Form 10-K405
period 1996-06-30
PAREXEL INTERNATIONAL CORP
filed 1996-09-27
CIK 799729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     June 30, 1996
                           --------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______ to _______

Commission file number     0-27058

                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)


         Massachusetts                                  04-2776264
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

        195 West Street
        Waltham, Massachusetts                             02154
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (617) 487-9900
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)




                                   (Continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained hereto, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

        The aggregate market value of Common Stock held by non-affiliates was $387,890,464 as of September 20, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as the latest practicable date:

        As of September 20, 1996, there were 8,448,868 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts II and IV of this report.

Specified portions of the Registrant's Proxy Statement dated October 8, 1996 for the annual meeting of stockholders to be held on November 14, 1996 are incorporated by reference into Part III of this report.


                               (End of cover page)

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.

            Item 1.       Business                                                                    3

            Item 2.       Properties                                                                 15

            Item 3.       Legal Proceedings                                                          15

            Item 4.       Submission of Matters to a Vote of Security Holders                        15

PART II

            Item 5.       Market for Registrant's Common Equity and Related                          16
                          Stockholder Matters

            Item 6.       Selected Financial Data                                                    16

            Item 7.       Management's Discussion and Analysis of Financial                          16
                          Condition and Results of Operations

            Item 8.       Financial Statements and Supplementary Data                                22

            Item 9.       Changes in and Disagreements with Accountants on                           22
                          Accounting and Financial Disclosure

PART III

            Item 10.      Directors and Executive Officers of the Registrant                         22

            Item 11.      Executive Compensation                                                     22

            Item 12.      Security Ownership of Certain Beneficial Owners                            22
                          and Management

            Item 13.      Certain Relationships and Related Transactions                             22

PART IV

            Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K           22


SIGNATURES                                                                                           28

                                     PART I


ITEM 1.   BUSINESS

GENERAL

   PAREXEL is a leading contract research organization ("CRO"), providing clinical research and development services to the worldwide pharmaceutical and biotechnology industries. The Company complements the research and development departments of pharmaceutical and biotechnology companies by offering high quality clinical research services to the client and reducing drug development time and cost. In addition, the Company's integrated services and extensive information technology capabilities coupled with its broad experience and expertise in global drug development provide clients with a variable cost alternative to the fixed costs associated with internal drug development. The Company offers a full complement of integrated product development services, including designing, initiating and monitoring clinical trials, managing and analyzing clinical data and consulting on regulatory affairs.

   The Company, founded in 1983 as a regulatory consulting firm, has built its business both through internal expansion and acquisitions. In 1988, the Company acquired Consulting Statisticians Inc., a leading biostatistics and data management provider specializing in the healthcare industry. In 1989, the Company initiated its international expansion by acquiring the London-based McDonnell Douglas Clinical Trials Analysis Division, a division of McDonnell Douglas Information Systems Ltd., which provided biostatistics and data management services in Europe. In 1990, the Company acquired Barnett Associates, Inc. to expand its Information Products Division, through which the Company offers a range of specialized clinical consulting and training services and related products. In 1991, the Company acquired AFB Arzneimittelforschung GmbH in Berlin, a European CRO based in Berlin, with offices in Frankfurt and Paris. In June 1996, the Company acquired Sitebase Clinical Systems, Inc., a provider of remote data entry software and Caspard Consultants, a Paris-based CRO. In August, 1996, the Company acquired Lansal Clinical Pharmaceutics Limited, an Israel-based CRO, and State and Federal Associates, Inc., a provider of consulting services to the healthcare and pharmaceutical industries located in Washington, D.C. The Company is headquartered in Waltham, Massachusetts and opened offices in San Diego in 1990, Raleigh-Durham in 1994, Milan, Italy, Kobe, Japan and Sydney, Australia in 1995 and Chicago and Madrid, Spain in 1996.

INDUSTRY OVERVIEW

  The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing limited clinical services in the 1970s to an industry which currently offers a full range of services that encompass the clinical research process, including pre-clinical evaluations, study design, clinical trial management, data collection and biostatistical analysis and product registration support. All of these services are provided in accordance with regulations which govern clinical trials and the drug approval process.

  The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large full-service CROs with global operations. Although there are few barriers to entry for small, limited-service providers, the Company believes there are significant barriers to becoming a full-service CRO with global capabilities. Some of these barriers include the development of broad therapeutic expertise and the infrastructure and experience necessary to serve the global demands of clients, the ability to simultaneously manage complex clinical trials in numerous countries, the expertise to prepare regulatory submissions in multiple countries, and the development and maintenance of the complex information technology systems required to integrate these capabilities. In recent years, the CRO industry has experienced consolidation due in part to the acquisition of smaller firms by larger full-service CROs.

  The CRO industry derives substantially all of its revenue from the pharmaceutical and biotechnology industries. The Company believes that the following trends will lead to further growth opportunities for full-service, global CROs, although there can be no assurance that this growth will materialize:

      - Cost Containment Pressures. Recently, drug companies have been focusing on more efficient ways of conducting business because of margin pressures stemming from patent expirations, market acceptance of generic drugs and impending regulatory pressures to reduce drug prices. The Company believes that the pharmaceutical industry is responding by consolidating and reducing jobs, centralizing the research and development process and outsourcing to variable cost CROs, thereby reducing the fixed costs associated with internal drug development.

      - Globalization of Clinical Development and Regulatory Strategy. Pharmaceutical and biotechnology companies increasingly are attempting to maximize profits from a given drug by pursuing regulatory approvals in multiple countries in parallel rather than sequentially, as was the practice historically. The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services. A pharmaceutical or biotechnology company seeking approvals in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. In addition, a company may turn to a CRO in the belief that regulatory authorities who are not familiar with the company may have more confidence in the results from tests independently conducted by a CRO known to those authorities.

      - Consolidation in the Pharmaceutical Industry. The pharmaceutical industry is consolidating as pharmaceutical companies seek to obtain cost reduction synergies through business combinations. Recent announced consolidations include some of the largest multinational pharmaceutical companies in the world, such as Glaxo-Wellcome, American Home
    Products-American Cyanamid, Hoechst-Marion Merrill Dow, Upjohn-Pharmacia and

Roche-Syntex. Once consolidated, many pharmaceutical companies aggressively manage costs by reducing headcount and outsourcing to variable-cost CROs in an effort to reduce the fixed costs associated with internal drug development. The Company believes that full-service global CROs will benefit from this trend.

      - Increasingly Complex and Stringent Regulation; Need for Technological Capabilities. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demands on data collection and analysis during the drug development process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

      - Drug Development Pressures. The Company believes that research and development expenditures have increased as a result of the constant pressure to develop a pipeline of products, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions such as infectious diseases, including AIDS.

      - Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last ten years and is introducing significant numbers of new drug candidates which will require regulatory approval. Many biotechnology companies do not have the necessary experience or resources to conduct clinical trials. Accordingly, many of these companies have chosen to outsource to CROs rather than expend significant time and resources to develop an internal clinical development capability. Moreover, the biotechnology industry is rapidly expanding into and within Europe, providing significant growth opportunities for CROs with a global presence. The development of therapies for chronic disorders, such as Alzheimer's disease and arthritis, requires complex clinical trials to demonstrate the therapy's effectiveness and determine whether the drug causes any long-term side effects.


PAREXEL'S STRATEGY

  PAREXEL's objective is to maintain and enhance its position as a leading CRO by providing a full range of clinical services on a global basis. The Company addresses all aspects of clinical research and development with a flexible approach that allows its clients to use the Company's services on an individual or bundled basis. The Company believes its expertise in conducting scientifically demanding trials and its ability to coordinate complicated global trials are significant competitive strengths. The Company will continue to invest in improvements in information technology and will consider acquisitions of complementary businesses in order to enhance its competitive position and its level of service.

Serve the Global Model of New Drug Development

   The Company believes that its ability to conduct clinical trials worldwide enhances its ability to serve the increasingly global model of drug development. The Company has provided clinical research and development services to major North American, European and Japanese pharmaceutical companies. The Company has expanded geographically primarily through internal growth, supplemented by strategic acquisitions, with a goal of serving all major client markets worldwide and positioning the Company to serve developing markets. Since January 1, 1994, the Company has opened offices in Chicago, Kobe, Milan, Raleigh-Durham, Sydney and Madrid. PAREXEL is conducting a number of multinational clinical studies designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that the expertise developed by conducting multi-jurisdictional clinical trials is a competitive advantage as pharmaceutical companies increasingly pursue regulatory approvals in multiple jurisdictions in parallel.

   The Company believes that the efficient delivery of high-quality clinical services requires adherence to standardized procedures on a worldwide basis. The Company has devoted considerable resources to developing internal standard operating procedures. These procedures, together with the Company's information technology, enable the Company to reduce the time involved in preparing regulatory submissions by concurrently compiling and analyzing large volumes of data from multinational trials and preparing regulatory submissions for filings on a global basis.

Address All Aspects of Clinical Research; Offer Flexible Menu of Services

    The Company offers a full range of services that encompasses the clinical research process. The Company believes that its knowledge and experience in all stages of clinical research enhance its credibility with prospective clients. The Company's full range of services and global experience complement the research and development departments of pharmaceutical and biotechnology companies. In order to meet the needs of specific clients, PAREXEL offers its services on either an individual or a bundled basis. This approach allows the Company to establish a relationship with a new client with the need for a particular service which may in turn lead to larger, more comprehensive projects. This flexibility allows PAREXEL to deliver its services by operating autonomously or by working in close collaboration with its clients. In some cases, the Company has taken advantage of the flexibility of its information technology systems to gain direct access to client data on client systems. In addition, the Company provides regulatory periodicals, training materials and seminars and other complementary information products and services designed to meet its clients' demands for increased productivity in clinical development.

Conduct Scientifically Demanding Trials

  The Company provides its services in connection with scientifically and clinically demanding trials in a wide range of therapeutic areas, such as trials involving the testing of drugs developed by biotechnology companies and drugs addressing complex diseases such as AIDS, cancer and

Alzheimer's. The Company's leadership in AIDS is evidenced by the selection of PAREXEL as the CRO for the Intercompany Collaborative for AIDS Drug Development, a consortium including 18 global leaders in AIDS research. Other therapeutic categories in which the Company has expertise include neurology, oncology, gastroenterology, endocrinology, cardiology, hematology, immunology, rheumatology and the study of pulmonary, reproductive and infectious diseases. The Company believes that as trials involve increasingly complex therapeutic areas, CROs with a broad range of experience have a competitive advantage over other companies with more limited capabilities.

Continue Investment in Information Technology

  The Company believes that superior information technology is essential to enable a CRO to provide project services concurrently in multiple countries, expand its geographic operations to meet the global needs of the pharmaceutical and biotechnology industries and provide innovative services designed to expedite the clinical trials process. The Company has an extensive and effective global information technology network and believes that its information technology provides it with a significant competitive advantage. The Company's information technology supports its global organizational structure by enabling all offices to exchange information with each other so that several offices worldwide can work simultaneously on a project. The global information technology network also allows the Company to track the progress of ongoing client projects and predict more accurately and quickly its future personnel needs to meet client contract commitments. In addition, the Company's open and flexible information technology system can be adapted to the multiple needs of different clients and regulatory systems. This enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.

SERVICES

  The Company provides a full range of clinical research and development services, including clinical trials management, clinical data management, biostatistical analysis, study design and regulatory affairs services, including product registrations with regulatory authorities for its clients. The Company provides services individually or as an integrated package of two or more services. The Company's full range of services and global experience complement the research and development departments of the Company's clients. In addition, the Company's Information Products Division ("IPD") offers specialized clinical consulting and training services and related products.

Clinical Trials Management Services

  PAREXEL offers complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in most therapeutic areas, including neurology, oncology, gastroenterology, endocrinology, cardiology, hematology, immunology, rheumatology and the study of pulmonary, reproductive and infectious diseases. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

  PAREXEL can manage every aspect of clinical trials, including design, placement, initiation, monitoring, report preparation and strategy development. See "Government Regulation -- New Drug Development-An Overview." Most of the Company's clinical trials management projects involve Phase II or III clinical trials, which are generally much larger and more complex than Phase I trials.

  Clinical trials are monitored for and with strict adherence to good clinical practices ("GCP"). The design of efficient Case Report Forms ("CRF"), detailed operations manuals and site visits by PAREXEL's clinical research associates ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

  Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. PAREXEL's clinical trials management group assists clients with one or more of the following steps:

      - Study Protocol Design. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authority.

     - Case Report Forms Design. Once the study protocol has been finalized, CRFs must be developed. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

      - Site and Investigator Recruitment. The drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or the CRO. The trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company.

      - Patient Enrollment. The investigators find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.


     - Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. The data are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

      - Report Writing. The findings of statistical analysis of data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

      - Medical Services. Throughout the course of a clinical trial, PAREXEL's physicians can provide a wide range of medical research and consulting services, including medical monitoring of clinical trials.

Clinical Data Management and Biostatistical Services

  PAREXEL's data management professionals assist in the design of CRFs, as well as training manuals for investigators, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution.

  The Company has extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support New Drug Application submissions and databases in strict accordance with FDA and European specifications. For example, the Company recently completed, in support of a New Drug Application filing, an expanded access program with over 2,000 investigators enrolling over 11,000 patients at sites located in 26 countries, including 17 in Europe, five in South America, two in Central America, the United States and Australia. Over 300,000 pages of CRF data were collected from these sites and merged into one integrated database.

  PAREXEL's biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Frequently, biostatisticians represent clients during panel hearings at the FDA.

Regulatory Affairs Services

  PAREXEL provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in major jurisdictions in Europe and North America, including regulatory strategy formulation, document preparation and liaison with the FDA and other regulatory agencies. In addition, the Company provides the services of qualified experts to assist with good manufacturing practices ("GMP") compliance in existing manufacturing plants and to assure that new facilities are built to conform to GMP. PAREXEL's staff provides on-site GMP training sessions and conducts internal and external quality control and quality assurance audits.

  PAREXEL works closely with clients to devise regulatory strategies and comprehensive product development programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.

Information Products Division

  The Company's Information Products Division offers a range of specialized clinical consulting and training services and related products through Barnett International Corporation, a subsidiary of the Company, and through IPD's publications group. Barnett International Corporation is a leader in providing training, conferences, education and management consulting services to the worldwide clinical research community, with extensive experience in organization structure, curriculum design and human resource management in clinical research. The publications group produces several publications covering regulatory issues, including the monthly U.S. Regulatory Reporter (launched in 1984), books such as New Drug Development: A Regulatory Overview and Biologics Development: A Regulatory Overview, and reports such as CANDA: A Regulatory, Technology, and Strategy Report and GCPs in the U.S., E.C., and Nordic Council: An International Comparative Report.

   Note 13 entitled "Geographic Information" to the Company's Consolidated Financial Statements contains information concerning foreign and domestic operations of PAREXEL.


INFORMATION SYSTEMS

   The Company is committed to investing in information technology designed to help the Company provide high quality services in a cost effective manner and to manage its internal resources. The Company believes it is one of the few CROs that has an extensive and effective global information technology network. The Company has built on its network by developing a number of proprietary information systems that address critical aspects of its business, including time management, budgeting and forecasting and on-line clinical information management. The Company recently augmented its systems capabilities with the acquisition of Sitebase Clinical Systems, a leading provider of remote data entry technology. RDE technology has important implications for CROs, including enhancing the accuracy and timeliness of clinical data, thereby shortening customers' time-to-market.

  The Company's information systems group has 45 employees responsible for technology procurement, applications development and management of the Company's worldwide computer network. The wide area network links ten local area networks, interconnecting approximately 1,300 computers worldwide. The Company's information systems are designed to work in support of and reinforce that Company's standard operating procedures. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.

SALES AND MARKETING

  PAREXEL's marketing strategy is to focus on prospective clients whose clinical development projects are large and complex and to develop close relationships with key decision-makers throughout its clients' drug development organizations. The Company's client relations professionals, senior executives and project team leaders all share responsibility for the maintenance of key client relationships and business development activities. The Company believes that its emphasis on developing close relationships with its clients leaves it well positioned to benefit from the trend among pharmaceutical companies to concentrate their outsourcing among fewer CROs. The Company's core marketing activities are complemented by the industry conferences and publications offered by the Company's IPD. Although the IPD activities are conducted as independent business activities, the Company believes that the IPD offerings enhance the Company's market position in the drug development community.

  The Company's marketing activities are coordinated by PAREXEL's client service executives in each of the Company's U.S. locations as well as the Company's locations in Australia, France, Germany, Italy, Japan, Spain and the United Kingdom. Most of the Company's business development personnel have technical or scientific backgrounds and many are physicians, pharmacologists, statisticians and regulatory affairs professionals. The Company coordinates its worldwide marketing efforts through a computerized system that is integrated into each of the Company's locations.

CLIENTS

  PAREXEL has served most of the leading U.S., European and Japanese pharmaceutical companies. PAREXEL's clients also include companies which develop biotechnology and other emerging technologies.

         The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a relatively limited number of major projects or clients. In fiscal 1994, 1995 and 1996, no single customer accounted for more than 10% of consolidated net revenue. In fiscal 1994, 1995 and 1996, the Company's top five customers accounted for 29.8%, 25.2% and 32.0%, respectively, of the Company's consolidated net revenue. The loss of business from a significant client could materially and adversely affect the Company's net revenue.

COMPETITION

         The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs, and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes favorably in these areas.

         The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the fourth largest full-service CRO, based on estimated annual net revenue. The three largest CROs are Corning Lab Services, Inc., a subsidiary of Corning, Inc., Applied Bioscience International, Inc. and Quintiles Transnational Corporation. In addition, the fifth largest CRO is ClinTrials Research, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well as a trend toward the concentration by pharmaceutical companies of outsourcing among fewer CROs has led to heightened competition for CRO contracts.

GOVERNMENT REGULATION

         The clinical investigation of new drugs is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. While GCP has not been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, some provisions of GCP have been included in regulations adopted by the FDA. Furthermore, in practice, the FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP.

         The FDA's regulatory requirements have served as the model for much of the regulation for new drug development worldwide. As a result, similar regulatory requirements exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in various countries, and the Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors. Beginning in 1991, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian and Western European regulators.

  The services provided by PAREXEL are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods, and such documents may be reviewed by the study sponsor and the FDA during audits. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial.

BACKLOG

  Backlog consists of anticipated net revenue from letter agreements or contracts that have been signed but not yet completed. Once work under a contract or letter agreement commences, revenue is generally recognized over the life of the contract, which usually lasts for 12 months or more. Backlog excludes anticipated net revenues for projects for which the Company has commenced work but for which a definitive contract or letter agreement has not been executed. Backlog at June 30, 1996 was approximately $110 million, as compared with approximately $81 million at June 30, 1995.

  The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in backlog are subject to termination or delay. Clients terminate or delay contacts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. The Company typically is entitled to receive certain fees for winding down a study which is terminated or delayed and, in some cases, a termination fee.

POTENTIAL LIABILITY AND INSURANCE

  PAREXEL's clinical research services center on the testing of new drugs on human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company has not experienced any claims to date arising out of any clinical trial managed or monitored by it.

  The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards ("IRBs") and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and measures designed to protect patients, such as the requirement to obtain informed consent.

  To reduce its potential liability, PAREXEL seeks to obtain indemnity provisions in its contracts with clients and with investigators hired by the Company on behalf of its clients. These indemnities generally do not, however, protect PAREXEL against certain of its own actions such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. PAREXEL could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

  The Company currently maintains an errors and omissions professional liability insurance policy. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

INTELLECTUAL PROPERTY

  The Company believes that factors such as its ability to attract and retain highly-skilled professional and technical employees and its project management skills and experience are significantly more important to its business than are any intellectual property rights developed by it. PAREXEL has developed certain computer software and related methodologies that the Company has sought to protect through a combination of contracts, copyrights and trade secrets; however, the Company does not consider the loss of exclusive rights to any of this software or methodology to be material to the Company's business.

EMPLOYEES

  As of June 30, 1996, the Company had approximately 1,300 full and part-time employees, of which over 120 hold Ph.D. or M.D. degrees and over 225 others hold masters degrees. Approximately 63% of the full-time employees are located in North America and 36% are located in Europe. The Company believes that its relations with its employees are good.

  The success of the Company's business depends on its ability to attract and retain a qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel, particularly those with Ph.D., M.D. or equivalent degrees, is high. The Company believes that its multinational presence, which allows for international transfers, is an advantage in attracting employees. In addition, the Company believes that the wide range of clinical trials in which it participates allows the Company to offer a broad experience to clinical researchers. While the Company has not experienced any significant difficulties in attracting or retaining qualified staff to date, there can be no assurance the Company will be able to avoid such difficulties in the future.


ITEM 2.           PROPERTIES

  PAREXEL leases all but one of its facilities. The Company's principal executive offices are located in Waltham, Massachusetts, where it leases approximately 83,000 square feet under leases that expire in August 2001. The Company also maintains North American offices in Chicago, Philadelphia, Raleigh-Durham, San Diego, and Washington, D.C. The Company's European subsidiaries maintain offices in Berlin, Frankfurt, London, Milan, Paris, Madrid, and Tel Aviv. The Company's Japanese subsidiary is located in Kobe. The Company's Australian subsidiary is located in Sydney.


ITEM 3.           LEGAL PROCEEDINGS

  The Company is a defendant in a proceeding initiated by a former shareholder of a business which was subsequently acquired by the Company captioned Tallon v. Harwood, Barnett, Barnett Associates, Inc. and PAREXEL International Corporation, 92-3496. The proceeding was filed on March 3, 1992 in the Court of Common Pleas, Delaware County, Pennsylvania. The plaintiff, whose shares were acquired by the other two shareholders of the acquired business approximately three months prior to the acquisition of the business by PAREXEL, is seeking unspecified monetary damages based on a claim that his shares were purchased at an unfairly low price. The Company has filed an answer specifically denying the material allegations raised in the plaintiff's complaint and raising various affirmative defenses. The Company believes that resolution of this matter will not have a material adverse effect on the financial position, results of operations or business of the Company.

  The Company is not a party to, and is not aware of, any proceeding involving any material claims arising out of any clinical trial that it managed or monitored.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         This information is incorporated by reference from page 34, "Quarterly Operating Results and Common Stock Information (Unaudited)" of the Company's 1996 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 6.           SELECTED FINANCIAL DATA

         This information is incorporated by reference from page 35, "Selected Financial Data," of the Company's 1996 Annual Report to Stockholders included as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from pages 14-18, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 1996 Annual Report to Stockholders included as
Exhibit 13.1.

                                  RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the company and its business. Information provided by the Company from time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). These risk factors are being provided pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

Loss or Delay of Large Contracts

  Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that several factors, including the potential adverse impact of health care reform, have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts with CROs. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-17 of the Company's Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

Variability of Quarterly Operating Results

  The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the initiation and progress of significant projects, exchange rate fluctuations, the mix of services offered, the opening of new offices, the costs associated with integrating acquisitions and the startup costs incurred in connection with the introduction of new products and services. In addition, during the third quarter of fiscal 1993 and 1995, the Company's results of operations were affected by a non-cash restructuring charge and a non-cash write-down due to the impairment of long-lived assets, respectively. See "Risks Associated with Acquisitions." Because a high percentage of the Company's operating costs are relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of clinical trials can cause material adverse variations in quarterly operating results. See Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements on page 34 of the Company's 1996 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

Dependence on Certain Industries and Clients

The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1994, 1995 and 1996, the Company's top five clients accounted for 29.8%, 25.2% and 32.0%, respectively, of the Company's consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company. See "Business - Clients" which appears on page 11 of this Form 10-K

Dependence on Government Regulation

  The Company's business depends on the comprehensive government regulation of the drug development process. In the United States, the general trend has been in the direction of continued or increased regulation, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards as are in effect for conventional drugs. In Europe, the general trend has been toward coordination of common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, as well as anticipated regulation, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company. See "Business - Government Regulations" which appears on page 12 of this Form 10-K.

Potential Adverse Impact of Health Care Reform

  Numerous governments have recently undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last several years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, health care reform may again be addressed by the U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company. See Item "Business - Industry Overview" which appears on page 3 of this Form 10K.

  Many European governments have also reviewed or undertaken health care reform. For example, German health care reform legislation implemented in January 1993 contributed to an estimated 15% decline in German pharmaceutical industry sales in calendar 1993 and led several clients to cancel contracts with the Company. Subsequent to these events, in the third quarter of fiscal 1993, the Company restructured its German operations and incurred a restructuring charge of approximately $3.3 million. In addition, in the third quarter of fiscal 1995, the Company's results of operations were affected by a non-cash write-down due to the impairment of long-lived assets of PAREXEL GmbH, the Company's German subsidiary, of approximately $11.3 million. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-17 of the Company's Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

Competition; CRO Industry Consolidation

  The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in these areas. See "Business - Competition" which appears on page 12 of this Form 10-K.

  The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well as a trend by pharmaceutical companies of outsourcing among fewer CROs has led to heightened competition for CRO contracts.

Risks Associated with Acquisitions

  The Company has made a number of acquisitions and will continue to review future acquisition opportunities. Revenue derived from acquired businesses has contributed significantly to the Company's growth. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. In fiscal 1993 and 1995, the Company's results of operations were materially and adversely affected by write-offs associated with the Company's acquired German operations. There can be no assurance that any acquisition will be successfully integrated into the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"on pages 13-17 of the Company's 1996 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

Management of Business Expansion; Need for Improved Systems; Assimilation of Foreign Operations

The Company's business and operations have experienced substantial expansion over the past 10 years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-17 of the Company's 1996 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

Dependence on Personnel

  The Company relies on a number of key executives, including Josef H. von Rickenbach, its President, Chief Executive Officer and Chairman, upon whom the Company maintains key man life insurance. Although the Company has entered into agreements containing non-competition restrictions with its senior officers, the Company does not have employment agreements with most of these persons and the loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. The level of competition among employers for skilled personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. There can be no assurance the Company will be able to continue to attract and retain qualified staff. See "Business - Employees" which appears on page 14 of this Form 10-K.

Potential Liability; Possible Insufficiency of Insurance

  Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. See "Business - Potential Liability and Insurance" which appears on page 13 of this Form 10-K.

Adverse Effect of Exchange Rate Fluctuations

  Approximately 36.0%, 40.2% and 38.4% of the Company's net revenue for fiscal 1994, 1995 and 1996, respectively, were derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

Potential Volatility of Stock Price

  The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Because the Company's Common Stock currently trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings from, or a change in, analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Investors in the Company's Common Stock must be willing to bear the risk of such fluctuations in earnings and stock price.

Anti-Takeover Provisions; Possible Issuance of Preferred Stock

The Company's Restated Articles of Organization and Restated By-Laws contain provisions that may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, shares of the Company's Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could adversely affect the market price of the Common Stock and could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information are incorporated by reference from pages 19-33 of the Company's 1996 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item may be found under the captions "Elections of Directors" and "Executive Officers" in the Proxy Statement for the Company 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information with respect to this item may be found under the captions "Directors' Compensation" and "Executive Compensation" in the Proxy Statement for the Company 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(A)      The following documents are filed as part of this report.

         (1) Financial Statements. The following financial statements and supplementary data included in the 1996 Annual Report to Stockholders, filed as Exhibit 13.1 to this report, are incorporated by reference into Item 8 of this report.

                                                                                         Annual Report to
                      Financial Statements                   Form 10-K Page              Stockholders Page
                      --------------------                   --------------              -----------------

Report of Independent Accountants                                  22                           33

Consolidated Balance Sheet at June 30, 1995                        22                           20
 and 1996

Consolidated Statement of Operations for each of                   22                           19
   the three years in the period ended June 30, 1996

Consolidated Statement of Stockholders' Equity for                 22                           21
   each of the three years ended June 30, 1996

Consolidated Statement of Cash Flows for each of                   22                           22
   the three years ended June 30, 1996

Notes to Consolidated Financial Statements                         22                          23-32



         (2)      Financial Statement Schedules:

                  For the three years ended June 30, 1996:

                     Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (3)      Exhibits

Exhibit No.       Description

3.1       --      Amended and Restated Articles of Organization of the
                  Company (filed as exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-1 (File No. 333-1188) and incorporated herein by this reference).

3.2      --       Amended and Restated By-laws of the Company (filed as
                  exhibit 3.2 to the Registrant's Registration Statement on Form
                  S-1 (File No. 333-1188) and incorporated herein by this reference).

4.1      --       Specimen certificate representing the Common Stock of the
                  Company (filed as exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-1 (File No.33- 97406) and incorporated herein by this reference).

4.2      --       Stock Purchase Agreement dated as of May 24, 1996 between
                  the Company, Sitebase Clinical Systems, Inc., Raymond A.
                  Konisky and Karen A. Konisky. (filed as exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-06953) and incorporated herein by this reference)

4.3      --       Registration Rights Agreement dated as of June 28, 1996
                  between the Company, Raymond A. Konisky and Karen A. Konisky.
                  (filed as exhibit 4.3 to the Registrant's Registration
                  Statement on Form S-1 (File No. 333-06953) and incorporated herein by this reference).

10.1     --       Stock Restriction and Registration Rights Agreement dated
                  as of June 15, 1990 among the Company and Samuel T. Barnett and Frederic Harwood (filed as exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.2     --       Stock Purchase, Restriction and Registration Rights
                  Agreement dated as of March 11, 1991 between the Company and Prof. Dr. Werner M. Herrmann (filed as exhibit 10.2 to the
                  Registrant's Registration Statement on Form S-1 (File No. 33-
                  97406) and incorporated herein by this reference).

10.3     --       Investment Agreement dated as of December 26, 1990 among
                  the Company and the stockholders named therein (filed as exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.4     --       Investment Agreement dated as of March 31, 1992 among the
                  Company and the stockholders named therein (filed as exhibit
                  10.4 to the Registrant's Registration Statement on Form S-1
                  (File No. 33-97406) and incorporated herein by this reference).

10.5     --       Sales Contract dated March 11, 1991 among Prof. Dr. Werner
                  M. Herrmann, Josef H. von Rickenbach and William T. Sobo with respect to the sale by Prof. Dr. Herrmann of a majority interest in AFB Arzneimittelforschung GmbH (filed as exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 33- 97406) and incorporated herein by this reference).

10.6      --      Employment Agreement dated June 30, 1993 between
                  AFB-PAREXEL GmbH Independent Pharmaceutical Research
                  Organization and Prof. Dr. med. Werner M. Herrmann (filed as exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7      --      Letter Agreement dated June 30, 1993 between the Company
                  and Prof. Dr. Werner M. Herrmann (filed as exhibit 10.7 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.8      --      Employment Agreement dated July 2, 1987 between Dr.
                  Veronica G.H. Jordan and the Company (filed as exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.9      --      Form of Stock Option Agreement of the Company (filed as
                  exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by this reference).

10.10     --      1986 Incentive Stock Option Plan of the Company (filed as
                  exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.11     --      1987 Stock Plan of the Company (filed as exhibit 10.11 to
                  the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.12     --      1989 Stock Plan of the Company (filed as exhibit 10.12 to
                  the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.13     --      1995 Stock Plan of the Company (filed as exhibit 10.13 to
                  the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.14     --      1995 Non-Employee Director Stock Option Plan of the Company
                  (filed as exhibit 10.14 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.15     --      1995 Employee Stock Purchase Plan of the Company (filed as exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.16     --      Corporate Plan for Retirement of the Company (filed as
                  exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.17     --      Loan and Security Agreement dated as of July 31, 1992
                  between the Company, Barnett International Corporation and The
                  First National Bank of Boston, as amended (filed as exhibit
                  10.17 to the Registrant's Registration Statement on Form S-1
                  (File No. 333-06953) and incorporated herein by this reference).

10.18     --      Line of Credit Agreement between PAREXEL GmbH and Deutsche
                  Bank Berlin, dated January 23, 1995 (filed as exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.19     --      First Amendment dated as of January 3, 1992 to the Lease
                  dated June 14, 1991 between 200 West Street Limited
                  Partnership and the Company (filed as exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.20     --      Second Amendment dated as of June 28, 1993 to the lease
                  dated June 14, 1991 between 200 West Street Limited
                  Partnership and the Company (filed as exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.21     --      Letter of employment dated July 6, 1993 between Barry R.
                  Philpott and the Company (filed as exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.22     --      Credit Agreement dated December 30, 1994 between PAREXEL
                  GmbH and The First National Bank of Boston (filed as exhibit
                  10.30 to the Registrant's Registration Statement on Form S-1
                  (File No. 33-97406) and incorporated herein by this reference).

10.23     --      Collateral Agreement dated December 30, 1994 between
                  PAREXEL GmbH and The First National Bank of Boston (filed as exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

11.1      --      Statement re computation of per share earnings.

13.1      --      Specified portions of the Registrant's 1996 Annual Report
                  to Stockholders.

21.1      --      List of subsidiaries of the Company.

23.1      --      Consent of Price Waterhouse LLP.

27.1      --      Financial Data Schedule.

 (B)              Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the 27th day of September, 1996.

                                        PAREXEL INTERNATIONAL CORPORATION



                                        By: /s/  JOSEF H. VON RICKENBACH
                                            -----------------------------------
                                            Josef H. von Rickenbach
                                            President, Chief Executive Officer
                                            and Chairman


                 Signatures                           Title(s)                         Date
                 ----------                           --------                         ----

/s/    JOSEF H. VON RICKENBACH           President, Chief Executive Officer      September 27, 1996
- ---------------------------------------
           Josef H. von Rickenbach       and Chairman (principal executive
                                         officer)

/s/        WILLIAM T. SOBO, JR           Senior Vice President, Chief Financial  September 27, 1996
- ---------------------------------------
             William T. Sobo, Jr         Officer and Treasurer (principal
                                         financial and accounting officer)

/s/        A. DANA CALLOW, JR.           Director                                September 27, 1996
- ---------------------------------------
            A. Dana Callow, Jr.


/s/       PATRICK J. FORTUNE             Director                                September 27, 1996
- ---------------------------------------
             Patrick J. Fortune


/s/        WERNER M. HERRMANN            Director                                September 27, 1996
- ---------------------------------------
           Werner M. Herrmann


/s/        PETER BARTON HUTT             Director                                September 27, 1996
- ---------------------------------------
              Peter Barton Hutt


/s/         JAMES SAALFIELD              Director                                September 27, 1996
- ---------------------------------------
               James Saalfield

                                                                     Schedule II
                                         PAREXEL INTERNATIONAL CORPORATION

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           Description             Balance at        Charged to                                          Balance at
                                  beginning of       costs and       Charged to       Deductions          end of
                                     period          expenses      other accounts   and write-offs        period
                                ---------------   -------------    --------------   ---------------    -------------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS
   Year ended June 30, 1994       $  242,000       $  349,000             --         $   (11,000)       $  580,000
   Year ended June 30, 1995          580,000        1,021,000             --            (327,000)        1,274,000
   Year ended June 30, 1996        1,274,000          515,000             --            (290,000)        1,499,000

DEFERRED TAX ASSET
   VALUATION ALLOWANCE
   Year ended June 30, 1994             --               --         $6,659,000(1)       (588,000)        6,071,000
   Year ended June 30, 1995        6,071,000             --          1,620,000          (200,000)        7,491,000
   Year ended June 30, 1996        7,491,000             --               --          (1,565,000)        5,926,000


- --------------
(1) Recorded in connection with the adoption of Statement of Financial Accounting Standards No. 109 on July 1, 1993.