Form 10-Q
period 1996-09-30
PAREXEL INTERNATIONAL CORP
filed 1996-11-14
CIK 799729

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from          to
                               --------    --------

Commission File Number: 0-27058

                        PAREXEL International Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2776269
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    195 West Street, Waltham, MA                                   02154
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


                                 (617) 487-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

Indicate the number of shares outstanding of each of the issues classes of common stock, as at the latest practicable date.

             As of October 29, 1996, there were 8,449,968 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

             Condensed consolidated balance sheet -- September 30, 1996
             and June 30, 1996                                               2

             Condensed consolidated statement of operations -- Three
             months ended September 30, 1996 and 1995                        3

             Condensed consolidated statement of cash flows -- Three
             months ended September 30, 1996 and 1995                        4

             Notes to condensed consolidated financial statements            5


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       6

Risk Factors                                                                10

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                                  16

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                       PAREXEL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (in thousands, except share and per share data)

                                                      JUNE 30,   SEPTEMBER 30,
                                                        1996         1996
                                                      --------   -------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents:
       Unrestricted                                  $  16,243     $   9,281
       Restricted                                          858         1,370
   Marketable securities                                29,319        26,425
   Accounts receivable, net                             39,277        49,596
   Other current assets                                  6,905         6,960
                                                     ---------     ---------

         Total current assets                           92,602        93,632

Property and equipment, net                              8,193        12,210
Other assets                                             1,606         1,828
                                                     ---------     ---------

                                                     $ 102,401     $ 107,670
                                                     =========     =========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt              $     762     $     774
   Accounts payable                                      7,003         9,014
   Advance billings                                     20,008        18,482
   Other current liabilities                            11,401        10,946
                                                     ---------     ---------

         Total current liabilities                      39,174        39,216

Long-term debt                                             360           304
Other liabilities                                        1,655         1,778
                                                     ---------     ---------

         Total liabilities                              41,189        41,298
                                                     ---------     ---------

Stockholders' equity:
   Common stock - $.01 par value; shares
       authorized: 25,000,000; shares issued:
       7,827,110 at June 30, 1996, 8,463,674 at
       September 30, 1996; shares outstanding:
       7,812,404 at June 30, 1996, 8,448,968 at
       September 30, 1996                                   78            84
   Additional paid-in capital and other
       stockholders' equity                             66,333        68,497
   Accumulated deficit                                  (5,199)       (2,209)
                                                     ---------     ---------

         Total stockholders' equity                     61,212        66,372
                                                     ---------     ---------

                                                     $ 102,401     $ 107,670
                                                     =========     =========

            See notes to condensed consolidated financial statements

                       PAREXEL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)
                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1995           1996
                                                        --------       --------
Revenue                                                 $ 24,369       $ 43,152
Reimbursed costs                                          (6,396)       (10,122)
                                                        --------       --------

Net revenue                                               17,973         33,030
                                                        --------       --------

Costs and expenses:
    Direct costs                                          12,465         22,821
    Selling, general and administrative                    3,834          6,617
    Depreciation and amortization                            515            883
                                                        --------       --------

                                                          16,814         30,321
                                                        --------       --------

Income from operations                                     1,159          2,709

Other income, net                                             98            364
                                                        --------       --------

Income before provision for income taxes                   1,257          3,073
Provision for income taxes                                   515          1,137
                                                        --------       --------

Net income                                              $    742       $  1,936
                                                        ========       ========


Net income per share                                    $   0.14       $   0.22
                                                        ========       ========

Weighted average common and
    common equivalent shares outstanding                   5,734          8,628
                                                        ========       ========

            See notes to condensed consolidated financial statements

                       PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)
                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                            1995         1996
                                                           -------     --------
Cash flows from operating activities:
    Net income                                             $   742     $  1,936
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                        515          883
          Change in operating assets and liabilities,
             net of effects from acquisitions               (2,575)      (8,934)
          Other operating activities                           (40)          --
                                                           -------     --------

Net cash used by operating activities                       (1,358)      (6,115)
                                                           -------     --------

Cash flows from investing activities:
    Purchase of marketable securities                       (1,300)     (10,849)
    Proceeds from sale of marketable securities              1,500       13,773
    Cash related to acquisition activities                      --          251
    Purchase of property and equipment                        (262)      (2,657)
                                                           -------     --------

Net cash provided (used) by investing activities               (62)         518
                                                           -------     --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                      --        1,429
    Repayments of long-term debt                              (202)      (2,755)
                                                           -------     --------

Net cash used by financing activities                         (202)      (1,326)
                                                           -------     --------

Effect of exchange rate changes on unrestricted cash
    and cash equivalents                                       (76)         (39)
                                                           -------     --------

Net decrease in unrestricted cash
    and cash equivalents                                    (1,698)      (6,962)

Unrestricted cash and cash equivalents at beginning
    of period                                                5,315       16,243
                                                           -------     --------

Unrestricted cash and cash equivalents at end of period    $ 3,617     $  9,281
                                                           =======     ========

            See notes to condensed consolidated financial statements

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in PAREXEL International Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company's stock is currently quoted on the Nasdaq National Market under the symbol "PRXL".

Note 2 -- Subsequent Event

On October 22, 1996, the Company filed a registration statement, on Form S-1, related to an aggregate of 1,066,900 shares of the Company's common stock for a proposed sale to the public.

Note 3 -- Earnings per Share

Earnings per share calculations for the three months ended September 30, 1996 are based on 8,384,722 weighted average common shares outstanding, plus 243,216 common share equivalents attributable to common stock options. See Exhibit 11 for further information on the computation of earnings per common and common equivalent share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth and discussed below for the three months ended September 30, 1996 is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

OVERVIEW

The Company provides a full spectrum of clinical trials research and development services on a contract basis to the pharmaceutical and biotechnology industries. These services are provided to clients on a global basis and include: (1) designing, initiating and monitoring clinical trials; (2) managing and analyzing clinical data; and (3) regulatory consulting.

The Company's contracts are typically fixed price, multi-year contracts that require a portion of the fee to be paid at the time the contract is entered into, with the balance of the fee paid in installments during the contract's duration. Net revenue from contracts is generally recognized on a percentage of completion basis as work is performed.

As is customary in the industry, the Company routinely subcontracts with third party investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These and other reimbursable costs are paid by the client and, in accordance with industry practice, are included in revenue. Reimbursed costs vary from contract to contract. Accordingly, the Company views net revenue, which consists of revenue less reimbursed costs, as its primary measure of revenue growth.

Direct costs consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed and allocated facilities and information systems costs. Selling, general and administrative expenses consist of compensation and related fringe benefits for selling and administrative employees, professional services and advertising costs, as well as allocated costs related to facilities and information systems.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

Net revenue increased by $15.1 million, or 83.8%, from $18.0 million for the three months ended September 30, 1995 to $33.0 million for the three months ended September 30, 1996. This net revenue growth was primarily attributable to an increase in the volume of clinical research projects serviced by the Company, particularly in the areas of data management and biostatistical analysis and, to a lesser extent, clinical monitoring services.

Direct costs increased by $10.4 million, or 83.1%, from $12.5 million for the three months ended September 30, 1995 to $22.8 million for the three months ended September 30, 1996. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased slightly from 69.4% for the three months ended September 30, 1995 to 69.1% for the three months ended September 30, 1996.

Selling, general and administrative expenses increased by $2.8 million, or 72.6%, from $3.8 million for the three months ended September 30, 1995 to $6.6 million for the three months ended September 30, 1996. This increase was primarily due to increased administrative personnel, hiring and facilities costs, in line with management's objective of increasing infrastructure to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased from 21.3% for the three months ended September 30, 1995 to 20.0% for the three months ended September 30, 1996, primarily due to leveraging of infrastructure over an expanding revenue base.

Depreciation and amortization expense increased by $368,000, or 71.5%, from $515,000 for the three months ended September 30, 1995 to $883,000 for the three months ended September 30, 1996. The increase is primarily due to increased capital spending on computer equipment to support the increase in project-related personnel.

Income from operations for the three months ended September 30, 1996 increased by $1.6 million, or 133.7%, from $1.2 million for the three months ended September 30, 1995 to $2.7 million for the three months ended September 30, 1996.

Other income, net increased by $266,000 from $98,000 for the three months ended September 30, 1995 to $364,000 for the three months ended September 30, 1996. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's public offerings in fiscal 1996.

The Company's effective income tax rate was 37.0% for the three months ended September 30, 1996, compared to 41.0% for the three months ended September 30, 1995. The effective income tax rate varies with changes in the mix of taxable income from the different jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consists of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, in some cases on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. As a result, the number of days revenue outstanding in accounts receivable, net of advance billings and the related dollar values of these accounts, can vary due to the achievement of contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding, net of advance billings, was 47 days at June 30, 1996 and 65 days at September 30, 1996. The increase in days revenue outstanding from June 30, 1996 to September 30, 1996 was primarily due to the timing of the achievement of project milestones and related billings, as well as a decline in the amounts billed to clients in advance of revenue earned. Accounts receivable, net of the allowance for doubtful accounts, increased from $39.3 million at June 30 1996 to $49.6 million at September 30, 1996, while advance billings decreased from $20.0 million at June 30, 1996 to $18.5 million at September 30, 1996

Unrestricted cash and cash equivalents decreased by $7.0 million during the three months ended September 30, 1996 as a result of $6.1 million and $1.3 million in cash used by operating and financing activities, respectively, offset by $518,000 in cash provided by investing activities. Net cash used by operating activities resulted from net income, excluding non-cash expenses, of $2.8 million and an increase in accounts payable of $1.6 million being more than offset by increases in restricted cash of $512,000 and billed and unbilled receivables of $7.7 million and decreases in advance billings of $1.7 million and other current liabilities of $858,000. Cash provided by investing activities consisted of net proceeds from sales of marketable securities of $2.9 million and the net cash balances of acquired companies of $251,000 nearly offset by capital expenditures of $2.7 million related to facility expansion and investments in information technology. Cash used by financing activities reflects repayments of long-term debt of $2.8 million partially offset by net proceeds from the exercise of stock options of $1.4 million. Debt repayments included $2.3 million to retire third-party debt assumed during the August, 1996 S&FA acquisition.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $7.5 million and a capital lease line of credit with a U.S. bank for $2.4 million. At September 30, 1996, the Company had approximately $9.0 million in available credit under these arrangements.

The Company's primary cash needs on both a short-term and long-term basis are for the payment of the salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offering, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

The foregoing statements include forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or capital expenditures or cash expenditures related to possible future acquisitions.

RECENT EVENT

On October 22, 1996, the Company filed a registration statement, related to an aggregate of 1,066,900 shares of the Company's common stock, on Form S-1, for a proposed sale to the public.

                                  RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). These risk factors are being provided pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

LOSS OR DELAY OF LARGE CONTRACTS. Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including among others the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that several factors, including the potential adverse impact of health care reform, have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts with CROs. The loss or delay of a large contract or the loss or delay of multiple contacts could have a material adverse effect on the financial performance of the Company.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the initiation and progress of significant projects, exchange rate fluctuations, the mix of services offered, the opening of new offices, the costs associated with integrating acquisitions and the startup costs incurred in connection with the introduction of new products and services. In addition, during the third quarters of fiscal 1993 and 1995, the Company's results of operations were affected by a non-cash restructuring charge and a non-cash write-down due to the impairment of long-lived assets, respectively. Because a high percentage of the Company's operating costs is relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of clinical trials can cause material adverse variations in quarterly operating results.

DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS. The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company.

The Company believes that concentrations of business in the CRO industry are not uncommon. The Company has experienced such concentration in the past and may experience such concentration in future years. No client accounted for 10% or more of consolidated net revenue in fiscal 1996 or the three months ended September 30, 1996. In fiscal 1996 and the three months ended September 30, 1996, the Company's top five clients accounted for 32.0% and 34.8%, respectively, of the Company's consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

DEPENDENCE ON GOVERNMENT REGULATION. The Company's business depends on the comprehensive government regulation of the drug development process. In the United States, the general trend has been in the direction of continued or increased regulation, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards as are in effect for conventional drugs. In Europe, the general trend has been toward coordination of common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, as well as anticipated regulation, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company.

POTENTIAL ADVERSE IMPACT OF HEALTH CARE REFORM. Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last several years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals was adopted, health care reform may again be addressed by the U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

Many European governments have also reviewed or undertaken health care reform. For example, German health care reform legislation (the "Seehofer Gesetz"), which was implemented on January 1, 1993, contributed to an estimated 15% decline in German pharmaceutical industry sales in calendar 1993 and led several clients to cancel contracts with the Company. Subsequent to these events, in the third quarter of fiscal 1993, the Company restructured its German operations and incurred a restructuring charge of approximately $3.3 million. In addition, in the third quarter of fiscal 1995, the Company's results of operations were affected by a non-cash write-down due to the impairment of long-lived assets of PAREXEL GmbH, the Company's German subsidiary, of approximately $11.3 million. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in Europe.

COMPETITION; CRO INDUSTRY CONSOLIDATION. The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in these areas.

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

MANAGEMENT OF BUSINESS EXPANSION; NEED FOR IMPROVED SYSTEMS; ASSIMILATION OF FOREIGN OPERATIONS. The Company's business and operations have experienced substantial expansion over the past 10 years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. In fiscal 1993 and 1995, the Company's results of operations were materially and adversely affected by write-offs associated with the Company's acquired German operations. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions, including four since June 1, 1996, and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. In fiscal 1993 and 1995, the Company's results of operations were materially and adversely affected by write-offs associated with the Company's acquired German operations. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

DEPENDENCE ON PERSONNEL. The Company relies on a number of key executives, including Josef H. von Rickenbach, its President, Chief Executive Officer and Chairman, upon whom the Company maintains key man life insurance. Although the Company has entered into agreements containing non-competition restrictions with its senior officers, the Company does not have employment agreements with most of these persons and the loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. The level of competition among employers for skilled personnel, particularly whose with M.D., Ph.D. or equivalent degrees, is high. There can be no assurance the Company will be able to continue to attract and retain qualified staff. In addition, the cost of recruiting skilled personnel has increased and there can be no assurance that such costs will not continue to rise.

POTENTIAL LIABILITY; POSSIBLE INSUFFICIENCY OF INSURANCE. Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company.

ADVERSE EFFECT OF EXCHANGE RATE FLUCTUATIONS. Approximately 38.4% and 33.8% of the Company's net revenue for fiscal 1996 and the three months ended September 30, 1996, respectively, were derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Because the Company's Common Stock currently trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings from, or a change in, analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Investors in the Company's Common Stock must be willing to bear the risk of such fluctuations in earnings and stock price.

ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK. The Company's Restated Articles of Organization and Restated By-Laws contain provisions that may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, shares of the Company's Preferred Stock may be issued in the future without further stockholder approval and upon such terms and condition, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could adversely affect the market price of the Common Stock and could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

Part II. Other Information


Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit 11--Statement re Computation of Earnings Per Common and Common Equivalent Share

                 Exhibit 27--Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 1st day of November, 1996.


                                     PAREXEL International Corporation


                                     By: /s/ Josef H. von Rickenbach
                                        --------------------------------------
                                        Josef H. von Rickenbach
                                        President, Chief Executive Officer and
                                        Chairman




                                     By: /s/ William T. Sobo, Jr.
                                        --------------------------------------
                                        William T. Sobo, Jr.
                                        Senior Vice President, Chief Financial
                                        Officer

EXHIBIT NO.                                                               PAGE
-----------                                                               ----

   11        Computation of Earnings Per Common and Common Equivalent
             Share                                                         18

   27        Financial Data Schedule                                       19