Form 10-Q
period 1996-12-31
PAREXEL INTERNATIONAL CORP
filed 1997-02-14
CIK 799729

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

For the Quarterly Period Ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission File Number:  0-27058

                        PAREXEL International Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                              04-2776269
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    195 West Street, Waltham, MA                          02154
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

                                 (617) 487-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X   Yes          No
                                                  -----        -----

Indicate the number of shares outstanding of each of the issues classes of common stock, as of the latest practicable date.

            As of February 10, 1997, there were 19,450,568 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                      -----
                                                                           PAGE
                                                                           ----

Part I.    Financial Information

     Item 1.    Financial Statements (Unaudited)

                Condensed consolidated balance sheet -- December 31 and
                June 30, 1996                                                2

                Condensed consolidated statement of operations -- Three
                months ended December 31, 1996 and 1995; six months
                ended December 31, 1996 and 1995                             3

                Condensed consolidated statement of cash flows -- Six
                months ended December 31, 1996 and 1995                      4


                Notes to condensed consolidated financial statements         5


     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7

Risk Factors                                                                12

Part II.   Other Information

     Item 4.    Submission of Matters to a Vote of Security Holders         17

     Item 5.    Other Information                                           18

     Item 6.    Exhibits and Reports on Form 8-K                            18


Signatures                                                                  19

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                               PAREXEL INTERNATIONAL CORPORATION

                               CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands, except share and per share data)

                                                                JUNE 30,       DECEMBER 31,
                                                                 1996              1996
                                                               --------        -----------
                                                                               (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents:
      Unrestricted                                             $ 16,243          $ 66,522
      Restricted                                                    858               891
   Marketable securities                                         29,319            27,722
   Accounts receivable, net                                      39,277            53,372
   Other current assets                                           6,905             8,620
                                                               --------          --------
         Total current assets                                    92,602           157,127

Property and equipment, net                                       8,193            16,112
Other assets                                                      1,606             1,862
                                                               --------          --------
                                                               $102,401          $175,101
                                                               ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                        $    762          $    637
   Accounts payable                                               7,003             7,922
   Advance billings                                              20,008            24,729
   Other current liabilities                                     11,401            13,395
                                                               --------          --------
         Total current liabilities                               39,174            46,683

Long-term debt                                                      360               196
Other liabilities                                                 1,655             1,714
                                                               --------          --------
         Total liabilities                                       41,189            48,593
                                                               --------          --------

Stockholders' equity:
   Common stock - $.01 par value; shares
      authorized: 25,000,000 at June 30, 1996,
      50,000,000 at December 31, 1996; shares
      issued: 15,654,220 at June 30, 1996,
      19,468,006 at December 31, 1996; shares
      outstanding: 15,624,808 at June 30, 1996,
      19,438,594 at December 31, 1996                               156               194
   Additional paid-in capital and other
      stockholders' equity                                       66,255           126,362
   Accumulated deficit                                           (5,199)              (48)
                                                               --------          --------
         Total stockholders' equity                              61,212           126,508
                                                               --------          --------
                                                               $102,401          $175,101
                                                               ========          ========



            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)
                                   (in thousands, except per share data)

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 DECEMBER 31,               DECEMBER 31,
                                              1995          1996          1995          1996
                                             -------      --------      --------      --------

Revenue                                      $28,059      $ 48,201      $ 52,428      $ 91,353
Reimbursed costs                              (7,443)      (11,032)      (13,839)      (21,154)
                                             -------      --------      --------      --------
Net revenue                                   20,616        37,169        38,589        70,199
                                             -------      --------      --------      --------

Costs and expenses:
  Direct costs                                14,409        25,358        26,874        48,179
  Selling, general and administrative          4,244         7,684         8,078        14,301
  Depreciation and amortization                  518         1,005         1,033         1,888
                                             -------      --------      --------      --------
                                              19,171        34,047        35,985        64,368
                                             -------      --------      --------      --------
Income from operations                         1,445         3,122         2,604         5,831

Other income, net                                123           425           221           789
                                             -------      --------      --------      --------
Income before provision for income taxes       1,568         3,547         2,825         6,620
Provision for income taxes                       612         1,274         1,127         2,411
                                             -------      --------      --------      --------

Net income                                   $   956      $  2,273      $  1,698      $  4,209
                                             =======      ========      ========      ========

Net income per share                         $  0.08      $   0.13      $   0.15      $   0.24
                                             =======      ========      ========      ========

Weighted average common and
  common equivalent shares outstanding        12,462        17,999        11,630        17,628
                                             =======      ========      ========      ========


            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              1995          1996
                                                            --------      --------

Cash flows from operating activities:
    Net income                                              $  1,698      $  4,209
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                          1,033         1,888
        Change in operating assets and liabilities,
          net of effects from acquisitions                      (552)       (6,279)
        Other operating activities                               (75)           --
                                                            --------      --------
Net cash provided (used) by operating activities               2,104          (182)
                                                            --------      --------

Cash flows from investing activities:
    Purchase of marketable securities                        (44,193)      (20,965)
    Proceeds from sale of marketable securities               21,418        22,537
    Cash related to acquisition activities                        --           251
    Purchase of property and equipment                          (731)       (7,436)
                                                            --------      --------
Net cash used by investing activities                        (23,506)       (5,613)
                                                            --------      --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                    21,225        59,388
    Proceeds from issuance of preferred stock                  1,769            --
    Cash received from stock subscriptions                       157            --
    Dividends paid                                              (940)           --
    Repayments of long-term debt                                (444)       (3,000)
                                                            --------      --------
Net cash provided by financing activities                     21,767        56,388
                                                            --------      --------

Effect of exchange rate changes on unrestricted cash
   and cash equivalents                                          (71)         (314)
                                                            --------      --------

Net increase in unrestricted cash
   and cash equivalents                                          294        50,279

Unrestricted cash and cash equivalents at beginning
   of period                                                   5,315        16,243
                                                            --------      --------

Unrestricted cash and cash equivalents at end of period     $  5,609      $ 66,522
                                                            ========      ========




            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in PAREXEL International Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company's stock is currently quoted on the Nasdaq National Market under the symbol "PRXL".


Note 2 -- Capital Stock Changes

In December 1996, 2,516,300 shares of the Company's common stock were sold by the Company to the public at a price per share of $24.00. Proceeds to the Company, net of offering expenses, amounted to approximately $57.2 million.


Note 3 -- Earnings per Share

Earnings per share calculations for the three months ended December 31, 1996 are based on 17,490,940 weighted average common shares outstanding, plus 508,488 common share equivalents attributable to common stock options. Earnings per share calculations for the six months ended December 31, 1996 are based on 17,130,192 weighted average common shares outstanding, plus 497,460 common share equivalents attributable to common stock options. See Exhibit 11 for further information on the computation of earnings per common and common equivalent share.

Note 4 -- Subsequent Event

On January 28, 1997, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock, payable in the form of a stock dividend. All stockholders of record as of the close of business on February 7, 1997, will receive one additional share of stock for each share owned. Issuance of the stock dividend is expected to occur on or about February 21, 1997.

Financial information contained elsewhere in this Form 10-Q has been retroactively adjusted to reflect the impact of the common stock split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months and six months ended December 31, 1996, is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

OVERVIEW

The Company provides a full spectrum of clinical trials research and development services on a contract basis to the pharmaceutical and biotechnology industries. These services are provided to clients on a global basis and include: (1) designing, initiating and monitoring clinical trials; (2) managing and analyzing clinical data; and (3) industry consulting services including regulatory affairs, medical writing, performance improvement, training and health economics.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net revenue increased by $16.6 million, or 80.3%, from $20.6 million for the three months ended December 31, 1995 to $37.2 million for the three months ended December 31, 1996. This increase was primarily due to net revenue increases of $11.1 million and $5.0 million from North American and European operations, respectively. This net revenue growth was primarily attributable to an increase in the volume of clinical research projects serviced by the Company and, to a lesser extent, the Company's four recent acquisitions. Excluding the four acquisitions, the Company's net revenue for the three months ended December 31, 1996 increased by $13.8 million, or 67.1%, from the comparable prior year period, primarily in the areas of clinical monitoring services and data management and biostatistical analysis. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $10.9 million, or 76.0%, from $14.4 million for the three months ended December 31, 1995 to $25.4 million for the three months ended December 31, 1996. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 69.9% for the three months ended December 31, 1995 to 68.2% for the three months ended December 31, 1996 primarily due to improved operating efficiencies within Europe.

Selling, general and administrative expenses increased by $3.4 million, or 81.1%, from $4.2 million for the three months ended December 31, 1995 to $7.7 million for the three months ended December 31, 1996. This increase was primarily due to increased administrative personnel, hiring and facilities costs, in line with management's objective of increasing infrastructure to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue increased slightly from 20.6% for the three months ended December 31, 1995 to 20.7% for the three months ended December 31, 1996.

Depreciation and amortization expense increased by $487,000, or 94.0%, from $518,000 for the three months ended December 31, 1995 to $1.0 million for the three months ended December 31, 1996. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the three months ended December 31, 1996 increased by $1.7 million, or 116.1%, from $1.4 million for the three months ended December 31, 1995 to $3.1 million for the three months ended December 31, 1996.

Other income, net increased by $302,000 from $123,000 for the three months ended December 31, 1995 to $425,000 for the three months ended December 31, 1996. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's public offerings in fiscal 1996 and 1997.

The Company's effective income tax rate was 35.9% for the three months ended December 31, 1996, compared to 39.0% for the three months ended December 31, 1995. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income on securities held by the Company.

Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1995
----

Net revenue increased by $31.6 million, or 81.9%, from $38.6 million for the six months ended December 31, 1995 to $70.2 million for the six months ended December 31, 1996. This increase was primarily due to net revenue increases of $21.9 million and $8.9 million from North American and European operations, respectively. This net revenue growth was primarily attributable to an increase in the volume of clinical research projects serviced by the Company and, to a lesser extent, the Company's four recent acquisitions. Excluding the four acquisitions, the Company's net revenue for the six months ended December 31, 1996 increased by $26.3 million, or 68.2%, from the comparable prior year period, primariy in the areas of clinical monitoring services and data management and biostatistical analysis. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $21.3 million, or 79.3%, from $26.9 million for the six months ended December 31, 1995 to $48.2 million for the six months ended December 31, 1996. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 69.6% for the six months ended December 31, 1995 to 68.6% for the six months ended December 31, 1996 primarily due to improved operating efficiencies within Europe.

Selling, general and administrative expenses increased by $6.2 million, or 77.0%, from $8.1 million for the six months ended December 31, 1995 to $14.3 million for the six months ended December 31, 1996. This increase was primarily due to increased administrative personnel, hiring and facilities costs, in line with management's objective of increasing infrastructure to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased from 20.9% for the six months ended December 31, 1995 to 20.4% for the three months ended December 31, 1996 primarily due to leveraging of infrastructure over an expanding revenue base.

Depreciation and amortization expense increased by $855,000, or 82.8%, from $1.0 million for the six months ended December 31, 1995 to $1.9 million for the six months ended December 31, 1996. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the six months ended December 31, 1996 increased by $3.2 million, or 123.9%, from $2.6 million for the six months ended December 31, 1995 to $5.8 million for the six months ended December 31, 1996.

Other income, net increased by $568,000 from $221,000 for the six months ended December 31, 1995 to $789,000 for the six months ended December 31, 1996. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's public offerings in fiscal 1996 and 1997.

The Company's effective income tax rate was 36.4% for the six months ended December 31, 1996, compared to 39.9% for the six months ended December 31, 1995. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income on securities held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, in some cases on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. As a result, the number of days revenue outstanding in accounts receivable, net of advance billings and the related dollar values of these accounts, can vary due to the achievement of contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding, net of advance billings, was 53 days at December 31, 1996, compared to 47 days at June 30, 1996. The increase in days revenue outstanding from June 30, 1996 to December 31, 1996 was primarily due to the timing of the achievement of project milestones and related billings, offset partially by an increase in advance billings. Accounts receivable, net of the allowance for doubtful accounts, increased from $39.3 million at June 30, 1996 to $53.4 million at December 31, 1996. Advance billings increased from $20.0 million at June 30, 1996 to $24.7 million at December 31, 1996 due to accounts billed to clients in advance of revenue earned.

Unrestricted cash and cash equivalents increased by $50.3 million during the six months ended December 31, 1996 as a result of $56.4 million in cash provided by financing activities, partially offset by $182,000 and $5.6 million in cash used by operating and investing activities, respectively, and a $314,000 unfavorable effect of exchange rate changes.

Net cash used by operating activities resulted from net income, excluding non-cash expenses, of $6.1 million and increases in billed and unbilled receivables of $11.4 million and other current assets of $1.0 million, partially offset by an increase in accounts payable, advance billings, and other current liabilities of $456,000, $4.1 million, and $1.4 million, respectively.

Investing activities consisted primarily of capital expenditures of $7.4 million related to facility expansion and investments in information technology, partially offset by net proceeds from the sale of marketable securities.

Financing activities consisted primarily of net proceeds of $57.2 million from the Company's December 1996 follow-on public offering, slightly offset by repayments of long-term debt of $3.0 million. Debt repayments included $2.3 million to retire third-party debt assumed during the August 1996 S&FA acquisition.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $7.5 million and a capital lease line of credit with a U.S. bank for $2.4 million. At

December 31, 1996 the Company had approximately $9.2 million in available credit under these arrangements.

The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base and global presence. Any such acquisitions may require additional external financings and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

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

RECENT EVENT

On January 28, 1997, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock, payable in the form of a stock dividend. All stockholders of record as of the close of business on February 7, 1997, will receive one additional share of stock for each share owned. Issuance of the stock dividend is expected to occur on or about
February 21, 1997.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the initiation and progress of significant projects, acquisitions, exchange rate fluctuations, the mix of services offered, the opening of new offices, and the startup costs incurred in connection with the introduction of new products and services. In addition, during the third quarters of fiscal 1993 and 1995, the Company's results of operations were affected by a non-cash restructuring charge and a non-cash write-down due to the impairment of long-lived assets, respectively. Because a high percentage of the Company's operating costs is relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of clinical trials can cause material adverse variations in quarterly operating results.

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

The Company believes that concentrations of business in the CRO industry are not uncommon. The Company has experienced such concentration in the past and may experience such concentration in future years. No client accounted for 10% or more of consolidated net revenue in fiscal 1996, however, one client accounted for 11.2% and 10.1% of consolidated net revenue for the three months and the six months ended December 31, 1996, respectively. In fiscal 1996 and the six months ended December 31, 1996, the Company's top five clients accounted for 32.0% and 39.8%, respectively, of the Company's consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

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

Many European governments have also reviewed or undertaken health care reform. For example, German health care reform legislation, which was implemented on January 1, 1993, contributed to an estimated 15% decline in German pharmaceutical industry sales in calendar 1993 and led several clients to cancel contracts with the Company. Subsequent to these events, in the third quarter of fiscal 1993, the Company restructured its German operations and incurred a restructuring charge of approximately $3.3 million. In addition, in the third quarter of fiscal 1995, the Company's results of operations were affected by a non-cash write-down due to the impairment of long-lived assets of PAREXEL GmbH, the Company's German subsidiary, of approximately $11.3 million. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in Europe.

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

ADVERSE EFFECT OF EXCHANGE RATE FLUCTUATIONS. Approximately 38.4% and 35.2% of the Company's net revenue for fiscal 1996 and the six months ended December 31, 1996, respectively, were derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

          (a) On November 14, 1996, the Company held its Annual Meeting of Stockholders.

          (b)  Not applicable.

          (c)  At the meeting, the stockholders of the Company voted:

               (1) to elect the following persons to serve as Class I directors, to serve for a three-year term (until the Annual Meeting of Stockholders in 1999). The votes cast were as follows:

                                                    For       Withheld
                                                    ---       --------

               Patrick J. Fortune, Ph.D.          7,519,458     14,929
               Prof. Dr. med. Werner M. Herrmann  7,522,605     11,782

               (2) to approve an amendment to the Company's 1995 Stock Plan to increase the number of shares available for issuance from 500,000 shares to 1,000,000 shares. The votes cast were as follows:


                                    For      Against    Abstain   Non-votes
                                    ---      -------    -------   ---------

                                 4,092,202  2,725,079    7,397     709,709

               (3) to approve an amendment to the Company's Restated Articles of Organization increasing the number of authorized shares of Common Stock, par value $.01 per share, of the Company from 25,000,000 shares to 50,000,000 shares. The votes cast were as follows.


                                    For      Against    Abstain   Non-votes
                                    ---      -------    -------   ---------
                                 6,980,825   398,356     9,606     145,600


               (4) to ratify the selection of Price Waterhouse LLP as independent auditors for the fiscal year ending June 30, 1997. The votes cast were as follows:

                                    For       Against    Abstain
                                    ---       -------    -------

                                 7,529,745     3,727      915

Item 5.   Other Information

          On January 6, 1997, the Company announced the appointment of Mr. James
          M. Karis to the position of Chief Operating Officer and President of Worldwide Research Operations. Prior to joining the Company, Mr. Karis held a number of senior management positions, most recently as Chief Operating Officer of Pharmaco International, Inc.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.1--Restated Articles of Organization of the Company, as amended

               Exhibit 10.1--Employment Agreement dated December 30, 1996 between James M. Karis and the Company

               Exhibit 11--Statement re Computation of Earnings Per Common and Common Equivalent Share

               Exhibit 27--Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of February, 1997.


                           PAREXEL International Corporation


                           By: /s/ Josef H. von Rickenbach
                               -----------------------------------------------
                               Josef H. von Rickenbach
                               President, Chief Executive Officer and Chairman




                           By: /s/ William T. Sobo, Jr.
                               -----------------------------------------------
                               William T. Sobo, Jr.
                               Senior Vice President, Chief Financial Officer

EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----

   3.1   Restated Articles of Organization of the Company, as amended        21

  10.1   Employment Agreement dated December 30, 1996 between
         James M. Karis and the Company                                      38

  11     Computation of Earnings Per Common and Common Equivalent Share      41

  27     Financial Data Schedule                                             42