Form 10-Q
period 1997-03-31
PAREXEL INTERNATIONAL CORP
filed 1997-05-15
CIK 799729

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission File Number:  0-27058

                        PAREXEL International Corporation
             (Exact name of registrant as specified in its charter)

            Massachusetts                              04-2776269
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    195 West Street, Waltham, MA                          02154
(Address of principal executive offices)               (Zip code)

                                 (617) 487-9900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      _X_   Yes     ___   No

Indicate the number of shares outstanding of each of the issues classes of common stock, as of the latest practicable date.

               As of May 8, 1997, there were 19,834,256 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX

                                                                                      PAGE
                                                                                      ----
Part I.    Financial Information

     Item 1.    Financial Statements (Unaudited)

                Condensed consolidated balance sheet -- March 31, 1997 and
                June 30, 1996                                                           2

                Condensed consolidated statement of operations -- Three months ended March 31, 1997 and 1996; nine months ended March 31, 1997
                and 1996                                                                3

                Condensed consolidated statement of cash flows -- Nine months ended
                March 31, 1997 and 1996                                                 4

                Notes to condensed consolidated financial statements                    5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               7

Risk Factors                                                                           12

Part II.   Other Information

     Item 1.    Legal Proceedings                                                      17

     Item 2.    Changes in Securities                                                  17

     Item 6.    Exhibits and Reports on Form 8-K                                       17

Signatures                                                                             19

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                         JUNE 30,    MARCH 31,
                                                           1996         1997
                                                         --------   -----------
                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents:
    Unrestricted                                         $ 16,243   $ 61,124
    Restricted                                                858      1,260
  Marketable securities                                    29,319     32,096
  Accounts receivable, net                                 39,277     59,256
  Other current assets                                      6,905      8,269
                                                         --------   --------
      Total current assets                                 92,602    162,005

Property and equipment, net                                 8,193     20,893
Other assets                                                1,606      2,114
                                                         --------   --------
                                                         $102,401   $185,012
                                                         ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                   $    762   $    527
  Accounts payable                                          7,003      6,007
  Advance billings                                         20,008     30,450
  Other current liabilities                                11,401     15,569
                                                         --------   --------
      Total current liabilities                            39,174     52,553

Long-term debt                                                360        113
Other liabilities                                           1,655      1,608
                                                         --------   --------
      Total liabilities                                    41,189     54,274
                                                         --------   --------

Stockholders' equity:
  Common stock - $.01 par value; shares
    authorized: 50,000,000 at June 30, 1996,
    100,000,000 at March 31, 1997; shares
    issued: 15,654,220 at June 30, 1996,
    19,789,835 at March 31, 1997; shares
    outstanding: 15,624,808 at June 30, 1996,
    19,760,423 at March 31, 1997                              157        198
  Additional paid-in capital and other
    stockholders' equity                                   66,254    127,238
  Retained earnings (accumulated deficit)                  (5,199)     3,302
                                                         --------   --------
      Total stockholders' equity                           61,212    130,738
                                                         --------   --------
                                                         $102,401   $185,012
                                                         ========   ========

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                            MARCH 31,           MARCH 31,
                                      -------------------   -------------------
                                        1996       1997       1996       1997
                                      --------   --------   --------   --------
Revenue                               $ 32,369   $ 55,235   $ 84,797   $146,588
Reimbursed costs                        (9,862)   (12,974)   (23,701)   (34,128)
                                      --------   --------   --------   --------
Net revenue                             22,507     42,261     61,096    112,460
                                      --------   --------   --------   --------

Costs and expenses:
  Direct costs                          15,154     28,736     42,027     76,915
  Selling, general and
    administrative                       5,001      8,558     13,079     22,859
  Depreciation and amortization            616      1,311      1,649      3,199
                                      --------   --------   --------   --------
                                        20,771     38,605     56,755    102,973
                                      --------   --------   --------   --------
Income from operations                   1,736      3,656      4,341      9,487

Other income, net                          422      1,191        642      1,980
                                      --------   --------   --------   --------
Income before provision for income
  taxes                                  2,158      4,847      4,983     11,467
Provision for income taxes                 861      1,730      1,988      4,141
                                      --------   --------   --------   --------

Net income                            $  1,297   $  3,117   $  2,995   $  7,326
                                      ========   ========   ========   ========


Net income per share                  $   0.09   $   0.15   $   0.24   $   0.40
                                      ========   ========   ========   ========

Weighted average common and common
  equivalent shares outstanding         14,902     20,198     12,543     18,484
                                      ========   ========   ========   ========


           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                              1996       1997
                                                           ---------   --------
Cash flows from operating activities:
  Net income                                               $   2,995   $  7,326
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            1,649      3,199
      Change in operating assets and liabilities,
        net of effects from acquisitions                         627     (6,851)
      Other operating activities                                (110)        --
                                                           ---------   --------
Net cash provided by operating activities                      5,161      3,674
                                                           ---------   --------

Cash flows from investing activities:
  Purchase of marketable securities                         (146,600)   (77,268)
  Proceeds from sale of marketable securities                103,519     74,436
  Cash related to acquisition activities                          --        781
  Purchase of property and equipment                          (2,161)   (13,522)
                                                           ---------   --------
Net cash used by investing activities                        (45,242)   (15,573)
                                                           ---------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      37,179     60,858
  Proceeds from issuance of preferred stock                    1,769         --
  Cash received from stock subscriptions                         157         --
  Dividends paid                                                (940)        --
  Repayments of long-term debt                                  (665)    (3,192)
                                                           ---------   --------
Net cash provided by financing activities                     37,500     57,666
                                                           ---------   --------

Effect of exchange rate changes on unrestricted cash
  and cash equivalents                                           (68)      (886)
                                                           ---------   --------

Net increase (decrease) in unrestricted cash
  and cash equivalents                                        (2,649)    44,881

Unrestricted cash and cash equivalents at beginning
  of period                                                    5,315     16,243
                                                           ---------   --------

Unrestricted cash and cash equivalents at end of period    $   2,666   $ 61,124
                                                           =========   ========


           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in PAREXEL International Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company's stock is currently quoted on the Nasdaq National Market under the symbol "PRXL".


Note 2 -- Acquisitions

In February 1997, the Company acquired, in separate transactions, Rescon, Inc. ("Rescon"), a medical marketing consulting business located in the Washington, D.C. area, and Sheffield Statistical Services, Ltd. and a subsidiary ("S-Cubed"), a full service CRO in the United Kingdom which specializes in biostatistical analysis. The Company issued a total of approximately 210,000 shares of common stock in exchange for outstanding shares of Rescon and S-Cubed. Both of these transactions are being accounted for as poolings of interest. The aggregate historical results of operations and financial position of Rescon and S-Cubed are not material to the Company's consolidated financial statements. Therefore, prior period amounts have not been restated and results of operations have been included since the date of acquisition.


Note 3 -- Common Stock

Earnings per share calculations for the three months ended March 31, 1997 are based on 19,695,752 weighted average common shares outstanding, plus 502,124 common share equivalents attributable to common stock options. Earnings per share calculations for the nine months ended March 31, 1997 are based on 17,985,379 weighted average common shares outstanding, plus 499,015 common share equivalents attributable to common stock options. See Exhibit 11 for further information on the computation of earnings per common and common equivalent share.

All share and per share data have been restated to reflect the two-for-one stock split, in the form of a 100% stock dividend, effected in February 1997.


Note 4 -- Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). This Statement establishes and simplifies standards for computing and presenting earnings per share. FAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires the restatement of all previously reported earnings per share data presented. Early adoption of this Statement is not permitted. FAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic and diluted earnings per share amounts will not be materially different from the Company's respective primary and fully diluted earnings per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months and nine months ended March 31, 1997, is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net revenue increased by $19.8 million, or 87.8%, from $22.5 million for the three months ended March 31, 1996 to $42.3 million for the three months ended March 31, 1997. This increase was primarily due to net revenue increases of $13.5 million and $5.6 million from North American and European operations, respectively. This net revenue growth was primarily attributable to an increase in the volume of clinical research projects serviced by the Company and, to a lesser extent, the Company's six acquisitions since June 1996. Excluding the six acquisitions, the Company's net revenue for the three months ended March 31, 1997 increased by $15.7 million, or 69.6%, from the comparable prior year period, primarily in the areas of clinical monitoring services and data management and biostatistical analysis. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $13.6 million, or 89.6%, from $15.2 million for the three months ended March 31, 1996 to $28.7 million for the three months ended March 31, 1997. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue remained essentially unchanged increasing from 67.3% for the three months ended March 31, 1996 to 68.0% for the three months ended March 31, 1997.

Selling, general and administrative expenses increased by $3.6 million, or 71.1%, from $5.0 million for the three months ended March 31, 1996 to $8.6 million for the three months ended March 31, 1997. This increase was primarily due to increased administrative personnel, hiring and facilities costs, necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased from 22.2% for the three months ended March 31, 1996 to 20.3% for the three months ended March 31, 1997 primarily due to leveraging of infrastructure over an expanding revenue base.

Depreciation and amortization expense increased by $695,000, or 112.8%, from $616,000 for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the three months ended March 31, 1997 increased by $1.9 million, or 110.6%, from $1.7 million for the three months ended March 31, 1996 to $3.7 million for the three months ended March 31, 1997.

Other income, net increased by $769,000 from $422,000 for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's public offerings in March and December 1996.

The Company's effective income tax rate was 35.7% for the three months ended March 31, 1997, compared to 39.9% for the three months ended March 31, 1996. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income on securities held by the Company.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

Net revenue increased by $51.4 million, or 84.1%, from $61.1 million for the nine months ended March 31, 1996 to $112.4 million for the nine months ended March 31, 1997. This increase was primarily due to net revenue increases of $35.4 million and $14.5 million from North American and European operations, respectively. This net revenue growth was primarily attributable to an increase in the volume of clinical research projects serviced by the Company and, to a lesser extent, the Company's six acquisitions since June 1996. Excluding the six acquisitions, the Company's net revenue for the nine months ended March 31, 1997 increased by $42.0 million, or 68.7%, from the comparable prior year period, primarily in the areas of clinical monitoring services and data management and biostatistical analysis. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $34.9 million, or 83.0%, from $42.0 million for the nine months ended March 31, 1996 to $76.9 million for the nine months ended March 31, 1997. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue remained essentially unchanged decreasing slightly from 68.8% for the nine months ended March 31, 1996 to 68.4% for the nine months ended March 31, 1997.

Selling, general and administrative expenses increased by $9.8 million, or 74.8%, from $13.1 million for the nine months ended March 31, 1996 to $22.9 million for the nine months ended March 31, 1997. This increase was primarily due to increased administrative personnel, hiring and facilities costs, necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased from 21.4% for the nine months ended March 31, 1996 to 20.3% for the nine months ended March 31, 1997 primarily due to leveraging of infrastructure over an expanding revenue base.

Depreciation and amortization expense increased by $1.6 million, or 94.0%, from $1.6 million for the nine months ended March 31, 1996 to $3.2 million for the nine months ended March 31, 1997. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the nine months ended March 31, 1997 increased by $5.1 million, or 118.5%, from $4.3 million for the nine months ended March 31, 1996 to $9.5 million for the nine months ended March 31, 1997.

Other income, net increased by $1.3 million from $642,000 for the nine months ended March 31, 1996 to $2.0 million for the nine months ended March 31, 1997. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's public offerings in March and December 1996.

The Company's effective income tax rate was 36.1% for the nine months ended March 31, 1997, compared to 39.9% for the nine months ended March 31, 1996. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income on securities held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, in some cases on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. As a result, the number of days revenue outstanding in accounts receivable, net of advance billings and the related dollar values of these accounts, can vary due to the achievement of contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding, net of advance billings, was 47 days at March 31, 1997 and at June 30, 1996. Accounts receivable, net of the allowance for doubtful accounts, increased from $39.3 million at June 30, 1996 to $59.3 million at March 31, 1997. Advance billings increased from $20.0 million at June 30, 1996 to $30.5 million at March 31, 1997 due to accounts billed to clients in advance of revenue earned.

Unrestricted cash and cash equivalents increased by $44.9 million during the nine months ended March 31, 1997 as a result of $57.7 million and $3.7 million in cash provided by financing and operating activities, respectively, partially offset by $15.6 million in cash used by investing activities, and an $886,000 unfavorable effect of exchange rate changes.

Net cash provided by operating activities resulted from net income, excluding non-cash expenses, of $10.5 million and increases in advance billings and other current liabilities of $10.3 million and $3.6 million, respectively, partially offset by increases in billed and unbilled receivables and other current assets of $17.0 million and $804,000, respectively, and a decrease in accounts payable of $2.1 million.

Investing activities consisted primarily of capital expenditures of $13.5 million related to facility expansion and investments in information technology, and net purchases of marketable securities.

Financing activities consisted primarily of net proceeds of $57.2 million from the Company's December 1996 follow-on public offering, slightly offset by repayments of long-term debt of $3.2 million. Debt repayments included $2.3 million to retire third-party debt assumed during the August 1996 acquisition of S&FA.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $7.5 million and a capital lease line of credit with a U.S. bank for $2.4 million. At March 31, 1997 the Company had approximately $9.4 million in available credit under these arrangements.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). This Statement establishes and simplifies standards for computing and presenting earnings per share. FAS 128 will be effective for the Company's third quarter of fiscal 1998, and requires the restatement of all previously reported earnings per share data presented. Early adoption of this Statement is not permitted. FAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic and diluted earnings per share amounts will not be materially different from the Company's respective primary and fully diluted earnings per share amounts.

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

The Company believes that concentrations of business in the CRO industry are not uncommon. The Company has experienced such concentration in the past and may experience such concentration in future years. No client accounted for 10% or more of consolidated net revenue in fiscal 1996, however, one client accounted for 10.3% and 10.0% of consolidated net revenue for the three months and the nine months ended March 31, 1997, respectively, and a second client accounted for 11.5% of consolidated net revenue for the three months ended March 31, 1997. In fiscal 1996 and the nine months ended March 31, 1997, the Company's top five clients accounted for 32.0% and 41.0%, respectively, of the Company's consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions, including six since June 1, 1996, and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. In fiscal 1993 and 1995, the Company's results of operations were materially and adversely affected by write-offs associated with the Company's acquired German operations. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

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

POTENTIAL ADVERSE IMPACT OF HEALTH CARE REFORM. Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last several years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals was adopted, health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

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

ADVERSE EFFECT OF EXCHANGE RATE FLUCTUATIONS. Approximately 38.4% and 35.3% of the Company's net revenue for fiscal 1996 and the nine months ended March 31, 1997, respectively, were derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the

Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

PART II.  OTHER INFORMATION


Item 1.            Legal Proceedings

As previously disclosed, the Company is a defendant in a proceeding initiated by a former shareholder of a business which was subsequently acquired by the Company; this proceeding is captioned Dennis J. Tallon v. Frederic Harwood, Samuel T. Barnett, Barnett Associates, Inc., and PAREXEL International Corporation, 92-3496. The proceeding was filed on March 3, 1992 in the Court of Common Pleas, Delaware County, Pennsylvania. On May 8, 1997, the trial court granted the Company's motion for summary judgment and dismissed the Plaintiff's action in its entirety. In his Complaint, the Plaintiff, whose shares were acquired by the other two shareholders of the acquired business approximately three months prior to the acquisition of the business by the Company, is seeking unspecified monetary damages based on a claim that his shares were purchased at an unfairly low price. The Company has been informed that the Plaintiff intends to pursue an appeal of the trial court's order. The Company believes that resolution of this matter will not have a material adverse effect on the financial position, results of operations or business of the Company.

Item 2.  Changes in Securities

         (a)  Not applicable

         (b)  Not applicable

         (c) On February 28, 1997, the Company acquired all of the outstanding capital stock of Rescon, Inc., a Virginia corporation ("Rescon"). As part of the transaction, the former stockholder of Rescon received a total of 139,493 shares of the Company's Common Stock (the "Shares") in exchange for all of the outstanding shares of Rescon. The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof. In connection with this issuance, the Rescon stockholder made certain representations to the Company as to its investment intent and possessed a sufficient level of sophistication and access to information. The Shares issued were subject to restrictions on transfer absent registration under the Act or an exemption therefrom.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.1--Agreement dated June 30, 1993 between Prof. Dr. med. Werner M. Herrmann and PAREXEL GmbH Independent Pharmaceutical Research Organization, as amended.

              Exhibit 10.2--Letter Agreement dated May 12, 1997 between Prof. Dr. med. Werner M. Herrmann and the Company.

              Exhibit 11--Statement re Computation of Earnings Per Common and Common Equivalent Share

              Exhibit 27--Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated January 28, 1997 reporting financial results for the three months ended December 31, 1996 and announcing a two-for-one stock split.

              The Company filed a Current Report on Form 8-K dated March 3, 1997 reporting recent acquisitions by the Company and sales of equity securities pursuant to Regulation S.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of May, 1997.


                         PAREXEL International Corporation


                         By:            /s/   Josef H. von Rickenbach
                              --------------------------------------------------
                               Josef H. von Rickenbach
                               President, Chief Executive Officer and Chairman




                         By:            /s/   William T. Sobo, Jr.
                              --------------------------------------------------
                              William T. Sobo, Jr.
                              Senior Vice President, Chief Financial Officer

EXHIBIT NO.                                                                      PAGE
-----------                                                                      ----
   10.1        Agreement dated June 30, 1993 between Prof. Dr. med.
               Werner M. Herrmann and PAREXEL GmbH Independent
               Pharmaceutical Research Organization, as amended.                  21

   10.2        Letter Agreement dated May 12, 1997 between Prof. Dr. med.
               Werner M. Herrmann and the Company                                 27

   11          Computation of Earnings Per Common and Common
               Equivalent Share                                                   29

   27          Financial Data Schedule                                            30