Form 10-K
period 1997-06-30
PAREXEL INTERNATIONAL CORP
filed 1997-09-29
CIK 799729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________to ___________

Commission file number 0-27058


                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

                   MASSACHUSETTS                         04-2776269
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)          Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

         The aggregate market value of Common Stock held by nonaffiliates was $558,509,902 as of September 19, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         As of September 19, 1997, there were 20,099,320 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts II and IV of this report.

Specified portions of the Registrant's Proxy Statement dated September 19, 1997 for the Annual Meeting of Stockholders to be held on November 13, 1997 are incorporated by reference into Part III of this report.

                               (End of cover page)

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                            PAGE
PART I.
             Item 1.     Business                                           4
             Item 2.     Properties                                        20
             Item 3.     Legal Proceedings                                 20
             Item 4.     Submission of Matters to a Vote of Security       20
                         Holders
PART II
             Item 5.     Market for Registrant's Common Equity and         21
                         Related Stockholder Matters
             Item 6.     Selected Financial Data                           21
             Item 7.     Management's Discussion and Analysis of           21
                         Financial Condition and Results of Operations
             Item 8.     Financial Statements and Supplementary Data       21
             Item 9.     Changes in and Disagreements with Accountants     21
                         on Accounting and Financial Disclosure
PART III
             Item 10.    Directors and Executive Officers of the           21
                         Registrant
             Item 11.    Executive Compensation                            21
             Item 12.    Security Ownership of Certain Beneficial Owners   21
                         and Management
             Item 13.    Certain Relationships and Related Transactions    21
PART IV
             Item 14.    Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K                               22

SIGNATURES                                                                 27

                                     PART I

ITEM 1. BUSINESS

GENERAL

         PAREXEL International Corporation ("PAREXEL" or "the Company") is a leading contract research organization ("CRO") providing a broad range of knowledge-based product development and product launch services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients quickly obtain the necessary regulatory approvals of their products and, ultimately, optimize the market penetration of those products. Over the past fifteen years, PAREXEL has developed significant expertise in disciplines supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services. PAREXEL's integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

         The Company believes it is the fourth largest CRO in the world, based on annual net revenue, and one of a select few providers capable of delivering a full range of clinical development and medical marketing services on a global basis. The Company complements the research and development ("R&D") functions, as well as the marketing functions, of pharmaceutical and biotechnology companies. Through its high quality clinical research and product launch services, PAREXEL helps clients maximize the return on their significant investments in research and development by reducing the time and cost of clinically testing their products and launching those products into the commercial marketplace. By outsourcing these types of services, clients are provided with a variable cost alternative to the fixed costs associated with internal drug development and product marketing. Clients no longer need to staff to peak periods, and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructures designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market.

         Headquartered near Boston, Massachusetts, the Company has 20 offices in 10 countries, and employs over 2,400 individuals. The Company has established footholds in the major health care markets around the world, including the United States, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, and Israel. The Company believes it is the second largest clinical CRO in both Europe and Japan. During fiscal 1997, PAREXEL derived 36% of its revenues from its international operations, distinguishing the Company from many of its competitors.

         The Company, a Massachusetts corporation, was co-founded in 1983 as a regulatory consulting firm by Josef H. von Rickenbach, Chairman of the Board, President and Chief Executive Officer of PAREXEL. Since that time, the Company has executed a focused growth strategy embracing aggressive internal expansion, as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships.

         Since June 1996, the Company has completed six acquisitions. In June 1996, the Company acquired, in separate transactions, Caspard Consultants, a Paris-based CRO, and Sitebase Clinical Systems, Inc., a provider of remote data entry ("RDE") technology designed to enhance the quality and timeliness of clinical trial data. In August 1996, PAREXEL acquired Lansal Clinical Pharmaceutics Limited, a CRO in Tel Aviv, Israel, as well as State and Federal Associates, Inc. ("S&FA"), a Washington, D.C.-based provider of medical marketing and related consulting services to the health care and pharmaceutical industries. In February 1997, the Company purchased RESCON, Inc. (RESCON), another medical marketing firm near Washington, D.C., and Sheffield Statistical Services, Ltd. ("S-Cubed"), a data management and biostatistical consulting business in Sheffield, U.K. All of these acquisitions involved exchanges of PAREXEL common stock and were treated as poolings of interests for financial reporting purposes.

         S&FA and RESCON not only represent the Company's largest acquisitions during fiscal 1997, but they also mark an important strategic move for PAREXEL. That is, the Company has extended its strategic vision beyond product regulatory approval to the rapid market penetration of clients' products. It is management's belief that there are significant efficiencies to be gained by tightening the integration between the R&D functions and the marketing and sales functions within client organizations. Drawing upon PAREXEL's core competencies in clinical research, the Company is well-positioned to capitalize on peri-approval outsourcing opportunities within the pharmaceutical and biotechnology industries as clients look for ways to expedite the commercial launch of their products.

         In order to best serve clients, capitalize on market opportunities, and leverage the Company's knowledge base and synergistic services, PAREXEL has internally organized its operations into three interactive business units, namely: Drug Development (which comprises approximately 70% of the Company's net revenue), Medical Marketing Services, and Consulting Services.

         In 1997, PAREXEL also entered into a clinical pharmacology research collaboration with Georgetown University Medical Center ("Georgetown"), one of the leading academic medical centers in the United States. This alliance enables the Company to access Georgetown's scientific thought leadership, and offer clients Phase I services in the United States, in addition to the Company's facilities in Berlin, employing an alternative and more flexible business model. This collaboration also signifies stronger ties with clinical investigator sites; in this case, an academic medical center. It is the Company's belief that the Company can have a positive impact on expediting clinical research at the site level. In conjunction with the Company's acquisition of Sheffield Statistical Services Limited in 1997, the Company also acquired a small European site management organization named ClinNet(R).


INDUSTRY OVERVIEW

         The CRO industry provides independent product development and related services on an outsourced basis to the pharmaceutical, biotechnology, and medical device industries. Although outsourcing by client companies is occurring throughout the product life cycles of pharmaceutical and biological products, CROs today still derive the majority of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing limited clinical services in the 1970s to an industry which currently offers a full range of services that encompass the research and development process, including discovery, pre-clinical evaluations, study design, clinical trial management, data collection and management, biostatistical analysis, product registrations, and other services. Certain CROs also offer various peri- and post-approval outsourcing services in support of the manufacturing, marketing and sale of pharmaceutics and biologics. CROs are required to conduct services in accordance with strict regulations which govern clinical trials and the drug approval process.

         The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large full-service CROs with global operations. Although there are few barriers to entry for small, limited-service providers, the Company believes there are significant barriers to becoming a full-service CRO with global capabilities. Some of these barriers include the development of broad therapeutic area knowledge and expertise in other technical areas, the infrastructure and experience necessary to serve the global demands of clients, the ability to simultaneously manage complex clinical trials in numerous countries, the expertise to prepare regulatory submissions in multiple countries, the development and maintenance of complex information technology systems required to integrate these capabilities, the establishment of solid working relationships with repeat clients, a strong history of financial performance, and capital funding to finance growth. In recent years, the CRO industry has experienced consolidation due, in part, to the acquisition of smaller firms by larger full-service CROs.

         The CRO industry derives substantially all of its revenue from the pharmaceutical and biotechnology industries. The global pharmaceutical and biotechnology industries spent an estimated $35 billion in 1996 on research and development, with approximately 45% spent on clinical development. Of this amount, approximately $2.5 to $3.0 billion is estimated to have been outsourced to CROs. The Company believes that there are a number of positive macro trends driving the CRO industry's growth.

- Drug Development Pressures. The Company believes that research and development expenditures have increased as a result of the constant pressure to develop product pipelines, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions in such categories as infectious disease, central nervous system, cardiology and oncology. The development of therapies for chronic disorders, such as HIV/AIDS, Alzheimer's, cancer, diabetes and arthritis, requires complex clinical trials to demonstrate the therapy's safety and effectiveness, and to determine if the drug causes any long-term side effects.

-        Globalization of Clinical Development and Regulatory Strategy.
         Pharmaceutical and biotechnology companies increasingly are attempting to maximize profits from a given drug by pursuing regulatory approvals in multiple countries in parallel rather than sequentially, as was the practice historically. The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services. A pharmaceutical or biotechnology company seeking approvals in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. In addition, a company may turn to a CRO in the belief that regulatory authorities who are not familiar with the company may have more confidence in the results from tests independently conducted by a CRO known to those authorities. An important event recently occurred in Japan which should benefit the CRO industry. Effective April 1, 1997, Japan officially adopted Good Clinical Practices ("GCP") and legitimized the use of CROs in conducting clinical research in accordance with Western standards. This should result in demand for CROs services on behalf of local pharmaceutical companies in Japan, as well as Western companies interested in performing clinical studies in Japan.

- Increasingly Complex and Stringent Regulation; Need for Technological Capabilities. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demands on data collection and analysis during the drug development process. In recent years, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe have made progress in attempting to harmonize standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

-        Competitive Pressures to Contain Costs and Accelerate Time-to-Market.
         Drug companies have been focusing on gaining market share and more efficient ways of conducting business because of pressures stemming from patent expirations, market acceptance of generic drugs, and efforts of regulatory bodies and managed care to control drug prices. The Company believes that the pharmaceutical industry is responding by centralizing the research and development process and outsourcing to variable cost CROs, thereby reducing the fixed costs associated with internal drug development. The CRO industry, by specializing in clinical trials management, is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than the client could perform the services internally. The Company believes that some large pharmaceutical companies, rather than utilizing many CRO service providers, are selecting a limited number of full-service, global CROs to serve as their primary CROs, a phenomenon referred to as short-listing.

- Consolidation in the Pharmaceutical Industry. The pharmaceutical industry is consolidating as pharmaceutical companies seek to obtain cost reduction synergies through business combinations. Consolidations include some of the largest multinational pharmaceutical companies in the world, such as Glaxo-Wellcome, American Home Products-American Cyanamid, Hoechst-Marion Merrill Dow, Upjohn-Pharmacia, Roche-Syntex and Sandoz-Ciba Geigy. Once consolidated, many pharmaceutical companies aggressively manage costs by reducing headcount and outsourcing to variable-cost CROs in an effort to reduce the fixed costs associated with internal drug development. The Company believes that full-service global CROs will benefit from this trend.

-        Growth of Biotechnology and Genomics Industries.. The U.S.
         biotechnology industry has grown rapidly over the last ten years, and in recent years the genomics industry has emerged with strong growth potential. These companies are introducing significant numbers of new drug candidates which will require regulatory approval. Oftentimes, they do not have the necessary experience or resources to conduct clinical trials, registrations, and product launches. Accordingly, many of these companies have chosen to outsource to CROs rather than expend significant time and resources to develop the necessary internal capabilities. Moreover, the biotechnology industry is rapidly expanding into and within Europe, providing significant growth opportunities for CROs with a global presence.

PAREXEL'S STRATEGY

         PAREXEL's intention is to maintain and enhance its position as a leading CRO by providing a full range of integrated clinical research and medical marketing services on a global basis across key therapeutic areas. With an ongoing commitment to providing excellent client service and advancing safe and effective drug therapies, the Company draws on its specialized knowledge and expertise to aid clients in expediting drug development time, regulatory approval and the market introduction of new products. In so doing, PAREXEL helps clients achieve an important objective, which is maximizing product revenues and profits over limited patent lives.

         Central to PAREXEL's success has been the Company's focused strategy on building its platform of knowledge in the pursuit of outstanding client service. This includes a focus on its core clinical research business which has enjoyed significant growth; a focus on continuous process improvement, efficiency gains and leveraging internal expertise, resources and infrastructure; a focus on managing the Company's strong internal growth while augmenting the Company's knowledge base through strategic acquisitions; a focus on deeply and broadly penetrating key client accounts by offering a full spectrum of clinical development and medical marketing services; and always, a focus on outstanding quality and superior client service.

         The Company's service philosophy involves a flexible approach which allows its clients to use the Company's services on an individual or bundled basis. The Company believes its expertise in conducting scientifically demanding trials and its ability to coordinate complicated global trials are significant competitive strengths. The Company continues to devote significant resources to developing innovative methodologies and sophisticated information systems designed to allow the Company to more effectively manage its business operations and deliver services to its clients. The Company has executed a focused growth strategy embracing aggressive internal expansion and strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships.

         PAREXEL has extended its strategic vision beyond product regulatory approval, to the rapid market penetration of clients' products. It is management's belief that there are significant efficiencies to be gained by tightening the integration between the R&D functions and the marketing and sales functions within client organizations, which will positively impact time-to-market. Given PAREXEL's core competencies in clinical research, the Company is well-positioned to capitalize on peri-approval outsourcing opportunities within the pharmaceutical and biotechnology industries. PAREXEL completed two acquisitions in the medical marketing area during fiscal 1997:
S&FA and RESCON. These companies focus on pricing, payment and other market access issues by interfacing with the key players in the health care delivery system. They have brought expertise in health economics, outcomes research, market analysis, reimbursement, patient registrars, hotlines and other patient assistance programs, training and communication programs, and health policy advocacy.

Serve the Global Model of New Drug Development

         The Company believes that its ability to conduct clinical trials and other services worldwide enhances its ability to serve the increasingly global model of drug development. The Company provides clinical research and development services to major North American, European and Japanese pharmaceutical companies. The Company has expanded geographically primarily through internal growth, supplemented by strategic acquisitions, with a goal of serving all major client markets worldwide and positioning the Company to serve developing markets. Since January 1, 1994, the Company has established a presence in Kobe and Tokyo, Japan; Milan, Italy; Raleigh-Durham, NC; Sydney, Australia; Madrid, Spain; Tel Aviv, Israel; Washington, D.C.; Chicago, IL; Sheffield, U.K.; and Stockholm, Sweden. PAREXEL is conducting a number of multinational clinical studies designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that the expertise developed by conducting multi-jurisdictional clinical trials is a competitive advantage as pharmaceutical companies increasingly pursue regulatory approvals in multiple jurisdictions in parallel.

         The Company believes that the efficient delivery of high-quality clinical services requires adherence to standardized procedures on a worldwide basis. The Company has devoted considerable resources to developing internal standard operating procedures, including many internal checks and balances. These procedures, together with the Company's information technology, enable the Company to reduce the time involved in preparing regulatory submissions by concurrently compiling and analyzing large volumes of data from multinational trials and preparing regulatory submissions for filings on a global basis.

Address All Aspects of Clinical Research and Product Launch

         The Company offers a full range of services that encompass the clinical research process, and will continue to build its medical marketing services supporting the commercial launch phase. The Company believes that its knowledge and experience in all stages of clinical research, as well as peri-and post-approval services surrounding product launch, enhance its marketability and credibility with clients. The Company's full range of services and global experience complement the R&D and marketing and sales functions of pharmaceutical and biotechnology companies. In order to meet the needs of specific clients, PAREXEL offers its services on either an individual or a bundled basis. This approach allows the Company to establish a relationship with a new client with the need for a particular service which may in turn lead to larger, more comprehensive projects. This flexibility allows PAREXEL to deliver its services by operating autonomously or by working in close collaboration with its clients. In some cases, the Company has taken advantage of the flexibility of its information technology systems to gain direct access to client data on client systems. In addition, the Company provides regulatory periodicals, training materials and seminars and other complementary information products and services designed to meet its clients' demands for increased productivity in clinical development.

Conduct Scientifically Demanding Trials

         The Company provides its services in connection with scientifically and clinically demanding trials in a wide range of therapeutic areas, such as trials involving the testing of drugs developed by biotechnology companies and drugs addressing complex diseases such as HIV/AIDS, cancer and Alzheimer's. The Company's leadership in HIV/AIDS-related therapeutic areas is evidenced by the selection of PAREXEL as the CRO for the Intercompany Collaborative for AIDS Drug Development, a consortium including 18 global leaders in AIDS research. Other therapeutic categories in which the Company has expertise include central nervous system ("CNS"), neurology, oncology, gastroenterology, endocrinology, cardiology, hematology, immunology, rheumatology and the study of pulmonary, reproductive and infectious diseases. The Company believes that as trials involve increasingly complex therapeutic areas, CROs with a broad range of experience have a competitive advantage over other companies with more limited capabilities.

Continue Investment in Information Technology

         The Company believes that superior information technology is essential to enable a CRO to provide project services concurrently in multiple countries, expand its geographic operations to meet the global needs of the pharmaceutical and biotechnology industries and provide innovative services designed to expedite the clinical trials process. The Company has an extensive and effective global information technology network and believes that its information technology provides it with a significant competitive advantage. The Company's information technology supports its global organizational structure by enabling all offices to exchange information with each other so that several offices worldwide can work simultaneously on a project. The global information technology network also allows the Company to track the progress of ongoing client projects and predict more accurately and quickly its future personnel needs to meet client contract commitments. In addition, the Company's open and flexible information technology system can be adapted to the multiple needs of different clients and regulatory systems. For example, the system enables the Company to reduce the time involved in preparing regulatory submissions by concurrently compiling and analyzing large volumes of data from multinational trials and preparing regulatory submissions for filings on a global basis. This system also enables the Company to respond quickly to client inquires on the progress of projects and, in some cases, to gain direct access to client data on client systems.


SERVICES

         The Company provides a full continuum of outsourced services to the pharmaceutical and biotechnology industries ranging from first-in-human clinical studies through a product's launch into the commercial marketplace. It is PAREXEL's vision to orchestrate all critical activities and seamlessly manage the clinical development process, as project managers, through the marketing phase of new products, as product managers.

         Over the past fifteen years, PAREXEL has developed significant expertise in disciplines which support clients' efforts to accelerate the development and market introduction of their products. Specifically, PAREXEL offers such services as: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services. The Company's integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

         In order to best serve clients, capitalize on market opportunities, and leverage the Company's knowledge base and synergistic services, PAREXEL has internally organized its operations into three interactive business units, namely: Drug Development (which comprise approximately 70% of the Company's revenues), Medical Marketing Services, and Consulting Services.

DRUG DEVELOPMENT

         Clinical Trials Management, Biostatistical and Data Management and related medical services comprise the Company's Drug Development business unit, which represents approximately 70% of the Company's revenue base.

Clinical Trials Management Services

         PAREXEL offers complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in most therapeutic areas, including, but not limited to, cardiovascular, central nervous system, infectious disease, AIDS/HIV, neurology, oncology, gastroenterology, endocrinology, hematology, immunology, rheumatology and the study of pulmonary, and reproductive diseases. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

         PAREXEL can manage every aspect of clinical trials, including study and protocol design, placement, initiation, monitoring, report preparation and strategy development. See "Government Regulation -- New Drug Development-An Overview." Most of the Company's clinical trials management projects involve Phase II or III clinical trials, which are generally larger and more complex than Phase I trials.

         Clinical trials are monitored for and with strict adherence to good clinical practices ("GCP"). The design of efficient Case Report Forms ("CRF"), detailed operations manuals and site visits by PAREXEL's clinical research associates ensure that clinical investigators and their staffs follow the established protocols of the studies. The Company has adopted standard operating procedures which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

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

         - Case Report Forms Design. Once the study protocol has been finalized, case report forms ("CRFs") must be developed. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

         - Site and Investigator Recruitment. The drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or the CRO. The CRO generally solicits the investigators' participation in the study. The trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company will also provide additional services at the clinical investigator site to assist physician and expedite the clinical research process.

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

         - Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. The data are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data is entered into an electronic database. The Company believes remote date entry ("RDE") technology will significantly enhance both the quality and timeliness of clinical data collection with significant efficiency savings. Hence, in June 1996, the Company acquired Sitebase Clinical Systems, Inc., ("Sitebase") a provider of RDE software to the pharmaceutical industry. The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

         -        Clinical Data Management and Biostatistical Services.
                  (See Below)

         - Report Writing. The findings of statistical analysis of data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

         - Medical Services. Throughout the course of a development program, PAREXEL's physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research, including medical supervision of clinical trials, compliance with medical standards and safety regulations, medical writing, medical imaging, strategy development, and portfolio management.

Clinical Data Management and Biostatistical Services

         PAREXEL's data management professionals assist in the design of CRFs, as well as training manuals for investigators, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of Sitebase, RDE technology, to gather and report clinical monitoring information expedites data exchange while minimizing data collection errors as a result of real time data integrity verification. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution.

         The Company has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support New Drug Application submissions and databases in strict accordance with FDA and European specifications. For example, the Company completed, in support of a New Drug Application filing, an expanded access program with over 2,000 investigators enrolling over 11,000 patients at sites located in 26 countries, including 17 in Europe, five in South America, two in Central America, the United States and Australia. Over 300,000 pages of CRF data were collected from these sites and merged into one integrated database.

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


MEDICAL MARKETING SERVICES

         With the acquisitions of S&FA and RESCON in fiscal 1997, PAREXEL has extended the endpoint of its service offerings beyond product regulatory approval to the commercial launch and market acceptance of clients' products. Various pressures on the pharmaceutical industry have resulted in a greater focus on quickly moving more compounds from clinical development into the marketplace in order to maximize revenues and profits over limited patent lives. The move into medical marketing services in response to client demand has been a natural progression for PAREXEL, and one that draws upon the Company's core competencies in clinical research. It is PAREXEL's vision to orchestrate all critical activities and seamlessly manage the clinical development process, as project managers, through the marketing phase of new products, as product managers. An emphasis on tightening the integration between the R&D and marketing functions should have a positive impact on time-to-market and market penetration.

         The Company's experience indicates that clients need assistance in addressing the technical aspects of launching their products, especially managing the simultaneous launch of numerous products. PAREXEL assists clients in: developing launch strategies; defining product attributes; product positioning and promotion; interpreting clinical results; pricing and reimbursement issues; justifying the cost-effectiveness and outcomes of proposed treatments; post-approval studies; training physicians, sales forces, patients, payors; managing patient registries, hotlines and other assistance programs; and advocating appropriate public policy.

CONSULTING SERVICES

         The Company offers a number of consulting, or advisory, services in support of the product development and product marketing processes. This group brings together experts from relevant disciplines focused on shaping meaningful solutions and helping clients make the best business decisions with respect to their product development and marketing strategies. This group also serves as a valuable resource for the Company's internal operations, as technical experts leverage their knowledge and experience to benefit Drug Development and Medical Marketing Services.

         PAREXEL's Consulting Services which are synergistically related, included Regulatory Affairs, Clincial Pharmacology, Information Technology Consulting, Information Products, and Performance Improvement.

Regulatory Affairs

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

Clinical Pharmacology

         PAREXEL's clinical pharmacology services primarily include Phase I investigations and trial facilities, both for volunteers and patients. The Company's Clinical Pharmacology Unit in Berlin is one of the world's leading units for combined kinetic and dynamic studies. It provides state-of-the-art in- and out-patient facilities, and is staffed with a team of clinical pharmacology experts with extensive experience in both pharmakinetics and pharmadynamics. During fiscal 1997, PAREXEL also entered into a clinical pharmacology research collaboration with Georgetown University Medical Center, thereby creating the Georgetown/PAREXEL Clinical Pharmacology Research Unit ("CPRU"). This relationship provides PAREXEL exclusive access to the CPRU for purposes of conducting clinical pharmacology research employing a more flexible, variable-cost business model.

Information Technology Consulting

         Information technology is integral to the clinical research process. PAREXEL has technical experts which consult externally with clients, as well as internally with Drug Development, on ways to best utilize technology to expedite the development process. The Company has developed expertise is such areas as:
Sitebase (RDE technology), interactive voice recognition, optical imaging, medical imaging, clinical information systems, and Computer Assisted New Drug Application (CANDA) technologies, amongst others.

Information Products Division

         The Company's Information Products Division ("IPD") offers a wide range of specialized clinical consulting, training, and publication services to the health care industry. PAREXEL/Barnett is a leader in providing conferences, educational materials, and management consulting services tot the clinical research community, with extensive experience in organizational structure, curriculum design, and human resource management. The publications group produces several publications covering regulatory issues, including the monthly U.S. Regulatory Reporter, and books such as International Pharmaceutical Product Registration; Drug Formularies and the Pharmaceutical Industry; A Practical Guide to the EMEA; New Drug Development: A Regulatory Overview; and Biologies
Development: A Regulatory Overview. Other publications include the Worldwide Pharmaceutical Regulation Series and PAREXEL's Pharmaceutical R&D Statistical Source Book, published annually.

Performance Improvement

         PAREXEL/Barnett is also a leader in management consulting in the clinical research area, offering a wide range of solutions that help pharmaceutical and biotechnology companies improve their own in-house clinical performance. These services include performance benchmarking, process improvement, clinical research capacity analysis, and operational support services.


INFORMATION SYSTEMS

         The Company is committed to investing in information technology designed to help the Company provide high quality services in a cost effective manner and to manage its internal resources. The Company believes it is one of a few CROs that has an extensive and effective global information technology network. The Company has built on its network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generations, time information management, revenue and resource forecasting, clinical data entry and management, and project management.

         In June 1996, the Company augmented its information technology capabilities with the acquisition of Sitebase Clinical Systems, Inc., a provider of RDE technology which involves entry of data onto electronic case report forms at the investigational site. RDE technology has important implications for CROs, including enhancing the accuracy and timeliness of clinical data, thereby shortening customers' time-to-market. The Company has also developed expertise in each area as interactive voice recognition, optical imaging, and Computer Assisted New Drug Applications (CANDA) technologies.

         The Company's information systems group has hundreds of employees responsible for technology procurement, applications development and management of the Company's worldwide computer network. The wide area network links numerous local area networks, interconnecting over 2,400 computers worldwide. The Company's information systems are designed to work in support of and reinforce the Company's standard operating procedures. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.



SALES AND MARKETING

         PAREXEL's marketing strategy is maintain excellent service-oriented relationship with its large and loyal client base, while expanding its base through strong global development initiatives. The Company's client relations professionals, senior executives and project team leaders all share responsibility for the maintenance of key client relationships and business development activities. The Company believes that its emphasis on developing close relationships with its clients leaves it well positioned to benefit from the trend among pharmaceutical companies to concentrate their outsourcing among fewer CROs. The Company's core marketing activities are complemented by the industry conferences and publications offered by the Company's IPD. Although the IPD activities are conducted as independent business activities, the Company believes that the IPD offerings enhance the Company's market position in the drug development community.

         The Company's marketing activities are coordinated by PAREXEL's client service executives in each of the Company's U.S. locations as well as the Company's locations in Australia, France, Germany, Israel, Italy, Japan, Spain, Sweden, and the United Kingdom. Most of the Company's business development personnel have technical or scientific backgrounds and many are physicians, pharmacologists, statisticians and regulatory affairs professionals. The Company coordinates its worldwide marketing efforts through a computerized system that is integrated into each of the Company's locations.


CLIENTS

         During fiscal 1997, the Company provided services to most of the top 20 pharmaceutical and top 10 biotechnology companies, as ranked by estimated 1995 worldwide R&D spending. The Company performed services for hundreds of clients on over 2,000 projects during the year.

         The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a core group of major projects or clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. In fiscal 1997, one client accounted for 11% of net revenue; in fiscal 1996 and 1995, no single customer accounted for more than 10% of net revenue. In fiscal 1997, 1996 and 1995, the Company's top five customers accounted for 41%, 32% and 25%, respectively, of the Company's net revenue. The loss of business from a significant client could materially and adversely affect the Company's net revenue and results of operations.


BACKLOG

         Backlog consists of anticipated net revenue from letter agreements or contracts that have been signed but not yet completed. Once work under a contract or letter agreement commences, revenue is generally recognized over the life of the contract, which usually lasts for 12 months or more. Backlog excludes anticipated net revenues for projects for which the Company has commenced work but for which a definitive contract or letter agreement has not been executed. Backlog at June 30, 1997 was approximately $200 million, as compared to approximately $110 million at June 30, 1996.

         The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in backlog are subject to termination or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. The Company typically is entitled to receive certain fees for winding down a study which is terminated or delayed and, in some cases, a termination fee.

COMPETITION

         The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs, and, to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes favorably in these areas.

         The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the fourth largest full-service CRO in the world, based on annual net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., IBAH, Inc., Pharmaceutical Product Development, Inc. and ClinTrials Research, Inc.. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well pharmaceutical companies outsourcing to a fewer number of preferred CROs has led to heightened competition for CRO contracts.


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


EMPLOYEES

         As of June 30, 1997, the Company had approximately 2,400. Approximately 65% of the employees are located in North America and 35% are located throughout Europe and the Asia/Pacific region. The Company believes that its relations with its employees are good.

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


GOVERNMENT REGULATION

New Drug Development -- An Overview

         Before a new drug may be marketed in North America or Europe, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The stages of this development process are as follows:

         - Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file for an IND (Investigational New Drug Application), upon which the FDA may grant permission to begin human trials.

         -        Clinical Trials (3.5 to 6 years)

         - Phase I (6 months to 1 year). Basic safety and pharmacology testing in 20 to 80 human subjects, usually healthy volunteers, includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

         - Phase II (1 to 2 years). Basic efficacy (effectiveness) and dose-range testing in 100 to 200 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data.

         - Phase III (2 to 3 years). Efficacy and safety studies in hundreds or thousands of patients at many investigational sites (hospitals and clinics) can be placebo-controlled trials, in which the new drug is compared with a "sugar pill," or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category.

         - TIND (May span late Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a TIND (Treatment Investigational New Drug). Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

         - NDA Preparation and Submission. Upon completion of Phase III trials, the manufacturer assembles the statistically analyzed data from all phases of development into a single large document, the New Drug Application (NDA), which today comprises, on average, roughly 100,000 pages.

         - FDA Review & Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study.

         - Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the manufacturer to collect and periodically report to FDA additional safety and efficacy data on the drug for as long as the manufacturer markets the drug (post-marketing surveillance). If the drug is marketed outside the U.S., these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life.

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

         The FDA's regulatory requirements have served as the model for much of the regulation for new drug development worldwide. As a result, similar regulatory requirements exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in various countries, and the Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors. Beginning in 1991, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian and Western European regulators. Effective April 1, 1997, Japan officially adopted GCP and legitimized the use of CROs in conducting clinical research.

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

LOSS OR DELAY OF LARGE CONTRACTS

         Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that cost-containment and competitive pressures have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts with CROs. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-19 of the Company's Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the initiation, progress, or cancellation of significant projects, exchange rate fluctuations, the mix of services offered, the opening of new offices and other internal expansion costs, the costs associated with integrating acquisitions and the startup costs incurred in connection with the introduction of new products and services. In addition, during the third quarter of fiscal 1995 and 1993, the Company's results of operations were affected by a non-cash restructuring charge and a non-cash write-down due to the impairment of long-lived assets, respectively. See "Risks Associated with Acquisitions." Because a high percentage of the Company's operating costs are relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of client projects can cause material adverse variations in quarterly operating results. See Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements on page 35 of the Company's 1997 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS

         The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1997, 1996 and 1995, the Company's top five clients accounted for 41%, 32% and 25%, respectively, of the Company's consolidated net revenue. In fiscal 1997, one client accounted for 11% of net revenue; In fiscal 1996 and 1995, no single customer accounted for mote than 10% of net revenue. The loss of business from a significant client could have a material adverse effect on the Company. See "Business - Clients" which appears on page 13 of this Form 10-K.

DEPENDENCE ON GOVERNMENT REGULATION

         The Company's business depends on the comprehensive government regulation of the drug development process. In the United States, the general trend has been in the direction of continued or increased regulation, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards as are in effect for conventional drugs. In Europe, the general trend has been toward coordination of common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. Japan also legislated GCP and legitimatized the use of CRO's in April 1997. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, as well as anticipated regulation, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company. See "Business - Government Regulation" which appears on page 14 of this Form 10-K.

POTENTIAL ADVERSE IMPACT OF HEALTH CARE REFORM

         Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last several years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, health care reform may again be addressed by the

U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company. See Item "Business - Industry Overview" which appears on page 5 of this Form 10-K.

         Many European governments have also reviewed or undertaken health care reform. For example, German health care reform legislation implemented in January 1993 contributed to an estimated 15% decline in German pharmaceutical industry sales in calendar 1993 and led several clients to cancel contracts with the Company. Subsequent to these events, in the third quarter of fiscal 1993, the Company restructured its German operations and incurred a restructuring charge of approximately $3.3 million. In addition, in the third quarter of fiscal 1995, the Company's results of operations were affected by a non-cash write-down due to the impairment of long-lived assets of PAREXEL GmbH, the Company's German subsidiary, of approximately $11.3 million. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-19 of the Company's Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

COMPETITION; CRO INDUSTRY CONSOLIDATION

         The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs, and, to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes favorably in these areas. There can be no assurance that the Company will be able to compete favorably in these areas. See "Business
- Competition" which appears on page 14 of this Form 10-K.

         The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the fourth largest full-service CRO in the world, based on annual net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., IBAH, Inc., Pharmaceutical Product Development, Inc. and ClinTrials Research, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well pharmaceutical companies outsourcing to a fewer number of preferred CROs has led to heightened competition for CRO contracts.

RISKS ASSOCIATED WITH ACQUISITIONS

         The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. In fiscal 1993 and 1995, the Company's results of operations were materially and adversely affected by write-offs associated with the Company's acquired German operations. There can be no assurance that any acquisition will be successfully integrated into the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-19 of the Company's 1997 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

MANAGEMENT OF BUSINESS EXPANSION; NEED FOR IMPROVED SYSTEMS; ASSIMILATION OF FOREIGN OPERATIONS

         The Company's business and operations have recently experienced substantial expansion over the past 15 years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-19 of the Company's 1997 Annual Report to Stockholders included as Exhibit 13.1 of this Form 10-K.

DEPENDENCE ON PERSONNEL; ABILITY TO ATTRACT AND RETAIN PERSONNEL

         The Company relies on a number of key executives, including Josef H. von Rickenbach, its President, Chief Executive Officer and Chairman, upon whom the Company maintains key man life insurance. Although the Company has entered into agreements containing non-competition restrictions with its senior officers, the Company does not have employment agreements with certain of these persons and the loss of the services of any of the Company's key executives could have a material adverse effect on the Company.

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

POTENTIAL LIABILITY; POSSIBLE INSUFFICIENCY OF INSURANCE

         Clinical research services involve the testing of new drugs on consenting human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. See "Business - Potential Liability and Insurance" which appears on page 16 of this Form 10-K.

ADVERSE EFFECT OF EXCHANGE RATE FLUCTUATIONS

         Approximately 36%, 38% and 40% of the Company's net revenue for fiscal 1997, 1996 and 1995, respectively, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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


ITEM 2. PROPERTIES

         PAREXEL leases all but one of its facilities. The Company's principal executive offices are located in Waltham, Massachusetts. The company also leases space in Lowell, Massachusetts, and maintains other North American offices in Chicago, Philadelphia, Raleigh- Durham, San Diego, and Washington, D.C.. The Company's European subsidiaries maintain offices in Berlin, Frankfurt, London, Sheffield, Milan, Paris, Madrid, Stockholm, and Tel Aviv. The Company's Japanese subsidiary is located in Kobe, with a branch office in Tokyo. Its Australian subsidiary is located in Sydney. The Company considers all of its properties to be suitable and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

         As previously disclosed, the Company was a defendant in a proceeding captioned Dennis J. Tallon v. Frederic Harwood, Samuel T. Barnett, Barnett Associates, Inc., and PAREXEL International Corporation, 92-3496. The proceeding was filed on March 3, 1992 in the Court of Common Pleas, Delaware Court, Pennsylvania. On May 8, 1997, the trial court granted the Company's motion for summary judgment and dismissed the Plaintiff's action in its entirety. Subsequently, the Plaintiff filed an appeal of the Trial Court's order. In August 1997, this matter was settled and the Company was released from liability for all alleged claims of the Plaintiff. Pursuant to the Parties' settlement, the Plaintiff's appeal will be withdrawn and all proceedings in this matter will be terminated. The resolution of this matter did not have a material adverse affect on the financial position, results of operations or business of the Company.

         No material legal proceedings are pending to which the Company, its subsidiaries, or any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         This information is incorporated by reference from page 35, "Quarterly Operating Results and Common Stock Information (Unaudited)" of the Company's 1997 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 6. SELECTED FINANCIAL DATA

         This information is incorporated by reference from page 35, "Selected Financial Data," of the Company's 1997 Annual Report to Stockholders included as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from pages 16-19, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 1997 Annual Report to Stockholders included as
Exhibit 13.1.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information are incorporated by reference from pages 20-34 of the Company's 1997 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item may be found under the captions "Elections of Directors" and "Executive Officers" in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item may be found under the captions "Directors' Compensation" and "Executive Compensation" in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report.

         (1) Financial Statements. The following financial statements and supplementary data included in the 1997 Annual Report to Stockholders, filed as Exhibit 13.1 to this report, are incorporated by reference into Item 8 of this report.

                                                                ANNUAL REPORT
           FINANCIAL STATEMENTS                 FORM 10-K PAGE        TO
                                                               STOCKHOLDERS PAGE
Report of Independent Accountants                     21              34
Consolidated Balance Sheets at June 30, 1997          21              21
and 1996
Consolidated Statements of Operations for each        21              20
of the three years ended June 30, 1997
Consolidated Statements of Stockholders'              21              22
Equity for each of the three years ended June
30, 1997
Consolidated Statements of Cash Flows for each        21              23
of the three years ended June 30, 1997
Notes to Consolidated Financial Statements            21             24-33

(2)      Financial Statement Schedules:

         For the three years ended June 30, 1997:
           Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)      Exhibits

Exhibit           Description
No.

3.1      --       Amended and Restated Articles of Organization of the Company,
                  as amended (filed as Exhibit 3.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended December 31, 1996 and incorporated herein by this reference).


3.2      --       Amended and Restated By-laws of the Company (filed as Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1
                  (File No. 333-1188) and incorporated herein by this reference).

4.1      --       Specimen certificate representing the Common Stock of the
                  Company (filed as Exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33- 97406) and incorporated herein by this reference).

4.2      --       Purchase Agreement dated as of August 22, 1996 between the
                  Company and State and Federal Associates, Inc., S&FA of
                  Alexandria Partnership, Martin J. Miller, Howard Tag, Peter
                  Malamis and Laurie Hughes (filed as Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-3 (File No.
                  333-19751) and incorporated herein by this reference).

4.3      --       Registration Rights Agreement dated as of August 22, 1996
                  between the Company and S&FA of Alexandria Partnership, Martin
                  J. Miller, Howard Tag, Peter Malamis and Laurie Hughes (filed as Exhibit 4.3 the Registrant's Registration Statement on Form
                  S-3 (File No. 333-19751) and incorporated herein by this reference).

4.4      --       Agreement and Plan of Reorganization and Merger dated as of
                  February 28, 1997 among the Company, Rescon, Inc., Rescon
                  Acquisition Corporation, Walter Leroy Hill, as Trustee of the
                  Walter L. Hill Revocable Trust and Walter Leroy Hill (filed as
                  Exhibit 4.2 the Registrant's Registration Statement on Form
                  S-3 (File No. 333-27487) and incorporated herein by this reference).

4.5      --       Registration Rights Agreement dated as of February 28, 1997 among the Company, Walter Leroy Hill, and Walter Leroy Hill as
                  Trustee of the Walter L. Hill Revocable Trust (filed as
                  Exhibit 4.3 the Registrant's Registration Statement on Form
                  S-3 (File No. 333-27487) and incorporated herein by this reference).

4.6      --       Share Purchase Agreement dated as of February 28, 1997 among the Company, Dr. Richard Kay and Janet Kay (filed as Exhibit
                  4.4 the Registrant's Registration Statement on Form S-3 (File
                  No. 333-27487) and incorporated herein by this reference).

4.7      --       Registration Rights Agreement dated as of February 28, 1997 among the Company, Dr. Richard Kay and Janet Kay (filed as
                  Exhibit 4.5 the Registrant's Registration Statement on Form
                  S-3 (File No. 333-27487) and incorporated herein by this reference).

4.8      --       Share Purchase Agreement dated as of February 28, 1997 among the Company, Dr. Afron Lloyd Jones and Dr. Diana Smith (filed as Exhibit 4.6 the Registrant's Registration Statement on Form
                  S-3 (File No. 333-27487) and incorporated herein by this reference).

4.9      --       Registration Right Agreement dated as of February 28, 1997 among the Company, Dr. . Afron Lloyd Jones and Dr. Diana Smith
                  (filed as Exhibit 4.7 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

10.1     --       Employment Agreement dated December 30, 1996 between James M.
                  Karis and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended December 31, 1996 and incorporated herein by this reference).

10.2     --       Agreement dated June 30, 1993 between Prof. Dr. med. Werner M.
                  Herrmann and PAREXEL GmbH Independent Pharmaceutical Research
                  Organization, as amended (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended March 31, 1997 and incorporated herein by this reference).

10.3     --       Letter Agreement date May 12, 1997 between Prof. Dr. med.
                  Werner M. Herrmann and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended March 31, 1997 and incorporated herein by this reference).

10.4     --       Form of Stock Option Agreement of the Company (filed as
                  Exhibit 10.9 to the Registrant's Registration Statement on
                  Form S-1 (File No. 333-1188) and incorporated herein by this reference).

10.5     --       1986 Incentive Stock Option Plan of the Company (filed as
                  Exhibit 10.10 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.6     --       1987 Stock Plan of the Company (filed as Exhibit 10.11 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.7     --       1989 Stock Plan of the Company (filed as Exhibit 10.12 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.8     --       1995 Stock Plan of the Company (filed as Exhibit 10.13 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.9     --       1995 Non-Employee Director Stock Option Plan of the Company
                  (filed as Exhibit 10.14 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.10    --       1995 Employee Stock Purchase Plan of the Company (filed as
                  Exhibit 10.15 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.11    --       Corporate Plan for Retirement of the Company (filed as Exhibit
                  10.16 to the Registrant's Registration Statement on Form S-1
                  (File No. 33-97406) and incorporated herein by this reference).

10.12    --       Loan and Security Agreement dated as of July 31, 1992 between the Company, Barnett International Corporation and The First
                  National Bank of Boston, as amended (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1(File No.
                  333-06953) and incorporated herein by this reference).

10.13    --       Line of Credit Agreement between PAREXEL GmbH and Deutsche
                  Bank Berlin, dated January 23, 1995 (filed as Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.14    --       First Amendment dated as of January 3, 1992 to the Lease dated
                  June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Registrant's
                  Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.15    --       Second Amendment dated as of June 28, 1993 to the lease dated
                  June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's
                  Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.16    --       Letter of employment dated July 6, 1993 between Barry R.
                  Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-97406) and incorporated herein by this reference).

10.17    --       Credit Agreement dated December 30, 1994 between PAREXEL GmbH and The First National Bank of Boston (filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1(File
                  No. 33-97406) and incorporated herein by this reference).

10.18    --       Collateral Agreement dated December 30, 1994 between PAREXEL
                  GmbH and The First National Bank of Boston (filed as Exhibit
                  10.31 to the Registrant's Registration Statement on Form S-1
                  (File No. 33-97406) and incorporated herein by this reference).

10.19    --       Proposed Amended and Restated 1995 Stock Plan of the Company
                  to become effective upon the approval of the stockholders at the 1997 Annual Meeting.

11.1     --       Statement re computation of per share earnings.

13.1     --       Specified portions of the Registrant's 1997 Annual Report to
                  Stockholders.

21.1     --       List of subsidiaries of the Company.

23.1     --       Consent of Price Waterhouse L.L.P.

27.1     --       Financial Data Schedule.

(B)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated April 23, 1997, reporting financial results for the three months ended March 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the 26th day of September, 1997.

                               PAREXEL INTERNATIONAL CORPORATION

                                         By:/s/ JOSEF H. VON RICKENBACH
                                            ----------------------------------
                                            JOSEF H. VON RICKENBACH
                                            President, Chief Executive Officer
                                            and Chairman

          Signatures                       Title(s)               Date
          ----------                       --------               ----
    /s/ JOSEF H. VON RICKENBACH     President, Chief          September 26, 1997
    ---------------------------     Executive Officer and
    Josef H. von Rickenbach         Chairman (principal
                                    executive officer)

    /s/ WILLIAM T. SOBO, JR.        Senior Vice President,    September 26, 1997
    ------------------------        Chief Financial Officer,
    William T. Sobo, Jr.            Treasurer and Clerk
                                    (principal financial and
                                    accounting officer)

    /s/ A. DANA CALLOW, JR.         Director                  September 26, 1997
    -----------------------
    A. Dana Callow, Jr.

    /s/ PATRICK J. FORTUNE          Director                  September 26, 1997
    ----------------------
    Patrick J. Fortune

    /s/ WERNER M. HERRMANN          Director                  September 26, 1997
    ----------------------
    Werner M. Herrmann

    /s/ PETER BARTON HUTT           Director                  September 26, 1997
    ---------------------
    Peter Barton Hutt

    /s/ JAMES A. SAALFIELD          Director                  September 26, 1997
    ----------------------
    James A. Saalfield

                                                                     SCHEDULE II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             Balance at    Charged to                                       Balance at
                            beginning of   costs and         Charged to       Deductions     end of
      Description              period       expenses        other accounts  and write-offs   period
-------------------------   ------------   -----------      --------------  --------------  -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS
Year ended June 30, 1995    $   580,000    $ 1,021,000               --      $  (327,000)    $ 1,274,000
Year ended June 30, 1996      1,274,000        515,000               --         (290,000)      1,499,000
Year ended June 30, 1997      1,499,000      1,452,000       $   384,000(1)     (624,000)      2,711,000

DEFERRED TAX ASSET
VALUATION ALLOWANCE
Year ended June 30, 1995      6,071,000             --         1,620,000        (200,000)      7,491,000
Year ended June 30, 1996      7,491,000             --                --      (1,565,000)      5,926,000
Year ended June 30, 1997      5,926,000             --                --      (2,554,000)      3,372,000

(1) Amounts acquired through business combinations.