Form 10-Q
period 1997-09-30
PAREXEL INTERNATIONAL CORP
filed 1997-11-13
CIK 799729

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission File Number:  0-27058

                        PAREXEL International Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                                   04-2776269
              -------------                                   ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

      195 West Street, Waltham, MA                               02154
      ----------------------------                               -----
(Address of principal executive offices)                      (Zip code)

                                 (617) 487-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            As of November 10, 1997, there were 20,207,754 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                                                           PAGE
                                                                           ----

Part I.   Financial Information

       Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets --
                September 30, 1997 and June 30, 1997                        2

                Condensed Consolidated Income Statements --
                Three months ended September 30, 1997 and 1996              3

                Condensed  Consolidated  Statements of Cash Flows --
                Three months ended September 30, 1997 and 1996              4

                Notes to Condensed Consolidated Financial Statements        5


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7

Risk Factors                                                               11

Part II.  Other Information

       Item 2.  Changes in Securities and Use of Proceeds                  16

       Item 6.  Exhibits and Reports on Form 8-K                           16


Signatures                                                                 17

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  1997           1997
                                                               -----------    --------
                                                               (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents:
    Unrestricted                                                $ 47,780      $ 28,368
    Restricted                                                     2,752         1,967
  Marketable securities                                           37,478        66,891
  Accounts receivable, net                                        66,119        63,009
  Other current assets                                            11,980        11,632
                                                                --------      --------
        Total current assets                                     166,109       171,867

Property and equipment, net                                       31,866        27,530
Other assets                                                       1,632         1,604
                                                                --------      --------
                                                                $199,607      $201,001
                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                          $    328      $  1,135
  Accounts payable                                                 6,353         7,999
  Advance billings                                                28,662        32,592
  Other current liabilities                                       19,581        19,680
                                                                --------      --------
        Total current liabilities                                 54,924        61,406

Long-term debt                                                        27            55
Other liabilities                                                  1,685         1,715
                                                                --------      --------
        Total liabilities                                         56,636        63,176
                                                                --------      --------

Stockholders' equity:
  Preferred stock - $.01 par value; shares
    authorized: 5,000,000                                           --            --
  Common stock - $.01 par value; shares
    authorized: 50,000,000 at September 30,
    1997, and at June 30, 1997; shares issued:
    20,133,807 at September 30, 1997, and
    20,066,867 at June 30, 1997; shares
    outstanding: 20,104,395 at September 30,
    1997, and 20,037,455 at June 30, 1997                            201           200
  Additional paid-in capital and other
    stockholders' equity                                         132,296       130,648
  Retained earnings                                               10,474         6,977
                                                                --------      --------
        Total stockholders' equity                               142,971       137,825
                                                                --------      --------
                                                                $199,607      $201,001
                                                                ========      ========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -----------------------
                                                1997            1996
                                              --------       --------

Revenue                                       $ 62,911       $ 43,152
Reimbursed costs                               (11,700)       (10,122)
                                              --------       --------
Net revenue                                     51,211         33,030
                                              --------       --------

Costs and expenses:
Direct costs                                    34,723         22,821
Selling, general and administrative              9,884          6,617
Depreciation and amortization                    1,978            883
                                              --------       --------
                                                46,585         30,321
                                              --------       --------
Income from operations                           4,626          2,709

Other income, net                                  956            364
                                              --------       --------

Income before provision for income taxes         5,582          3,073
Provision for income taxes                       1,954          1,137
                                              --------       --------

Net income                                    $  3,628       $  1,936
                                              ========       ========

Net income per share                          $   0.18       $   0.11
                                              ========       ========

Weighted average common and
  common equivalent shares outstanding          20,591         17,256
                                              ========       ========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------
                                                                1997          1996
                                                             --------       --------
Cash flows from operating activities:
  Net income                                                 $  3,628       $  1,936
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization                               1,978            883
    Change in operating assets and liabilities,
     net of effects from acquisitions                          (9,860)        (8,934)
                                                             --------       --------
Net cash used by operating activities                          (4,254)        (6,115)
                                                             --------       --------

Cash flows from investing activities:
  Purchase of marketable securities                           (39,020)       (10,849)
  Proceeds from sale of marketable securities                  68,302         13,773
  Cash related to acquisition activities                         --              251
  Purchase of property and equipment                           (6,554)        (2,657)
                                                             --------       --------
Net cash provided by investing activities                      22,728            518
                                                             --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        1,431          1,429
  Repayments of long-term debt                                    (82)        (2,755)
                                                             --------       --------
Net cash provided (used) by financing activities                1,349         (1,326)
                                                             --------       --------

Effect of exchange rate changes on unrestricted cash
  and cash equivalents                                           (411)           (39)
                                                             --------       --------

Net increase (decrease) in unrestricted cash
  and cash equivalents                                         19,412         (6,962)

Unrestricted cash and cash equivalents at beginning
  of period                                                    28,368         16,243
                                                             --------       --------

Unrestricted cash and cash equivalents at end of period      $ 47,780       $  9,281
                                                             ========       ========


            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The balance sheet at June 30, 1997, has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company's stock is currently quoted on the Nasdaq National Market under the symbol "PRXL."


Note 2 -- Earnings per Share

Earnings per share calculations for the three months ended September 30, 1997 are based on 20,054,938 weighted average common shares outstanding, plus 536,408 common share equivalents attributable to common stock options. See Exhibit 11 for further information on the computation of earnings per common and common equivalent share. All share and per share data have been restated to reflect the February 1997 two-for-one stock split, in the form of a 100% stock dividend.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 will be effective for the Company's second quarter of fiscal 1998 and requires the restatement of all previously reported earnings per share data presented. Early adoption of this Statement is not permitted. The Company expects that basic and diluted earnings per share amounts will not be materially different from the Company's respective primary and fully diluted earnings per share amounts.

Note 3 -- Subsequent Event

On October 22, 1997, the Company signed a definitive agreement to acquire Kemper-Masterson, Inc. ("KMI"), a leading regulatory consulting firm, based in Massachusetts. Under the terms of the agreement, all shares of KMI's voting and nonvoting stock will be exchanged for approximately 577,000 shares of the Company's common stock. The merger is to be accounted for as a pooling of interests and is expected to close in December 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months ended September 30, 1997, is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

OVERVIEW

The Company is a leading contract research organization ("CRO") providing a broad range of knowledge-based product development and product launch services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients quickly obtain the necessary regulatory approvals of their products and, ultimately, optimize the market penetration of those products. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenue increased by $18.2 million, or 55.0%, from $33.0 million for the three months ended September 30, 1996, to $51.2 million for the three months ended September 30, 1997. This net revenue growth was primarily attributable to an increase in the volume and average contract value of clinical research projects serviced by the Company. For the three months ended September 30, 1997, net revenue from North American and European operations increased by $13.4 million and $4.2 million, respectively, over the corresponding prior year period. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $11.9 million, or 52.2%, from $22.8 million for the three months ended September 30, 1996, to $34.7 million for the three months ended September 30, 1997. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 69.1% for the three months ended September 30, 1996, to 67.8% for the three months ended September 30, 1997, primarily due to improved performance of the Company's North American operations.

Selling, general and administrative expenses increased by $3.3 million, or 49.4%, from $6.6 million for the three months ended September 30, 1996 to $9.9 million for the three months ended September 30, 1997. This increase was primarily due to increased administrative personnel, hiring, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased slightly from 20.0% for the three months ended September 30, 1996, to 19.3% for the three months ended September 30, 1997.

Depreciation and amortization expense increased by $1.1 million, or 124.0%, from $883,000 for the three months ended September 30, 1996 to $2.0 million for the three months ended September 30, 1997. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the three months ended September 30, 1997, increased by $1.9 million, or 70.8%, from $2.7 million for the three months ended September 30, 1996, to $4.6 million for the three months ended September 30, 1997.

Other income, net increased by $592,000 from $364,000 for the three months ended September 30, 1996, to $956,000 for the three months ended September 30, 1997. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's December 1996 public offering.

The Company's effective income tax rate was 35.0% for the three months ended September 30, 1997, compared to 37.0% for the three months ended September 30, 1996. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, in some cases on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. As a result, the number of days revenue outstanding in accounts receivable, net of advance billings and the related dollar values of these accounts, can vary due to the achievement of contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, was 54 days at September 30, 1997, compared to 45 days at June 30, 1997. The increase in days revenue outstanding from June 30, 1997, to September 30, 1997, was primarily due to the timing of the achievement of project milestones and related billings. Accounts receivable, net of the allowance for doubtful accounts, increased from $63.0 million at June 30, 1997, to $66.1 million at September 30, 1997, while advance billings decreased from $32.6 million to $28.7 million for the same period.

Unrestricted cash and cash equivalents increased by $19.4 million during the three months ended September 30, 1997 as a result of $22.7 million and $1.3 million in cash provided by investing and financing activities, respectively, partially offset by $4.3 million in cash used by operating activities, and a $411,000 unfavorable effect of exchange rate changes.

Net cash used by operating activities resulted from net income, excluding noncash expenses, of $5.6 million, offset by increases in accounts receivable of $4.0 million and decreases in advance billings, accounts payable, and other current liabilities of $3.3 million, $1.5 million, and $1.0 million, respectively.

Cash provided by investing activities consisted primarily of net proceeds from sales of marketable securities of $29.3 million, partially offset by capital expenditures of $6.6 million related to facility expansion and investments in information technology.

Financing activities consisted primarily of net proceeds from the exercise of stock options of $1.4 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $12.4 million and a capital lease line of credit with a U.S. bank for $2.4 million. At September 30, 1997, the Company had approximately $13.8 million in available credit under these arrangements.

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

The foregoing statements include forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such differences include, but are not limited to, those discussed in "Risk Factors" as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or capital expenditures or cash expenditures related to possible future acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both statements are effective for the Company for fiscal 1999.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the initiation, progress, or cancellation of significant projects, exchange rate fluctuations, the mix of services offered, the opening of new offices and other internal expansion costs, the costs associated with integrating acquisitions and the startup costs incurred in connection with the introduction of new products and services. In addition, during the third quarter of fiscal 1995 and 1993, the Company's results of operations were affected by a noncash write-down due to the impairment of long-lived assets and a noncash restructuring charge, respectively. See "Risks Associated with Acquisitions." Because a high percentage of the Company's operating costs are relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of client projects can cause material adverse variations in quarterly operating results.

DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS

The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1997 and the three months ended September 30, 1997, the Company's top five clients accounted for 41% and 39%, respectively, of the Company's consolidated net revenue. In fiscal 1997 and the three months ended September 30, 1997, one client accounted for 11% and 17%, respectively, of the Company's net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

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

ADVERSE EFFECT OF EXCHANGE RATE FLUCTUATIONS

Approximately 36% and 31% of the Company's net revenue for fiscal 1997 and the three months ended September 30, 1997, respectively, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

          (a)  Not applicable

          (b)  Not applicable

          (c) On September 26, 1997, the Company acquired subtstantially all of the assets of Perceptive Systems, Inc., a Colorado corporation doing business as Hayden Image Processing Group ("Hayden"). As consideration for the transaction, the Company issued to Hayden 5,035 shares of the Company's Common Stock ("the Shares"). In addition, Hayden will receive three annual contingent payments of Common Stock of the Company calculated yearly and determined as a percentage of net receipts generated by certain of the assets acquired in the transaction. The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended ("the Act"), set forth in
               Section 4(2) thereof. In connection with this issuance, Hayden and its sole stockholder made certain representations to the Company as to its investment intent and possessed a sufficient level of sophistication and access to information. The Shares issued were subject to restrictions on transfer absent registration under the Act.

          (d)  Not applicable


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11--Statement re Computation of Earnings Per Common and Common Equivalent Share

               Exhibit 27--Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated August 7, 1997 reporting financial results for the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of October, 1997.


                            PAREXEL International Corporation


                            By: /s/ Josef H. von Rickenbach
                                ------------------------------------------------
                                Josef H. von Rickenbach
                                President, Chief Executive Officer and Chairman




                            By: /s/ William T. Sobo, Jr.
                                ------------------------------------------------
                                William T. Sobo, Jr.
                                Senior Vice President, Chief Financial Officer

Exhibit No.                                                               Page
-----------                                                               ----


      11          Computation of Earnings Per Common and Common
                  Equivalent Share                                         19

      27          Financial Data Schedule                                  20