Form 10-Q
period 1997-12-31
PAREXEL INTERNATIONAL CORP
filed 1998-02-13
CIK 799729

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1997

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

     As of January 30, 1998, there were 20,804,987 shares of PAREXEL International Corporation common stock outstanding.



                PAREXEL INTERNATIONAL CORPORATION


                              INDEX
                                                              Page

Part I. Financial Information

             Financial Statements (Unaudited)
Item 1.
             Condensed Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1997              2

             Condensed Consolidated Income Statements -
             Three months ended December 31, 1997 and 1996;   3
             Six months ended December 31, 1997 and 1996

             Condensed Consolidated Statements of Cash Flows
             - Six months ended December 31, 1997 and 1996    4

             Notes to Condensed Consolidated Financial        5
             Statements

             Management's Discussion and Analysis of
Item 2.      Financial Condition and Results of Operations    9

Risk                                                          15
Factors

Part    Other Information
II.
             Changes in Securities and Use of Proceeds        20
Item 2.

             Submission of Matters to a vote of Security      20
Item 4.      Holders

             Exhibits and Reports on Form 8-K                 21
Item 6.
Signatures                                                    22


Part I.  Financial
Information
Item 1 - Financial
Statements
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
                                  (Unaudited)
                                  December 31,     June 30,
                                  1997             1997
                        ASSETS

Current assets:
  Cash and cash
  equivalents:
    Unrestricted
    Restricted                             $46,846           28,392
Marketable securities                        2,772            1,967
Accounts receivable,                        35,137           66,891
net
Other current assets                        85,054           66,061
                                            11,341           12,106
   Total current                           181,150          175,417
assets

Property and                                36,287           28,222
equipment, net
Other assets                                 3,420            1,862
                                          $220,857          205,501

                LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
   Current maturities
of long-term debt                              172            1,698
   Accounts payable                          6,277            8,127
   Advance billings                         45,305           33,369
   Other current
liabilities                                 18,609           21,347

    Total current
liabilities                                 70,363           64,541

Long-term debt                                  --               72
Other liabilities                            1,452            1,724

Total liabilities                           71,815           66,337

Stockholders' equity:
   Preferred stock -                            --               --
$0.01 par value;
shares authorized:
5,000,000
 Common stock - $.01
par value; shares
authorized: 50,000,000
at December 31, 1997,
       and at June 30,
1997; shares issued:
       20,826,633 at
December 31, 1997,
       20,563,924 at
June 30, 1997; shares
       outstanding:                            208              205
20,797,221 at December
31, 1997,
       20,534,512 at
June 30, 1997
   Additional paid-in
capital and other                          136,561          131,770
stockholders' equity                        12,273            7,189
 Retained earnings

   Total stockholders'                     149,042          139,164
equity
                                           220,857          205,501
See notes to condensed consolidated financial statements.

                 PAREXEL INTERNATIONAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED)
               (in thousands, except per share data)
                     Three Months ended     Six months ended
                     December 31,           December 31,
                     1997       1996        1997        1996

Revenue                 76,271      51,498      143,037      97,202
Reimbursed costs                  (11,578)     (30,151)    (22,038)
                     (17,655)

Net revenue             58,616      39,920      112,886      75,164

Costs and expenses:
    Direct costs        38,951      27,198       75,261      51,413
    Selling,
general and             11,781       8,421       22,761      15,722
administrative
    Depreciation
and amortization         2,513       1,073        4,540       2,031
    Special charge       4,100          --        4,100          --

                        57,345      36,692      106,662      69,166

Income from              1,271       3,228        6,224       5,998
operations

Other income, net          824         412        1,781         782

Income before
provision for            2,095       3,640        8,005       6,780
income taxes
Provision for
income taxes               733       1,299        2,802       2,454

Net income               1,362       2,341        5,203       4,326


Earnings per common
share:
Basic                     0.07        0.13         0.25        0.25
Diluted                   0.06        0.13         0.25        0.24

Shares used in
computing
earnings per common
share:
Basic                   20,704      17,985       20,628      17,623
Diluted                 21,188      18,550       21,148      18,169
See notes to condensed consolidated financial statements.




PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

                                  Six months ended December 31,
                                  1997             1996
Cash flows from operating
activities
  Net income                      $5,203           $4,326
  Adjustments to reconcile net
income to net cash provided
(used) by operating                4,540             2,031
activities:
  Depreciation and                  4,100          --
amortization
  Special Charge
   Change in operating assets
and liabilities, net of
effects from acquisitions          (14,435)        (6,183)

Net cash provided (used) by
operating activities              (592)            174

Cash flows from investing
activities:
  Purchase of marketable          (46,319)         (20,965)
securities
  Proceeds from sale of
marketable securities             77,962            22,537
  Acquisition activities          (1,410)          251
  Purchase of property and        (12,725)         (7,543)
equipment

Net cash provided (used) by
investing activities              17,508           (5,720)

Cash flows from financing
activities:
  Proceeds from issuance of       2,315            59,389
common stock
  Net repayments under line of    (497)            (25)
credit
  Repayments of long-term debt    (283)            (3,204)

Net cash provided by financing
activities                        1,535            56,160

Effect of exchange rate
changes on unrestricted cash
and cash equivalents              3                (314)

Net increase in unrestricted      18,454           50,300
cash and cash equivalents

Unrestricted cash and cash
equivalents at beginning of       28,392           16,257
period

Unrestricted cash and cash
equivalents at end of period      $46,846          $66,557

See notes to condensed consolidated financial statements.


                PAREXEL INTERNATIONAL CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 - Basis of Presentation

On December 1, 1997, the Company completed its acquisition of Kemper-Masterson, Inc. ("KMI") in a business combination accounted for as a pooling of interests (see Note 3). Prior periods presented in the accompanying condensed consolidated financial statements have been retroactively restated to combine the accounts and operations of KMI with those of the Company for the periods presented.

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Prospectus on Form S-3, dated January 20, 1998.

The balance sheet at June 30, 1997, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company's stock is currently quoted on the Nasdaq National
Market under the symbol "PRXL."


Note 2 - Special Charge

As described in Note 3, the Company acquired KMI in a business combination accounted for as a pooling of interests. In connection with the acquisition, KMI incurred a special charge of $4.1 million, reported as a separate component of income from operations in the Condensed Consolidated Income Statement. This charge primarily relates to noncash compensation expense recorded at the acquisition date attributable to incentive stock options previously granted to certain KMI key employees. These options contained formula-value repurchase terms which required periodic revaluation of the compensation expense over the vesting period of the options. These options fully vested upon the acquisition and no future compensation expense will be recorded.



Note 3 - Acquisition

On December 1, 1997, the Company completed its acquisition of KMI, a leading regulatory consulting firm, based in Massachusetts, in a business combination accounted for as a pooling of interests. The Company issued 581,817 shares common stock in exchange for all of the outstanding shares of KMI. The accompanying condensed consolidated financial statements combine the accounts and operations of KMI with those of the Company for all periods presented. Accordingly, all prior periods presented have been retroactively restated.

Due to the differing year ends of the Company and KMI, financial information for dissimilar fiscal years has been combined for the Company's fiscal year 1996 and 1995. KMI's results of operations for its fiscal years ended December 31, 1996 and 1995 were combined with the Company's results of operations for the fiscal years ended June 30, 1996 and 1995, respectively. Balance sheet information as of June 30, 1996 includes the financial position of KMI as of December 31, 1996 and the Company as of June 30, 1996.
Accordingly, KMI's results of operations for the six months ended December 31, 1996 (including revenue, operating income, and net income of $5.0 million, $167,000, and $117,000, respectively) were duplicated in the combined statements of operations for fiscal 1997 and 1996. Therefore, KMI's net income for one of the six month periods ended December 31, 1996, was eliminated from stockholders' equity.

Revenues and net income (loss) for each of the two previously separate companies for the period prior to the KMI acquisition are as follows:

                                                Three Months
                    Year Ended June 30,             Ended
                                                September 30,
                  1997      1996       1995     1997      1996

Net
Revenues:
   PAREXEL    $159,679   $88,006    $58,573      $51,211     $33,030
       KMI      10,676     9,355       8,520     3,059         2,214
              $170,355   $97,361     $67,093     $54,270      $35,244

Net Income
   (loss):
   PAREXEL     $10,848   $ 4,599     $10,630)   $  3,628      $ 1,936
       KMI         189        94         (41)        213           49
               $11,037   $ 4,693    ($10,671)    $  3,841     $ 1,985









Note 4 - Earnings per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is effective for the Company's current quarter and requires the restatement of all previously reported earnings per share data presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the Company's net income.

                                       Three              Six
                                      months            months
                                       ended             ended
                                      December          December
                                       31,              31,
                                       1997    1996      1997    1996

Basic Earnings Per Common Share
Computation

Net Income attributable to common
shares                                $1,362  $2,341    $5,203  $4,326

     Weighted average common shares
                       outstanding:
   Shares attributable to common
stock outstanding                     20,704  17,985    20,628  17,623

Earnings per common share - basic      $0.07   $0.13     $0.25   $0.25



Diluted Earnings Per Common Share
Computation

Net Income attributable to common
shares                                $1,362  $2,341    $5,203  $4,326

       Weighted average common shares
                         outstanding:
a. Shares attributable to common
stock outstanding                     20,704  17,985    20,628  17,623
b. Shares attributable to common
stock options
pursuant to SFAS 128, paragraph 17       484     565       520     546
Total weighted average common shares
outstanding                           21,188  18,550    21,148  18,169

Earnings per common share - diluted    $0.06   $0.13     $0.25   $0.24


All share and per share data have been restated to reflect the February 1997 two-for-one stock split, in the form of a 100% stock dividend.

Note 5 - Stock Plans

In November 1997, the stockholders of the Company approved an amendment to the Company's 1995 Stock Plan (the "1995 Plan"). In connection therewith, the Company terminated the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") and transferred all remaining shares under the Director Plan to the 1995 Plan, without increasing the aggregate number of shares available for grant under all of the Company's stock option plans. The amendment also provides for the annual formula grant of options to purchase up to 15,000 shares of common stock of the Company to non-employee directors dependent upon the attendance by such non-employee directors at meetings of the Board of Directors and committees thereof.

Item 2.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations

As described in Note 3 to the Condensed Consolidated Financial
Statements, in December 1997, the Company consummated its acquisition of Kemper-Masterson, Inc. ("KMI") in a business combination accounted for as a pooling of interests. All financial data in this discussion and analysis is reported as though the companies were combined for all periods.

The information set forth and discussed below for the three months and six months ended December 31, 1997, is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

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

Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug.

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

Results of Operations

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net revenue increased by $18.7 million, or 46.8%, from $39.9 million for the three months ended December 31, 1996, to $58.6 million for the three months ended December 31, 1997. This net revenue growth was primarily attributable to an increase in the volume and average contract value of clinical research projects serviced by the Company. For the three months ended December 31, 1997, net revenue from North American and European operations increased by $15.0 million and $3.4 million, respectively, over the corresponding prior year period. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $11.8 million, or 43.2%, from $27.2 million for the three months ended December 31, 1996, to $39.0 million for the three months ended December 31, 1997. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 68.1% for the three months ended December 31, 1996, to 66.5% for the three months ended December 31, 1997.

Selling, general and administrative expenses increased by $3.4 million, or 39.9%, from $8.4 million for the three months ended December 31, 1996, to $11.8 million for the three months December 31, 1997. This increase was primarily due to increased administrative personnel, hiring, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased slightly from 21.1% for the three months ended December 31, 1996, to 20.1% for the three months ended December 31, 1997.

Depreciation and amortization expense increased by $1.4 million, or 134.2%, from $1.1 million for the three months ended December 31, 1996, to $2.5 million for the three months ended December 31, 1997. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the three months ended December 31, 1997, includes a $4.1 million primarily noncash, acquisition-related charge recorded by KMI, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements of the Company. Income from operations, excluding the impact of the acquisition charge, increased $2.1 million, or 66.4%, from $3.2 million for the three months ended December 31, 1996, to $5.4 million for the three months ended December 31, 1997.

Other income, net increased by $412,000 from $412,000 for the three months ended December 31, 1996, to $824,000 for the three months ended December 31, 1997. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's December
1996 public offering.

The Company's effective income tax rate was 35.0% for the three months ended December 31, 1997, compared to 35.7% for the three months ended December 31, 1996. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.

Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996

Net revenue increased by $37.7 million, or 50.2%, from $75.2 million for the six months ended December 31, 1996 to $112.9 million for the six months ended December 31, 1997. This net revenue growth was primarily attributable to an increase in the volume and average contract value of clinical research projects serviced by the Company. For the six months ended December 31, 1997, net revenue from North American and European operations increased $29.2 million and $7.6 million, respectively, over the prior year period. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $23.8 million, or 46.4%, from $51.4 million for the six months ended December 31, 1996, to $75.3 million for the six months ended December 31, 1997. This increase in direct costs was due to the increase in the number of project-related personnel, hiring, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 68.4% for the six months ended December 31, 1996, to 66.7% for the six months ended December 31, 1997.

Selling, general and administrative expenses increased by $7.0 million, or 44.8%, from $15.7 million for the six months ended December 31, 1996, to $22.8 million for the six months ended December 31, 1997. This increase was primarily due to increased administrative personnel, hiring and facilities costs, in line with management's objective of increasing infrastructure to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue decreased slightly from 20.9% for the six months ended December 31, 1996 to 20.2% for the six months ended December 31, 1997.

Depreciation and amortization expense increased by $2.5 million, or 123.5%, from $2.0 million for the six months ended December 31, 1996 to $4.5 million for the six months ended December 31, 1997. The increase is primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel.

Income from operations for the six months ended December 31, 1997, includes a $4.1 million primarily noncash, acquisition-related charge recorded by KMI, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements of the Company. Income from operations, excluding the impact of the acquisition charge, increased $4.3 million, or 72.1%, from $6.0 million for the six months ended December 31, 1996, to $10.3 million for the six months ended December 31, 1997.

Other income, net increased by approximately $1.0 million from $782,000 for the six months ended December 31, 1996, to $1.8 million for the six months ended December 31, 1997. This increase resulted from higher average balances of cash, cash equivalents and marketable securities due primarily to proceeds from the Company's December 1996 public offering.

The Company's effective income tax rate was 35.0% for the six months ended December 31, 1997, compared to 36.2% for the six months ended December 31, 1996. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income on securities held by the Company.


Liquidity and Capital Resources

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, in some cases on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. As a result, the number of days revenue outstanding in accounts receivable, net of advance billings and the related dollar values of these accounts, can vary due to the achievement of contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, was 47 days at December 31, 1997, compared to 48 days at June 30, 1997. The decrease in days revenue outstanding from June 30, 1997, to September 30, 1997, was primarily due to the timing of the achievement of project milestones and related billings, partially offset by an increase in advance billings. Accounts receivable, net of the allowance for doubtful accounts, increased from $66.1 million at June 30, 1997, to $85.1 million at December 31, 1997. Advance billings increased from $33.4 million at June 30, 1997, to $45.3 million at December 31, 1997, due to accounts billed to clients in advance of revenue earned.

Unrestricted cash and cash equivalents increased by $18.5 million during the six months ended December 31, 1997, as a result of $17.5 million and $1.5 million in cash provided by investing and financing activities, respectively, partially offset by $592,000 in cash used by operating activities.

Net cash used by operating activities resulted from increases in accounts receivable and other current assets of $19.7 million and $1.7 million, respectively, and decreases in accounts payable and other currents liabilities of $1.7 million and $2.8 million, respectively, nearly offset by net income, excluding noncash expenses, of $13.8 million and an increase in advance billings of $12.5 million.

Cash provided by investing activities consisted primarily of net proceeds from sales of marketable securities of $31.6 million, partially offset by capital expenditures of $12.7 million related to facility expansion and investments in information technology.

Financing activities consisted primarily of net proceeds from the exercise of stock options of $2.3 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $14.5 million and a capital lease line of credit with a U.S. bank for $2.4 million. At December 31, 1997, the Company had approximately $15.9 million in available credit under these arrangements.

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

YEAR 2000

The Company recognizes that it must ensure that its services and operations will not be adversely affected by Year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications with two-year digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. The Company is in the process of replacing many of its business and computer operating systems with software which, when upgraded, are Year 2000 compatible. The Company is planning to complete all necessary Year 2000 upgrades of its major systems and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements.
Both statements are effective for the Company for fiscal 1999.
In November 1997, the Emerging Issues Task Force (EITF) reached a consensus on issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation" (EITF 97-13) that the costs of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. The consensus also applies to the costs of business process reengineering activities conducted in conjunction with a project to acquire, develop, or implement internal-use software. The transition provisions of EITF 97-13 require unamortized previously capitalized costs for business process reengineering activities to be written off in the Company's fiscal quarter ending December 31, 1997 and reported as a cumulative effect of a change in accounting principle. The Company has assessed the impact of EITF 97-13 and accordingly, has charged an immaterial amount to the results of operations for the three months ended December 31, 1997.

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


Dependence on Certain Industries and Clients

The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1997 and the three months ended December 31, 1997, the Company's top five clients accounted for 39% and 37%, respectively, of the Company's consolidated net revenue. In fiscal 1997, no single customer accounted for more than 10% of the Company's consolidated net revenue; however, one client accounted for 12% and 14% of consolidated net revenue for the three months and the six months ended December 31, 1997, respectively. The loss of business from a significant client could have a material adverse effect on the Company.


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

The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the third largest full-service CRO in the world, comparable annualized on annual net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., IBAH, Inc., Pharmaceutical Product Development, Inc. and ClinTrials Research, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well pharmaceutical companies outsourcing to a fewer number of preferred CROs has led to heightened competition for CRO contracts.


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


Adverse Effect of Exchange Rate Fluctuations

Approximately 33% and 29% of the Company's net revenue for fiscal 1997 and the six months ended December 31, 1997, respectively, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.


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

Part II.  Other Information

Item 2.        Changes in Securities and Use of Proceeds

             (a)  Not applicable.

             (b)  Not applicable.

          (c) On December 1, 1997, the Company acquired all of the outstanding capital stock Kemper-Masterson, Inc., a Massachusetts corporation ("KMI"). As consideration for the transaction, the Company issued to the former KMI stockholders 581,817 shares of the Company's Common Stock ("the Shares"). The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in
Section 4(2) thereof. In connection with this issuance, the KMI Stockholders made certain representations to the Company as to their investment intent and possessed a sufficient level of sophistication and access to information. The Shares are subject to restrictions on transfer absent registration under the Act. Of these Shares, 290,909 were registered under the Act in January 1998 on Form S-3. The Company expects to register the remaining 290,908 Shares under the Act in July 1998.

          (d)  Not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

          (a)  On November 13, 1997, the Company held its 1997
          Annual Meeting of Stockholders.

          (b)  Not applicable.

          (c) At the meeting, the stockholders of the Company voted:
               (1) to elect the following persons to serve as Class II directors, to serve for a three-year term (until the Annual Meeting of Stockholders in 2000). The votes cast were as follows:

                                            FOR         WITHHELD
               James A. Saalfield         17,747,486    53,971
               Serge Okun                 17,746,962    54,495

               (2)  to approve an amendment to the Company's 1995 Stock
               Plan

                    (a) in connection with the termination of the Non-Employee Director Stock Option Plan (the "Director Plan"), to transfer all remaining shares available for grant under the Director Plan to the 1995 Stock Plan, without increasing the aggregate number of shares available for grant under all of the Company's stock option plans, and

                    (b) to provide for an annual formula grant to non-employee directors of an option to purchase up to 15,000 shares of Common Stock, such grant being dependant upon the attendance by such non-employee director at meetings of the Board of Directors and committees thereof, and

                    (c) to provide for the limited transferability of stock options granted under the 1995 plan.

                     The votes cast were as follows:

 For             Against           Abstain        Non-Votes
17,040,713       671,205            6,083          83,456

          (3) to ratify the selection of Price Waterhouse LLP as independent auditors for the fiscal year ending
               June 30, 1998.  The votes cast were as follows:

     For                          Against                 Abstain

     17,709,250                   4,963                   3,788

          (d)  Not applicable.


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27--Financial Data Schedule

          (b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated
          October 23, 1997 reporting financial results for the three months ended September 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 6th day of February, 1998.


                         PAREXEL International Corporation


                         By:  /s/   Josef H. von Rickenbach

                               Josef H. von Rickenbach
                               President, Chief Executive
                               Officer and Chairman




                         By:  /s/   William T. Sobo, Jr.
                              William T. Sobo, Jr.
                              Senior Vice President,
                              Chief Financial Officer

Exhibit No.         Description

 27   Financial Data Schedule