Form 10-Q
period 1998-03-31
PAREXEL INTERNATIONAL CORP
filed 1998-05-14
CIK 799729

57

                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1998

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

                         (781) 487-9900
           (Registrant's telephone number, including area code)

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

            As of May 11, 1998, there were  shares of 24,584,452
        PAREXEL International Corporation common stock outstanding.


                     PAREXEL INTERNATIONAL CORPORATION

                                   INDEX
                                                             Page

Part I.      Financial Information

  Item I.        Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                 March 31, 1998 and June 30, 1997              3

                 Condensed Consolidated Statements of
                 Operations - Three months ended March 31,
                 1998 and 1997; Nine months ended March
                 31, 1998 and 1997                             4

                 Condensed Consolidated Statements of Cash
                 Flows- Nine months ended March 31, 1998
                 and 1997                                      5

                 Notes to Condensed Consolidated Financial
                 Statements                                    6

  Item II.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   10

Risk Factors                                                  19

Part II.  Other Information

  Item 2.        Changes in Securities and Use of Proceeds    25
  Item 6.        Exhibits and Reports on Form 8-K             25

Signatures                                                    27




Part I.  Financial Information
Item 1 - Financial Statements

                     PAREXEL INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                  (Unaudited)
                                                   March 31,   June 30,
                  ASSETS                             1998        1997
Current assets:
 Cash and cash equivalents:
   Unrestricted                                     $ 54,628   $ 36,626
   Restricted                                          1,663      1,967
 Marketable securities                                32,164     67,713
 Accounts receivable, net                            102,103     82,827
 Other current assets                                 18,014     15,260
      Total current assets                           208,572    204,393

Property and equipment, net                           44,115     33,508
Other assets                                           6,908      2,643
                                                    $259,595   $240,544
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt               $    989   $  2,236
 Accounts payable                                     10,393     10,425
 Advance billings                                     54,634     46,170
 Other current liabilities                            28,230     31,431
     Total current liabilities                        94,246     90,262

Long-term debt                                            24        136
Other liabilities                                      1,950      2,565
     Total liabilities                                96,220     92,963

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
  authorized: 5,000,000, none issued                      --         --
Common stock - $0.01 par value; shares
  authorized:  50,000,000 at March 31, 1998
  and June 30, 1997; shares  issued:
  24,606,767 at  March 31, 1998 and
  24,139,324  at June 30, 1997; shares
  outstanding:  24,577,355 at March 31, 1998
  and 24,109,912 at June 30, 1997                        246        241
Additional paid-in capital and other
  stockholders' equity                               148,620    135,838
 Retained earnings                                    14,509     11,502
     Total stockholders' equity                      163,375    147,581
                                                    $259,595   $240,544
         See notes to condensed consolidated financial statements.



                     PAREXEL INTERNATIONAL CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (in thousands, except per share data)

                                  Three months ended    Nine months ended
                                      March 31,             March 31,
                                   1998       1997       1998       1997
 Revenue                         $96,728     $72,773   $268,472    $192,920
 Reimbursed costs                (23,661)    (19,189)   (64,423)    (48,947)

 Net revenue                      73,067      53,584    204,049     143,973

 Costs and expenses:
   Direct costs                   47,364      35,243    132,925      95,710
   Selling, general and
   administrative                 16,743      11,702     44,054      31,418
   Depreciation and
   amortization                    5,241       2,013     11,038       5,144
   Acquisition-related charges     6,173          --     10,273          --

                                  75,521      48,958    198,290     132,272

 Income (loss) from operations    (2,454)      4,626      5,759      11,701

 Other income, net                   905       1,379      2,944       2,661

 Income (loss) before
   provision for income taxes     (1,549)      6,005      8,703      14,362
 Provision for income taxes          817       2,360      4,827       5,665

 Net income(loss)                $(2,366)    $ 3,645   $  3,876    $  8,697

 Earnings (loss) per common
 share:
   Basic                         $ (0.10)     $ 0.16      $ 0.16     $ 0.41
   Diluted                       $ (0.10)     $ 0.15      $ 0.16     $ 0.40

 Shares used in computing
 earnings (loss) per common
 share:
   Basic                          24,114      23,168      23,846     21,052
   Diluted                        24,114      23,830      24,776     21,633

         See notes to condensed consolidated financial statements.


                     PAREXEL INTERNATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                       Nine months ended
                                                         March 31,
Cash flows from operating activities:                  1998        1997
  Net income                                         $ 3,876     $  8,697
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                     11,038        5,144
    Acquisition-related charges                       10,273          --
    Change in operating assets and liabilities,
      net of effects from acquisitions               (20,818)      (6,994)

Net cash provided by operating activities              4,369        6,847

Cash flows from investing activities:
  Purchase of marketable securities                  (90,217)     (77,268)
  Proceeds from sale of marketable securities         124,803      74,436
  Cash related to acquisition activities                   33         781
  Other investing activities                           (1,410)        --
  Purchase of plant and equipment                     (22,358)    (16,027)

  Net cash provided (used) by investing
   Activities                                          10,851     (18,078)

Cash flows from financing activities:
  Proceeds from issuance of common stock                4,453      61,052
  Net borrowings (repayments) under line of credit       (497)        239
  Proceeds from long-term debt                            --          233
  Repayments of long-term debt                           (386)     (3,243)
  Dividends paid by acquired companies                 (1,289)        --

Net cash provided by financing activities               2,281      58,281

Elimination of net cash activities of acquired
  Companies                                               672         (21)
Effect of exchange rate changes on unrestricted
  cash and cash equivalents                              (171)     (1,572)

Net increase in unrestricted cash and cash
  Equivalents                                          18,002      45,457

Unrestricted cash and cash equivalents at
  beginning of period                                  36,626      21,875

Unrestricted cash and cash equivalents at end of
  Period                                              $54,628    $ 67,332

         See notes to condensed consolidated financial statements.




                     PAREXEL INTERNATIONAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Prospectus on Form S-3, dated January 27, 1998.

The Company's stock is currently quoted on the NASDAQ National Market under the symbol "PRXL."

Note 2 - Acquisitions

In December, 1997, the Company acquired Kemper-Masterson, Inc. ("KMI), a leading regulatory consulting firm based in Massachusetts in a business combination accounted for as a pooling of interests. The Company issued 581,817 shares of common stock in exchange for all of the outstanding shares of KMI. The Company's historical consolidated financial statements have been retroactively restated to include the financial position and results of operations of KMI for all periods prior to the date of acquisition.

In March, 1998, the Company acquired, in separate transactions, PPS Europe Limited ("PPS"), a leading marketing and clinical communications firm, based in the U.K., servicing the international pharmaceutical industry based in the U.K. and MIRAI B.V. ("MIRAI"), a full service, pan-European contract research organization based in the Netherlands. The Company issued 2,774,813 shares of common stock in exchange for all of the outstanding ordinary shares of PPS and 134,995 common stock options in exchange for all of the outstanding ordinary share options of PPS based on the exchange ratio for the acquisition. The Company issued 682,345 shares of common stock in exchange for all of the outstanding shares of MIRAI. Both acquisitions were accounted for as poolings of interests and, accordingly, the Company's historical consolidated financial statements have been retroactively restated to include the financial position and results of operations of PPS and MIRAI for all periods prior to the date of the acquisitions.

Also in March, 1998, the Company acquired, in separate transactions, Genesis Pharma Strategies Limited ("Genesis"), a physician-focused marketing and clinical communications firm servicing the international pharmaceutical industry and LOGOS GmbH ("LOGOS"), a provider of regulatory services to pharmaceutical manufacturers. The Company issued 91,667 and 93,152 shares of common stock in exchange for all of the outstanding capital stock of Genesis and LOGOS, respectively. Both acquisitions were accounted for as poolings of interests. The aggregate historical results of operations and financial position of Genesis and LOGOS are not material, individually or in aggregate, to the Company's historical financial statements. Therefore, prior period amounts have not been retroactively restated and results of operations of Genesis and LOGOS have been included in the consolidated results since acquisition. Pro forma results of operations of the Company, assuming the above acquisitions were recorded at the beginning of each period presented would not be materially different from actual results presented.

Due to the differing fiscal year ends of PPS (November 30) and MIRAI (December 31), financial information for dissimilar fiscal years has been combined with the consolidated accounts of the Company for periods prior to the date of acquisition. The consolidated statement of operations for fiscal 1997 combines the Company's results of operations for the year ended June 30, 1997 with the results of operations of PPS and MIRAI for their respective fiscal years ended November 30 and December 31, 1997. Likewise, the consolidated statement of operations of the Company for the nine months ended March 31, 1997 includes the results of operations of PPS and MIRAI for the nine months ended August 31 and September 30, 1997, respectively. Effective in March 1998, the Company changed the fiscal year end of PPS from November 30 to May 31 and the fiscal year end of MIRAI from December 31 to June 30. As such, the statement of operations for the nine months ended March 31, 1998 combines the results of operations of the Company for the nine months ended March 31, 1998 and the results of operations of PPS and MIRAI for the nine months ended February 28 and March 31, 1998, respectively. As a result of conforming fiscal year ends of the acquired companies, the results of operations of PPS and MIRAI for the three months ended August 31 and September 30, 1997, respectively, are repeated in the combined statement of operations.
The following represents the repeated amounts included in both the results of operations for the nine months ended March 31, 1998 and 1997 (in thousands). The repeated net income amounts have been eliminated from stockholders' equity.

                                  PPS        MIRAI      TOTAL
         Net revenue             $6,518      $2,204    $8,722
         Operating income          691         186        877
         Net income                336         162        498

Revenue and net income for the previously separate companies are as follows (in thousands):

                          Year ended June 30,      Six months ended
                                                     December 31,
                            1997       1996        1997        1996
     Net revenue
      PAREXEL             $159,679    $ 88,006   $106,363     $ 70,199
      KMI                   10,676       9,355      6,523        4,965
      PPS                   24,881      18,522     13,205       11,677
      MIRAI                  8,440       9,170      4,891        3,548
                          $203,676    $125,053   $130,982     $ 90,389
     Net income
      PAREXEL              $10,848      $4,599     $4,478       $4,209
      KMI                      189          94        725          117
      PPS                    1,201       1,721        697          501
      MIRAI                    565         242        342          225
                           $12,803      $6,656     $6,242       $5,052

Note 3 - Acquisition-related and Other Charges

In connection with the acquisition of KMI during the second fiscal quarter of 1998, the Company incurred charges totaling $4.1 million, primarily related to noncash compensation expense recorded at the acquisition date attributable to incentive stock options previously granted to certain KMI key employees. These options contained formula-value repurchase terms which required periodic revaluation of the compensation expense over the vesting period of the options. These options fully vested upon the acquisition and no future compensation expense will be recorded.

In connection with the several acquisitions during the third fiscal quarter ended March 31, 1998, the Company incurred acquisition-related charges totaling $6.2 million. These charges are comprised of legal, accounting, and transaction fees pertaining to the acquisition, as well as noncash compensation charges related to employee stock options previously granted by PPS, and an accelerated compensation payment to a PPS executive pursuant to a pre-existing employment agreement.

In addition, the Company recorded a $1.6 million provision during the fiscal quarter ended March 31, 1998, to increase the accounts receivable reserves of PPS and MIRAI to conform reserve estimates with company policy which has been reflected in selling, general and administrative expense in the accompanying consolidated statement of operations. In addition, the Company recorded a $1.7 million charge to depreciation and amortization expense resulting from a change in estimate of the remaining service lives of certain computer equipment arising from integration activities associated with acquisitions and a company-wide program implemented to upgrade and standardize its information technology platform. The aggregate effect of these changes in estimates was an increase in operating expenses of $3.3 million and a decrease in both basic and diluted earnings per share of $0.09 for the nine months ended March 31, 1998.

Note 4 - Earnings per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                           Three            Nine
                                          months           months
                                           ended            ended
                                           March            March
                                            31,              31,
                                           1998     1997    1998     1997
Net income (loss) attributable to
 Common shares                           $(2,366)  $3,645   $3,876   $8,697

Basic Earnings (Loss) Per Common Share
 Computation:
Weighted Average common shares
 Outstanding                              24,114   23,168   23,846   21,052
Basic earnings (loss) per common
 Share                                    $(0.10)   $0.16    $0.16    $0.41

Diluted Earnings (Loss) Per Common Share
 Computation:
          Weighted average common shares
                            outstanding:
A. Shares attributable to common
    Stock outstanding                     24,114   23,168   23,846   21,052
B. Shares attributable to common
    Stock options                              --     662      930      581
                                          24,114   23,830   24,776   21,633
Diluted earnings (loss) per
 Common share                             $(0.10)   $0.15    $0.16    $0.40
Item II.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.


Overview

The Company is a leading contract research and medical marketing organization providing a broad range of knowledge-based product development and product launch services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients quickly obtain the necessary regulatory approvals of their products and, ultimately, optimize the market penetration of those products. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services.

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

As is customary in the industry, the Company routinely subcontracts with third party investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These and other reimbursable costs, which vary from contract to contract, are paid by the client and, in accordance with industry practice, are included in revenue. Reimbursed costs vary from contract to contract. Accordingly, the Company views net revenue, which consists of revenue less reimbursed costs, as its primary measure of revenue growth.

Direct costs primarily consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed and allocated facilities and information systems costs. Selling, general and administrative expenses primarily consist of compensation and related fringe benefits for selling and administrative employees, professional services and advertising costs, as well as allocated costs related to facilities and information systems.


Results of Operations

Impact of Acquisition-related and Other Charges

In December 1997, the Company consummated its acquisition of Kemper-Masterson, Inc. ("KMI") and in March 1998, the Company acquired, in separate transactions, PPS Europe Limited ("PPS")and Genesis Pharma Strategies Limited ("Genesis"), MIRAI B.V. ("MIRAI") and LOGOS GmbH ("LOGOS") in business combinations accounted for as poolings of interests. As described in Note 3 to the Condensed Consolidated Financial Statements, the Company's results of operations for the three and nine months ended March 31, 1998 were significantly impacted by certain acquisitions-related and other charges.

These charges included $4.1 million and $6.2 million recorded in the second and third fiscal quarters, respectively, consisting of legal, accounting and transaction fees pertaining to the acquisitions, noncash compensation expense related to employee stock options previously granted by KMI and PPS, an accelerated compensation payment to a PPS executive pursuant to a pre-existing employment agreement.

In addition to these transaction-specific costs, the Company also recorded a $1.6 million provision to increase accounts receivable reserves of PPS and MIRAI to conform such estimates with the Company's policy, and a $1.7 million charge resulting from a change in estimate of the remaining service lives of certain computer equipment arising from integration activities and a company-wide program to upgrade and standardize its information technology platform.
The following tables represent the effect of such charges for the three and nine-month comparative periods ended March 31, 1998 and 1997 (in thousands):

                                  1997       1998       Fiscal       1998
                                   as       before       1998         as
                                reported    charges    charges     reported
 Three months ended March 31,
 Net revenue                      $53,584    $73,067   $    --     $73,067

 Direct costs                      35,243     47,364        --      47,364
 SG&A                              11,702     15,133     1,610      16,743
 Depreciation & amortization        2,013      3,557     1,684       5,241
 Acquisition-related charges           --         --     6,173       6,173
   Total costs                     48,958     66,054     9,467      75,521

 Income(loss)from operations      $ 4,626    $ 7,013               $(2,454)
 Percent of net revenue            8.6%       9.6%

 Nine months ended March 31,

 Net revenue                     $143,973   $204,049    $    --   $204,049

 Direct costs                      95,710    132,925         --    132,925
 SG&A                              31,418     42,444     1,610      44,054
 Depreciation & amortization        5,144      9,354     1,684      11,038
 Acquisition-related charges           --         --    10,273      10,273
   Total costs                    132,272    184,723    13,567     198,290

 Income(loss)from operations     $ 11,701   $ 19,326               $ 5,759
 Percent of net revenue            8.1%       9.5%


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

Net revenue increased by $19.5 million, or 36.4%, from $53.6 million for the three months ended March 31, 1997, to $73.1 million for the three months ended March 31, 1998. This net revenue growth was primarily attributable to an increase in the volume and average contract value of contract research projects serviced by the Company. For the three months ended March 31, 1998, net revenue from North American and European operations increased by $14.1 million and $5.4 million, respectively, over the corresponding prior year period. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $12.1 million, or 34.4%, from $35.2 million for the three months ended March 31, 1997, to $47.4 million for the three months ended March 31, 1998. This increase in direct costs was due to the increase in the number of project-related personnel, hiring expenses, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 65.8% for the three months ended March 31, 1997, to 64.8% for the three months ended March 31, 1998.

Selling, general and administrative expenses increased by $5.0 million, from $11.7 million for the three months ended March 31, 1997, to $16.7 million for the three months March 31, 1998. This increase was due to increased selling and administrative personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth and a noncash charge of $1.6 million recorded to increase the accounts receivable reserves of recently acquired businesses to conform reserve estimates to the Company"s policy. Excluding this $1.6 million adjustment, selling, general and administrative expenses were $15.1 million, an increase of 29.3% over the comparable prior year period. As a percentage of net revenue, selling, general and administrative expenses before the $1.6 million charge decreased from 21.8% for the three months ended March 31, 1997, to 20.7% for the three months ended March 31, 1998.

Depreciation and amortization expense increased by $3.2 million, from $2.0 million for the three months ended March 31, 1997, to $5.2 million for the three months ended March 31, 1998. The increase is due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel and a $1.7 million noncash charge to reflect a reduction in expected sersvice lives of certain computer equipment as a result of integration activities and the Company's program to upgrade and standardize its information technology platform. Excluding this charge, depreciation and amortization expense was $3.6 million, an increase of $1.5 million or 76.7% over the comparable period in the prior year.

Income from operations for the three months ended March 31, 1998, includes acquisition-related charges of $6.2 million (Note 3 of Notes to Condensed Consolidated Financial Statements), as well as the $1.6 million charge to selling general and administrative expenses (accounts receivable reserves) and the $1.7 million charge to depreciation expense discussed above. Excluding the impact of these charges, income from operations increased $2.4 million or 51.6% from $4.6 million (or 8.6% of net revenue) for the three months ended March 31, 1998, to $7.0 million (or 9.6% of net revenue) for the three months ended March 31, 1997.

Other income, net decreased by $474,000 from $1,379,000 for the three months ended March 31, 1997, to $905,000 for the three months ended March 31, 1998. This decrease resulted from lower average balances of cash, cash equivalents, and marketable securities due primarily to increased capital spending on computer equipment and facilities to support the increase in project-related and administrative personnel.

The Company had an income tax provision of $817,000 despite a pre-tax loss primarily due to certain non-deductible acquisition-related costs. Excluding the effect of such acquisition-related charges, the effective income tax rate for the three months ended March 31, 1998, would have been 35.0% compared to 35.7% for the three months ended March 31, 1997. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31,
1997

Net revenue increased by $60.1 million, or 41.7%, from $144.0 million for the nine months ended March 31, 1997, to $204.0 million for the nine months ended March 31, 1998. This net revenue growth was primarily attributable to an increase in the volume and average contract value of contract research projects serviced by the Company. For the nine months ended March 31, 1998, net revenue from North American, European and Asian operations increased by $43.3 million, $15.8 million and $1.0 million, respectively, over the prior year period. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $37.2 million, or 38.9%, from $95.7 million for the nine months ended March 31, 1997, to $132.9 million for the nine months ended March 31, 1998. This increase in direct costs was due to the increase in the number of project-related personnel, hiring expenses, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 66.5% for the nine months ended March 31, 1997, to 65.1% for the nine months ended March 31, 1998.

Selling, general and administrative expenses increased by $12.6 million, from $31.4 million for the nine months ended March 31, 1997, to $44.1 million for the nine months ended March 31, 1998. This increase was due to increased selling and administrative personnel, hiring and facilities costs, in line with increasing infrastructure to accommodate the Company's growth, and a noncash charge of $1.6 million recorded to increase the accounts receivable reserves of recently acquired businesses to conform reserve estimates to the Company's policies. Excluding this $1.6 million adjustment, selling, general and administrative expenses were $42.4 million, an increase of 35.1% over the comparable prior year period. As a percentage of net revenue, selling, general and administrative expenses before the $1.6 million charge decreased from 21.8% for the nine months ended March 31, 1997, to 20.8% for the nine months ended March 31, 1998.

Depreciation and amortization expense increased by $5.9 million, from $5.1 million for the nine months ended March 31, 1997 to $11.0 million for the nine months ended March 31, 1998. The increase is due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel and a $1.7 million noncash charge to reflect a reduction in expected service lives of certain computer equipment as a result of integration activities and the Company's program to upgrade and standardize its information technology platform. Excluding this charge, depreciation and amortization expense was $9.4 million, an increase of $4.2 million, or 81.8%, over the comparable period in the prior year.

Income from operations for the nine months ended March 31, 1998, includes acquisition-related charges of $10.3 million in aggregate, incurred during the second and third fiscal quarters of fiscal 1998 (Note 3 of Notes to Condensed Consolidated Financial Statements), as well as the $1.6 million charge to selling, general and administrative expenses (accounts receivable reserves) and $1.7 million of charges to depreciation incurred in the third quarter of fiscal 1998 as discussed above. Excluding the impact of all of these charges, income from operations increased $7.6 million, or 65.2%, from $11.7 million (or 8.1% of net revenue) for the nine months ended March 31, 1997 to $19.3 million (or 9.5% of net revenue) for the nine months ended March 31, 1998.

Other income, net increased by $283,000 from $2,661,000 for the nine months ended March 31, 1997, to $2,944,000 for the nine months ended March 31, 1998. This increase resulted from higher average balances of cash, cash equivalents and marketable securities.

The Company's effective tax rate was 55.5% for the nine months ended March 31, 1998. Excluding the effect of certain non-deductible acquisition-related charges, the effective income tax rate for the nine months ended March 31, 1998 would have been 35.0% compared to 39.4% for the nine months ended March 31, 1997. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.


Liquidity and Capital Resources

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required to be paid at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, was 44 days at March 31, 1998 compared to 42 days at June 30, 1998. The increase in days revenue outstanding from June 30, 1997 to March 31, 1997, was primarily due to the timing of certain project milestone billings and related payments, partially offset by an increase in advance billings. Accounts receivable, net of the allowance for doubtful accounts, increased from $82.8 million at June 30, 1997, to $102.1 million at March 31, 1998. Advance billings increased from $46.2 million at June 30, 1997, to $54.6 million at March 31, 1998.

Unrestricted cash and cash equivalents increased by $18.0 million during the nine months ended March 31, 1998, as a result of $4.4 million, $10.9 million, and $2.3 million in cash provided by operating activities, investing activities, and financing activities, respectively.

Net cash provided by operating activities of $4.4 million resulted from net income, excluding noncash expenses, of $25.2 million and an increase in advance billings of $8.3 million, partially offset by increases in accounts receivable and other current assets of $25.2 million and $3.4 million, respectively.

Net cash provided by investing activities of $10.9 million consisted primarily of net proceeds from sales of marketable securities of $34.6 million, partially offset by capital expenditures of $22.4 million related to facility expansions and investments in information technology.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $4.5 million, partially offset by dividends of $1.3 million paid by acquired companies prior to acquisition.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $16.0 million and a capital lease line of credit with a U.S. bank for $2.4 million. At March 31, 1998, the Company had approximately $17.8 million in available credit under these arrangements.

The Company's primary cash needs on both a short-term and long-term basis are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financings will be available on terms acceptable to the Company.

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


Loss or Delay of Large Contracts

Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that cost-containment and competitive pressures have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company.


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

Dependence on Certain Industries and Clients

The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1997 and for the nine months ended March 31, 1998 the Company's top five clients accounted for 39% and 37%, respectively, of the Company's consolidated net revenue. In fiscal 1997, no single customer accounted for more than 10% of the Company's consolidated net revenue; however, one client accounted for 12% and 14% of consolidated net revenue for the three months and the nine months ended March 31, 1998, respectively. The loss of business from a significant client could have a material adverse effect on the Company.


Management of Business Expansion; Need for Improved Systems; Assimilation of Foreign Operations

The Company's business and operations have recently experienced substantial expansion. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.


Risks Associated with Acquisitions

The Company has made a number of acquisitions and will continue to review future acquisition opportunities. In particular, the Company has recently made several acquisitions. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.


Dependence on Government Regulation

The Company's business depends on the comprehensive government regulation of the drug development process. In the United States, the general trend has been in the direction of continued or increased regulation, although the FDA recently announced regulatory changes intended to streamline the drug approval process. In Europe, the general trend has been toward coordination of common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. Japan also legislated GCP and legitimatized the use of contract research organizations in April 1997. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, as well as anticipated regulation, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company.


Competition; CRO Industry Consolidation

The Company primarily competes against in-house departments of pharmaceutical companies, other CROs, and, to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes favorably in these areas. There can be no assurance that the Company will be able to compete favorably in these areas.

The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the third largest full-service CRO in the world, based on comparable annualized net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development, Inc., IBAH, Inc. and ClinTrials Research, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well pharmaceutical companies outsourcing to a fewer number of preferred CROs has led to heightened competition for CRO contracts.


Potential Volatility of Stock Price

The market price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, prediction and forecasts of industry analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock. Because the Company's common stock currently trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings from, or a change in, analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price volatility.


Potential Adverse Impact of Health Care Reform

Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last several years, several comprehensive health care reform proposals were introduced in the US Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, health care reform may again be addressed by the US Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company.
Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

Many European governments have also reviewed or undertaken health care reform. For example, German health care reform legislation implemented in January 1993 contributed to an estimated 15% decline in German pharmaceutical industry sales in calendar 1993 and led several clients to cancel contracts with the Company. Subsequent to these events, in the third quarter of fiscal 1993, the Company restructured its German operations and incurred a restructuring charge of approximately $3.3 million. In addition, in the third quarter of fiscal 1995, the Company's results of operations were affected by a $11.3 million non-cash write-down due to the impairment of long-lived assets of PAREXEL GmbH, the Company's German subsidiary. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in Europe.


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


Adverse Effect of Exchange Rate Fluctuations

Approximately 43% and 39% of the Company's net revenue for fiscal 1997 and the nine months ended March 31, 1998, respectively, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.


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

Part II.  Other Information

Item 2.        Changes in Securities and Use of Proceeds

             (a)  Not applicable.

             (b)  Not applicable.

          (c) In March, 1998, the Company, in separate transactions, acquired all of the outstanding capital stock of PPS Europe Limited and its subsidiary Creative Communications Solutions, Ltd. (collectively, "PPS") and Genesis Pharma Strategies Limited ("Genesis"), MIRAI
               B.V. ("MIRAI") and LOGOS GmbH ("LOGOS"). As part of the transactions, the former stockholders of PPS, MIRAI and LOGOS received anaggregate of approximately 3,668,560 shares of Common stockof the Company ( the "Shares") in exchange for all of the outstanding capital stock of PPS, Genesis and MIRAI andLOGOS. The Shares were issued in reliance upon anexemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") set forth inSection 4(2) thereof and Rule 506 of Regulation D of theGeneral Rules and Regulations promulgated by the Securitiesand Exchange Commission("Regulation D"). The Company reasonably believes that there were less than 35 purchases of the Shares calculated in accordance with Rule 502(a) of Regulation D. In connection with the issuances of the Shares, the former stockholders of PPS, Genesis, MIRAI and LOGOS made certain representations to the Company as to their investment intent and possessed a sufficient level of sophistication and access to information. The Shares issued are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

          (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27--Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated January 27, 1998 reporting financial results for the three months ended December 31, 1997.

               The Company filed a Current Report on Form 8-K dated
               March 2,1998 announcing the acquisitions of, in separate transactions to be accounted for as poolings of interests, PPS, Genesis, MIRAI B.V., and LOGOS GmbH.

               The Company filed a Current Report on Form 8-K dated March 1, 1998 reporting the acquisition of PPS Europe Limited.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of May, 1998.


                         PAREXEL International Corporation


                         By:  /s/   Josef H. von Rickenbach
                               Josef H. von Rickenbach
                               President, Chief Executive Officer and
                               Chairman


                         By:  /s/   William T. Sobo, Jr.
                              William T. Sobo, Jr.
                              Senior Vice President, Chief Financial
                              Officer


Exhibit No.         Description

10.1                Agreement dated June 30, 1993 between Prof. Dr.
                    med. Werner M. Herrmann and PARAEXEL GmbH Independent Pharmaceutical Research Organization, as amended, as of April 1, 1997

10.2 Letter agreement effective as of July 1, 1997 between Prof. Dr. med. Werner M. Herrmann and the Company, as amended, as of April 1, 1998

10.3 Letter Agreement between A. Joseph Eagle and PPS Europe Limited dated as of April 17, 1997, as amended

27                  Financial Data Schedule



                                                               Exhibit 10.1


               AMENDMENT NO.  2  TO THE FREELANCE AGREEMENT
                                  BETWEEN
                     PROF. DR. MED. WERNER M. HERRMANN
     AND PAREXEL GmbH INDEPENDENT PHARMACEUTICAL RESEARCH ORGANIZATION

     This Amendment No.   2 , effective April 1, 1998, is an Amendment to
the Freelance Agreement between Prof. Dr. med. Werner M. Herrmann (the "Manager") and PAREXEL GmbH Independent Pharmaceutical Research
Organization ("PAREXEL") dated June 30, 1993 and amended effective July 1, 1997 (the "Agreement").

      WHEREAS, PAREXEL and the Manager wish to amend the Agreement in order to adjust Manager's salary to reflect Manager's transition to full time employment;

      NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

Section 2, Paragraph 1 shall be deleted in its entirety and replaced with the following:

   `Prof. Dr. Herrmann will receive a fee of DM 300 per hour for a maximum of four hundred and eighty (480) hours per year. This rate will be reviewed annually by the Chairman of PAREXEL International within the first three (3) months of each fiscal year and adjusted, if appropriate.'

     All other terms and conditions set forth in the Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment effective the day and year first above-written.


PROF. DR. MED. WERNER M. HERRMANN

BY: /s/Werner M. Herrmann

PAREXEL GmbH
INDEPENDENT PHARMACEUTICAL RESEARCH ORGANIZATION

BY: /s/Josef von Rickenbach




                  AMENDMENT NO. 1 TO FREELANCE AGREEMENT

                                  between

PAREXEL GmbH
Independent Pharmaceutical Research Organization
Klinikum Westend, Haus 18
Spandauer Damm 130
14050 Berlin

represented by its sole shareholder
PAREXEL Unternehmensbeteiligung GmbH
("PAREXEL")

and

Prof. Dr. med. Werner M. Herrmann
Alt-Marienfielde 14
12278 Berlin

("Prof. Dr. Hermann")

Reference is made to the Freelance Agreement dated as of June 30, 1993 between PAREXEL Prof. Dr. Hermann (the "Agreement"). The parties acknowledge and agree that the June 27, 1996 notice terminating the Agreement effective June 30, 1997 is hereby rescinded and that the Freelance Agreement should be amended to extend the term beyond June 30, 1997 and make certain other changes set forth below which shall be effective as of July 1, 1997. The parties agree as follows:

1. Section 1, Paragraph 3 of the Agreement shall be deleted in its entirety and replaced with the following:

     "Prof. Dr. Hermann is presently a member of the Board of Directors of PAREXEL International Corporation ("PAREXEL International") with a term expiring in November 1999 and will hold such office until his successor has been duly elected and qualified or until his earlier resignation or removal."

2.  Section 1, Paragraph 6 (Amendment)

     "Prof. Dr. Hermann is Senior Vice President, Worldwide Clinical Pharmacology, of PAREXEL International."

3.  Section 1, Paragraph 7 (Amendment)

     "Prof. Dr. Hermann is Worldwide Head of Clinical Pharmacology of PAREXEL International."

4. Section 2, Paragraph 1 shall be deleted in its entirety and replaced with the following:

     "Prof. Dr. Hermann will receive a fee of DM 300 per hour for a maximum of three hundred sixty (360) hours per year. This rate will be reviewed annually by the Chairman of PAREXEL International within the first three (3) months of each fiscal year and adjusted, if appropriate."

5. Section 2, Paragraph 7 shall be deleted in its entirety and replaced with the following:

     "Prof. Dr. Hermann should participate in the success of PAREXEL International and therefore will be eligible to participate in the Management Incentive Plan in accordance with the terms of such plan, as in effect at the time with an amount of 30% of his base compensation. Specific performance objectives will be mutually agreed upon and will remain in effect until they are revised."

6.  Section 3 shall be deleted and replaced with the following:

     "This contract will extend until June 30, 2001, at which point the contract will end without further notice. An earlier termination of the contract is not possible. The right to terminate for exceptional reasons is not affected."

PAREXEL


By: /s/Werner M. Herrmann
Prof. Dr. med. Werner M. Herrmann
Title: Director




                           Employment Agreement
                                  between

                 AFB Arzneimittelforschung GmbH in Berlin
         Europa-Center (Eingang Breitscheidplatz), 1000 Berlin 30

                        - in the following:  AFB -

                                    and

                Mr. Professor Dr. med. Werner M. Herrmann,
                 Specialist for Clinical Psycho-physiology
                       at Freie Universitat Berlin,
          Visiting Professor Dr. of Psychiatry and Member of the
      Voluntary Faculty, State University of New York at Stony Brook
                      (SUNY at Stony Brook), New York


                                 Section 1
                          Realm of Responsibility

     (1) Professor Dr. W.M. Herrmann as a Free Lancer of the AFB Arzneimittelforschung GmbH in Berlin is occupied with the scientific leadership of the company and its subsidiaries. He is obliged to co-ordinate with the second Managing Director of the AFB and the President of the shareholder of PAREXEL, who holds the majority (President and CEO).

     (2) Professor Dr. W.M. Herrmann is obliged to further improve his knowledge on what he is responsible for and to be informed of any new development in this realm.

     (3) Professor Dr. W.M. Herrmann is a member of the Board of Directors of Parexel International Corporation Boston, USA.

     (4) Professor Dr. W.M. Herrmann is Chief Scientific Officer of the Parexel International Corporation, Boston, and bears the responsibility for the scientific side of Parexel International's and its subsidiaries' doing.

     (5) Professor Dr. W.M. Herrmann is Chairman of the International Quality Management Committee.

     (6) Professor Dr. W.M. Herrmann is member of the European Executive Committee and is responsible for the realization of its decisions as far as they are drawn up in the minutes.

     (7) Professor Dr. W.M. Herrmann is responsible for the setting-up of the Institutional Review Board (IRB) for the Clinical Pharmacology and of the International Advisory Board (IAB) for the world-wide Clinical Research and supervises their function.

                                 Section 2
                               Compensation

     (1) Professor Dr. W.M. Herrmann will receive a fee of DM 450.00 per hour.

     (2) This fee is payable cashless at the end of the month after Professor Dr. W.M. Herrmann has given his invoice by Parexel International or by the subsidiary he had been working for. Professor Dr. W.M. Herrmann will name a banc account. If his work is submitted to the VAT, it will be restored by the company.

     (3) Professor Dr. W.M. Herrmann has to pay his taxes and social insurance fees himself.

     (4) Professor Dr. W.M. Herrmann has to effect an adequate health insurance.

     (5) The AFB confirms that there is an agreement of December 21, 1981 between Professor Dr. W.M. Herrmann and the GfA (Gessellsehaft fur Arzneimittelprufungen GmbH) concerning his Pension (attached as No. 2 and
3). The AFB reimburses Professor Dr. W.M. Herrmann for the cost of his life insurance/pension plan with Barmenia.

     (6) The agreement of November 11, 1991 between Professor Dr. W.M. Herrmann and the AFB concerning, in which the Barmenia life insurance has been pledged to Professor Dr. W.M. Herrmann for the case of insolvency, remains valid.

                                 Section 3
                         Duration of the Contract

     This contract is concluded for the period of April 1, 1991 through June 30, 1996.

                                 Section 4
                                 Expenses

     The AFB will reimburse Professor Dr. W.M. Herrmann for expenditures for business trips on the basis of the respective company policies.

                                 Section 5
                           Use of a Company Car

     The AFB makes a car of the kind of Ford Scorpio or comparable available to Professor Dr. W.M. Herrmann.

                                 Section 6
                        Working Time, working place

     (1) Professor Dr. W.M. Herrmann is free in the choice of the working time.

     (2) Professor Dr. W.M. Herrmann is free in the choice of his working place and instruments.

     (3) Professor Dr. W.M. Herrmann is obliged to join the meetings and conferences at AFB/ PAREXEL, GmbH, Berlin, at PAREXEL Ltd., London, and at PAREXEL International Corporation, Boston, if it is necessary for him to attend them.

                                 Section 7
                           Additional Employment

     (1) Professor Dr. W.M. Herrmann shall not during the term of this contract work as an advisor of any sort for a company which is a direct or an indirect competitor either of the AFB and its subsidiaries or of PAREXEL and its subsidiaries.

     (2) In case of breach of this obligation Professor Dr. W.M. Herrmann shall pay damages.

     (3) In the cases of paragraph 1 Professor Dr. W.M. Herrmann may work as an advisor with a written allowance of the AFB.

     (4) The AFB has regard for obligations of Professor Dr. W.M. Herrmann, which are due to his parttime job as a C-3 Professor Dr. for Clinical Psycho-Physiology at the Freie Universitat Berlin and to the Cooperation Contract between the Freie Universitat and AFB.

                                 Section 8
                              Duty of Secrecy

     (1) Both parties of the Contract realise that Professor Dr. W.M. Herrmann will come to know highly confidential informations during his work. He is obliged to handle them with special care.

     (2) Professor Dr. W.M. Herrmann shall not disclose to any third party any business matters - in particular business secrets - of the Company or any company related to the Company which may come to his knowledge during the course of his services and activities for the Company. The secrecy obligation survives on termination of this agreement and continues to be binding upon Professor Dr. W.M. Herrmann even after the end of this agreement.

     (3) In case of breach of this obligation Professor Dr. W.M. Herrmann shall pay damages.

                                 Section 9
                           Handling of Documents

     (1) Professor Dr. W.M. Herrmann is responsible to treat all business documents and personal notes which have been given to him by the company properly and to take care that no third party can gain knowledge of them. All such documents shall be handled over to the Company immediately upon termination of this contract without request.

     (2) This is also valid for all other documents (f.i. drafts and personal notes), which refer to business matters of the Company.

     (3) Professor Dr. W.M. Herrmann has no right whatsoever to retain these documents.

                                Section 10
                       Handing-over of the Contract

     Both parties of the contract confess the reception of a copy of this agreement both in English and in German. In case of controversies the German version is valid.

                                Section 11
                               Modifications

     (1)  Oral modifications of this agreement are not allowed.

     (2) Modifications of and supplements to this contract need to be in writing.

                                Section 12

                               Miscellaneous

     (1) If a part of this contract is or becomes legally invalid, the validity of the remaining provisos shall not thereby be affected. The contracting parties are obliged to replace the invalid provisos by a legally valid proviso which achieves or virtually achieves the purpose of the invalid proviso.

     (2) The laws of the Federal Republic of Germany shall govern this agreement. Venue for controversies arising from this agreement shall be Berlin.

BERLIN,

AFB
Arzneimittelforschung GmbH         Vertragspartner
in Berlin

/s/Josef von Rickenbach            /s/Werner M. Herrmann
Josef von Rickenbach               Prof. Dr. W.M. Herrmann


This contract is accessed by:

PAREXEL International Corporation


/s/Josef con Rickenbach
Josef von Rickenbach
President,
Chief Executive Officer



                                                               Exhibit 10.2

                  AMENDMENT NO. 1 TO THE EMPLOYMENT AGREEMENT
                                  BETWEEN
                     PROFESSOR DR. MED. W.M. HERRMANN
                                    AND
                     PAREXEL INTERNATIONAL CORPORATION


     This Amendment No. 1 , effective April 1, 1998, is an Amendment to the Employment Agreement between Professor Dr. med. W.M. Herrmann (the "Manager") and PAREXEL International Corporation ("PAREXEL") dated, July 1, 1997 (the "Agreement").

      WHEREAS, PAREXEL and the Manager wish to amend the Agreement in order to adjust Manager's salary to reflect Manager's transition to full time employment;

      NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

Section 2, Paragraph 1 shall be deleted in its entirety and replaced with the following:

   `The  Manager  will  receive an annual salary  of  $92,800.00.   Such
   salary covers any overtime work performed by the Manager. This salary will be reviewed annually by the Chairman of PAREXEL International within the first three (3) months of each fiscal year and adjusted, if appropriate.'

     All other terms and conditions set forth in the Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment effective the day and year first above-written.

PROFESSOR DR. MED. W.M. HERRMANN

BY: /s/Werner M. Herrmann

PAREXEL INTERNATIONAL CORPORATION
BY:  /s/Josef von Rickenbach



                           EMPLOYMENT AGREEMENT

                                  between

                     PAREXEL International Corporation

                (hereinafter referred to as the "Company")

                              195 West Street
                       Waltham, Massachusetts  02154

                                    and

                     Professor Dr. med. W.M. Herrmann

                (hereinafter referred to as the "Manager")

                                 Section 1

Appointment and Management Authorization

1.   Effective July 1, 1997, the Manager is appointed Senior Vice
     President, Clinical Pharmacology of the Company. As such, he will report directly to the CEO of the Company and will have the job responsibilities defined in a separate document.

2. The Manager shall dedicate his entire business efforts to the Company and its subsidiaries and will execute and be bound by the Company's Key Employee Confidentiality and Non-Competition Agreement (the "Key Employee Agreement"). The Key Employee Agreement is incorporated herein by reference.

3. The parties acknowledge the employment agreement between the Manager and PAREXEL GmbH Independent Pharmaceutical Research Organization.

                                 Section 2

Compensation

1. The Manager will receive a monthly gross salary of $5,800.00 payable at the end of each calendar month. Such salary covers any overtime work performed by the Manager.

2. The Manager will be eligible to receive an incentive bonus of up to 30% of his salary in accordance with the provisions of the Company's Management Incentive Plan.
                                 Section 3

Duration of the Contract, Termination

1. The term of this agreement is from July 1, 1997 through June 30, 2001, provided that the Company may terminate this agreement at any time without prior notice for cause, or in the event of a breach of this Agreement or the Key Employee Agreement by the Manager.

                                     4
Miscellaneous

1. Modifications of and supplements to this contract need to be in writing.

2. If a provision of this contract is or legally becomes invalid, the validity of the remaining provisions shall not thereby be affected. The contracting parties are obligated to replace the invalid provision by a legally valid provision which achieves, or virtually achieves, the purpose of the invalid provision.

3. This agreement is governed under the laws of the Commonwealth of Massachusetts.



PAREXEL INTERNATIONAL CORPORATION



     By:  /s/ Josef H. von Rickenbach
          Josef H. von Rickenbach
          Chairman, CEO



          /s/ Prof. Dr. med. W.M. Herrmann
          Prof. Dr. med. W.M. Herrmann


          May 12, 1997
          Date





                                                               EXHIBIT 10.3


Mr. A. Joseph Eagle
33 Park Crescent
Brighton
East Sussex
BN2 3HB

  Subject:    Modifications to your Employment Agreement

     This letter shall serve to notify you of the amendments to your Employment Agreement dated 17 April 1997, which shall become effective only upon the completion of the transaction with PAREXEL. All other terms and conditions shall remain in full force and effect. All references to specific clauses listed below pertain to the clauses in the above noted agreement. All references to PAREXEL shall refer to PAREXEL International Corporation.

     2.1 The Appointee agrees to act as Managing Director of the Company in lieu of Chief Executive.

          PAREXEL may require you to resign from the boards of all subsidiaries and as an executive officer from any associated of affiliated company which you agree to do without any form of compensation.

     2.2  The following shall serve as the new clause 2.2:

          The contract shall be of a fixed term for two (2) years commencing on 1 March 1998. The Agreement shall continue in force until terminated by the Company giving the Appointee not less than twelve calendar months notice prior, or by the Appointee giving to the Company not less than twelve calendar months prior notice, and no such notice shall be given before 1 March 1999.

     4.1 The Appointee shall also keep the Executive Committees and the Board of Directors of PAREXEL International Corporation informed as to his conduct of the business or affairs of the Company.

     5.1 The Company intends to keep its principal office during the term of the agreement in Worthing.

     5.2 If the Company moves its principal office more than 35 miles, the Company has the obligation to assist the Appointee in accordance with its relocation policy.

     8. The Appointee will be allowed to provide services tot he following companies during employment with the Company tot he extent that these services do not compete or interfere in any way with employment activities at the Company:

          Huelens Properties Limited and its subsidiaries.

          The Appointee will be allowed to act a as trustee for any trusts during employment with the Company to the extent that these activities do not compete or interfere with employment activities in any way at the Company.

     9.1 The Appointee shall also endeavor to comply where relevant with every rule of the Nasdaq and the U.S. Securities Exchange Commission.

     13.1 The Appointee shall receive a salary during his appointment of 130,000 pounds sterling per year effective from 1 March 1998.
          The salary shall be inclusive of any and all fees from serving as a Director in any associated or affiliated company. Starting on 1 July 1998 the Appointee shall be enrolled in PAREXEL's Management Incentive Plan, with terms and targets to be agreed with senior executives of PAREXEL. The maximum bonus pay out to the Appointee shall be forty (40%) percent of his salary depending upon his actual performance under the plan. The performance targets will be weighted approximately as follows: seventy-five (75%) percent based on the revenue and operating performance of the Contract Marketing Services Division of PAREXEL, and the remaining twenty-five (25%) percent based on the revenue and operating margins of PAREXEL as a whole.

     13.2 The Appointee's salary shall be reviewed from time to time in accordance with PAREXEL's policies.

     14.1 The Appointee shall be entitled to remain a member of the Company's Norwich Union money purchase pension scheme (or its successor) for which the Company makes a 9% salary contribution.

     16.1 The Appointee shall reimburse the company for the full trade-in value of the company car presently used by him upon his purchase of a new vehicle, which has been ordered by him at a local car dealership. Appointee shall be responsible for any sales, transfer tax or duty associated with this transaction.

          Starting in the next full calendar month following the receipt of the trade-in value from the Appointee and continuing during the course of this Agreement, the Company shall provide the Appointee with a monthly car allowance at the top rate afforded to PAREXEL's executives operating in the UK and the allowance shall be paid directly to him. In addition, the Company will be responsible for all costs included in running and maintaining this car including private mileage.

     18.1 In addition to public holidays, the Appointee shall be entitled to a maximum of 30 working days of paid holiday in each year from 1st January to 31st December to be taken at such time or times as agreed with PAREXEL. There shall be no further increases to holiday entitlements.

     21.1 The period of the post termination obligation shall be changed from six months to twelve months.

     Schedule 1: The revised Annual Rate of Salary in Column 1 shall be 130,000 pounds sterling with the Effective Date of Increase in column 2 to be changed to 1.3.98. There are no scheduled increases in salary planned at this time.

     Would you please sign below to confirm your acceptance of these amendments to your Employment Agreement and return a copy to Malcolm Hall.

                              Yours sincerely,


                              Greg Caswill
                              Finance Director

     I hereby agree to the above amendments to my Employment Agreement, and I further agree that none of these changes or amendments shall be considered an alteration to the terms and conditions of my employment with the Company.

ACCEPTED AND AGREED:


Signed: /s/A. Joseph Eagle    Date: 1 March 1998
     A. Joseph Eagle


Signed: /s/William T. Sobo, Jr.
        William T. Sobo, Jr.
        Chief Financial Officer
        PAREXEL International Corporation





                           EMPLOYMENT AGREEMENT

DATE:  17 April 1997

PARTIES: The Employer PPS EUROPE LIMITED whose registered office is situated at Wicker House, High Street, Worthing, West Sussex and `The Appointee' Joe Eagle of:

33 Park Crescent
Brighton
East Sussex
BN2 3HB

Operative Provisions:

1.   Interpretation

1.1 The headings and marginal headings to the clauses are for convenience only and have no legal effect.

1.2 Any reference in this Agreement to any Act or delegated legislation includes any statutory modification or re-enactment of it or the provision referred to.

1.3  In this Agreement:

     `ASSOCIATED COMPANY' means any company which for the time being is:

     a. a company having an ordinary share capital (as defined in Section 832 of the Income and Corporation Taxes Act 1988) of which not less than 25 per cent is owned directly or indirectly by the Company or its holding company applying the provisions of
          Section 838 of the Income and Corporation Taxes Act 1988 in the determination of ownership;

     b.   a holding company (as defined in section 736 of the Companies Act
          1985) of the Company; or

     c.   a subsidiary (as defined in section 736 of the Companies Act
          1989) of any such holding company

     `THE BOARD' means the Board of Directors of the Company and includes any committee of the Board duly appointed by it
     `COMPANY INVENTION' means any improvement, invention or discovery made by the Appointee which applying the provisions of section 39 of the Patents Act 1977 in the determination of ownership is, as between the parties, the property of the Company.
     `MANAGING DIRECTOR' means any person or persons jointly holding such office of the Company from time to time and includes any person(s) exercising substantially the functions of a managing director or chief executive officer of the Company
     `PENSION SCHEME' means the PPS Europe Limited Pension Scheme

2.   Appointment and Duration

2.1 The Company appoints the Appointee and the Appointee agrees to act as Chief Executive or in such other appointment as the Company may from time to time direct. The Appointee accepts that the Company may at its discretion require him to perform other reasonable and lawful duties or tasks not within the scope of his normal duties and the Appointee agrees to perform those duties or undertake tasks as if they were specifically required under this Agreement.

2.2 The appointment commenced on 1 January 1986 and shall continue (subject to earlier termination as provided in this Agreement) until terminated by the Company giving to the Appointee not less than twelve calendar months prior notice or by the Appointee giving to the Company not less than twelve calendar months prior notice.

2.3 The Company may from time to time appoint any other person or persons to act jointly with the Appointee in his appointment.

2.4 The Appointee warrants that by virtue of entering into this Agreement or the other agreements or arrangements made or to be made between the Company or any Associated Company he will not be in breach of any express or implied terms of any contract with or of any other obligation to any third party binding upon him.

3.   Duties of Appointee

3.1  The Appointee shall:

     3.1.1 Devote the whole of his time, attention and ability to the duties of his appointment;

     3.1.2 Faithfully and diligently perform those duties and exercise such powers consistent with them which are from time to time assigned to or vested in him;

     3.1.3     Obey all lawful and reasonable directions of the Board;

     3.1.4 Use his best endeavors to promote the interests of the Company and its Associated Companies

3.2 The Appointee shall (without further remuneration) if and for so long as the Company requires:

     3.2.1     Carry out duties on behalf of any Associated Company

     3.2.2 Act as an officer of any Associated Company or hold any other appointment or office as nominee or representative of the Company or any Associated Company;

     3.2.3 Carry out such duties and the duties attendant on any such appointment as if they were duties to be performed by him on behalf of the Company

4.   Reporting

4.1 The Appointee shall keep the PPS Europe Ltd Board informed (in writing if so requested) of his conduct of the business or affairs of the Company and its Associated Companies and provide such explanations as the Board may require.

5.   Place of Work

5.1. The Appointee shall perform his duties at the principal office of the Company or such other place of business of the Company or of any Associated Company as the Company requires whether inside or outside the United Kingdom but the Company shall not without his prior consent require him to go to or reside anywhere outside the United Kingdom except for occasional visits in the ordinary course of his duties.

5.2 The Appointee shall at all times reside within a radius of 35 miles from his place of work from time to time. If the Company shall change his place of work such that the Appointee has to relocate his residence to remain within that radius, the Company shall pay him his removal and other incidental expenses in accordance with its then current policy for relocation of executives.

6.   Inventions

6.1 If any time during his appointment the Appointee (whether alone or with any other person or persons) makes any invention, whether relating directly or indirectly to the business of the Company, the Appointee shall promptly disclose to the Company full details, including drawing and models, of such invention to enable the Company to determine whether it is a Company Invention. If the invention is not a Company Invention the Company shall treat all information disclosed to it by the Appointee as confidential information the property of the Appointee.

6.2 If the Invention is a Company Invention the Appointee shall hold it in trust for the Company, and at the request and expense of the Company do all things necessary or desirable to enable the Company, or its nominee, to obtain the benefit of the company Invention and to secure patent or other appropriate forms of protection for it throughout the World.

6.3 Decisions as to patenting and exploitation of any Company Invention shall be in the sole discretion of the Company.

6.4 The Appointee irrevocably appoints the Company to be his Attorney in his name and on his behalf to execute, sign and do all such instruments or things and generally to use the Appointee's name for the purpose of giving to the Company or its nominee the full benefit of the provisions of clause 6.2 and a certificate in writing signed by any Director or the Secretary of the Company, that any instrument or act falls within the authority hereby conferred, shall be conclusive evidence that such is the case so far as any third party is concerned.

7.   Copyright

7.1 The Appointee shall promptly disclose to the Company all copyright works originated conceived written or made by him alone or with others (except only those works originated conceived written or made by him wholly outside his normal working hours and wholly unconnected with his appointment) and shall until such rights shall be fully and absolutely vested in the Company hold them in trust for the Company.

7.2 The Appointee hereby assigns to the Company by way of future assignment all copyright and other proprietary rights if any for the full terms thereof throughout the World in respect of all copyright works originated, conceived, written or made by the Appointee (except only those works originated, conceived, written or made by the Appointee wholly outside his normal working hours and wholly unconnected with his appointment).

7.3 It is agreed that for the purpose of the proviso to s2(1) of the Registered Designs Act 1949 the covenants on the part of the Company in this Agreement shall as between the Company and the Appointee be treated as good consideration and the Company shall for the purpose of that Act be the proprietor of any design to which clause 7.2 applies.

7.4 The Appointee will at the request and expense of the Company do all things necessary or desirable to substantiate the rights of the Company under clauses 7.2 and 7.3.

8.   Conflict of Interest

8.1 During this Agreement the Appointee shall not (except as a representative or nominee of the Company or any Associated Company or otherwise with the prior consent in writing of the Board) be directly or indirectly engaged concerned or interested in any other business which:

     8.1.1 is wholly or partly in competition with business carried on by the Company or any Associated Companies or any of the foregoing by itself or themselves or in partnership common ownership or as a joint venture with any third party; or

     8.1.2 as regards any goods or services is a supplier to or customer of any such company;
            Provided that the Appointee may hold (directly or through nominees) any units of any authorised unit trust and up to five percent of the issued shares, debentures or other securities of any class of any company whose shares are listed on a Recognised Investment Exchange or in respect of which dealing takes place in The International Stock Exchange of the United Kingdom and Republic of Ireland or the Unlisted Securities Market or the Third Market. The prior written consent of the Board shall be required before the Appointee shall hold in excess of five percent of the issued shares, debentures or other securities of any class of any one such company.

8.2 Subject to any regulations from time to time issued by the Company which may apply to him, the Appointee shall not receive or obtain directly or indirectly any discount rebate commission or other inducement in respect of any sale or purchase of any goods or services effected or other business transacted (whether or not by him) by or on behalf of the Company or any Associated Company and if he (or any firm or company in which he is directly or indirectly engaged, concerned or interested) shall obtain any such discount rebate commission or inducement he shall immediately account to the Company for the amount received by him or the amount received by such firm or company. For the purpose of this clause the Appointee shall be deemed not to be engaged, concerned or interested in such a company as is referred to in the proviso to clause 8.1 and the requirement in that proviso for prior consent shall be ignored.

9.   Share Dealings

9.1 The Appointee shall endeavor to comply where relevant with every rule of law, every regulation of The International Stock Exchange of the United Kingdom and Republic of Ireland and every regulation of the Company from time to time in force in relation to dealings in shares, debentures or other securities of the Company or any Associated Company and unpublished price sensitive information affecting the shares, debentures or other securities of any other company. Provided always that in relation to overseas dealings the Appointee shall also endeavor to comply with all laws of the state and all regulations of the stock exchange, market or dealing system in which such dealings take place.

10.  Confidentiality

10.1 The Appointee shall not either during his appointment or at any time after its termination:

     10.1.1 disclose to any person or persons (except to those authorised by the company to know);

     10.1.2 use for his own purpose or for any purposes other than those of the Company;

     10.1.3 through any failure to exercise all due care and diligence cause any unauthorised disclosure of;
            any private confidential or secret information of the Company (including in particular lists or details of customers of the Company or relating to the working of any process or invention carried on or used by the Company or any Company Invention) or which he has obtained by virtue of his appointment or in respect of which the Company is bound by an obligation of confidence to a third party. These restrictions shall cease to apply to information or knowledge which may (otherwise than through the default of the Appointee) become available to the public generally.

10.2 The provisions of clause 10.1 shall apply mutatis mutandis in relation to the private, confidential or secret information of each Associated Company which the Appointee may have received or obtained during his appointment and the Appointee shall upon request enter into an enforceable agreement with any such company to the like effect.

10.3 All notes, memoranda, records and writing made by the Appointee relating to the business of the Company or its Associated Companies shall be and remain the property of the Company or Associated Company to whose business they relate and shall be delivered by him to the company to which they belong forthwith upon request.

11.  Statements

11.1 The Appointee shall not at any time make any untrue or misleading statement in relation to the Company or any Associated Company.

12.  Medical Examination

12.1 The Appointee shall, if so requested, at the expense of the Company submit bi-annually to a medical examination by a registered medical practitioner nominated by the Company and shall authorize such medical practitioner to disclose to and discuss with the Company's medical advisor the results of the examination and the matters which arise from it so that the Company's medical adviser can notify the Company of any matters he considers might impair the Appointee from properly discharging his duties.

13.  Pay

13.1 During his appointment the Company shall pay to the Appointee: a salary at the rate of 93,000 pounds sterling per year effective from 1 July 1996, which shall accrue day-to-day and be payable by equal monthly installments. The salary shall be deemed to include any fees receivable by the Appointee as a Director of the Company or any Associated Company, or of any other company or unincorporated body in which he holds office as nominee or representative of the Company or Associated Company.

13.2 The Appointee's salary shall be reviewed by the Board from time to time and the rate of salary may be increased by the Company each year in accordance with the provisions of Schedule 1.

13.3 Notwithstanding the provisions of sub-clause 13.2 the Company shall not be required to increase the Appointee's salary if and to the extent only that the increased payment would be unlawful under the provisions of any legislation then in force during his appointment, or if the Increased payment would not be allowable cost for the purpose of increasing prices under the provisions of any legislation controlling prices or price increases.

14.  Pension

14.1 The Appointee shall be entitled to be and remain a member of the Professional Postgraduate Services Europe Limited Pension Scheme subject to the terms of its Deed and Rules from time to time. The Company shall be entitled at any time to terminate the Scheme or the Appointee's membership of it subject to providing him with the benefit of an equivalent pension scheme ("the New Scheme") each and every benefit of which shall not be less favorable than the benefits provided to the Appointee under the existing scheme and to ensuring that the Appointee is fully credited in the New Scheme for his pensionable service in the existing scheme as if such pensionable service had been under the New Scheme.

15.  Insurances

15.1 The Appointee shall be entitled to participate at the Company's expense in the Company's permanent health insurance scheme and in the Company's private medical expenses insurance scheme, subject always to the rules of such schemes.

16.  Car (where applicable)

16.1 Subject to the Appointee holding a current full driving license the Company shall provide the Appointee with:

     16.1.1 a car of make and model determined by reference to the Company's car policy in effect from time to time for his sole business use and private use in accordance with that policy.

16.2 The Company shall:

     16.2.1 bear all standing and running expenses of the car (except for any additional insurance costs incurred to permit the Appointee to use the car outside the United Kingdom for private purposes).

16.3 The Appointee shall always comply with all regulations laid down by the Company from time to time with respect to company cars, and on the termination of his appointment for whatever reason and whether lawfully or unlawfully the Appointee shall forthwith return his company car to the Company.

17.  Expenses

17.1 The Company shall reimburse to the Appointee upon delivery of an authorized expense form all traveling, hotel, entertainment motor, petrol and other expenses reasonably incurred by him in the proper performance of his duties subject to the Appointee complying with such guidelines or regulations issued by the Company from time to time in this respect and to the production to the Company of such vouchers or other evidence of actual payment of the expenses as the Company may reasonably require.

18.  Holiday

18.1 In addition to public holidays the Appointee is entitled to 30 working days paid holiday in each holiday year from 1st January to 31st December to be taken at such time or times as are agreed with the Board. Holiday entitlement increases by 1 extra day per annum for each full calendar year of service completed, up to a maximum of 5 extra days. The Appointee shall not without the consent of the Board carry forward any unused part of his holiday entitlement to a subsequent year.

18.2 For the year during which his appointment commences or terminates, the Appointee is entitled to 2 working days holiday for each calendar month completed in the employment of the Company for that year. On the termination of his appointment for whatever reason the Appointee shall be entitled to pay in lieu of outstanding holiday entitlement and shall be required to repay to the company any salary received for holiday taken in excess of his actual entitlement. The basis for payment shall be 1/253 annual salary for each day.

19.  Incapacity

19.1 If the Appointee shall be prevented by illness (including mental disorder) accident or other incapacity from properly performing his duties hereunder he shall report this fact forthwith to the Company Secretary's office and if the Appointee is so prevented for seven or more consecutive days he shall provide a medical practitioner's statement on the eighth day and weekly thereafter. Immediately following his return to work after a period of absence the Appointee shall complete a self-certification form available from the Company Secretary's office detailing the reason for his absence.

19.2 If the Appointee shall be absent from his duties hereunder due to illness (including mental disorder) accident or other incapacity duly certified in accordance with the provisions of sub-clause 19.1 hereof he shall be paid his full remuneration hereunder (including bonus and commission) for up to 180 working days absence in any period of 12 months and thereafter such remuneration if any as the Board shall in its discretion from time to time allow provided that there shall be deducted from or set off against such remuneration any Statutory Sick Pay to which the Appointee is entitled under the provisions of the Social Security and Housing Benefits Act 1982 and Social Security Sickness Benefit or other benefits recoverable by the Appointee (whether or not recovered).

19.3 For Statutory Sick Pay purposes the Appointee's qualifying days shall be his normal working days.

19.4 The company undertakes to pay the appropriate premium for a Permanent Health Insurance scheme, full details of which are available from the Company Secretary.

20.  Termination of Agreement

20.1 Automatic termination

     This Agreement shall automatically terminate without prejudice to the rights of the employee in respect of the terms of severance contained in this agreement.

     20.1.1 on the Appointee reaching retirement age as defined in the Rules of the Pension Scheme; or

     20.1.2 if the Appointee during the course of his employment commits any act and as a result becomes prohibited by law from being a director;

     20.1.3 if he resigns his office; or

     20.1.4 if the office of director of the Company held by the Appointee is vacated pursuant to the Company's Articles of Association save if the vacation shall be caused by illness (including mental disorder) or injury.

20.2 Suspension

     In order to investigate a complaint against the Appointee of misconduct the Company is entitled to suspend the Appointee on full pay for so long as may be necessary to carry out a proper investigation and hold a disciplinary hearing.

20.3 Immediate dismissal

     The Company may by notice terminate this Agreement with immediate effect if the Appointee:

     20.3.1 commits any act of gross misconduct or repeats or continues (after written warning) any other material breach of his obligations under the Agreement; or

     20.3.2 is guilty of any conduct which in the opinion of the Board brings him, the Company or any Associated Company into disrepute; or

     20.3.3 is convicted of any criminal offense (excluding an offense under road traffic legislation in the United Kingdom or elsewhere for which he is not sentenced to any term of imprisonment whether immediate or suspended); or

     20.3.4 commits any act of dishonesty whether relating to the Company, any Associated Company, any of its or their employees or otherwise; or

     20.3.5 is in the opinion of the Board incompetent in the performance of his duties.

20.4 Dismissal on short notice

     20.4.1 the Company may terminate this Agreement as follows:

     20.4.2 notwithstanding clause 20.2 by not less than three months' prior notice given at any time while the Appointee is incapacitated by ill-health or accident from performing his duties under this Agreement and he has been so incapacitated for a period or periods aggregating - six calendar months in the preceding 12 months. Provided that the Company shall withdraw any such notice if during the currency of the notice the Appointee returns to full time duties and provides a medical practitioner's certificate satisfactory to the Board to the effect that he has fully recovered his health and that no recurrence of his illness or incapacity can reasonably be anticipated.

     20.4.3 by not less than one month's prior notice if the Appointee has been offered but has refused to agree to the transfer of the Agreement by way of anovation to a person, firm or company which has acquired or agreed to acquire the whole or substantially the whole of the under-taking (as defined in the Transfer of Undertaking (protection of Employment Regulations
            1981) in which he is employed.

20.5 Pay in Lieu

     On serving notice for any reason to terminate this Agreement the Company shall be entitled to pay to the Appointee his salary (at the rate then current), plus pension, bonus and all other benefits thereby foregone for the unexpired portion of the duration of his appointment or entitlement to notice as may be the case.


20.6 Miscellaneous

     On the termination of this Agreement for whatever reason, the Appointee shall:

     20.6.1 at the request of the Company;

            a.resign from office as a Director of the Company and from all offices held by him in any Associated Company and from all other appointments or offices which he holds as nominee or representative of the Company or any Associated Company; and

            b.transfer without payment to the Company or as the Company may direct any qualifying shares provided by it to him;

            and if he should fail to do so within seven days the Company is hereby irrevocably authorized to appoint some person in his name and on his behalf to sign any documents or do any things necessary or requisite to give effect to these. Such resignation(s) shall be without prejudice to any claims which the Appointee may have against any company arising out of this Agreement or the termination thereof.

     20.6.2 Immediately deliver to the Company or to its order all books, documents, papers (including copies), materials, credit cards, keys and other property of or relating to the business of the Company or its Associated Companies then in his possession or which are or were last under his power or control.

21.  Post Termination Obligations of the Appointee

21.1 The Appointee covenants with the Company that he will not for the period of six months after ceasing to be employed under this Agreement, without the prior written consent of the Board in connection with the carrying on of any business similar to or in competition with the business of the Company or any of its Associated Companies on his own behalf or on behalf of any person, firm or Company directly or indirectly:

     (a) Seek to procure orders from or do business with any person, firm or Company who is at any time during the period of six months immediately preceding such cesser done business with the Company, or,

     (b) Endeavor to entice away from the Company any person who has at any time during the six months immediately preceding such cesser been employed or engaged by the Company.

PROVIDED THAT nothing in this Clause shall prohibit the seeking or procuring of orders or the doing of business not relating or similar to the business of the Company.

21.2 The Appointee covenants with the Company that he will not:

     21.2.1 with a radius of 35 miles from the Worthing Office or from any other Office of which the employee has been employed in the last one year of his employment and for the period of eight months after ceasing to be employed under this Agreement (without the prior written consent of the Board) either alone or jointly or as Manager, Agent, Consultant or employee of any person, Firm or Company directly or indirectly carry on or be engaged in any activity or business which shall be in the competition with the business of the Company or any of its Associates.

     21.2.2 Solicit or entice or endeavor to solicit or entice away from the Company or its subsidiaries any person employed by the Company or its subsidiaries in an executive technical or sales capacity at the date of such termination for whom the Appointee is responsible.

21.3 The parties agree that the covenants set out above are separate and separable and enforceable accordingly and the parties further agree that the restrictions hereby imposed are considered by the parties to be reasonable in all the circumstances and necessary for the proper protection of the Company's business.

Signed on behalf of the Employer





I acknowledge the provisions included in this agreement and in the attached Schedules 1 and 2 and confirm my agreement thereto.



/s/A. Joseph Eagle



Date:          23/4/97





                                Schedule 1

                            INCREASE IN SALARY

By their respective signatures in Columns 4 and 5 set opposite the relevant entry in Column 1 on the dated stated in Column 3 the parties agree that the Appointee's salary payable under 13.1 is increased to the annual rate stated in Column 1 with effect from the date stated in Column 2.

1            2            3            4             5
Revised      Effective    Date of      Signed on     Signed by
Annual Rate  Date of      This Entry   Behalf of     the
of Salary    Increase                  the           Appointee
                                       Company
93,000       1.7.97       22.7.97      /s/________   /s/________
pounds




                                Schedule 2

           PART 1 EMPLOYMENT PROTECTION (CONSOLIDATION ACT 1978)



The following information is given to supplement the information given in the body of the Agreement in order to comply with the requirements of Part 1 of the Act.

1.   The Appointee's employment by the Company commenced on 1 January 1986.

2. No employment of the Appointee with a previous employer counts as part of the Appointee's continuous employment with the Company and his continuous employment began on 1 January 1986.

3. The Appointee's hours of work are the normal hours of the Company from 9:00 a.m. to 5:30 p.m. Monday to Friday each week together with such additional hours as maybe necessary so as properly to fulfill his duties.

4. No Contracting-Out Certificate pursuant to the provisions of the Social Security Pensions Act 1975 is in force in respect of the Appointee's employment.

5. The Appointee is subject to the Company's Disciplinary Rules and Disciplinary procedures, copies of which have been given to the Appointee.

6. If the Appointee has any grievance relating to his employment (other than one relating to a disciplinary decision) he should refer such grievance to the Managing Director and if the grievance is not resolved by discussion with him it will be referred to the Board for resolution.