Form 10-K
period 1998-06-30
PAREXEL INTERNATIONAL CORP
filed 1998-09-25
CIK 799729

39


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(MARK ONE)

(X)ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15  (D)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                               OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF  THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Registrant's telephone number, including area code
(781) 487-9900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

The aggregate market value of Common Stock held by nonaffiliates was $893,059,139.25 as of September 24, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 24, 1998, there were 24,757,195 shares of the registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's 1998 Annual Report to
Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts II and IV of this report.

Specified portions of the Registrant's Proxy Statement dated
October 5, 1998 for the Annual Meeting of Stockholders to be held on November 12, 1998 are incorporated by reference into Part III of this report.



                       (End of cover page)


                PAREXEL INTERNATIONAL CORPORATION

                     FORM 10-K ANNUAL REPORT

                              INDEX

                                                             Page
PART I.
           Item 1.   Business                                 4
           Item 2.   Properties                               25
           Item 3.   Legal Proceedings                        25
           Item 4.   Submission of Matters to a Vote of       26
                     Security Holders
PART II
           Item 5.   Market for Registrant's Common Equity    26
                     and Related
                     Stockholder Matters
           Item 6.   Selected Financial Data                  26
           Item 7.   Management's Discussion and Analysis     26
                     of Financial
                     Condition and Results of Operations
           Item 7A   Quantitative and Qualitative             26
                     Disclosures About Market Risk
           Item 8.   Financial Statements and Supplementary   26
                     Data
           Item 9.   Changes in and Disagreements with        26
                     Accountants on
                     Accounting and Financial Disclosure
PART III
           Item 10.  Directors and Executive Officers of      27
                     the Registrant
           Item 11.  Executive Compensation                   27
           Item 12.  Security Ownership of Certain            27
                     Beneficial Owners
                     and Management
           Item 13.  Certain Relationships and Related        27
                     Transactions
PART IV
           Item 14.  Exhibits, Financial Statement
                     Schedules, and
                     Reports on Form 8-K                      27

SIGNATURES                                                    31


























                             PART I

ITEM 1.BUSINESS

General

  PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading contract research and medical marketing services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology, and medical device industries around the world. The Company's primary objective is to help clients quickly obtain the necessary regulatory approvals of their products and, ultimately, optimize the market penetration of those products. Over the past fifteen years, PAREXEL has developed significant expertise in disciplines supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services. The Company believes that its integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

  The Company complements the research and development ("R&D") and marketing functions of pharmaceutical and biotechnology companies. Through its high quality clinical research and product launch services, PAREXEL helps clients maximize the return on their significant investments in research and development by reducing the time and cost of clinically testing their products and launching those products into the commercial marketplace. Clients are provided with a variable cost alternative to the fixed costs associated with internal drug development and product marketing by outsourcing these types of services. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructures designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company believes it is unique in its vision to tightly integrate and build critical mass in the complementary businesses of clinical research and medical marketing. The Company believes there are significant synergies and efficiencies that can be realized in the transition from research to marketing creating opportunities to add value for clients in their efforts to get more products than they can internally manage into a worldwide market as expediently and cost effectively as possible.

  The Company believes it is the third largest contract research organization in the world (based upon annual net revenue). Headquartered near Boston, Massachusetts, the Company has more than 45 offices and 3,700 employees throughout 25 countries. The Company has established footholds in the major health care markets around the world, including the United States, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, Israel, Norway, Holland, and Eastern Europe, including Russia, Poland, Czech Republic, Lithuania and Hungary. The Company believes it is the second largest clinical CRO in both Europe and Japan. During fiscal 1998, PAREXEL derived 41% of its revenue from its international operations, distinguishing the Company from many of its competitors.

  The Company, a Massachusetts corporation, was co-founded in 1983 as a regulatory consulting firm by Josef H. von Rickenbach, Chairman of the Board, President, and Chief Executive Officer of PAREXEL. Since that time, the Company has executed a focused growth strategy embracing aggressive internal expansion, as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships. Acquisitions have been and will continue to be an important component of PAREXEL's growth strategy.

     During fiscal 1998, the Company significantly enhanced its global competitive position through a number of acquisitions. In March 1998, PAREXEL acquired several European-based companies, significantly expanding its critical mass, presence, and capabilities across Europe. These companies include: PPS Europe Limited ("PPS") and Genesis Pharma Strategies Limited ("Genesis"), leading marketing and clinical communications firms based in the U.K. and servicing the international pharmaceutical industry; MIRAI, B.V. ("MIRAI"), a full-service, pan-European contract research organization based in the Netherlands; and LOGOS GmbH ("LOGOS"), a regulatory affairs consulting firm in Freiberg, Germany, that specializes in dossier preparation and marketing approval submissions. With these acquisitions, PAREXEL has substantially reinforced its core clinical research and consulting capabilities across Eastern, Central, and Northern Europe, thereby solidifying its position of strength as one of the few truly global contract research and medical marketing organizations. In December 1997, the Company acquired Kemper-Materson, Inc., ("KMI"), a leading regulatory consulting firm based in Massachusetts, which enhances PAREXEL's ability to provide expertise and technical advisory services within the laboratory and manufacturing environments. All of these acquisitions involved exchanges of PAREXEL common stock and were accounted for as poolings of interests for financial reporting purposes.

Industry Overview

  The CRO industry provides independent product development and related services on an outsourced basis to the pharmaceutical, biotechnology, and medical device industries. Although outsourcing by client companies is occurring throughout the product life cycles of pharmaceutical and biological products, CROs today still derive a significant portion of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing limited clinical services in the 1970s to an industry which currently offers a full range of services that encompass the research, development and commercialization processes, including discovery, pre-clinical evaluations, study design, clinical trial management, data collection and management, biostatistical analysis, clinical formulation, packaging, manufacturing, laboratory testing, product registrations, medical marketing, contract sales, and other services. CROs are required to conduct services in accordance with strict regulations which govern clinical trials and the drug approval process.

  The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large full-service CROs with global operations. The Company believes there are significant barriers to becoming a full-service CRO with global capabilities. Some of these barriers include the development of broad therapeutic area knowledge and expertise in other technical areas, the infrastructure and experience necessary to serve the global demands of clients, the ability to simultaneously manage complex clinical trials in numerous countries, the expertise to prepare regulatory submissions in multiple countries, the development and maintenance of complex information technology systems required to integrate these capabilities, the establishment of solid working relationships with repeat clients, a strong history of financial performance, and capital funding to finance growth. In recent years, the CRO industry has experienced consolidation reflected in the acquisitions of smaller firms by larger, public CROs.

  The CRO industry derives substantially all of its revenue from the pharmaceutical and biotechnology industries. The global pharmaceutical and biotechnology industries spent approximately $40 billion in 1997 on research and development, with an equal or greater amount spent on marketing and selling activities. Approximately $4 billion or more is estimated to have been outsourced to CROs, and the pharmaceutical outsourcing industry is projected to be growing 20 - 25% annually.

  The Company believes that there are a number of positive macro trends driving the CRO industry's growth, including the following:

 Drug Development Pressures. The Company believes that research and development expenditures have increased as a result of the constant pressure to develop product pipelines, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions in such categories as infectious disease, central nervous system, cardiology and oncology. The development of therapies for chronic disorders, requires complex clinical trials to demonstrate the therapy's safety and effectiveness, and to determine if the drug causes any long-term side effects.

 Globalization of Clinical Development and Regulatory Strategy. Pharmaceutical and biotechnology companies increasingly are attempting to maximize profits from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially, as was the practice historically.
 The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services. A pharmaceutical or biotechnology company seeking approvals in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. In addition, a company may turn to a CRO in the belief that regulatory authorities who are not familiar with the company may have more confidence in the results from tests independently conducted by a CRO known to those authorities.

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

  Competitive Pressures. Drug companies have been focusing on gaining market share and more efficient ways of conducting business because of pressures stemming from patent expirations, market acceptance of generic drugs, and efforts of regulatory bodies and managed care to control drug prices. The Company believes that the pharmaceutical industry is responding by centralizing the research and development process and outsourcing to variable cost CROs, thereby reducing the fixed costs associated with internal drug development. The CRO industry, by specializing in clinical trials management, is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than the client could perform the services internally.
 The Company believes that some large pharmaceutical companies, rather than utilizing many CRO service providers, are selecting a limited number of full-service, global CROs to serve as their primary CROs.

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

  Growth of Biotechnology and Genomics Industries. The U.S. biotechnology industry has grown rapidly over the last ten years, and in recent years the genomics industry has emerged with strong growth potential. These companies are introducing significant numbers of new drug candidates which will require regulatory approval and, oftentimes, do not have the necessary experience or resources to conduct clinical trials, registrations, and product launches. Accordingly, many of these companies have chosen to outsource to CROs rather than expend significant time and resources to develop the necessary internal capabilities. Moreover, the biotechnology industry is rapidly expanding into and within Europe, providing significant growth opportunities for CROs with a global presence.

PAREXEL's Strategy

  PAREXEL's intention is to maintain and enhance its position as a leading CRO by providing a full spectrum of integrated clinical research and medical marketing services on a global basis across key therapeutic areas. With an ongoing commitment to providing excellent client service and advancing safe and effective drug therapies, the Company draws on its specialized knowledge and expertise to aid clients in the expedition of drug development time, regulatory approval, and the market introduction of new products. In so doing, PAREXEL helps clients achieve an important objective, which is maximizing product revenues and profits over limited patent lives.

  Central to PAREXEL's success has been the Company's focused strategy on building its platform of knowledge in the pursuit of outstanding client service. This includes a focus on its core clinical research business which has enjoyed significant growth; a focus on continuous process improvement, efficiency gains and leveraging internal expertise, resources and infrastructure; a focus on managing the Company's strong internal growth while augmenting the Company's knowledge base through strategic acquisitions; a focus on deeply and broadly penetrating key client accounts by offering a full spectrum of clinical development and medical marketing services; and always, a focus on outstanding quality and superior client service. During fiscal 1998, we made substantial progress in executing our consistently communicated strategy of adding breadth and depth of service within our three strategic business units, pursuing global expansion, and building on our therapeutic area, regulatory, and information technology expertise.

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

PAREXEL has extended its strategic vision beyond product regulatory approval, to the rapid market penetration of clients' products. It is management's belief that there are significant efficiencies to be gained by tightening the integration between the R&D functions and the marketing and sales functions within client organizations, which will positively impact time-to-market. Given PAREXEL's core competencies in clinical research, the Company is well positioned to capitalize on peri-approval outsourcing opportunities within the pharmaceutical and biotechnology industries.

Serve the Global Model of New Drug Development

  The Company believes that its ability to conduct clinical trials and other services worldwide enhances its ability to serve the increasingly global model of drug development. The Company provides clinical research and development services to major North American, European and Japanese pharmaceutical companies. The Company has expanded geographically primarily through internal growth, supplemented by strategic acquisitions, with a goal of serving all major client markets worldwide and positioning the Company to serve developing markets. Since January 1, 1994, the Company has established a presence in Kobe and Tokyo, Japan; Milan, Italy; Raleigh-Durham, NC; Sydney, Australia; Madrid, Spain; Tel Aviv, Israel; Washington, D.C.; Chicago, IL; Sheffield, U.K.; Stockholm, Sweden; The Netherlands,
Norway, Poland, Lithuania, Hungary, Czechia, and Russia.   During
fiscal 1998, the Company acquired MIRAI, a leader in managing large, international, multi-center Phase II-IV clinical trials for pharma, biotech, and medical device clients in key therapeutic areas. MIRAI brings a well established presence and reputation in attractive, new locations for the Company, including Eastern Europe, Russia, and the Benelux, Nordic, and Baltic countries and maintains a Phase I alliance with TOHO, one of the largest Japanese pharmaceutical wholesalers and owner of the Tokyo Research Center of Clinical Pharmacology, which services to augment PAREXEL's Asia Pacific operations where we currently have offices in Kobe/Osaka and Tokyo.

  PAREXEL is conducting a number of multinational clinical studies designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that the expertise developed by conducting multi-jurisdictional clinical trials is a competitive advantage as pharmaceutical companies increasingly pursue regulatory approvals simultaneously in multiple jurisdictions.

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

Address All Aspects of Clinical Research and Product Launch

  The Company offers a full range of services that encompass the clinical research process, and will continue to build its medical marketing services supporting the commercial launch phase. The Company believes that its knowledge and experience in all stages of clinical research, as well as peri- and post-approval services surrounding product launch, enhance its marketability and credibility with clients. The Company's full range of services and global experience complement the R&D and marketing and sales functions of pharmaceutical and biotechnology companies. In order to meet the needs of specific clients, PAREXEL offers its services on either an individual or a bundled basis. This approach allows the Company to establish a relationship with a new client with the need for a particular service, which may in turn lead to larger, more comprehensive projects. This flexibility allows PAREXEL to deliver its services by operating autonomously or by working in close collaboration with its clients. In some cases, the Company has taken advantage of the flexibility of its information technology systems to gain direct access to client data on client systems. In addition, the Company provides regulatory periodicals, training materials and seminars and other complementary information products and services designed to meet its clients' demands for increased productivity in clinical development.

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


Continue Investment in Information Technology

  The Company believes that superior information technology is essential to enable a CRO to provide project services concurrently in multiple countries, expand its geographic operations to meet the global needs of the pharmaceutical and biotechnology industries and provide innovative services designed to expedite the clinical trials process. The Company has an extensive and effective global information technology network and believes that its information technology provides it with a significant competitive advantage. The Company's information technology supports its global organizational structure by enabling all offices to exchange information with each other so that several offices worldwide can work simultaneously on a project. The global information technology network also allows the Company to track the progress of ongoing client projects and predict more accurately and quickly its future personnel needs to meet client contract commitments. In addition, the Company's open and flexible information technology system can be adapted to the multiple needs of different clients and regulatory systems. For example, the system enables the Company to reduce the time involved in preparing regulatory submissions by concurrently compiling and analyzing large volumes of data from multinational trials and preparing regulatory submissions for filings on a global basis. This system also enables the Company to respond quickly to client inquires on the progress of projects and, in some cases, to gain direct access to client data on client systems.)

Services

   The Company believes that there are outsourcing opportunities throughout the drug development process, and the Company will continue to actively seek ways to leverage its drug development expertise throughout the product lifecycle to assist clients in achieving their development and commercial goals. Today, the Company provides a full continuum of outsourced services to the pharmaceutical and biotechnology industries ranging from first-in-human clinical studies through a product's launch into the commercial marketplace.

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

  PAREXEL has internally organized its operations into three interactive business units, namely: Contract Research Services, Medical Marketing Services and the Consulting Group.

Contract Research Services ("CRS")

    Clinical Trials Management, Biostatistical and Data
Management and related medical services comprise the Company's
Drug Development business unit, which represents approximately
65% of the Company's fiscal 1998 revenue base.


Clinical Trials Management Services

  PAREXEL offers complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in most therapeutic areas, including, but not limited to, cardiovascular, central nervous system, infectious disease, AIDS/HIV, neurology, oncology, gastroenterology, endocrinology, hematology, immunology, rheumatology, pulmonary, and reproductive diseases. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

  PAREXEL can manage every aspect of clinical trials, including study and protocol design, placement, initiation, monitoring, report preparation and strategy development. See "Government Regulation." Most of the Company's clinical trials management projects involve Phase II or III clinical trials, which are generally larger, longer and more complex than Phase I trials.

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

      Study Protocol Design. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

      Case Report Form Design. Once the study protocol has been finalized, case report forms must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

    Site and Investigator Recruitment. The drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified and solicited by
    the drug sponsor or the CRO.   The trial's success depends on
    the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company will also provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

     Patient Enrollment. The investigators, usually with the assistance of CRO's, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests.

     Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRF's are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data is entered into an electronic database. The Company believes remote date entry ("RDE") and optical character recognition (OCR) scanning technologies are significantly enhancing both the quality and timeliness of clinical data collection with significant efficiency savings. (See Advanced Technology Group below.) The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

         Clinical Data Management and Biostatistical Services.
(See below)

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

Clinical Data Management and Biostatistical Services

  PAREXEL's data management professionals assist in the design of CRFs, as well as training manuals for investigators, to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of RDE and OCR technologies, to gather and report clinical data, expedites data exchange while minimizing data collection errors as a result of more timely data integrity verification. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution.

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

Advanced Technology Group

     Information technology is integral to the clinical research process. PAREXEL has technical experts which consult externally with clients, as well as internally with Drug Development, on ways to best utilize technology to expedite the development process. The Company currently offers an impressive portfolio of information technology tools including IRIS Electronic Data Capture, Medical Imaging, Sitebase Remote Data Entry, IVRS, Internet reporting, telemedicine applications, computer-based training programs, and other similar products that can be customized to our clients' needs. The Advanced Technology Group continues to identify and support new technologies to benefit clients as well as our internal process businesses.

Medical Marketing Services ("MMS")

    During fiscal 1998, the Company significantly enhanced its breadth of services in the medical marketing arena and added managerial talent and depth through the acquisition of PPS. This was an important step in the execution of PAREXEL's strategy to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expertise-based product development and product launch services around the world. PPS, with its strong foothold in Europe, transforms our MMS business into a global provider of product launch support services to the international pharmaceutical industry. PPS has nearly doubled the size of our MMS business to over $50 million of annual revenue, making us one of the largest global medical marketing services organizations in the world.

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

     The Company's experience indicates that clients need assistance in creating awareness of products in the marketplace and in addressing the technical aspects of launching their products, especially managing the simultaneous launch of numerous products. MMS provides comprehensive, value-added pre-and post-launch services, including market development, product management, and targeted communications support to leading pharmaceutical and biotechnology companies throughout the U.S. and Europe. It specializes in gathering, analyzing, and interpreting scientific data for delivery of customized messages to targeted audiences. Detailed services include market planning and analysis, strategic consulting, product profiling and positioning, branding, pricing and reimbursement consulting, patient studies, health economics, scientific writing and publishing of medical texts and journals, management of international physician symposia, accredited continuing medical education (CME) and training programs, promotional material production, and multimedia communications including Intranet and Internet development.

Consulting Group

     The Company offers a number of consulting and advisory services in support of the product development and product marketing processes. This group brings together experts from relevant disciplines focused on shaping meaningful solutions and helping clients make the best business decisions with respect to their product development and marketing strategies. This group also serves as a valuable resource for the Company's internal
operations.   PAREXEL's Consulting Group includes Regulatory
Affairs, Clinical Pharmacology and our Information Products
Division.

Regulatory Affairs

  PAREXEL provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in major jurisdictions in North America, Europe, and Japan, including regulatory strategy formulation, document preparation and review, quality assurance, and liaison with the FDA and other regulatory agencies. In addition, the Company provides the services of qualified experts to assist with good manufacturing practices ("GMP") compliance in existing and new manufacturing plants, including system validation services. PAREXEL's staff provides on-site GCP and GMP training sessions and conducts internal and external quality control and quality assurance audits.

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

Clinical Pharmacology

     PAREXEL's clinical pharmacology services primarily include Phase I investigations and trial facilities, both for volunteers and patients. The Company's Clinical Pharmacology Unit in Berlin is one of the world's leading units for combined kinetic and dynamic studies. It provides state-of-the-art in- and out-patient facilities, and is staffed with a team of clinical pharmacology experts with extensive experience in both pharmacokinetics and pharmacodynamics. PAREXEL also maintains a clinical pharmacology research collaboration with Georgetown University Medical Center, referred to as the Georgetown/PAREXEL Clinical Pharmacology Research Unit ("CPRU"). This relationship provides PAREXEL exclusive access to the CPRU for purposes of conducting clinical pharmacology research employing a more flexible, variable-cost business model.



Information Products Group

  The Company's Information Products Group ("IPG") offers a wide range of specialized clinical consulting, training, and publication services to the health care industry.
PAREXEL/Barnett is a leader in providing conferences, educational materials, and management consulting services to the clinical research community, with extensive experience in organizational structure, curriculum design, and human resource management. The publications group produces several publications recognized throughout the industry covering regulatory and drug development matters.

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

     The Company's information systems group has hundreds of employees responsible for technology procurement, applications development and management of the Company's worldwide computer network. The wide area network links numerous local area networks, interconnecting over 3,700 computers worldwide. The Company's information systems are designed to work in support of and reinforce the Company's standard operating procedures. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.

     During fiscal 1998, the Company has been focused on strengthening its global information technology infrastructure and has made significant progress in the following areas: upgrading our global wide area network, particularly across Europe and Japan; upgrading our core data center hardware in North America to support increasing business volume; standardizing all worldwide desktops in terms of hardware and software; rolling out our new Oracle-based financial system and Clintrial supplemental tools; and preparing for the Year 2000. The Company feels that these initiatives will help prepare the organization for future workload demands and maintain our high standards of client service.

Year 2000

Information systems are an integral part of the services the Company provides. As such, the Company recognizes that it must ensure that its service and operations will not be adversely affected by Year 2000 software and equipment failures (the "Year 2000 Issue"), which can arise from the use of date-dependent systems that utilize only two digits to represent the year applicable to a transaction; for example, "98" to represent "1998" rather than the full four digits. Computer systems so engineered may not operate properly when the last two digits of the year become "00" as will occur on January 1, 2000.

The Company has initiated a four-phase program, led by its Chief Information Officer and a global, cross-functional team, to assess and remediate the effect of the Year 2000 Issue on the Company's operations. As part of this program, the Company is contacting its clients, principal suppliers, and other vendors to assess whether their Year 2000 Issues, if any, will affect the Company. This Company-wide effort began in 1997; and many Year 2000 dependencies have already been identified and addressed through planned systems and infrastructure evolution, replacement, or elimination. The continuing program described below is to assure that the Company identifies and addresses all remaining Year 2000 systems and dependencies well in advance of the millennium change.

The first phase of the program, conducting an inventory of all systems and dependencies that may be affected by the Year 2000 Issue, is substantially complete. The second phase of the program, the assessment and categorization of all the inventoried systems and dependencies by level of priority reflecting their potential impact on business continuation, is underway. Based on this prioritization, the third phase will be to develop detailed plans to address each Year 2000 Issue and a general contingency plan in the event that any noncompliant critical systems remain by January 1, 2000.

While the Company has not yet completed its full assessment of the scope of the Year 2000 Issue facing its systems and dependencies, based on our analysis to date, we do not believe that the costs to be incurred will be material. However, until the full analysis is complete, the Company is unable to provide assurance whether or not future costs will be material. Furthermore, as noted above, the Company is contacting its principal clients, suppliers, and other vendors concerning the state of their Year 2000 compliance. Until that effort is completed, the Company cannot be assured that those other systems are or will be Year 2000 compliant and is unable to estimate at this time the impact on the Company if one or more of those systems is not Year 2000 compliant. For the foregoing reasons, the Company is not able to provide assurance at this time whether the Year 2000 Issues will materially affect its future financial results or financial condition.





Sales and Marketing

  PAREXEL's marketing strategy is to maintain excellent service-oriented relationships with its large and loyal client base, while expanding its base through strong global development initiatives. The Company's client relations professionals, senior executives and project team leaders all share responsibility for the maintenance of key client relationships and business development activities. The Company believes that its emphasis on developing close relationships with its clients leaves it well positioned to benefit from the trend among pharmaceutical companies to concentrate their outsourcing among fewer CROs.

  The Company's marketing activities are coordinated by PAREXEL's client service executives located near clients throughout the world. In addition to significant selling experience, most of the Company's business development personnel have technical or scientific backgrounds in the pharmaceutical industry. The Company coordinates its worldwide marketing efforts through a computerized system that is integrated into each of the Company's locations.

Clients

     During fiscal 1998, the Company provided services to most of the top 20 pharmaceutical and top 10 biotechnology companies.
The Company performed services for hundreds of clients on over 2,000 projects during the year.

  The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a core group of major projects or clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. In fiscal 1998, one client accounted for 12% of net revenue; in fiscal 1997 and 1996, no single customer accounted for more than 10% of net revenue. In fiscal 1998, 1997, and 1996, the Company's top five customers accounted for 34%, 36%, and 29%, respectively, of the Company's net revenue. The loss of business from a significant client could materially and adversely affect the Company's net revenue and results of operations.

Backlog

  Backlog represents anticipated net revenue from awarded projects, including signed contracts, letter agreements, and certain verbal commitments, and signifies work not yet completed. Once work commences, revenue is generally recognized over the life of the contract, which usually lasts for twelve months or more. Backlog at June 30, 1998, was approximately $285 million.

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

  The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is the third largest full-service CRO in the world, based on annual net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc. The trend toward CRO industry consolidation, as well as pharmaceutical companies outsourcing to a fewer number of preferred CRO's, has resulted in heightened competition among the larger CROs for clients and acquisition candidates.

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

Employees

  As of June 30, 1998, the Company had approximately 3,700 employees. Approximately 54% of the employees are located in North America and 46% are located throughout Europe and the Asia/Pacific region. The Company believes that its relations with its employees are good.

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

Government Regulation

  Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The stages of this development process are as follows:

   Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file an IND (Investigational New Drug Application), upon which the FDA may grant permission to begin human trials.

   Clinical Trials  (3.5 to 6 years)

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

   Treatment Investigational New Drug ("TIND") (may span late
    Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a TIND. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

   New Drug Application ("NDA") Preparation and Submission.
    Upon completion of Phase III trials, the manufacturer assembles the statistically analyzed data from all phases of development into a single large document, the NDA, which today comprises, on average, roughly 100,000 pages.

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

Potential Liability and Insurance

  PAREXEL's clinical research services focus on the testing of experimental drugs on human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug. PAREXEL does not provide healthcare services directly to patients. Rather, physician investigators are responsible for administrating drugs and evaluating patients. Many of these patients are already seriously ill and are at risk of further illness or death. The Company has not experienced any patient claims to date arising out of any clinical trial managed or monitored by it.

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

  To reduce its potential liability, PAREXEL is generally successful in incorporating indemnity provisions into its contracts with clients and with investigators hired by the Company on behalf of its clients. These indemnities generally do not, however, protect PAREXEL against certain of its own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. PAREXEL could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

  The Company currently maintains an errors and omissions professional liability insurance policy. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

RISK FACTORS

In addition to the other information in this Registration Statement, the following risk factors should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and
(ii) in releases made by the Securities and Exchange Commission (the "SEC"). These risk factors are being provided pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

Loss or Delay of Large Contracts. Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that cost-containment and competitive pressures have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and, therefore, may result in a greater willingness of these companies to cancel contracts with CROs. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company.

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

Dependence on Certain Industries and Clients. The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1998, 1997, and 1996, the Company's top five clients accounted for 34% 36%, and 29%, respectively, of the Company's consolidated net revenue. In fiscal 1998, one client accounted for 12% of consolidated net revenue; however, in fiscal 1997 and 1996, no single customer accounted for more than 10% of net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

Management of Business Expansion.   The Company's business and
operations have experienced substantial expansion over the past 15 years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects, and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

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

Competition. The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs, and, to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes favorably in these areas.

The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Large CROs against whom PAREXEL competes include Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry, as well as pharmaceutical companies outsourcing to a fewer number of preferred CROs, has led to heightened competition for CRO contracts.

Potential Volatility of Stock Price. The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Because the Company's Common Stock currently trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, even a relatively small shortfall in earnings from, or a change in, analysts' expectations may cause an immediate and substantial decline in the Company's stock price. Investors in the Company's Common Stock must be willing to bear the risk of such fluctuations in earnings and stock price.

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

Many governments outside the U.S. have also reviewed or undertaken health care reform. The Company cannot predict the impact that any pending or future health care reform proposals may have on the Company's business in other countries.

Dependence on Personnel; Ability to Attract and Retain Personnel. The Company relies on a number of key executives, including Josef
H. von Rickenbach, its President, Chief Executive Officer and Chairman, upon whom the Company maintains key man life insurance. Although the Company has entered into agreements containing non-competition restrictions with its senior officers, the Company does not have employment agreements with certain of these persons and the loss of the services of any of the Company's key executives could have a material adverse effect on the Company.

The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. The level of competition among employers for skilled personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. There can be no assurance the Company will be able to continue to attract and retain qualified staff.

Potential Liability; Possible Insufficiency of Insurance. Clinical research services involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company.

Adverse Effect of Exchange Rate Fluctuations. Approximately 41% of the Company's net revenue for fiscal 1998, 42% for fiscal 1997, and 48% for fiscal 1996 were derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

ITEM 2.PROPERTIES

  PAREXEL leases all but one of its facilities. The Company's principal executive offices are located in Waltham, Massachusetts. The Company also leases space in Lowell, Massachusetts, and maintains other North American offices in Chicago, Philadelphia, Raleigh-Durham, San Diego, and Washington,
D. C. The Company's European subsidiaries maintain offices in Berlin, Frankfurt, London, Sheffield, Milan, Paris, Madrid, Stockholm, and Tel Aviv. The Company's Japanese subsidiary is located in Kobe, with a branch office in Tokyo, and its Australian subsidiary is located in Sydney. The Company considers all of its properties to be suitable and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company, its subsidiaries, or any of their properties are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                             PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

  This information is incorporated by reference from page 31
"Quarterly Operating Results and Common Stock Information
(Unaudited)" of the Company's 1998 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 6. SELECTED FINANCIAL DATA

  This  information  is incorporated by reference  from  page  31
"Selected Financial Data," of the Company's 1998 Annual Report to
Stockholders included as Exhibit 13.1.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference from pages 13-17, "Management's Discussion and Analysis of Financial Condition and
Results of Operations," of the Company's 1998 Annual Report to
Stockholders included as Exhibit 13.1.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

  Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary financial information are incorporated by reference from pages 18-30 of the Company's 1998 Annual Report to Stockholders included as Exhibit
13.1.

ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.




                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item may be found under the captions "Elections of Directors" and "Executive Officers" in the Proxy Statement for the Company's 1998 Annual Meeting of
Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item may be found under the captions "Directors' Compensation" and "Executive Compensation" in the Proxy Statement for the Company's 1998 Annual Meeting of
Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 1998 Annual Meeting of
Stockholders. Such information is incorporated herein by reference.

                             PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

(A) The following documents are filed as part of this report:
  (1)Financial Statements. The following financial statements and supplementary data included in the 1998 Annual Report to Stockholders, filed as Exhibit 13.1 to this report, are incorporated by reference into Item 8 of this report.

                                                       Annual
           Financial Statements         Form 10-K     Report to
                                           Page     Stockholders
                                                        Page

     Report of Independent Accountants      26           30
      Consolidated Balance  Sheets  at      26           19
June 30, 1998 and 1997
        Consolidated   Statements   of
Operations for each of the                  26           18
     Three years ended June 30, 1998
        Consolidated   Statements   of
Stockholders' Equity for                    26           20
      Each  of  the three years  ended
June 30, 1998
      Consolidated Statements of  Cash
Flows for each of the                       26           21
     Three years ended June 30, 1998
      Notes  to Consolidated Financial      26          22-29
Statements

      Financial Statement Schedules:
(2)

      For the three years ended June 30, 1998:
           Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      Exhibits
(3)

Exhibit  Description
No.


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


4.10 -- Agreement and Plan of Reorganization and Merger dated as of October 22, 1997 by and among the Company, Kemper-Masterson, Inc., KMI Acquisition Corporation, Clarence
         A. Kemper, P. Michael Masterson, Mark A. Lester, Ronald
         F. Tetzlaff, Alan R. Parenteau, Jon Voss, Warren
         Handren and David Hyde (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-44541) and incorporated herein by reference).


4.11 -- Registration Rights Agreement dated as of December 1, 1997 by and among the Company and each of Clarence A. Kemper, P. Michael Masterson, Mark A. Lester, Ronald F. Tetzlaff, Alan R. Parenteau, Jon Voss, Warren Handren and David Hyde (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (File No. 333-44541) and incorporated herein by reference).

4.12 -- Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

4.13 -- Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.14 -- Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of Genesis Pharma Strategies Ltd. (filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.15 -- Sale and Purchase Agreement dated as of February 18, 1998 by and among the Company and the former stockholders of MIRAI, B.V. (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).


4.16 -- Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

4.17 -- Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.18 --  Registration Rights Agreement dated as of February 27,
         1998 by and among the Company and the former stockholders of Genesis Pharma Strategies Ltd. (filed as exhibit 4.9 to the Registrant's Registration
         Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.19 --  Registration Rights Agreement dated as of February 27,
         1998 by and among the Company and the former stockholders of MIRAI, B.V. (filed as exhibit 4.10 to the Registrant's Registration Statement on Form S-3
         (File No. 333-53941) and incorporated herein by reference).

4.20 Registration Rights Agreement by and among the Company and the former stockholder of LOGOS GmbH (filed as exhibit 4.11 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

10.1 -- Employment Agreement dated December 30, 1996 between James M. Karis and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996 and incorporated herein by this reference).

10.2 -- Agreement dated June 30, 1993 between Prof. Dr. med. Werner M. Herrmann and PAREXEL GmbH Independent Pharmaceutical Research Organization, as amended,as of April 1, 1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.3 -- Letter Agreement effective as of July 1, 1997 between Prof. Dr. med. Werner M. Herrmann and the Company, as amended as of April 1, 1998 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

     --  Letter Agreement between A. Joseph Eagle and PPS Europe
10.4 Limited dated as of April 17, 1997, as amended. (filed as Exhibit 10.3. to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.5 --  Form of Stock Option Agreement of the Company (filed as
         Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by this reference).

10.6 -- 1986 Incentive Stock Option Plan of the Company (filed as Exhibit 10.10 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7 --  1987 Stock Plan of the Company (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
         (File No. 33-97406) and incorporated herein by this reference).

10.8 --  1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
         (File No. 33-97406) and incorporated herein by this reference).

10.9 --  Second Amended and Restated 1995 Stock Plan of the
         Company.

10.10--  1995 Non-Employee Director Stock Option Plan of the
         Company (filed as Exhibit 10.14 to the Registrant's
         Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.11-- 1995 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.15 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12--  Corporate Plan for Retirement of the Company (filed as
         Exhibit 10.16 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.13-- Loan and Security Agreement dated as of July 31, 1992 between the Company, Barnett International Corporation and The First National Bank of Boston, as amended (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1(File No. 333-06953) and incorporated herein by this reference).

10.14--  Line of Credit Agreement between PAREXEL GmbH and
         Deutsche Bank Berlin, dated January 23, 1995 (filed as
         Exhibit 10.24 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.15-- First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit
         10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).


10.16-- Second Amendment dated as of June 28, 1993 to the lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.17--  Letter of employment dated July 6, 1993 between Barry
         R. Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.18--  Credit Agreement dated December 30, 1994 between
         PAREXEL GmbH and The First National Bank of Boston
         (filed as Exhibit 10.30 to the Registrant's
         Registration Statement on Form S-1(File No. 33-97406) and incorporated herein by this reference).

10.19--  Collateral Agreement dated December 30, 1994 between
         PAREXEL GmbH and The First National Bank of Boston
         (filed as Exhibit 10.31 to the Registrant's
         Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.20--  1998 Non-Qualified, Non-Officer Stock Option Plan
         (filed as Exhibit 4.4 to the Registrant's Registration
         Statement on Form S-8 (File No. 33-47033) and incorporated herein by this reference).

11.1 --  Statement re computation of per share earnings.

13.1 --  Specified portions of the Registrant's 1998 Annual
         Report to Stockholders.

21.1 --  List of subsidiaries of the Company.

23.1 --  Consent of PricewaterhouseCoopers L.L.P.

23.2 --  Consent of Grant Thornton

27.1 --  Financial Data Schedule.
(B)      Reports on Form 8-K:
         The Company filed a Current Report on Form 8-K dated
         August 7, 1997 reporting financial results for the quarter ended June 30, 1997.

         The Company filed a Current Report on Form 8-K dated
         October 23, 1997 reporting first quarter results and agreement to acquire Kemper-Masterson, Inc.

         The Company filed a Current Report on Form 8-K dated
         January 27, 1998 reporting financial results for the quarter ended December 31, 1997.

         The Company filed a Current Report on Form 8-K dated
         March 1, 1998 reporting the acquisition of all of the outstanding shares of PPS Europe Ltd.

         The Company filed a Current Report on Form 8-K dated
         March 2, 1998 reporting the acquisition of PPS Europe
         Limited  and Genesis Pharma Strategies Limited
         (collectively referred to as PPS).

         The Company filed a Current Report on Form 8-K dated
         April 27, 1998 reporting financial results for the quarter ended March 31, 1998.

         The Company filed a Amendment No. 1 to Current Report on Form 8-K on Form 8-K/A dated March 1, 1998 regarding "shelf" resale registration rights with respect to the shares of the Company's Common Stock issued in connection with the acquisition

         The Company filed a Current Report on Form 8-K dated
         August 12, 1998 reporting financial results for the quarter ended June 30, 1998






                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the xx day of September, 1998.

  PAREXEL INTERNATIONAL CORPORATION


                                      By:Josef H. von Rickenbach
                                         President, Chief
                                         Executive Officer
                                         and Chairman


     Signatures                  Title(s)            Date

  /s/Josef H. von
  Rickenbach
  Josef H. von Rickenbach    President, Chief      September 25, 1998
                             Executive Officer
                             and Chairman
                             (principal executive
                             officer)

  /s/William T. Sobo, Jr.
  William T. Sobo, Jr.       Senior Vice           September 25, 1998
                             President, Chief
                             Financial Officer,
                             Treasurer and Clerk
                             (principal financial
                             and accounting
                             officer)

  /s/A. Dana Callow, Jr.
  A. Dana Callow, Jr.        Director              September 25, 1998


  Patrick J. Fortune         Director              September __, 1998

  /s/Werner M. Herrmann
  Werner M. Herrmann         Director              September 25, 1998

  /s/James A. Saalfield
  James A. Saalfield         Director              September 25, 1998

  /s/Serge Okun
  Serge Okun                 Director              September 25, 1998


  /s/A. Joseph Eagle
  A. Joseph Eagle            Director              September 25, 1998


                                                      Schedule II

                PAREXEL INTERNATIONAL CORPORATION

         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        ($ in thousands)


                         Balance   Charge                       Balanc
                            at      d to   Charged    Deductio   e at
      Description       beginning   costs  to other    ns and   end of
                         of year     and   accounts    write-    year
                                   expens               offs
                                     es

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS:

Year ended June 30,       $1,737     $593     --       $(310)   $2,020
1996
Year ended June 30,        2,020    1,718    329         (683)   3,384
1997
Year ended June 30,        3,384    1,924     --         (246)   5,062
1998


DEFERRED TAX ASSET
   VALUATION ALLOWANCE:

Year ended June 30,       $7,491    $147      --      $(1,565)  $6,073
1996
Year ended June 30,        6,073     --       --       (2,569)   3,504
1997
Year ended June 30,       3,504      --       --         (891)   2,613
1998



                                                  EXHIBIT 21.1
              PAREXEL INTERNATIONAL CORPORATION
             LIST OF SUBSIDIARIES OF THE COMPANY

                                                  PAREXEL
                                                  OWNERSHIP(1)

Barnett International Corporation, a              100%
Massachusetts corporation
PAREXEL International Holding Corporation, a      100%
Delaware corporation
PAREXEL International Securities                  100%
Corporation, a Massachusetts corporation
PAREXEL International Inc., a Delaware            100%
corporation
PAREXEL Government Services, Inc., a              100%
Delaware corporation
PAREXEL Unternehmens beteiligung GmbH, a          100%
corporation organized under the laws of
Germany
PAREXEL GmbH Independent Pharmaceutical           100%
Research Organization, a Corporation
organized under the laws of Germany
PAREXEL International Limited, a corporation      100%
organized under the laws of the United
Kingdom
AFB CLINLAB Laborleistungs -                      100%
Organisationgesellschaft GmbH, a corporation
organized under the laws of Germany
PAREXEL International SARL, a corporation         100%
organized under the laws of France
PAREXEL International SRL, a corporation          100%
organized under the laws of Italy
PAREXEL International Pty Ltd., a                 100%
corporation organized under the laws of
Australia
PAREXEL International S.L., a corporation         100%
organized under the laws of Spain
PAREXEL International Medical Marketing           100%
Services, Inc., a Virginia corporation
PAREXEL International (Lansal) Limited, a         100%
corporation organized under the laws of
Israel
Caspard Consultants, a corporation organized      100%
under the laws of France
Sitebase Clinical Systems, Inc., a                100%
Massachusetts corporation
PAREXEL S-Cubed Limited, a corporation            100%
organized under the laws of the United
Kingdom
PAREXEL ClinNet Limited, a corporation            100%
organized under the laws of the United
Kingdom
Pharmon, Ltd., a corporation organized under      100%
the laws of Liechentenstein
Rescon, Inc., a Virginia corporation              100%
PAREXEL ETT, S.L., a corporation organized        100%
under the laws of Spain
PAREXEL International KK, a corporation           100%
organized under the laws of Japan
KMI/PAREXEL, Inc., a corporation organized        100%
under the laws of Delaware
PAREXEL International Holding BV, a               100%
corporation organized under the law of the
Netherlands
PAREXEL International sp. z.o.o., a               100%
corporation organized under the laws of
Poland
PAREXEL MMS Europe Limited (and affiliates),      100%
a corporation organized under the laws of
the United Kingdom
Genesis Pharma Strategies Ltd., a                 100%
corporation organized under the laws of the
United Kingdom
Creative Communication Solutions, Ltd., a         100%
corporation organized under the laws of the
United Kingdom
PPS International Communcations Ltd., a           100%
corporation organized under the laws of the
United Kingdom
Pharos Healthcare Communications Ltd., a          100%
corporation organized under the laws of the
United Kingdom
Pharos Healthcare Communications Inc., a          100%
Connecticut corporation
Centre for Bio-Medical Communications Inc.,       100%
a New Jersey corporation
Cambridge Medical Publications Ltd., a            100%
corporation organized under the laws of the
United Kingdom
Mirai B.V. (and its twelve foreign                100%
subsidiaries), a corporation organized under
the laws of The Netherlands
Logos GmbH, a corporation organized under         100%
the laws of Germany

(1)  Direct and indirect









                          EXHIBIT 23.1
               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (File Nos. 333-19751, 333-27487, 333-44541, 333-53941
and 333-60005) and the Registration Statements on Form S-8 (File Nos. 33-80301, 333-16205 and 333-47033) of PAREXEL International
Corporation and its subsidiaries of our report dated August 11, 1998, appearing on page 30 of PAREXEL International Corporation's Annual Report to stockholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the application of such report to the Financial Statement Schedule for the three years ended June 30, 1998 listed under Item 14(a) of this Annual Report on Form 10-K when such schedule is read in conjunction with the financial statements referred to in our report. The audits referred to in such report included this Financial Statement Schedule.

PRICEWATERHOUSECOOPERS  LLP

Boston, Massachusetts
September 25, 1998



                          EXHIBIT 23.2
               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement on Form S-3 (File Nos. 333-19751, 333-27487, 333-44541,
333-53941 and 333-60005) and Form S-8 (File Nos. 33-80301, 333-
16205 and 333-47033) of our report dated February 6, 1998 on the financial statements of PPS Europe Limited and Subsidiaries included in this Form 10-K of PAREXEL International Corporation.

GRANT THORNTON

London, United Kingdom
September 24, 1998