Form 10-Q
period 1998-09-30
PAREXEL INTERNATIONAL CORP
filed 1998-11-13
CIK 799729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

                               OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

                Commission File Number:  0-27058


                PAREXEL INTERNATIONAL CORPORATION
      (Exact name of registrant as specified in its Charter)

              Massachusetts                   04-2776269
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification Number)


                195 West Street
             Waltham, Massachusetts             02451
    (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code     (781) 487-
9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 1998, there were 24,791,879 shares of PAREXEL
International Corporation common stock outstanding.


                PAREXEL INTERNATIONAL CORPORATION


                              INDEX
                                                        Page

   Part I.  Financial Information

            Financial Statements (Unaudited):
   Item 1
            Condensed Consolidated Balance Sheets -
            September 30, 1998 and June 30, 1998          3

            Condensed Consolidated Statements of
            Operations - Three months ended September     4
            30, 1998 and 1997
            Condensed Consolidated Statements of Cash     5
            Flows- Three months ended September 30,
            1998 and 1997
            Notes to Condensed Consolidated Financial     6
            Statements
            Management's Discussion and Analysis of
   Item 2   Financial Condition and Results of            8
            Operations
            Quantitative  and Qualitative  Disclosures
   Item 3   about Market Risk                            12

   Risk
   Factors                                               13

   Part         Other information
   II.                                                   17
            Exhibits and Reports on Form 8-K
   Item 6                                               17


   Signatu
   res                                                   18

   Exhibit
   Index                                               19

Part I.  Financial Information
Item 1 - Financial Statements

                PAREXEL INTERNATIONAL CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)


                                                   September     June 30,
                                                    30, 1998       1998
                                                   (Unaudited)

                     ASSETS
Current assets:
 Cash and cash equivalents                          $ 39,884    $39,941
 Marketable securities                                28,515     37,479
 Accounts receivable, net                            123,050    109,741
 Prepaid expenses                                     11,223     11,895
 Other current assets                                 10,194     10,674
      Total current assets                           212,866    209,730

Property and equipment, net                           46,313     45,311
Other assets                                           6,792      6,717
                                                    $265,971   $261,758
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Credit arrangements                                 $   298     $1,413
 Accounts payable                                     10,166     10,923
 Advance billings                                     45,316     45,273
 Other current liabilities                            31,751     33,184
     Total current liabilities                        87,531     90,793

Other liabilities                                      2,831      2,585
     Total liabilities                                90,362     93,378

Stockholders' equity:
 Preferred stock - $0.01 par value; shares                --         --
   authorized: 5,000,000; none issued and
outstanding
 Common stock - $0.01 par value; shares
authorized:
   50,000,000 at September 30 and June 30, 1998;
   shares issued: 24,790,843 and 24,657,637 at
September 30 and                                         248        246
   June 30, 1998, respectively; shares
outstanding: 24,761,431 and
   24,628,225 at September 30 and June 30, 1998,
respectively
 Additional paid-in capital                          152,091    149,921
 Retained earnings and cumulative translation         23,270     18,213
adjustment
     Total stockholders' equity                      175,609    168,380
                                                    $265,971   $261,758

    See notes to condensed consolidated financial statements.




                PAREXEL INTERNATIONAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
              (in thousands, except per share data)

                                      Three months ended
                                         September 30,
                                        1998        1997

 Net revenue                            $82,835    $62,991

 Costs and expenses:
   Direct costs                          53,737     41,309
   Selling, general and                  17,179     13,222
 administrative
   Depreciation and                       4,242      2,630
 amortization

                                         75,158     57,161

 Income from operations                   7,677      5,830

 Other income, net                          713      1,158

 Income before provision for              8,390      6,988
 income taxes
 Provision for income taxes               2,885      2,649

 Net income                              $5,505     $4,339



 Earnings per common share:
   Basic                                  $0.22      $0.18
   Diluted                                $0.22      $0.18




    See notes to condensed consolidated financial statements.



                PAREXEL INTERNATIONAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (in thousands)

                                                    Three months ended
                                                        September 30,
                                                       1998       1997
Cash flows from operating activities:
  Net income                                          $ 5,505      $4,339
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                       4,242       2,630
    Changes in operating assets and liabilities       (12,033)    (14,092)

Net cash used in operating activities                 (4,345)     (5,064)

Cash flows from investing activities:
  Purchase of marketable securities                   (18,856)    (39,020)

  Proceeds from sale of marketable securities          27,820      68,456
  Other investing activities                            (290)           -
  Purchase of property and equipment                  (5,029)     (6,720)

  Net cash provided by investing activities          3,645      22,716

Cash flows from financing activities:
  Proceeds from issuance of common stock                2,172       1,431
  Repayments on credit arrangements                   (1,081)       (856)

Net cash provided by financing activities               1,091         575

Effect of exchange rate changes on cash and cash        (448)       (104)
equivalents

Net (decrease) increase in cash and cash                 (57)      18,123
equivalents

Cash and cash equivalents at beginning of period       39,941      38,592

Cash and cash equivalents at end of period            $39,884     $56,715

         See notes to condensed consolidated financial statements.


                PAREXEL INTERNATIONAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. The financial statements for the three months ended September 30, 1997 have been restated to reflect fiscal 1998 acquisitions accounted for under the pooling of interests method. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 - Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Earnings per share amounts for prior periods presented have been restated to conform to the SFAS 128 requirements. The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                           Three
                                          months
                                           ended
                                         Septembe
                                           r 30,
                                           1998     1997

Net income attributable to common shares   $5,505  $4,339

Basic Earnings Per Common Share
Computation:
Weighted average common shares             24,677  23,638
outstanding
Basic earnings per common share             $0.22  $0.18

Diluted Earnings Per Common Share
Computation:
          Weighted average common shares
                            outstanding:
A. Shares attributable to common stock     24,677  23,638
outstanding
B. Shares attributable to common stock        420    992
options
                                           25,097  24,630
Diluted earnings per common share           $0.22  $0.18


Note 3 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the quarter ended September 30, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of this Statement. Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, was $5.1 million and $4.6 million for the three months ended September 30, 1998 and 1997, respectively.

Note 4 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires selected information to be reported on the Company's operating segments. Operating segments are determined by the way management structures the segments in making operating decisions and assessing performance. The Company is currently reviewing what changes, if any, this will require on the presentation of the financial statements for fiscal year 1999. The adoption of this statement will not have an effect on the Company's financial position or results of operations but may result in additional disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gains or losses from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment. Gains or losses on derivative instruments not classified as hedging instruments are recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2000. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.
Item 2.

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

As is customary in the industry, the Company routinely subcontracts with third party investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These and other reimbursable costs, which vary from contract to contract, are paid by the client and, in accordance with industry practice, are included in gross revenue. Reimbursed costs vary from contract to contract. Accordingly, the Company views net revenue, which consists of gross revenue less reimbursed costs, as its primary measure of revenue growth.

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

The Company's stock is currently quoted on the Nasdaq-Amex Market
Group under the symbol "PRXL."




Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997

Net revenue increased by $19.8 million, or 31.5%, from $63.0 million for the three months ended September 30, 1997 to $82.8 million for the three months ended September 30, 1998. This net revenue growth was primarily attributable to an increase in the volume of contract research, marketing and consulting projects serviced by the Company across all geographic regions. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $12.4 million, or 30.1%, from $41.3 million for the three months ended September 30, 1997 to $53.7 million for the three months ended September 30, 1998. This increase in direct costs was due to the increase in the number of project-related personnel, hiring expenses, facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased from 65.6% for the three months ended September 30, 1997 to 64.9% for the three months ended September 30, 1998.

Selling, general and administrative expenses increased by $4.0 million, or 29.9%, from $13.2 million for the three months ended September 30, 1997 to $17.2 million for the three months September 30, 1998. This increase was due to increased selling and administrative personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. As a percentage of net revenue, selling, general and administrative expenses decreased from 21.0% for the three months ended September 30, 1997 to 20.7% for the three months ended September 30, 1998.

Depreciation and amortization expense increased by $1.6 million, from $2.6 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. The increase was due to capital spending on information technology, facility improvements and furnishings to support the increased level of operations.

Income from operations increased $1.8 million, or 31.7%, from $5.8 million for the three months ended September 30, 1997 to $7.7 million for the three months ended September 30, 1998. This increase is primarily due to the 31.5% increase in net revenues noted above. Income from operations as a percentage of net revenue remained constant at 9.3%.

Other income, net decreased by $0.4 million from $1.1 million for the three months ended September 30, 1997 to $0.7 million for the three months ended September 30, 1998. This decrease resulted from lower interest rates obtained due to a shift to tax-exempt securities in fiscal 1998, along with lower average balances of cash, cash equivalents, and marketable securities due primarily to capital spending and to fund working capital for an increased level of operations.

The Company had an income tax provision of $2.9 million for the three months ended September 30, 1998. The effective income tax rate for the three months ended September 30, 1998, was 34.4% compared to 37.9% for the three months ended September 30, 1997. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, was 65 days at September 30, 1998 compared to 54 days at June 30, 1998. This increase was due to a $13.3 million increase in accounts receivable, net of the allowance for doubtful accounts, from $109.7 million at June 30, 1998 to $123.1 million at September 30, 1998, while advance billings remained constant at $45.3 million at June 30 and September 30, 1998.

The Company had cash and cash equivalents of $39.9 million at September 30, 1998 and at June 30, 1998. Net cash used in operating activities of $4.3 million resulted primarily from net income excluding depreciation and amortization expense of $9.7 million offset primarily by a $13.3 million increase in accounts receivable and decreases in payables.

Net cash provided by investing activities of $3.6 million consisted primarily of net proceeds from sales of marketable securities of $9.0 million, partially offset by capital expenditures of $5.0 million related to facility expansions and investments in information technology.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $2.2 million, partially offset by the repayment of credit arrangements of $1.1 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $15.1 million and a capital lease line of credit with a U.S. bank for $2.4 million. At September 30, 1998, the Company had approximately $16.6 million in available credit under these arrangements.

The Company's primary short-term and long-term cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base, and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

The foregoing statements include forward-looking statements that involve risks and uncertainties. Such forward looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations as well as the desire to continue to expand through acquisitions. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, the potential loss or delay of one or more large contracts, the Company's ability to manage adequately its continued expansion, and future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions as well as those discussed in Risk Factors.

Year 2000  Readiness Disclosure Statement

Information systems are an integral part of the services the Company provides. As such, the Company recognizes that it must ensure that its service and operations will not be adversely affected by Year 2000 software and equipment failures (the "Year 2000 Issue"), which can arise from the use of date-dependent systems that utilize only two digits to represent the year applicable to a transaction; for example, "98" to represent "1998" rather than the full four digits. Computer systems engineered in this manner may not operate properly when the last two digits of the year become "00", as will occur on January 1, 2000.

The Company has initiated a four-phase program, led by its Chief Information Officer and a global, cross-functional team, to assess and remediate the effect of the Year 2000 Issue on the Company's operations. As part of this program, the Company is contacting its clients, principal suppliers, and other vendors to assess whether their Year 2000 Issues, if any, will affect the Company. This Company-wide effort began in 1997. To date, many Year 2000 dependencies have already been identified and addressed through planned systems and infrastructure evolution, replacement, or elimination. The continuing program described below is to ensure that the Company identifies and addresses all remaining Year 2000 systems and dependencies well in advance of the millennium change.

The first phase of the program, conducting an inventory of all systems and dependencies that may be affected by the Year 2000 Issue, is substantially complete. The second phase of the program, the assessment and categorization of all the inventoried systems and dependencies by level of priority, reflecting their potential impact on business continuation, is underway. Based on this prioritization, the third phase will be to develop detailed plans to address each Year 2000 Issue and a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000.

While the Company has not yet completed its full assessment of the scope of the Year 2000 Issue facing its systems and dependencies, based on its analysis to date it does not believe that the costs to be incurred will be material. However, until the full analysis is complete, the Company is unable to definitively determine whether or not future costs will be material. Furthermore, as noted above, the Company is in the process of contacting its principal clients, suppliers, and other vendors concerning the state of their Year 2000 compliance.
Until that effort is completed, the Company cannot be assured that such third party systems are or will be Year 2000 compliant and the Company is unable to estimate at this time the impact on the Company if one or more third party systems is not Year 2000 compliant. For the foregoing reasons, the Company is not able to definitively determine at this time whether the Year 2000 Issue will materially affect its future financial results or financial condition.

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (Euro).
The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has established a Euro Initiative Project Team to determine how this will affect the Company with its business processes, applications, and internal and external contracts. The project team has begun the process of determining the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, and impacts on the processes for preparing taxation and accounting records.

While the Company has not yet completed its full assessment of the scope of the Euro Conversion Issue facing its systems and dependencies, based on its analysis to date it does not believe that the costs to be incurred will be material. However, until the full analysis is complete, the Company is unable to definitively determine whether or not future costs will be material.

Item 3    Quantitative and Qualitative Disclosures about Market
Risk

The Company does not invest in market risk sensitive instruments.
RISK FACTORS

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

Loss or Delay of Large Contracts
Most of the Company's contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that cost-containment and competitive pressures have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials, and therefore, may result in a greater willingness of these companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company.

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

Dependence on Certain Industries and Clients
The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1998, the Company's top five clients accounted for 34% of the Company's consolidated net revenue. For the three months ended September 30, 1998, the Company's top five clients accounted for 44% of the Company's consolidated net revenue. In fiscal 1998 one client accounted for 12% of consolidated net revenue, and for the three months ended September 30, 1998 a different client accounted for 18% of consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

Management of Business Expansion
The Company's business and operations have experienced substantial expansion particularly over the past few years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

Risks Associated with Acquisitions
The Company has made a number of acquisitions and will continue to review future acquisition opportunities. Acquisition candidates may not continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. The Company may experience difficulty integrating acquired companies into the Company's operations.

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

Competition
The Company primarily competes against in-house departments of pharmaceutical companies, full service CROs, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price.


The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Large CROs against whom PAREXEL competes include Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry, as well pharmaceutical companies outsourcing to a fewer number of preferred CROs, has led to heightened competition for CRO contracts.

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

Potential Adverse Impact of Health Care Reform
Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. In the last few years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, health care reform may again be addressed by the U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

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

The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. The level of competition among employers for skilled personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. The Company may not be able to continue to attract and retain qualified staff.

Potential Liability; Possible Insufficiency of Insurance
Clinical research services involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, such insurance may not continue to be available on terms acceptable to the Company.

Adverse Effect of Exchange Rate Fluctuations
Approximately 41% and 44% of the Company's net revenue for fiscal 1998 and the three months ended September 30, 1998, respectively, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

Anti-Takeover Provisions; Possible Issuance of Preferred Stock The Company's Restated Articles of Organization, as amended, and Restated By-Laws contain provisions that may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. In addition, shares of the Company's preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could adversely affect the market price of the common stock and could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Description

          10.1 Employment Agreement dated October 20, 1998 between Josef H. von Rickenbach and the Company.

          10.2      Change-of-control Agreement dated October 20,
                    1998 between William T. Sobo and the Company.

          10.3      Change-of-control Agreement dated October 20,
                    1998 between James Karis and the Company.

          10.4      Change-of-control Agreement dated October 20,
                    1998 between Barry R. Philpott and the
                    Company.

          27        Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated
          August 12, 1998 reporting financial results for the three months and the fiscal year ended June 30, 1998.

          The Company filed a Current Report on Form 8-K dated
          October 29, 1998 reporting financial results for the three months ended September 30, 1998.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of November, 1998.


                         PAREXEL International Corporation


                    By:  /s/   Josef H. von Rickenbach
                               Josef H. von Rickenbach
                    President, Chief Executive Officer and Chairman




                         By:  /s/   William T. Sobo, Jr.
                              William T. Sobo, Jr.
                     Senior Vice President, Chief Financial Officer


                          EXHIBIT INDEX


Exhibit No.         Description

10.1 Employment Agreement dated October 20, 1998 between Josef H. von Rickenbach and the Company.

10.2 Change-of-control Agreement dated October 20, 1998 between William T. Sobo and the Company.

10.3 Change-of-control Agreement dated October 20, 1998 between James Karis and the Company.

10.4 Change-of-control Agreement dated October 20, 1998 between Barry R. Philpott and the Company.

27             Financial Data Schedule