Form 10-Q
period 1998-12-31
PAREXEL INTERNATIONAL CORP
filed 1999-02-10
CIK 799729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     ( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 8, 1999, there were 24,794,179 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                                                            Page

Part I.    Financial Information

     Item 1     Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets-- December 31
                and June 30,1998                                              3

                Condensed Consolidated  Statements of Operations --
                Three months ended  December 31, 1998 and 1997; Six
                months ended December 31, 1998 and 1997                       4

                Condensed Consolidated Statements of Cash Flows-- Six
                months ended December 31, 1998 and 1997                       5


                Notes to Condensed Consolidated Financial Statements          6

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

                Risk Factors                                                 14

Part II.   Other Information                                                 18

     Item 1     Legal Proceedings                                            18

     Item 4     Submission of Matters to a Vote of Security Holders          18

     Item 6     Exhibits and Reports on Form 8-K                             18

Signatures                                                                   20

Exhibit Index                                                                21

Part I.  Financial Information
Item 1 - Financial Statements

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 December 31, 1998       June 30, 1998

                                                                                    (Unaudited)
                                                                                 -----------------      ---------------

                                   ASSETS
Current assets:
 Cash and cash equivalents                                                                $ 62,973            $ 39,941
 Marketable securities                                                                      17,850              37,479
 Accounts receivable, net                                                                  133,199             109,741
 Prepaid expenses                                                                            9,852              11,895
 Other current assets                                                                        9,939              10,674
                                                                                 ------------------    ----------------
      Total current assets                                                                 233,813             209,730

Property and equipment, net                                                                 45,401              45,311
Other assets                                                                                 7,262               6,717
                                                                                 ==================    ================
                                                                                          $286,476            $261,758
                                                                                 ==================    ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Credit arrangements                                                                       $   111             $ 1,413
 Accounts payable                                                                           12,262              10,923
 Advance billings                                                                           59,579              45,273
 Other current liabilities                                                                  31,547              33,184
                                                                                 ------------------    ----------------
     Total current liabilities                                                             103,499              90,793
Other liabilities                                                                            2,804               2,585
                                                                                 ------------------    ----------------
     Total liabilities                                                                     106,303              93,378
                                                                                 ------------------    ----------------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                        -                    -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 24,822,291 and 24,657,637 at
   December 31 and June 30, 1998, respectively; shares
   outstanding: 24,792,879 and 24,628,225 at December 31
   and June 30, 1998, respectively                                                             248                 246
 Additional paid-in capital                                                                152,221             149,921
 Retained earnings and cumulative translation adjustment                                    27,704              18,213
                                                                                 ------------------    ----------------
     Total stockholders' equity                                                            180,173             168,380
                                                                                 ==================    ================
                                                                                          $286,476            $261,758
                                                                                 ==================    ================

        See notes to condensed consolidated financial statements.




                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                            For the three months              For the six months
                                                            ended December 31,                ended December 31,
                                                                1998           1997          1998             1997
                                                            --------------  ------------  -------------   -------------
Net revenue                                                       $87,855      $67,993       $170,690         $130,984
                                                            --------------  ------------  -------------   -------------


Costs and expenses:
   Direct costs                                                    58,890       44,252         112,627          85,561
   Selling, general and administrative                             17,215       14,089          34,394          27,311
   Depreciation and amortization                                    4,473        3,167           8,715           5,797
   Acquisition-related charges                                          -        4,100               -           4,100

                                                            --------------  ------------  -------------   -------------
                                                                   80,578       65,608         155,736         122,769
                                                            --------------  ------------  -------------   -------------

Income from operations                                              7,277        2,385          14,954           8,215

Other income, net                                                     627          883           1,340           2,041
                                                            --------------  ------------  -------------   -------------

Income before provision for income taxes                            7,904        3,268          16,294          10,256

Provision for income taxes                                          2,763        1,361           5,648           4,010
                                                            --------------  ------------  -------------   -------------

Net income                                                         $5,141       $1,907         $10,646          $6,246
                                                            ==============  ============  =============   =============

Earnings per common share:
   Basic                                                            $0.21        $0.08           $0.43           $0.26
   Diluted                                                          $0.21        $0.08           $0.42           $0.25






   See notes to condensed consolidated financial statements.


                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                For the six months ended
                                                                                                      December 31,

                                                                                                   1998                 1997
                                                                                               ----------------    -----------------
Cash flows from operating activities:
  Net income                                                                                          $ 10,646              $ 6,246
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                                        8,715                5,797
    Stock compensation charges of acquired company                                                        -                   2,900
    Changes in operating assets and liabilities                                                         (7,060)             (12,344)
                                                                                               ----------------    -----------------

Net cash provided by operating activities                                                               12,301                2,599
                                                                                               ----------------    -----------------

Cash flows from investing activities:
  Purchase of marketable securities                                                                    (30,550)             (46,319)
  Proceeds from sale of marketable securities                                                           50,179               78,073
  Acquisition activities                                                                                  -                  (1,410)
  Dividend paid by pooled entity                                                                          -                  (1,293)
  Purchase of plant and equipment                                                                       (8,754)             (13,862)
                                                                                               ----------------    -----------------

  Net cash provided by investing activities                                                             10,875               15,189
                                                                                               ----------------    -----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                                 2,302                2,118
  Repayments of long-term debt                                                                          (1,246)              (1,754)
                                                                                               ----------------    -----------------

Net cash provided by financing activities                                                                1,056                  364
                                                                                               ----------------    -----------------

Elimination of net cash activities of acquired companies
  for duplicated periods                                                                                  -                     672
                                                                                               ----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                            (1,200)                 436
                                                                                               ----------------    -----------------

Net increase in cash and cash equivalents                                                               23,032               19,260

Cash and cash equivalents at beginning of period                                                        39,941               38,592
                                                                                               ----------------    -----------------


Cash and cash equivalents at end of period                                                             $62,973              $57,852
                                                                                               ================    =================

    See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. The financial statements for the three and six month periods ended December 30, 1997 have been restated to reflect fiscal 1998 acquisitions accounted for under the pooling of interests method. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 -- Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Earnings per share amounts for prior periods presented have been restated to conform to the SFAS 128 requirements. The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                   For the three months            For the six months
                                                    ended December 31,             ended December 31,
                                                   1998           1997             1998            1997
                                                 ----------    -----------    -------------    ------------
Net income attributable to
     common shares                                  $5,141         $1,907          $10,646          $6,246
                                                 ==========    ===========    =============    ============

Basic Earnings Per Common Share
     Computation:
Weighted average common shares
     outstanding                                    24,787         23,790           24,732          23,751
                                                 ==========    ===========    =============    ============
Basic earnings per common share                      $0.21          $0.08            $0.43           $0.26
                                                 ==========    ===========    =============    ============

Diluted Earnings Per Common Share
     Computation:
Weighted average common shares outstanding:
  Shares attributable to common stock               24,787         23,790           24,732          23,751
  Shares attributable to common stock
     options                                           290            862              352             899
                                                 ----------    -----------    -------------    ------------
                                                    25,077         24,652           25,084          24,650
                                                 ==========    ===========    =============    ============
Diluted earnings per common share                    $0.21          $0.08            $0.42           $0.25
                                                 ==========    ===========    =============    ============


Note 3 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of this Statement. Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, was $4.4 million and $3.2 million for the three months ended December 31, 1998 and 1997, respectively. Total comprehensive income for the six months ended December 31, 1998 and 1997 totaled $9.5 million and $7.8 million, respectively.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations, the Company's Year 2000 readiness and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in the following discussion include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from that discussed in the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the potential loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the Company's ability to meet its deadlines regarding Year 2000 readiness; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed in Risk Factors.

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

Generally, the Company's contracts are terminable upon sixty days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug.

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

The Company's stock is currently quoted on the Nasdaq Stock Market under the symbol "PRXL."

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net revenue increased by $19.9 million, or 29.2%, from $68.0 million for the three months ended December 31, 1997 to $87.9 million for the three months ended December 31, 1998. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $14.6 million, or 33.1%, from $44.3 million for the three months ended December 31, 1997 to $58.9 million for the three months ended December 31, 1998. This increase in direct costs was primarily due to hiring and personnel costs along with related facilities and information systems costs to support current and future increased levels of operation. Direct costs as a percentage of net revenue increased from 65.1% for the three months ended December 31, 1997 to 67.0% for the three months ended December 31, 1998, reflecting an increase in overall operational capacity.

Selling, general and administrative expenses increased by $3.1 million, or 22.2%, from $14.1 million for the three months ended December 31, 1997 to $17.2 million for the three months December 31, 1998. This increase was due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. As a percentage of net revenue, selling, general and administrative expenses decreased from 20.7% for the three months ended December 31, 1997 to 19.6% for the three months ended December 31, 1998.

Depreciation and amortization expense increased by $1.3 million, from $3.2 million for the three months ended December 31, 1997 to $4.5 million for the three months ended December 31, 1998. The increase is due to capital spending on information technology, facility improvements and furnishings to support the increased level of operations. As a percentage of net revenue, depreciation increased from 4.7% for the three months ended December 31, 1997 to 5.1% for the three months ended December 31, 1998, reflecting an increase in overall operational capacity.

Income from operations increased $4.9 million, or 205%, from $2.4 million for the three months ended December 31, 1997 to $7.3 million for the three months ended December 31, 1998. During the three months ended December 31, 1997, the Company incurred a $4.1 million charge related to the acquisition of Kemper-Masterson, Inc. Excluding the impact of this charge, income from operations increased from $6.5 million, or 9.6% of net revenue for the three months ended December 31, 1997 to $7.3 million, or 8.3% of net revenue, for the three months ended December 31, 1998.

Other income, net decreased by $0.3 million from $0.9 million for the three months ended December 31, 1997 to $0.6 million for the three months ended December 31, 1998. This decrease is due to lower average cash, cash equivalent and marketable securities balances during the second quarter of fiscal 1999 in comparison to the second quarter of fiscal 1998 due to capital spending and to fund working capital for an increased level of operations.

The Company had an income tax provision of $2.8 million for the three months ended December 31, 1998. The effective income tax rate for the three months ended December 31, 1998, was 35.0% compared to 41.6% for the three months ended December 31, 1997. Prior to restatement for certain acquisitions accounted for as pooling of interests, the Company's effective tax rate was 35.0% for the three months ended December 31, 1997. After restatement, the effective tax rate increased to 41.6% for the three months ended December 31, 1997 due to unusable net operating loss carryforwards and non-deductible expenses of the acquired companies.

Results of Operations

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

Net revenue increased by $39.7 million, or 30.3%, from $131.0 million for the six months ended December 31, 1997 to $170.7 million for the six months ended December 31, 1998. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $27.1 million, or 31.6%, from $85.6 million for the six months ended December 31, 1997 to $112.6 million for the six months ended December 31, 1998. This increase in direct costs was primarily due to hiring and personnel costs along with related facilities and information systems costs to support current and future increased levels of operation. Direct costs as a percentage of net revenue increased from 65.3% for the six months ended December 31, 1997 to 66.0% for the six months ended December 31, 1998, reflecting an increase in overall operational capacity.

Selling, general and administrative expenses increased by $7.1 million, or 25.9%, from $27.3 million for the six months ended December 31, 1997 to $34.4 million for the six months December 31, 1998. This increase was due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. As a percentage of net revenue, selling, general and administrative expenses decreased from 20.8% for the six months ended December 31, 1997 to 20.1% for the six months ended December 31, 1998.

Depreciation and amortization expense increased by $2.9 million, from $5.8 million for the six months ended December 31, 1997 to $8.7 million for the six months ended December 31, 1998. The increase was due to capital spending on information technology, facility improvements and furnishings to support the increased level of operations. As a percentage of net revenue, depreciation increased from 4.4% for the six months ended December 31, 1997 to 5.1% for the six months ended December 31, 1998, reflecting an increase in overall operational capacity.

Income from operations increased $6.7 million, or 82.0%, from $8.2 million for the six months ended December 31, 1997 to $15.0 million for the six months ended December 31, 1998. During the six months ended December 31, 1997, the Company incurred a $4.1 million charge related to the acquisition of Kemper-Masterson, Inc. Excluding the impact of this charge, income from operations increased from $12.3 million, or 9.4% of net revenue for the six months ended December 31, 1997 to $15.0 million, or 8.8% of net revenue, for the six months ended December 31, 1998.

Other income, net decreased by $0.7 million from $2.0 million for the six months ended December 31, 1997 to $1.3 million for the six months ended December 31, 1998. This decrease resulted from lower interest rates obtained due to a shift to tax-exempt securities in fiscal 1998, along with lower average balances of cash, cash equivalents, and marketable securities due primarily to capital spending and to fund working capital for an increased level of operations.

The Company had an income tax provision of $5.6 million for the six months ended December 31, 1998. The effective income tax rate for the six months ended December 31, 1998, was 34.7% compared to 39.1% for the six months ended December 31, 1997. Prior to restatement for certain acquisitions accounted for as pooling of interests, the Company's effective tax rate was 35.0% for the six months ended December 31, 1997. After restatement, the effective tax rate increased to 39.1% for the six months ended December 31, 1997 due to unusable net operating loss carryforwards and non-deductible expenses of the acquired companies.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, improved to 56 days at December 31, 1998 compared to 65 days at September 30, 1998 due to an increase in cash collections during the quarter.

The Company had cash and cash equivalents of $63.0 million at December 31, 1998 compared to $39.9 million at June 30, 1998. Net cash provided by operating activities of $12.3 million resulted primarily from net income excluding depreciation and amortization expense of $19.4 million, a $14.3 million increase in deferred revenue and a $2.8 million decrease in other current assets and prepaid expenses, partially offset by a $23.5 million increase in accounts receivable.

Net cash provided by investing activities of $10.9 million consisted primarily of net proceeds from sales of marketable securities of $19.6 million, partially offset by capital expenditures of $8.8 million related to information technology, facility improvements and furnishings.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $2.3 million, partially offset by the repayment of credit arrangements of $1.2 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $15.3 million. At December 31, 1998, the Company had approximately $15.1 million in available credit under these arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base, and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

Year 2000  Readiness Disclosure Statement

Information systems are an integral part of the services the Company provides. As such, the Company recognizes that it must ensure that its service and operations will not be adversely affected by Year 2000 software and equipment failures (the "Year 2000 Issue") which can arise from the use of date-dependent systems that utilize only two digits to represent the year applicable to a transaction; for example, "99" to represent "1999" rather than the full four digits. Computer systems engineered in this manner may not operate properly when the last two digits of the year become "00", as will occur on January 1, 2000.

The Company has initiated a four-phase program, led by its Chief Information Officer and a global, cross-functional team, to assess and remediate the effect of the Year 2000 Issue on the Company's operations. As part of this program, the Company is contacting its clients, principal suppliers, and other vendors to assess whether their Year 2000 Issues, if any, will affect the Company. This effort is ongoing, with responses already received from more than half of these entities.

This Company-wide effort began in 1997, and to date, several Year 2000 issues have already been identified and addressed through planned systems and infrastructure evolution, replacement, or elimination. The continuing program described below is to ensure that the Company identifies and addresses all remaining Year 2000 issues in advance of the year 2000.

The first phase of the program, conducting an inventory of all systems that may be affected by the Year 2000 Issue, is complete for all critical business functions. The second phase of the program, the assessment and categorization of all the inventoried systems by level of priority, reflecting their potential impact on business continuation, is substantially complete for all key business areas and is expected to be completed by March 1999. Based on this prioritization, the third phase is to develop detailed plans to address each Year 2000 Issue and to develop a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000. Contingency plans will vary by function and will identify the work procedure change or sourcing alternative to be utilized in the event that the primary system fails. This third phase is currently in process, with detailed plans already completed for most critical business functions. The fourth phase of the program is the implementation of the detailed plans. This phase is also in various states of completion within the numerous functional areas. It is anticipated that all functions essential for business continuity will be fully compliant by June 30, 1999.

The Company estimates that the aggregate cost of its Year 2000 program will be approximately $3 million, of which approximately 20% has already been incurred. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 Issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, if the Company cannot continue to utilize certain resources or rely on third parties to respond timely, or the Company fails to meet its deadlines, actual results could differ materially from those expected by the Company.

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is from January 1, 1999 to January 1, 2002. The Company has established a Euro Initiative Project Team to determine how this will affect the Company with its business processes, applications, and internal and external contracts. The project team has begun the process of determining the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, and impacts on the processes for preparing taxation and accounting records.

While the Company has not yet completed its full assessment of the scope of the Euro Conversion Issue facing its systems and dependencies, based on its analysis to date it does not believe that the costs to be incurred will be material. However, until the full analysis is complete, the Company is unable to definitively determine whether or not future costs will be material.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including the forward-looking statements made in the section of this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations and other forward-looking statements that the Company may make from time to time.

Loss or Delay of Large Contracts
Generally, the Company's contracts are terminable upon sixty days' notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. In addition, the Company believes that cost-containment and competitive pressures have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials, and therefore, may result in higher cancellation rates on contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the financial performance of the Company.

Variability of Quarterly Operating Results
The Company's quarterly operating results have been subject to variation, and will continue to be subject to variation, depending upon factors such as the level of new business authorizations, the timing of the initiation, progress, or cancellation of significant projects, exchange rate fluctuations, the mix of services offered, the opening of new offices and other internal expansion costs, the costs associated with integrating acquisitions and the startup costs incurred in connection with the introduction of new products and services. Because a high percentage of the Company's operating costs are relatively fixed, variations in the initiation, completion, delay or loss of contracts, or in the progress of client projects can cause material adverse variations in quarterly operating results.

Dependence on Certain Industries and Clients
The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's operations could be materially and adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to outsource large clinical research projects. A reversal or slowing of this trend would have a material adverse effect on the Company. In fiscal 1998, the Company's top five clients accounted for 34% of the Company's consolidated net revenue. For the three months ended December 31, 1998, the Company's top five clients accounted for 47% of the Company's consolidated net revenue, and for the six months ended December 31, 1998, the top five clients accounted for 44% of consolidated net revenue. In fiscal 1998, one client accounted for 12% of consolidated net revenue, and for the three months ended December 31, 1998 a different client accounted for 20% of consolidated net revenue. For the six months ended December 31, 1998, one client accounted for 19% of consolidated net revenue. The loss of business from a significant client could have a material adverse effect on the Company.

Management of Business Expansion
The Company's business and operations have experienced substantial expansion particularly over the past few years. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, sales, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. In the event that the operation of an acquired business does not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. Failure by the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

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

Dependence  on  Personnel;  Ability to Attract and Retain  Personnel
The Company relies on a number of key executives, including Josef H. von Rickenbach, its President, Chief Executive Officer and Chairman, upon whom the Company maintains key man life insurance. Although the Company has entered into agreements containing non-competition restrictions with its senior officers, the Company does not have employment agreements with certain of these persons and the loss of the services of any of the Company's key executives could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. The level of competition among employers for skilled personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. The Company may not be able to continue to attract and retain qualified staff.

Potential  Liability;  Possible  Insufficiency  of Insurance
Clinical research services primarily involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a drug approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. In addition, such insurance may not continue to be available on terms acceptable to the Company.

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

Adverse Effect of Exchange Rate Fluctuations
Approximately 41% of the Company's net revenue for fiscal 1998, 42% for the three months ended December 31, 1998, and 43% for the six months ended December 31, 1998, was derived from the Company's operations outside of North America. Since the revenue and expenses of the Company's foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the United States dollar will subject the Company to currency translation risk with respect to the results of its foreign operations. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material adverse effect on the Company's results of operations. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

Part II.  Other Information

Item 1.    Legal Proceedings

            The Company has been named as one of many defendants in several product liability actions pending in two state courts. The claims relate to drugs approved for use by the Food & Drug Administration and for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. The Company has provided notice of these matters to its insurance carrier and has submitted requests to its clients for indemnification under the terms of its indemnification arrangements with those companies.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) On November 12, 1998, the Company held its 1998 Annual Meeting of Stockholders.

           (b) Not applicable.

           (c) At the meeting, the stockholders of the Company voted:

               (1) to  elect  the  following  persons  to  serve  as  Class  III directors, to serve for a three-year term (until the Annual Meeting of Stockholders in 2001). The votes cast were as follows:
                                                         For          Withheld

                   Josef H. von Rickenbach            20,070,138       193,125

                   A. Dana Callow, Jr.                20,069,812       193,451

               (2) to ratify  the  selection  of  PricewaterhouseCoopers  LLP as independent auditors for the fiscal year ending June 30, 1999. The votes cast were as follows:

                    For                    Against                    Abstain

                    20,248,251              5,811                       9,201

           (d) Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit No.       Description

                   10.1 Third Amendment to Lease dated 11/17/98 between Boston Properties Limited Partnership and the Company.

                   10.2 Lease dated 11/17/98 between Boston Properties Limited Partnership and the Company.

                   27              Financial Data Schedule

           (b) Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K dated January 27, 1999 reporting financial results for the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 9th day of February, 1999.


 PAREXEL International Corporation


 By:/s/   Josef H. von Rickenbach__________

       Josef H. von Rickenbach
       President, Chief Executive Officer and Chairman




 By:/s/   William T. Sobo, Jr. ______________

      William T. Sobo, Jr.
      Senior Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.  Description

10.1 Third Amendment to Lease dated 11/17/98 between Boston Properties Limited Partnership and the Company.

10.2 Lease dated 11/17/98 between Boston Properties Limited Partnership and the Company

27           Financial Data Schedule

EXHIBIT 10.1  THIRD AMENDMENT TO LEASE


         THIRD AMENDMENT TO LEASE dated as of this 17th day of November, 1998 by and between BOSTON PROPERTIES LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord") (as successor-in-interest to 200 West Street Limited Partnership) and PAREXEL INTERNATIONAL CORPORATION, a Massachusetts corporation ("Tenant").

                            R E C I T A L S

         WHEREAS, by lease dated June 14, 1991 (the "Original Lease"), Landlord did lease to Tenant and Tenant did hire and lease from Landlord certain premises in the building known as and numbered 195 West Street, Waltham, Massachusetts (the "Building") containing a total of 48,258 square feet of rentable floor area (hereinafter sometimes referred to as the "Initial Premises").

         WHEREAS, by First Amendment to Lease dated January 3, 1992 (the "First Amendment"), Tenant exercised its right pursuant to Section 2.1.1.1 of the Original Lease to lease from Landlord an additional 15,242 square feet of rentable floor area in the Building (the "Additional Premises") upon the terms and conditions contained in the First Amendment. The Initial Premises and the Additional Premises are hereinafter sometimes collectively referred to as the "Premises".

         WHEREAS, by Second Amendment to Lease dated June 28, 1993 (the "Second Amendment"), Tenant leased from Landlord an additional 660 square feet in the basement of the Building (the "Tenant's Storage Space") upon the terms and conditions contained in the Second Amendment. The Original Lease, First Amendment and Second Amendment are hereinafter collectively referred to as the "Lease."

         WHEREAS, the term of the Lease (the "Term") is currently scheduled to expire on August 31, 2001, at which point Tenant has the option to extend the Term for two (2) consecutive periods of five (5) years each, as set forth in the Lease.

         WHEREAS, by lease to be executed and delivered simultaneously herewith (the "200 West Street Lease"), Landlord shall lease to Tenant and Tenant shall hire and lease from Landlord certain premises (the "200 West Street Premises") located in a building to be constructed by Landlord and known as and numbered 200 West Street, Waltham, Massachusetts.

         Landlord and Tenant are entering into this instrument to provide Tenant with the option to make the Term of the Lease coterminous with the date established as the expiration date of the 200 West Street Lease, and to amend the Lease accordingly.

         NOW, THEREFORE, in consideration of One Dollar ($1.00) and other good and valuable consideration in hand this date paid by each of the parties to the other, the receipt and sufficiency of which are hereby severally acknowledged, and in further consideration of the mutual promises herein contained, Landlord and Tenant hereby agree to and with each other as follows:

         1. (A) Notwithstanding anything contained in Section 2.4.1 of the Lease to the contrary and provided that at the time of exercise and commencement of the extension option period described below (i) there exists no Event of Default (as defined in Section 7.1 of the Lease),
         (ii) the Lease is still in full force and effect and (iii) Tenant has not assigned the Lease or sublet more than forty percent (40%) of the Rentable Floor Area of the Premises in the aggregate (not including any assignment or subleasing under Section 5.6.1 of the Lease), Tenant shall have the right to extend the Term of the Lease upon all the same terms, conditions, covenants and agreements contained in the Lease (except for Annual Fixed Rent, which shall be adjusted during the option period as hereinbelow set forth) for one (1) period of seven (7) years and eight (8) months (or such other time period as will make the expiration of the Term of the Lease coterminous with the date established as the expiration date of the 200 West Street Lease, it being understood that the commencement date for the 200 West Street Lease has yet to be determined and accordingly that the date established as the expiration date of the 200 West Street Lease has also yet to be determined) as hereinafter set forth. The option period is sometimes herein referred to as the "Interim Extended Term".

         (B) (i) If Tenant desires to exercise the option to extend the Term, then Tenant shall give notice to Landlord, not earlier than fifteen
         (15) months nor later than twelve (12) months prior to the expiration of the Term of the Lease, of Tenant's request for Landlord's quotation to Tenant of a proposed annual fixed rent for the Interim Extended Term, which shall not be less than $21.00 per square foot of Rentable Floor Area of the Premises and shall be expressed in relation to the tax and operating cost bases and provisions for payment of tenant electricity as contained in the Lease. If at the expiration of thirty
         (30) days after the date when Landlord receives Tenant's written request as aforesaid (the "Negotiation Period"), Landlord and Tenant have not reached agreement on a determination of an annual rental for the Interim Extended Term and executed a written instrument extending the Term of this Lease pursuant to such agreement, then Tenant shall have the right, for fifteen (15) days following the expiration of the Negotiation Period, to make a request to Landlord for a broker determination (the "Broker Determination") of the Prevailing Market Rent (as defined in Exhibit G to the Original Lease) for the Interim Extended Term, which Broker Determination shall be made in the manner set forth in the aforesaid Exhibit G.

         (B) (ii) If Tenant timely shall have requested the Broker Determination, then in order to exercise its right to extend the Term of the Lease for the Interim Extended Term, Tenant, within fifteen (15) days after receipt of the Broker Determination, shall give written notice to Landlord of Tenant's exercise of its right to extend the Lease Term for the Interim Extended Term pursuant to this Section 1(B)(ii), in which case the Annual Fixed Rent for the Interim Extended Term shall be the greater of (a) the Prevailing Market Rent as determined by the Broker Determination or (b) $21.00 per square foot of Rentable Floor Area of the Premises and shall be expressed in relation to the tax and operating cost bases and provisions for payment of tenant electricity as contained in the Lease. Upon the giving of notice by Tenant within said fifteen (15) day period as provided in this subsection (B)(ii) then this Lease and Lease Term hereof shall be extended to the date established as the expiration date of the 200 West Street Lease upon all of the same terms, conditions, covenants and agreements contained in this Lease except that the Annual Fixed Rent for the Interim Extended Term shall be the rent determined as described in this subparagraph.

         (C) Upon the giving of notice by Tenant to Landlord exercising Tenant's option to extend the Lease Term in accordance with the provisions of either subsection B(i) or B(ii) above, then the Lease and the Lease Term hereof shall be extended, for the Interim Extended Term, without the necessity for the execution of any additional documents, except that Landlord and Tenant agree to enter into an instrument in writing setting forth the Annual Fixed Rent for the Interim Extended Term as determined in the relevant manner set forth in this Section 1; and in such event all references herein to the Lease Term or the term of the Lease shall be construed as referring to the Lease Term, as so extended, unless the context clearly otherwise requires.

         (D) Notwithstanding anything contained in the Lease to the contrary, it is understood and agreed that (i) upon the expiration of the Original Term of the Lease, Tenants only extension option shall be the extension option described in this Section 1, (ii) if Tenant shall exercise the extension option described in this Section 1, the extension option(s) described in Section 2.4.1 of the Lease shall be subsequently exercisable by Tenant at the times and in the manner set forth in said
         Section 2.4.1, as if the expiration of the Interim Extended Term were the expiration of the Original Term of the Lease and (iii) if Tenant shall not exercise the extension option described in this Section 1, the extension options described in Section 2.4.1 shall be null and void and of no further force and effect.

         2. (A) Tenant warrants and represents that Tenant has not dealt with any broker in connection with the consummation of this Third Amendment other than Meredith & Grew Incorporated (the "Recognized Broker"); and in the event any claim is made against Landlord relative to dealings by Tenant with brokers other than the Recognized Broker, Tenant shall defend the claim against Landlord with counsel of Tenant's selection first approved by Landlord (which approval will not be unreasonably withheld) and save harmless and indemnify Landlord on account of loss, cost or damage which may arise by reason of such claim.

                  (B) Landlord warrants and represents that Landlord has not dealt with any broker in connection with the consummation of this Third Amendment other than the Recognized Broker; and in the event any claim is made against Tenant relative to dealings by Landlord with brokers other than the Recognized Broker, Landlord shall defend the claim against Tenant with counsel of Landlord's selection first approved by Tenant (which approval will not be unreasonably withheld) and save harmless and indemnify Tenant on account of loss, cost or damage which may arise by reason of such claim. Landlord agrees that it shall be solely responsible for the payment of brokerage commissions to the Recognized Broker.

         3. Except as otherwise expressly provided herein, all capitalized terms used herein without definition shall have the same meanings as are set forth in the Lease.

         4. Except as herein amended the Lease shall remain unchanged and in full force and effect. All references to the "Lease" shall be deemed to be references to the Lease as amended by the First Amendment, the Second Amendment and as herein amended.

         EXECUTED as a sealed instrument as of the date and year first above written.

WITNESS:                                   LANDLORD:

                                           BOSTON PROPERTIES LIMITED PARTNERSHIP

                                           By: Boston Properties, Inc., its
                                               General Partner

                                           By_/s/James C. Rosenfeld________
                                           Name__James C. Rosenfeld________
                                           Title_Senior Vice President_____


ATTEST:                                    TENANT:

                                           PAREXEL INTERNATIONAL CORPORATION

By
Name
Title   SECRETARY
(OR ASSISTANT SECRETARY)                   By_/s/Josef von Rickenbach_____
                                           Name__Josef von Rickenbach_____
                                           Title_CEO and Chairman_________
                                           HEREUNTO DULY AUTHORIZED


                                           By_/s/William T. Sobo, Jr.________
                                           Name__William T. Sobo, Jr.________
                                           Title     TREASURER
                                           HEREUNTO DULY AUTHORIZED

EXHIBIT 10.2


                                   200 WEST STREET
                                WALTHAM, MASSACHUSETTS

                             LEASE DATED November 17, 1998



         THIS INSTRUMENT IS AN INDENTURE OF LEASE in which the Landlord and the Tenant are the parties hereinafter named, and which relates to space in a certain building (the "Building") known as, and with an address at, 200 West Street, Waltham, Massachusetts.
         The parties to this Indenture of Lease hereby agree with each other as follows:

                                                      ARTICLE I

                                                   REFERENCE DATA

1.1      Subjects Referred To:

         Each reference in this Lease to any of the following subjects shall be construed to incorporate the data stated for that subject in this
         Article:

         LANDLORD:                       Boston Properties Limited Partnership,
                                         a Delaware limited partnership

         LANDLORD'S ORIGINAL             c/o Boston Properties, Inc.
         ADDRESS:                        8 Arlington Street
                                         Boston, Massachusetts 02116

         LANDLORD'S CONSTRUCTION         James C. Rosenfeld
         REPRESENTATIVE:

         TENANT:                         PAREXEL International Corporation,
                                         a Massachusetts corporation.

         TENANT'S ORIGINAL               195 West Street
         ADDRESS:                        Waltham, Massachusetts 02154

         TENANT'S CONSTRUCTION           Jeanette Indorato
         REPRESENTATIVE:

         TENANT PLAN INFORMATION
         DATE:                           September 1, 1998

         TENANT PLAN DELIVERY
         DATE:                           October 23, 1998

         TENANT PLAN APPROVAL
         DATE:                           December 1, 1998

         SPECIAL ALLOWANCE:              As defined in Section 3.1.1.

         INITIAL PHASE I SCHEDULED
         COMPLETION DATE:                May 1, 1999

         FOURTH FLOOR SCHEDULED
         COMPLETION DATE:                July 1, 1999

         PHASE I OUTSIDE
         COMPLETION DATE:                December 1, 1999

         COMMENCEMENT DATE:              As defined in Sections 2.4 and 3.2
                                         hereof for that portion of the Premises
                                         that Tenant is leasing at any time
                                         pursuant to the provisions of this
                                         Lease.

         PREMISES A SCHEDULED
         COMMENCEMENT DATE:              May 1, 1999

         PREMISES B SCHEDULED
         COMMENCEMENT DATE:              July 1, 1999

         PREMISES C SCHEDULED
         COMMENCEMENT DATE:              October 1, 1999

         PREMISES D SCHEDULED
         COMMENCEMENT DATE:              May 1, 2000

TERM (SOMETIMES  CALLED One hundred  twenty  (120)  months THE  ORIGINAL  TERM):
     commencing on the first of the Commencement Dates to occur pursuant to Sections 2.4 and 3.2 hereof (the Measuring Date) plus the partial month, if any, in which the Measuring Date occurs, unless sooner terminated or extended in accordance with the terms and provisions of this Lease.

PREMISES A TERM: That period of time commencing on the Commencement Date for Premises A and expiring, unless sooner terminated or extended in accordance with the terms and provisions of this Lease, upon the expiration of the Term.

PREMISES B TERM: That period of time commencing on the Commencement Date for Premises B and expiring, unless sooner terminated or extended in accordance with the terms and provisions of this Lease, upon the expiration of the Term.

PREMISES C TERM: That period of time commencing on the Commencement Date for Premises C and expiring, unless sooner terminated or extended in accordance with the terms and provisions of this Lease, upon the expiration of the Term.

PREMISES D TERM: That period of time commencing on the Commencement Date for Premises D and expiring, unless sooner terminated or extended in accordance with the terms and provisions of this Lease, upon the expiration of the Term.

EXTENSION OPTIONS: Two (2) periods of five (5) years each as provided in and on the terms set forth in Section 2.4.1 hereof.

THE SITE: That certain parcel of land known as and numbered 200 West Street, Waltham, Middlesex County, Massachusetts, being more particularly described in Exhibit A attached hereto.

THE BUILDING: The Building known as and numbered 200 West Street, Waltham, Massachusetts; it being understood and agreed that the Building is to be constructed in two phases of 129,199 rentable square feet (Phase I of the Building) and 119,142 rentable square feet (Phase II of the Building), respectively, and that the term Building as used herein shall mean that Phase of the Building for which a base building certificate of occupancy has been issued by the City of Waltham at any given time. Phase I of the Building and Phase II of the Building are appropriately labeled on Exhibit A-1 and Exhibit E attached hereto and hereby made a part hereof.

THE COMPLEX: The Building together with all parking areas, the Site and all improvements (including landscaping) thereon and thereto.

TENANT'S SPACE That portion of the Building that Tenant is (SOMETIMES ALSO leasing at any time pursuant to the CALLED THE PREMISES): provisions of this Lease.

PREMISES A: That certain portion of Phase I of the Building, consisting of the greater of (i) 35,554 rentable square feet of floor area and (ii) the product of (x) 185 rentable square feet of floor area or (y) the number of Tenant employees to be occupying Premises A (as set forth in a notice from Tenant to Landlord to be given no later than April 1, 1999) located on the first, second and/or third floors of Phase I of the Building and to be designated by Tenant in the aforesaid notice to Landlord (it being understood and agreed that if no such notice is given, Premises A shall consist of 35,554 rentable square feet of floor area).

PREMISES B:  That  certain  portion  of Phase I of the  Building  (exclusive  of
     Premises A), consisting of the greater of (i) 33,534 rentable square feet of floor area or (ii) the product of (x) 185 rentable square feet of floor area and (y) the number of Tenant employees to be occupying Premises B (as set forth in a notice from Tenant to Landlord to be given no later than June 1, 1999) located on the first, second, third and/or fourth floors of Phase I of the Building and to be designated by Tenant in the aforesaid notice to Landlord. Notwithstanding the foregoing, in no event shall the sum of the Rentable Floor Area of Premises A and the Rentable Floor Area of Premises B (each as hereinafter defined) be less than 69,088 rentable square feet of floor area or greater than the greater of (a) 69,088 rentable square feet of floor area or (b) 185 square feet times the total number of Tenant employees to be occupying Premises A and Premises B.

PREMISES C:  That  certain  portion  of Phase I of the  Building  (exclusive  of
     Premises A and Premises B), consisting of the greater of (i) 24,624 rentable square feet of floor area or (ii) the product of (x) 185 rentable square feet of floor area and (y) the number of Tenant employees to be occupying Premises C (as set forth in a notice from Tenant to Landlord to be given no later than September 1, 1999) located on the first, second, third and/or fourth floors of Phase I of the Building and to be designated by Tenant in the aforesaid notice to Landlord. Notwithstanding the foregoing, in no event shall the sum of the Rentable Floor Area of Premises A, the Rentable Floor Area of Premises B and the Rentable Floor Area of Premises C (each as hereinafter defined) be less than 93,712 rentable square feet of floor area or greater than the greater of (a) 93,712 rentable square feet of floor area or (b) 185 square feet times the total number of Tenant employees to be occupying Premises A, B and C.

PREMISES D:  That  certain  portion  of Phase I of the  Building  (exclusive  of
     Premises A, Premises B and Premises C), consisting of an amount of rentable floor area located on the first, second, third and/or fourth floors of the Building (which such amount shall equal the difference between the Total Rentable Floor Area of Phase I of the Building and the sum of the Rentable Floor Area of Premises A, the Rentable Floor Area of Premises B and the Rentable Floor Area of Premises C, as hereinafter defined). Tenant shall provide Landlord with thirty (30) days prior written notice of the date on which it intends to occupy Premises D.

RENTABLE FLOOR AREA The  rentable  floor area of all of the space at OF TENANT'S
     SPACE any given time under lease to Tenant in the (SOMETIMES ALSO Building under this Lease, including the CALLED RENTABLE FLOOR Rentable Floor Area of Premises A, the AREA OF THE PREMISES): Rentable Floor Area of Premises B, the Rentable Floor Area of Premises C, the Rentable Floor Area of
     Premises D and any space added thereto by Tenant pursuant to its rights under this Lease.

RENTABLE FLOOR AREA The square  footage to be  determined  as set OF PREMISES A:
     forth in the definition of Premises A above.

RENTABLE FLOOR AREA The square  footage to be  determined  as set OF PREMISES B:
     forth in the definition of Premises B above.

RENTABLE FLOOR AREA The square  footage to be  determined  as set OF PREMISES C:
     forth in the definition of Premises C above.

RENTABLE FLOOR AREA The square  footage to be  determined  as set OF PREMISES D:
     forth in the definition of Premises D above.

         TOTAL RENTABLE FLOOR
         AREA OF PREMISES A,
         PREMISES B, PREMISES
         C AND PREMISES D:               129,199 square feet.

         TOTAL RENTABLE FLOOR
         AREA OF PHASE I OF THE
         BUILDING:                       129,199 square feet.

         TOTAL RENTABLE FLOOR
         AREA OF PHASE II OF
         THE BUILDING:                   119,142 square feet.

         TOTAL RENTABLE FLOOR
         REA OF THE BUILDING:            248,341 square feet.

          NUMBER OF TENANT'S To be provided at a ratio of 3.8 spaces per PARKING
               SPACES: 1,000 square feet of Rentable Floor Area of Tenant's Space, exclusive of the Parking Structure to be constructed pursuant to and in accordance with Section 8.22 below.

          ANNUAL FIXED RENT The sum of the Annual  Fixed Rents  (SOMETIMES  ALSO
               CALLED applicable to the Premises under lease FIXED RENT): to Tenant in the Building under this Lease.

          ANNUAL FIXED  RENT FOR (a)  During the first  thirty-six  (36)  months
               PREMISES A: of the Original Term of this Lease plus the partial month, if any, in which the Measuring Date (as defined above) occurs (to the extent occurring during any portion of the Premises A Term) at an annual rate equal to the product of (i) $29.50 and (ii) the Rentable Floor Area of Premises A? (as defined in this Section 1.1).

          (b)  During  the  thirty-seventh  (37th)  through  the  seventy-second
               (72nd) months of the Original Term of this Lease at an annual rate equal to the product of (i) $31.00 and (ii) the Rentable Floor Area of Premises A.

          (c) During the seventy-third (73rd) through the one hundred twentieth (120th) months of the Original Term of this Lease at an annual rate equal to the product of (i) $33.00 and (ii) the Rentable Floor Area of Premises A.

          ANNUAL FIXED RENT FOR (a) During the first  thirty-six  (36) months of
               PREMISES B: the Original Term of this Lease plus the partial month, if any, in which the Measuring Date (as defined above) occurs (to the extent occurring during any portion of the Premises B Term) at an annual rate equal to the product of (i) $29.50 and (ii) the "Rentable Floor Area of Premises B" (as defined in this Section 1.1).

          (b)  During  the  thirty-seventh  (37th)  through  the  seventy-second
               (72nd) month of the Original Term of this Lease at an annual rate equal to the product of (i) $31.00 and (ii) the Rentable Floor Area of Premises B.

          (c) During the seventy-third (73rd) through the one hundred twentieth (120th) months of the Original Term of this Lease at an annual rate equal to the product of (i) $33.00 and (ii) the Rentable Floor Area of Premises B.

          ANNUAL FIXED RENT FOR (a) During the first  thirty-six  (36) months of
               PREMISES C: the Original Term of this Lease plus the partial month, if any, in which the Measuring Date (as defined above) occurs (to the extent occurring during any portion of the Premises C Term) at an annual rate equal to the product of (i) $29.50 and (ii) the "Rentable Floor Area of Premises C" (as defined in this Section 1.1).

          (b) During the thirty-seventh (37th) through the seventy-second months of the Original Term of this Lease at an annual rate equal to the product of (i) $31.00 and (ii) the Rentable Floor Area of Premises C.

          (c) During the seventy-third (73rd) through the one hundred twentieth (120th) months of the Original Term of this Lease at an annual rate equal to the product of (i) $33.00 and (ii) the Rentable Floor Area of Premises C.

          ANNUAL FIXED RENT FOR (a) During the first  thirty-six  (36) months of
               PREMISES D: the Original Term of this Lease plus the partial month, if any, in which the Measuring Date (as defined above) occurs (to the extent occurring during any portion of the Premises D Term) at an annual rate equal to the product of (i) $29.50 and (ii) the "Rentable Floor Area of Premises D" (as defined in this Section 1.1).

          (b) During the thirty-seventh (37th) through the seventy-second months of the Original Term of this Lease at an annual rate equal to the product of (i) $31.00 and (ii) the Rentable Floor Area of Premises D.

          (c) During the seventy-third (73rd) through the one hundred twentieth (120th) months of the Original Term of this Lease at an annual rate equal to the product of (i) $33.00 and (ii) the Rentable Floor Area of Premises D.

          ANNUAL FIXED RENT As  determined  pursuant to Section 2.4.1 DURING THE
               EXTENDED if the extension option(s) are exercised TERM(S): in accordance with Section 2.4.1.

          OPERATING EXPENSES:            As provided in Section 2.6 hereof.

          REAL ESTATE TAXES:             As provided in Section 2.7 hereof.

          TENANT ELECTRICITY: Initially as provided in Section 2.5 subject to adjustment as provided in Section 2.8.

          PERMITTED USES:                General office purposes.


          INITIAL MINIMUM $5,000,000.00 per occurrence on a LIMITS OF TENANT'S per location basis and in the aggregate, COMMERCIAL GENERAL which can be made up with a combination of LIABILITY INSURANCE: primary and excess coverage.

          BROKER:                        Meredith & Grew, Inc.
                                         160 Federal Street
                                         Boston, Massachusetts 02110


1.2      Exhibits.  There are incorporated as part of this Lease:

         EXHIBIT A                       Description of Site

         EXHIBIT A-1                     Site Plan

         EXHIBIT B                       Base Building Outline Specifications

         EXHIBIT B-1                     Tenant Plan and Working Drawing
                                         Requirements

         EXHIBIT C                       Tenant Improvements

         EXHIBIT D                       Landlord's Services

         EXHIBIT E                       Floor Plans

         EXHIBIT F                       Form of Commencement Date Agreement

         EXHIBIT G                       Broker Determination of Prevailing
                                         Market Rent

         EXHIBIT H                       Dense File Room


1.3      Table of Articles and Sections

         ARTICLE I-REFERENCE DATA

         1.1      Subjects Referred to

         1.2      Exhibits

         1.3      Table of Articles and Sections

         ARTICLE II-THE BUILDINGS, PREMISES, TERM AND RENT

         2.0      Construction of Phase II of the Building

         2.1      The Premises

                  2.1.1    Tenant's Initial Right of First Offer

                  2.1.2    Tenant's Secondary Right of First Offer

                  2.1.3    Tenant's Expansion Obligation

         2.2      Rights To Use Common Facilities

                  2.2.1    Tenant's Parking

         2.3      Landlord's Reservations

         2.4      Original Term

                  2.4.1    Extension Options

         2.5      Monthly Fixed Rent Payments

         2.6      Adjustment for Operating Expenses

         2.7      Adjustment for Real Estate Taxes

         2.8      Adjustment for Tenant Electricity

         2.9      Certain Adjustments to Operating Expenses


         ARTICLE III-CONSTRUCTION

         3.0      Base Building

         3.1      Tenant's Plans and Tenant Plan Excess Costs

                  3.1.1    Special Allowance

                  3.1.2    Change Orders

         3.2      Landlord's and Tenant's Work; Delays

         3.3      Alterations and Additions

         3.4      General Provisions Applicable to Construction


         ARTICLE IV-LANDLORD'S COVENANTS; INTERRUPTIONS AND DELAYS

         4.1      Landlord's Covenants

                  4.1.1    Services Furnished by Landlord

                  4.1.2    Additional Services Available to Tenant

                  4.1.3 Roof, Exterior Wall, Floor Slab and Common Facility Repairs

                  4.1.4    Door Signs

         4.2      Interruptions and Delays in Services and Repairs, etc.

         4.3      Environmental Laws

         4.4      Insurance

         4.5      Indemnity

         4.6      Leasing Restrictions


         ARTICLE V-TENANT'S COVENANTS

         5.1      Payments

         5.2      Repair and Yield Up

         5.3      Use

         5.4      Obstructions; Items Visible From Exterior; Rules and
                  Regulations

         5.5      Safety Appliances; Licenses

         5.6      Assignment; Sublease

         5.7      Indemnity; Insurance

         5.8      Personal Property at Tenant's Risk

         5.9      Right of Entry

         5.10     Floor Load; Prevention of Vibration and Noise

         5.11     Personal Property Taxes


         ARTICLE VI-CASUALTY AND TAKING

         6.1      Fire and Casualty-Termination or Restoration; Rent Adjustment

         6.2      Uninsured Casualty

         6.3      Eminent Domain-Termination or Restoration

         6.4      Eminent Domain Damages Reserved


         ARTICLE VII-DEFAULT

         7.1      Tenant's Default

         7.2      Landlord's Default


         ARTICLE VIII-MISCELLANEOUS PROVISIONS

         8.1      Extra Hazardous Use

         8.2      Waiver

         8.3      Cumulative Remedies

         8.4      Quiet Enjoyment

         8.5      Notice To Mortgagee and Ground Lessor

         8.6      Assignment of Rents

         8.7      Surrender

         8.8      Brokerage

         8.9      Invalidity of Particular Provisions

         8.10     Provisions Binding, Etc.

         8.11     Recording

         8.12     Notices

         8.13     When Lease Becomes Binding

         8.14     Section Headings

         8.15     Rights of Mortgagee

         8.16     Status Report

         8.17     Self-Help

         8.18     Holding Over

         8.19     Non-Subrogation

         8.20     Corporate Signage

         8.21     Food Service Facility

         8.22     Parking Structure

         8.23     Governing Law


                                                     ARTICLE II

                                          BUILDING, PREMISES, TERM AND RENT

2.0 CONSTRUCTION OF PHASE II OF THE BUILDING. Phase I of the Building is presently under construction on the Site. In addition, Landlord shall construct Phase II of the Building and parking areas, garages, structures and/or decks and other improvements associated therewith (collectively called "Phase II of the Building And Improvements") of substantially similar size, shape, dimensions, architecture and location as shown on Exhibit A-1 attached hereto. In conjunction therewith, Landlord shall perform any and all site work or other work to the Site and Phase I of the Building required therefor and/or to integrate Phase I of the Building and Phase II of the Building and all parking areas, garages, structures and decks into one unified Complex including, but not limited to, the layout, modification and installation of utilities, access, landscaping and additional parking as set forth in Exhibit A-1. During construction of Phase II of the Building And Improvements, Landlord shall use good faith efforts to minimize material interference with Tenant's use of the Complex consistent with the fact that construction will be occurring.

2.1 Landlord hereby demises and leases to Tenant, and Tenant hereby hires and accepts from Landlord, Tenant's Space in the Building excluding exterior faces of exterior walls, the common stairways, stairwells and exitways, elevators and elevator wells, elevator lobbies, toilets, fan rooms, electric and telephone closets, janitor closets, and pipes, ducts, conduits, wires and appurtenant fixtures serving exclusively, or in common, other parts of the Building.

         Tenant's Space with such exclusions is hereinafter referred to as the "Premises". The term "Building" means the Building as defined in
         Section 1.1, and which is the subject of this Lease; the term "Site" means all, and also any part of the Land described in Exhibit A, plus any additions or reductions thereto resulting from the change of any abutting street line and all parking areas and structures. The term "Property" means the Building and the Site.

2.1.1 (A) Landlord shall give Tenant notice every three (3) months (Landlord's Availability Notice), beginning with the first day of the third (3rd) month following the Date of this Lease, as to the availability of space for lease in Phase II of the Building and the business terms upon which Landlord is currently offering the space in the marketplace, until such time as all such space has been initially leased. Landlord agrees not to enter into a lease for any portion of Phase II of the Building identified as being available in the most recent Landlord's Availability Notice without first giving to Tenant an opportunity to lease such space as hereinafter set forth (Tenant's Initial Right of First Offer), provided that at the time Landlord receives the above-described notice from Tenant (i) there exists no Event of Default (as defined in Section 7.1 below), (ii) this Lease is still in full force and effect and (iii) Tenant has not sublet more than forty percent (40%) of the Rentable Floor Area of the Premises in the aggregate (not including any subleasing under Section 5.6.1). Landlord shall otherwise use its best efforts to keep Tenant informed of the expansion opportunities and leasing activity for Phase II of the Building.

         (B) If Tenant wishes to exercise Tenant's Initial Right of First Offer with respect to any portion of Phase II of the Building identified Initial in the most recent Landlord's Availability Notice (the Initial Offer Space), Tenant shall do so by giving Landlord notice of Tenant's desire to lease such space on the business terms described by Landlord in the most recent Landlord's Availability Notice within five (5) business days after the date thereof. If Tenant shall give such notice, the same shall constitute an agreement to enter into an amendment to this Lease to incorporate such space into the Premises upon the terms set forth in Landlord's notice. Notwithstanding the foregoing, if Tenant commits to lease any of the Initial Offer Space before or within the first six (6) months of the Term of this Lease, such space shall be leased by Tenant upon the same terms and conditions as set forth in this Lease (including, without limitation, the term of the Lease, annual fixed rent rate, operating expense and tax bases and provisions for tenant electricity with respect to such space; provided that the tenant improvements for such space shall be in the same proportion to the rentable square footage of such space as the Tenant Improvements referred to in Exhibit C below are to the Rentable Floor Area of the Premises and Landlord shall also provide Tenant with an allowance of $2.13 per rentable square foot of the Initial Offer Space). If Tenant shall not so exercise such right within such period, time being of the essence in respect of such exercise, Landlord shall be free at any time thereafter to enter into a lease of such space with another prospective tenant upon terms substantially no less favorable to Landlord than those set forth in the most recent Landlord's Availability Notice, provided that Landlord shall reoffer such space to Tenant in accordance with the terms of this Section 2.1.1 prior to leasing such space upon terms substantially less favorable to Landlord.

2.1.2 (A) If Tenant shall not exercise Tenant's Initial Right of First Offer in accordance with the provisions of Section 2.1.1 above, Landlord shall be free to lease such space in accordance with the terms of said Section. The terms of such leases, including, but not limited to, the original terms thereof, options to extend the terms thereof and amendments thereto are hereinafter individually and collectively called the "Initial Leases" and the tenants under the Initial Leases are hereinafter individually and collectively called the "Initial Tenants". Subject to the Initial Leases and the rights of the Initial Tenants thereunder, which rights are hereby made prior to the rights of Tenant under this Section 2.1.2, notwithstanding that the Initial Leases and amendments thereto may have been executed subsequent to the date of this Lease, and subject to the terms of this Section 2.1.2, Landlord agrees not to enter into a lease or leases to relet space within the Initial Offer Space without first giving to Tenant an opportunity to lease such space as hereinafter set forth, provided that at any time any portion of the Initial Offer Space becomes so available hereunder for reletting (i) there exists no Event of Default, (ii) this Lease is still in full force and effect and (iii) Tenant continues to occupy at least 91,000 square feet of rentable floor area in the Building. Landlord shall use best efforts to keep Tenant informed of the possibility of such space becoming so available.

         (B) When any such space becomes available for reletting, Landlord shall notify Tenant of the availability of such space and shall advise Tenant of the business terms upon which Landlord is willing so to lease such space. If Tenant wishes to exercise Tenant's right of first offer or to negotiate the business terms upon which such space is to be leased, Tenant shall do so by giving Landlord notice of Tenant's desire to lease such space on such terms within seven (7) business days after Landlord's notice to Tenant of the availability of such space and of such terms. If Tenant shall give such notice, the same shall constitute an agreement to enter into an amendment to this Lease to incorporate such space into the Premises upon the terms set forth in Landlord's notice. If Tenant shall not so exercise such right within such seven
         (7) day period, or if Landlord and Tenant shall be unable to negotiate in good faith the terms upon which the space is to be leased within ten
         (10) business days following receipt by Landlord of Tenant's notice, time being of the essence in respect of either such time period, Landlord shall be free at any time thereafter to enter into a lease of such space with another prospective tenant upon terms substantially no less favorable to Landlord than those set forth in Landlord's notice to Tenant, provided that Landlord shall reoffer such space to Tenant in accordance with the terms of this Section 2.1.2 prior to leasing such space upon terms substantially less favorable to Landlord.

         (C) If Tenant shall exercise any such right of first offer and if, thereafter, the then occupant of the premises with respect to which Tenant shall have so exercised such right wrongfully fails to deliver possession of such premises at the time when its tenancy is scheduled to expire, Landlord shall use all reasonable efforts and due diligence (which shall be limited to the commencement and prosecution thereafter of eviction proceedings and to the payment of legal fees and other expenses reasonably associated with such proceedings but which shall not require the taking of any appeal) to evict such occupant from the applicable portion of the Initial Offer Space and to deliver possession of the applicable portion of the Initial Offer Space to Tenant as soon as may be practicable. Commencement of the term of Tenant's occupancy and lease of such additional space shall, in the event of such holding over by such occupant, be deferred until possession of the additional space is delivered to Tenant. The failure of the then occupant of such premises to so vacate shall not give Tenant any right to terminate this Lease or to deduct from, offset against or withhold Annual Fixed Rent, additional rent or other charges due under this Lease (or any portions thereof), provided that the obligation to pay rent with respect to such Initial Offer Space shall not commence until the delivery of such space.

2.1.3 (A) Landlord shall reserve approximately 20,000 to 30,000 square feet of rentable floor area in Phase II of the Building (the Expansion Premises), which shall be made available to Tenant upon no less than twelve (12) month's notice from Landlord to Tenant that such space is available (Landlord's Expansion Notice). Landlord's Expansion Notice shall set forth the following, each as determined by Landlord in its sole discretion except as expressly set forth in this Section 2.1.3:
          (i) the actual rentable floor area and location of the Expansion Premises, (ii) the date upon which the Expansion Premises shall be made available to Tenant (the Effective Date), which such date may occur at any time during the thirty-seventh (37th) through fifty-second (52nd) months of the Term of this Lease and (iii)
          Landlord's quotation of an annual fixed rent for the Expansion Premises. In the event that parties are unable to agree after negotiating in good faith on a determination of an annual rental for the Expansion Premises within twenty-one (21) days after receipt by Tenant of Landlord's Expansion Notice, then such rental shall be determined pursuant to the Broker Determination procedure set forth in
          Section 2.4.1(B) below. Effective as of the Effective Date, for the remainder of the Term of this Lease (including any extensions thereof) the Expansion Premises shall be automatically added to the Premises demised under this Lease upon all the same terms and conditions applicable to the Premises; provided, however, that (x) the annual fixed rent for the Expansion Premises shall be the rental rate as mutually agreed upon by the parties within the twenty-one (21) day period referred to in subsection (iii) above or the rate as determined by the Broker Determination, as appropriate, and (y) the Expansion Premises shall be delivered in as is condition and Landlord shall have no obligation to perform or to provide to Tenant any allowance for additions, alterations or improvements in and to the Expansion Premises. Notwithstanding anything contained in this Section 2.1.3 to the contrary, the Expansion Premises shall only be so added to the Premises if both as of the date of Landlord's Expansion Notice and as of the Effective Date (a) there exists no Event of Default and (b) this Lease is still in full force and effect. If the Expansion Premises shall be added to the Premises as provided in this Section 2.1.3, Landlord and Tenant shall enter into an instrument amending this Lease to add such Expansion Premises within thirty (30) days prior to the Effective Date, provided, however, that the failure to enter into such an instrument shall not affect the addition of the Expansion Premises to the Premises.

         (B) If the then occupant(s) of the Expansion Premises wrongfully fails to deliver possession of such premises at the time when its tenancy is scheduled to expire, Landlord shall use all reasonable efforts and due diligence (which shall be limited to the commencement and prosecution thereafter of eviction proceedings and to the payment of legal fees and other expenses reasonably associated with such proceedings but which shall not require the taking of any appeal) to evict such occupant(s) from the Expansion Premises and to deliver possession of the Expansion Premises to Tenant as soon as may be practicable. Commencement of the term of Tenant's occupancy and lease of the Expansion Premises shall, in the event of such holding over by such occupant(s), be deferred until possession of the Expansion Premises is delivered to Tenant. The failure of the then occupant(s) of such premises to so vacate shall not give Tenant any right to terminate this Lease or to deduct from, offset against or withhold Annual Fixed Rent, additional rent or other charges due under this Lease (or any portions thereof), provided that the obligation to pay rent with respect to the Expansion Premises shall not commence until the delivery of such space.

2.2 Tenant shall have, as appurtenant to the Premises, the non- exclusive right to use in common with others, subject to reasonable rules of general applicability to tenants of the Building from time to time made by Landlord of which Tenant is given reasonable prior notice (a) the common lobbies, corridors, stairways, stairwells, exit ways, elevators, elevator wells, fan rooms, electrical and telephone closets, janitor closets and loading area of the Building, and the pipes, ducts, conduits, wires and appurtenant meters, fixtures and equipment serving the Premises in common with others, (b) common walkways, driveways and parking areas necessary for access to the Building and the Property, and (c) if the Premises include less than the entire rentable floor area of any floor, the common toilets, corridors and elevator lobby of such floor.

2.2.1 In addition, Tenant shall have the right to use the Number of Tenant's Parking Spaces (referred to in Section 1.1), in common with use by other tenants from time to time of the Complex, of the parking area. Tenant covenants and agrees that it and all persons claiming by, through and under it, shall at all times abide by all reasonable rules and regulations promulgated by Landlord with respect to the use of the parking areas on the Site, provided that Landlord shall not charge additional rent or fees for use of the parking areas. The parking privileges granted herein are non- transferable except to a permitted assignee or subtenant as provided in Section 5.6 through Section
          5.6.6. Further, Landlord assumes no responsibility whatsoever for loss or damage due to fire, theft or otherwise to any automobile(s) parked on the Site or to any personal property therein, except to the extent caused by Landlord's negligence, and Tenant covenants and agrees, upon request from Landlord from time to time, to notify its officers, employees, agents and invitees of such limitation of liability. Tenant acknowledges and agrees that a license only is hereby granted, and no bailment is intended or shall be created.

2.3 Landlord reserves the right from time to time, without unreasonable interference with Tenant's use: (a) to install, use, maintain, repair, replace and relocate for service to the Premises and other parts of the Building, or either, pipes, ducts, conduits, wires and appurtenant fixtures, wherever located in the Premises or Building, and (b) to alter or relocate any other common facility, provided that substitutions are substantially equivalent or better and are in compliance with all applicable building and zoning laws, and that the total number of parking spaces available to Tenant is not decreased below that required to be provided under this Lease, and provided further that Tenant is given seven (7) days prior notice of Landlord's exercise of such right, except in emergencies. Installations, replacements and relocations referred to in clause (a) above shall be located so far as practicable in the central core area of the Building, above ceiling surfaces, below floor surfaces or within perimeter walls of the Premises.

2.4 (A) Unless sooner terminated as provided in Article VI or VII or unless extended as provided in Section 2.4.1, Tenant shall have and hold: (a) Premises A for a period commencing on (the Premises A Commencement
         Date) the earlier to occur of (i) the later of (x) the date such premises are "Substantially Complete" (as defined in Section 3.2) and
         (y) the Premises A Scheduled Commencement Date and (ii) the date on which Tenant commences occupancy of Premises A for the Permitted Uses, and continuing thereafter for the Premises A Term; (b) Premises B for a period commencing on (the Premises B Commencement Date) the earlier to occur of (i) the later of (x) the date such premises are Substantially Complete and (y) Premises B Scheduled Commencement Date and (ii) the date on which Tenant commences occupancy of Premises B for the Permitted Uses, and continuing thereafter for the Premises B Term; (c) Premises C for a period commencing on (the Premises C Commencement
         Date) the earlier to occur of (i) the later of (x) the date such premises are Substantially Complete and (y) the Premises C Scheduled Commencement Date and (ii) the date on which Tenant commences occupancy of Premises C for the Permitted Uses, and continuing thereafter for Premises C Term: and (d) Premises D for a period commencing on (the Premises D Commencement Date) the earlier to occur of (i) the later of
         (x) the date such premises are Substantially Complete and (y) the Premises D Scheduled Commencement Date and (ii) the date on which Tenant commences occupancy of Premises D for the Permitted Uses, and continuing thereafter for the Premises D Term.

         Notwithstanding the fact that the Premises A Commencement Date, the Premises B Commencement Date, the Premises C Commencement Date and/or the Premises D Commencement Date shall not have occurred, Landlord shall permit Tenant access to the applicable portion of the Premises, when it can be done without material interference to any remaining work to be completed under Article III below, so that Tenant may install its trade fixtures, furniture and telecommunications and computer systems; provided, however, that such early access shall be governed by the terms and conditions of this Lease (with the exception of Tenant's obligation to pay Annual Fixed Rent and Tenant's payments for electricity charges, operating expenses and real estate taxes, as herein provided).

         (B) As soon as may be convenient after the date has been determined on which each of the Premises A Term, the Premises B Term, the Premises C Term, and the Premises D Term commence, respectively, Landlord and Tenant agree to join with each other in the execution of a written Declaration, in the form of Exhibit F, in which the date on which each such Term commences as aforesaid and the Term of the Lease for each of the Premises A, Premises B, Premises C and Premises D shall be stated.

2.4.1 (A) Provided that at the time of exercise and commencement of the applicable option to extend (i) there exists no Event of Default (defined in Section 7.1), (ii) this Lease is still in full force and effect, and (iii) Tenant has not sublet more than forty percent (40%) of the Rentable Floor Area of the Premises in the aggregate (not including any subleasing under Section 5.6.1), Tenant shall have the right to extend the Term hereof upon all the same terms, conditions, covenants and agreements herein contained (except for the Annual Fixed Rent which shall be adjusted during the applicable option period as hereinbelow set forth) for two (2) successive periods of five (5) years each as hereinafter set forth. Each option period is sometimes herein referred to as an "Extended Term."

         (B) (i) If Tenant desires to exercise the applicable option to extend the Term, then Tenant shall give notice to Landlord, not earlier than fifteen (15) months nor later than twelve (12) months prior to the expiration of the Term of this Lease, or Extended Term if previously extended, of Tenant's request for Landlord's quotation to Tenant of a proposed annual fixed rent for the applicable Extended Term, which shall be expressed in relation to the tax and operating cost bases and provisions for payment of tenant electricity contained in this Lease. If at the expiration of thirty (30) days after the date when Landlord receives Tenant's written request as aforesaid (the "Negotiation Period"), Landlord and Tenant have not reached agreement on a determination of an annual rental for the applicable Extended Term and executed a written instrument extending the Term of this Lease pursuant to such agreement, then Tenant shall have the right, for fifteen (15) days following the expiration of the Negotiation Period, to make a request to Landlord for a broker determination (the "Broker Determination") of the Prevailing Market Rent (as defined in Exhibit G) for the applicable Extended Term, which Broker Determination shall be made in the manner set forth in Exhibit G.

         (B) (ii) If Tenant timely shall have requested the Broker Determination, then in order to exercise its right to extend the Term of this Lease for the applicable Extended Term, Tenant, within fifteen
         (15) days after receipt of the Broker Determination, shall give written notice to Landlord of Tenant's exercise of its right to extend the Term of this Lease for the applicable Extended Term pursuant to this subsection (B) (ii), in which case the Annual Fixed Rent for the applicable Extended Term shall be the Prevailing Market Rent as determined by the Broker Determination and shall be expressed in relation to the tax and operating cost bases and provisions for payment of tenant electricity as contained in this Lease. Upon the giving of notice by Tenant within said fifteen (15) day period as provided in this subsection (B) (ii) then this Lease and Term hereof shall be extended for an additional term of five (5) years upon all of the same terms, conditions, covenants and agreements contained in this Lease except that the Annual Fixed Rent for the applicable Extended Term shall be the rent determined as described in this subparagraph.

         (C) Upon the giving of notice by Tenant to Landlord exercising Tenant's option to extend the Term of this Lease in accordance with the provisions of either subsection B(i) or B(ii) above, then this Lease and the Term hereof shall be extended, for the applicable Extended
         Term, without the necessity for the execution of any additional documents, except that Landlord and Tenant agree to enter into an instrument in writing setting forth the Annual Fixed Rent for the applicable Extended Term as determined in the relevant manner set forth in this Section 2.4.1; and in such event all references herein to the Lease Term or the term of this Lease shall be construed as referring to the Lease Term, as so extended, unless the context clearly otherwise requires. Notwithstanding anything herein contained to the contrary, in no event shall Tenant have the right to exercise more than one extension option at a time and, further, Tenant shall not have the right to exercise its second extension option unless it has duly exercised its first extension option and in no event shall the Term hereof be extended for more than ten (10) years after the expiration of the Original Term hereof.

2.5 Tenant agrees to pay to Landlord, or as directed by Landlord, at Landlord's Original Address specified in Section 1.1 hereof, or at such other place as Landlord shall from time to time designate by notice, on the applicable Commencement Date (defined in Section 1.1 hereof) and thereafter monthly, in advance, (i) on the first day of each and every calendar month during the Original Term, a sum equal to (a) one twelfth (1/12th) of the Annual Fixed Rent for each of Premises A, Premises B, Premises C and the Fourth Floor Premises, respectively, and (b) one twelfth (1/12th) of $1.00 per annum for each square foot of Rentable Floor Area of Tenant's Space for Tenant Electricity subject to escalation as provided in Section 2.8 and (ii) on the first day of each and every calendar month during each extension option period (if exercised), a sum equal to (a) one twelfth (1/12th) of the annual fixed rent as determined in Section 2.4.1 for the applicable extension option period plus (b) the then applicable monthly electricity charges (subject to escalation as provided in Section 2.8). Until notice of some other designation is given, fixed rent and all other charges for which provision is herein made shall be paid by remittance to or for the order of Boston Properties Limited Partnership, Agents, P.O. Box 3557, Boston, Massachusetts 02241-3557, and all remittances received by Boston Properties Limited Partnership, as Agents as aforesaid, or by any subsequently designated recipient, shall be treated as payment to Landlord.

         Annual Fixed Rent and electricity charges for any partial month shall be paid by Tenant to Landlord at such rate on a pro rata basis, and, if the applicable Commencement Date is a day other than the first day of a calendar month, the first payment which Tenant shall make to Landlord shall be a payment equal to a proportionate part of such monthly Annual Fixed Rent for the partial month from the Commencement Date to the first day of the succeeding calendar month.

         Other charges payable by Tenant on a monthly basis, as hereinafter provided, likewise shall be prorated, and the first payment on account thereof shall be determined in similar fashion but shall commence on the applicable Commencement Date; and other provisions of this Lease calling for monthly payments shall be read as incorporating this undertaking by Tenant.

         The Annual Fixed Rent and all other charges for which provision is herein made shall be paid by Tenant to Landlord, without offset, deduction or abatement except as otherwise specifically set forth in this Lease.

2.6 "Landlord's Operating Expenses" means the cost of operation of the Building and the Site which shall exclude costs of special services rendered to tenants (including Tenant) for which a separate charge is made, but shall include, without limitation, the following: premiums for insurance carried with respect to the Building and the Site (including, without limitation, liability insurance, insurance against loss in case of fire or casualty and insurance of monthly installments of fixed rent and any additional rent which may be due under this Lease and other leases of space in the Building for not more than twelve (12) months in the case of both fixed rent and additional rent and if there be any first mortgage of the Property, including such insurance as may be required by the holder of such first mortgage); compensation and all fringe benefits, workmen's compensation insurance premiums and payroll taxes paid to, for or with respect to all persons to the extent engaged in the operating, maintaining or cleaning of the Building or Site; water, sewer, electric, gas, oil and telephone charges (excluding utility charges separately chargeable to tenants for additional or special services); cost of building and cleaning supplies and equipment; cost of maintenance, cleaning and repairs (other than repairs not properly chargeable against income or reimbursed from contractors under guarantees); cost of operating and maintaining the food service facility described in Section 8.21 below, less any rent actually received by Landlord from any third-party operator of such facility, but only at such time as Landlord shall have been issued a certificate of occupancy and use (temporary or permanent) from the City of Waltham and obtained all other required permits and licenses to operate such facility and the facility shall be open for business; cost of snow removal and care of landscaping; payments under service contracts with independent contractors; management fees at reasonable rates consistent with the type of occupancy and the service rendered for comparable or similar building in the Boston-West Suburban market; and all other reasonable and necessary expenses paid in connection with the operation, cleaning and maintenance of the Building and the Site and properly chargeable against income, provided that Operating Expenses shall explicitly exclude cost of correcting initial construction defects of the Premises and the Site; cost of constructing the Premises, the Site or Phase II of the Building; legal expenses and brokerage commissions incurred in connection with the leasing of the Building; any items to the extent that Landlord has actually received reimbursement from insurance proceeds or from a third party; repairs necessary to cause the Building and the Site to comply with Legal Requirements (as hereinafter defined) in effect and applicable to the Building and the Site on or before the date of this Lease; and "capital expenditures" (as defined in generally accepted accounting principles used in the real estate industry); provided, however, there shall be included (a) depreciation for capital expenditures made by Landlord (i) to reduce Operating Expenses if Landlord shall have reasonably determined that the annual reduction in Operating Expenses shall exceed depreciation therefor or (ii) to comply with applicable laws, rules, regulations, requirements, statutes, ordinances, by-laws and court decisions of all public authorities which are enacted or become applicable to the Building or the Site after the Premises A Commencement Date (herein collectively called "Legal Requirements"), plus (b) in the case of both (i) and (ii) an interest factor, reasonably determined by Landlord, as being the interest rate then charged for long term mortgages by institutional lenders on like properties within the locality in which the Building is located (it being understood and agreed that depreciation in the case of both (i) and (ii) shall be determined by dividing the original cost of such capital expenditure by the number of years of useful life of the capital item acquired and the useful life shall be reasonably determined by Landlord in accordance with generally accepted accounting principles and practices in effect at the time of acquisition of the capital item).

         "Operating Expenses Allocable to the Premises" shall mean the same proportion of Landlord's Operating Expenses for and pertaining to the Buildings and the Site as the Rentable Floor Area of Tenant's Space at the time of allocation bears to the Total Rentable Floor Area of the Buildings.

         "Base Operating Expenses" shall mean Landlord's Operating Expenses for the first twelve (12) months of the Lease Term, adjusted to reflect ninety-five percent (95%) occupancy of the Building.

         "Base Operating Expenses Allocable to the Premises" means the same proportion of Base Operating Expenses for and pertaining to the Building and the Site as the Rentable Floor Area of Tenant's Space bears at the time allocation to the Total Rentable Floor Area of the Building.

         If with respect to any calendar year falling within the Term, or fraction of a calendar year falling within the Term at the beginning or end thereof, the Operating Expenses Allocable to the Premises for a full calendar year exceed Base Operating Expenses Allocable to the Premises, or for any such fraction of a calendar year exceed the corresponding fraction of Base Operating Expenses Allocable to the Premises, then, Tenant shall pay to Landlord, as additional rent, the amount of such excess. Such payments shall be made at the times and in the manner hereinafter provided in this Section 2.6.

         Not later than ninety (90) days after the end of the first full calendar year and of each succeeding calendar year during the Term or fraction thereof at the end of the Term, Landlord shall render Tenant a statement in reasonable detail and according to generally accepted accounting practices used in the real estate industry consistently applied certified by the chief financial officer of Landlord, showing for the preceding calendar year or fraction thereof, as the case may be, Landlord's Operating Expenses and Operating Expenses Allocable to the Premises. Said statement to be rendered to Tenant shall also show for the preceding year or fraction thereof as the case may be the amounts of Operating Expenses already paid by Tenant as additional rent, and the amount of operating expenses remaining due from, or overpaid by, Tenant for the year or other period covered by the statement. Within thirty (30) days after the date of delivery of such statement, Tenant shall pay to Landlord the balance of the amounts, if any, required to be paid pursuant to the above provisions of this
         Section 2.6 with respect to the preceding year or fraction thereof, or Landlord shall credit any amounts due from it to Tenant pursuant to the above provisions of this Section 2.6 against (i) monthly installments of fixed rent next thereafter coming due or (ii) any sums then due from Tenant to Landlord under this Lease (or refund such portion of the overpayment as aforesaid if the Term has ended and Tenant has no further obligation to Landlord). At the request of Tenant, Landlord shall make available for Tenant's review, at Tenant's expense and at a time and place reasonably determined by Landlord, the records of Landlord used to prepare such statement. The Base Operating Expenses Allocable to the Premises do not include the $1.00 for tenant electricity to be paid by Tenant at the time of payment of Annual Fixed Rent and for which provision is made in Section 2.5 hereof, separate provision being made in Section 2.8 below for Tenant's share of increases in electricity costs.

         In addition, Tenant shall make payments monthly on account of Tenant's share of increases in Operating Expenses anticipated for the then current year at the time and in the fashion herein provided for the payment of fixed rent. The amount to be paid to Landlord shall be an amount reasonably estimated annually by Landlord to be sufficient to cover, in the aggregate, a sum equal to Tenant's share of such increases in operating expenses for each calendar year during the Term.

         Notwithstanding the foregoing provisions, no decrease in Landlord's Operating Expenses shall result in a reduction of the amount otherwise payable by Tenant if and to the extent said decrease is attributable to variable costs related solely to vacancies in the Buildings rather than to any other causes.

2.7 If with respect to any full Tax Year or fraction of a Tax Year falling within the Term, Landlord's Tax Expenses Allocable to the Premises (as hereinafter defined) (a) for a full Tax Year exceed $3.00 per square foot of Rentable Floor Area of Tenant's Space, or for any such fraction of a Tax Year exceed the corresponding fraction of $3.00 per square foot of Rentable Floor Area of Tenant's Space, or (b) for a full Tax Year are less than $3.00 per square foot of Rentable Floor Area of Tenant's Space, or for any such fraction of a Tax Year subsequent to the date of full assessment are less than the corresponding fraction of $3.00 per square foot of Rentable Floor area of Tenant's Space; then, on or before the thirtieth (30th) day following receipt by Tenant of the certified statement referred to below in this Section 2.7, in the case of (a) Tenant shall pay to Landlord, as additional rent, the amount of such excess, or in the case of (b), Landlord shall credit such difference against (i) monthly installments of annual Fixed Rent next thereafter coming due or (ii) any sums then due from Tenant to Landlord under this Lease (or refund such overpayment if the Term has ended and Tenant has no further obligation to Landlord). In addition, payments by Tenant on account of increases in real estate taxes anticipated for the then current year shall be made monthly at the time and in the fashion herein provided for the payment of Annual Fixed Rent. The amount so to be paid to Landlord shall be an amount reasonably estimated by Landlord in good faith to be sufficient to provide Landlord, in the aggregate, a sum equal to Tenant's share of such increases, at least ten (10) days before the day on which such payments by Landlord would become delinquent. Not later than ninety
         (90) days after Landlord's Tax Expenses Allocable to the Premises are determined for the first such Tax Year or fraction thereof and for each succeeding Tax Year or fraction thereof during the Term, Landlord shall render Tenant a statement in reasonable detail certified by an officer of Landlord showing for the preceding year or fraction thereof, as the case may be, real estate taxes on the Building and the Site and abatements and refunds of any taxes and assessments. Expenditures for legal fees and for other expenses incurred in obtaining the tax refund or abatement may be charged against the tax refund or abatement before the adjustment are made for the Tax Year.

         Provided that and so long as (i) Tenant shall be leasing the entire Rentable Floor Area of Phase I of the Building and (ii) there shall not have occurred any Event of Default (defined in Section 7.1 hereof), if Tenant reasonably believes that Landlord should attempt to obtain an abatement for any Tax Year for which Landlord has not filed an abatement application, Tenant may so notify Landlord and Landlord shall enter into good faith discussions with Tenant regarding whether such an abatement application should be filed. Any expenditures for legal fees or other expenses incurred in seeking to obtain an abatement shall be paid by Tenant.

         To the extent that real estate taxes shall be payable to the taxing authority in installments with respect to periods less than a Tax Year, the foregoing statement shall be rendered and payments made on account of such installments. Notwithstanding the foregoing provisions, no decrease in Landlord's Tax Expenses with respect to any Tax Year shall result in a reduction of the amount otherwise payable by Tenant if and to the extent said decrease is attributable to vacancies in the Building.

         Terms used herein are defined as follows:

                  (i) "Tax Year" means the twelve-month period beginning July 1 each year during the Term or, if the appropriate governmental tax fiscal period shall begin on any date other than July 1, such other date.

                  (ii) "Landlord's Tax Expenses Allocable to the Premises" shall mean the same proportion of Landlord's Tax Expenses for and pertaining to the Building and the Site as the Rentable Floor Area of Tenant's Space bears at the time of allocation to the Total Rentable Floor Area of the Building.

                  (iii) "Landlord's Tax Expenses" with respect to any Tax Year means the aggregate real estate taxes on the Building and Site with respect to that Tax Year, reduced by any abatement receipts with respect to that Tax Year.

          (iv) "Real estate taxes" means all taxes and special assessments of every kind and nature assessed by any governmental authority on the Building or Site which the Landlord shall become obligated to pay because of or in connection with the ownership, leasing and operation of the Site, the Building and the Property and reasonable expenses of any proceedings for abatement of taxes. The amount of special taxes or special assessments to be included shall be limited to the amount of the installment (plus any interest, other than penalty interest, payable thereon) of such special tax or special assessment required to be paid during the year in respect of which such taxes are being determined. There shall be excluded from such taxes all income, estate, succession, inheritance and transfer taxes; provided, however, that if at any time during the Term the present system of ad valorem taxation of real property shall be changed so that in lieu of the whole or any part of the ad valorem tax on real property there shall be assessed on Landlord a capital levy or other tax on the gross rents received with respect to the Site or Building or Property, or a federal, state, county, municipal, or other local income, franchise, excise or similar tax, assessment, levy or charge (distinct from any now in effect in the jurisdiction in which the Property is located) measured by or based, in whole or in part, upon any such gross rents, then any and all of such taxes, assessments, levies or charges, to the extent so measured or based, shall be deemed to be included within the term "real estate taxes" but only to the extent that the same would be payable if the Site and Building were the only property of Landlord.

2.8 If with respect to any calendar year falling within the Term or fraction of a calendar year falling within the Term at the beginning or end thereof, the actual cost to Landlord of furnishing electricity for lighting and outlets to space in the Building occupied by tenants, but expressly excluding utility charges separately chargeable to tenants for additional or special services or otherwise, for a full calendar year exceeds $1.00 per square foot of Rentable Floor Area of the Building, or for any such fraction of a calendar year exceeds the corresponding fraction of $1.00 per square foot of Rentable Floor Area of the Building, then Tenant shall pay to Landlord, as additional rent, on or before the thirtieth (30th) day following receipt by Tenant of the statement referred to below in this Section 2.8, its proportionate share of the amount of such excess. Payments by Tenant on account of Tenant's share of such excess (i.e. the same ratio of such excess as the Rentable Floor Area of Tenant's Space bears to the Total Rentable Floor Area of the Building) shall be made monthly at the time and in the fashion herein provided for the payment of Annual Fixed Rent. The amount so to be paid to Landlord shall be an amount from time to time reasonably estimated by Landlord to be sufficient to cover, in the aggregate, a sum equal to Tenant's share of such excess for each calendar year during the Term.

         Not later than ninety (90) days after the end of the first calendar year or fraction thereof ending December 31 and of each succeeding calendar year during the Term or fraction thereof at the end of the Term, Landlord shall render Tenant a reasonably detailed accounting certified by a representative of Landlord showing for the preceding calendar year, or fraction thereof, as the case may be, the costs of furnishing electricity to the Building. Said statement to be rendered to Tenant also shall show for the preceding year or fraction thereof, as the case may be, the amount already paid by Tenant on account of electricity, and the amount remaining due from, or overpaid by, Tenant for the year or other period covered by the statement. Within thirty
         (30) days after the date of delivery of such statement, Tenant shall pay to Landlord the balance of the amounts, if any, required to be paid pursuant to the above provisions of this Section 2.8 with respect to the preceding year or fraction thereof, or Landlord shall credit any amounts due from it to Tenant pursuant to the above provisions of this
         Section 2.8 against (i) monthly installments of Annual Fixed Rent next thereafter coming due or (ii) any sums then due from Tenant to Landlord under this Lease (or refund such portion of the overpayment as aforesaid if the Term has ended and Tenant has no further obligation to Landlord).

         Notwithstanding the foregoing provisions of this Section 2.8 and any other provision of this Lease, Landlord, at Landlord's option, may, at any time and from time to time, check meter the electricity usage in all or any portion of the Premises. In addition to amounts which Tenant is required to pay for electricity pursuant to Section 2.5 and the foregoing provisions of this Section 2.8, Landlord shall have the right to bill Tenant from time to time, and Tenant shall make payment to Landlord, as additional rent, within thirty (30) days after receipt of Landlord's bill, for the cost of electricity used in the Premises in excess of electricity used for a normal office use in the Building during Normal Building Operating Hours, as shown by such check meter(s). In calculating Landlord's bill for such excess electricity, Landlord shall give credit to Tenant for Tenant's payments for electricity under this Section 2.8.

2.9 Notwithstanding the provisions of Section 2.6 of this Lease, Tenant's obligation to make payments for escalations of Operating Expenses in regard to the Premises shall be to the extent, and only to the extent, that Operating Cost Expenses Allocable to the Premises exceed the greater of (i) $6.00 per year per square foot of Rentable Floor Area of the Premises or (ii) the Base Operating Expenses Allocable to the Premises.

                                   ARTICLE III

                                   CONSTRUCTION

3.0 BASE BUILDING. At its sole cost and expense, Landlord shall use due diligence to perform the base building construction of Phase I of the Building and at a later date Phase II of the Building, together with all common areas and facilities, substantially in accordance with the Base Building Outline Specifications attached hereto as Exhibit B.

3.1 TENANT'S PLANS AND TENANT PLAN EXCESS COSTS. (A) On or before the Tenant Plan Information Date (as defined in Section 1.1), Tenant shall deliver to Landlord the data and information necessary for the preparation of plans meeting the requirements of Exhibit B-1 hereof (the Tenant's Submission"). Landlord shall prepare, at its sole cost and expense, working drawings based upon the Tenant's Submission. On or prior to the Tenant Plan Delivery Date, Landlord shall submit the working drawings (herein called "Tenant Plans") to Tenant for its approval and Tenant shall approve Tenant's Plans on or before the Tenant Plan Approval Date. As soon as practicable after the Tenant Plan Delivery Date, but in no event later than ten (10) days prior to the Tenant Plan Approval Date, Landlord shall furnish to Tenant in writing a statement of all costs of construction work and material necessary to complete construction in accordance with Tenant's Plans that are not covered by the Tenant Improvements referred to in Exhibit C, which statement shall be the lowest cost of three (3) competitive bids where appropriate with respect to work not shown on Exhibit C. The cost of such work shall be the subcontractor cost of such work plus fifteen percent (15%) for general conditions, overhead and fee. To the extent such costs exceed the cost of the Tenant Improvements set forth in Exhibit C, such excess cost are hereinafter referred to as "Tenant Plan Excess Costs". In the statement submitted with the Tenant Plan Excess Costs, Landlord shall identify and notify Tenant of any items contained in the Tenant Plans which Landlord then reasonably believes will require long lead time for the design, fabrication, milling or other procurement (the Long Lead Items). Landlord will give to Tenant Landlord's best, good faith estimate of the period(s) of any such delay which would be caused by a Long Lead Item. Landlord shall include in such notice reasonable recommendations to substitute for or eliminate the need for such Long Lead Items, and Tenant shall have the right, at Tenant's option to be exercised by notice given to Landlord within the time period for action under the next paragraph of this subsection (A),
         (a) to revise the Tenant Plans to eliminate any such Long Lead Items (Long Lead Deleted Items) or (b) to authorize Landlord to construct the Tenant Improvements in accordance with the approved Tenant Plans including any such Long Lead Items (Tenant Approved Long Lead Items).

         Tenant shall notify Landlord in writing, within five (5) days of receipt by Tenant of Landlord's notification of Tenant Plan Excess Costs, of either its approval thereof and its authorization to Landlord to proceed with construction in accordance with Tenant's Plans, (including all Tenant Approved Long Lead Items) or of any changes in Tenant's Plans (including all Long Lead Deleted Items). In the event of any such changes, Landlord shall, as soon as practicable after Landlord obtains price quotations for any changes in Tenant's Plans, quote to Tenant all changes in Tenant Plan Excess Costs resulting from said changes. Tenant shall, within three (3) days following the date of receipt from Landlord of Landlord's revised quotation of Tenant Plan Excess Costs give authorization to Landlord to proceed with the construction in accordance with Tenant's Plans as modified (including all Tenant Approved Long Lead Items).

         (B) To the extent, if any, that Tenant Plan Excess Costs exceed Tenant's special allowance as provided for in Section 3.1.1 below, Tenant shall reimburse Landlord, as additional rent, for Tenant Plan Excess Costs as follows: during said construction work Landlord may, on or about the first day of each month, deliver to Tenant a statement showing the proportion of Tenant Plan Excess Costs allocable to the previous month's work. Tenant shall pay to Landlord as additional rent eighty-five percent (85%) of the amount specified in each such statement within ten (10) days after receipt of such statement. Final payment by Tenant to Landlord shall be made ten (10) days after the work is completed and accepted by Tenant as being constructed in accordance with the requirements of this Lease. Tenant shall, if requested by Landlord, execute a work letter confirming the amount of Tenant Plan Excess Costs prior to the time Landlord shall be required to commence work.

3.1.1 Landlord shall provide to Tenant a special allowance of Two Hundred seventy-five Thousand Dollars ($275,000.00) to be used and applied by Tenant on account of any Tenant Plan Excess Costs. Any unused portion of said allowance may be, at Tenant's option, used to pay for Tenant's move related expenses, including the cost of the physical move, custom furnishing and decor items, telephone and data wiring, furniture, work-stations and appliances, or credited against Annual Fixed Rent due from Tenant after the applicable Commencement Date.

3.1.2 In the event that Tenant shall request any changes to the Tenant Plans (a Change Order), Landlord shall notify Tenant in writing of the cost of such Change Order and Landlord's reasonable determination of the delay, if any, in the completion of construction as contemplated by this Article III caused by the Change Order (the Change Order Delay). The Phase I Outside Completion Date shall be automatically extended for a period of time equal to the Change Order Delay. In addition, notwithstanding any term or provision of this Lease to the contrary, if Tenant shall request a Change Order, the Commencement Date of that portion of the Premises to which the Change Order relates shall be the date reasonably determined by Landlord as being the appropriate Commencement Date if Tenant had not requested such Change Order.

         The cost of any Change Order shall be based on the actual cost of all labor, materials, plans, engineering, permits and other costs of the work described in the Change Order plus fifteen percent (15%) for general conditions, overhead and fees. All Change Order costs shall be paid by Tenant to Landlord as additional rent (but only to the extent that the Change Order actually increases the cost of the work being performed by Landlord hereunder) within ten (10) days after delivery by Landlord of an invoice with respect to such costs; provided, however, that if Tenant notes defective or uncompleted Change Order work, it shall promptly notify Landlord of the same and shall be entitled to retain an amount equal to one hundred ten percent (110%) of the estimated cost to repair any defect or complete any unfinished work. Landlord shall promptly arrange to have the deficiencies remedied and any unfinished work completed to Tenant's reasonable satisfaction, at which point payment of the retention will be made by Tenant.

3.2.1     Landlord agrees to use due diligence to complete the work described in
          Section 3.1 with respect to the first, second and third floors of Phase I of the Building on or before the Initial Phase I Scheduled Completion Date and with respect to the fourth floor of Phase I of the Building on or before the Fourth Floor Scheduled Completion Date. Landlord shall not be required to install any improvements which are not in conformity with the plans and specifications for the Building or which are not approved by Landlord's architect. In case of delays due to governmental regulation, unusual scarcity of or inability to obtain materials, inability to obtain labor as a result of strike, casualty or other causes reasonably beyond Landlord's control (collectively, "Landlord's Force Majeure"), the Initial Phase I Scheduled Completion Date and the Fourth Floor Scheduled Completion Date shall be extended, respectively, for the period of such delays. Each of Premises A, Premises B, Premises C and Premises D shall be "Substantially Complete" on the date on which Landlord (a) has obtained a certificate from its architect that the work described in
          Section 3.1, together with common facilities for access and service to the applicable portion of the Premises, has been substantially completed except for (i) items of work and adjustment of equipment and fixtures which can be completed within twenty (20) days after occupancy thereof has been taken without causing adverse interference with Tenant's use of the Premises (i.e. so-called "punch list" items) (Landlord hereby agrees that it will use good faith efforts to minimize interference with Tenant's use as aforesaid consistent with the fact that certain items of work remain to be completed) and (ii) Tenant Approved Long Lead Items, (b) receives a certificate of occupancy, temporary or permanent, issued by applicable governmental authority permitting occupancy of the applicable portion of the Premises by Tenant and (c) has provided Tenant with parking spaces in the ratio of 3.8 spaces per 1,000 square feet of Rentable Floor Area of Tenant's Space. Landlord shall use due diligence to complete as soon as conditions practically permit the punch list items within twenty (20) days after occupancy of the Premises by Tenant and the Tenant Approved Long Lead Items, and Tenant shall not use the Premises in such manner as will increase the cost of completion. Landlord shall deliver the Premises in broom clean condition, free of debris and with all utilities being readily available for use by Tenant. In addition, Landlord shall use due diligence to complete its work on the exterior of the Building and the landscaping of the Site prior to the Initial Phase I Scheduled Completion Date, consistent with the fact that the Building is being constructed in two phases.

3.2.2 Except as expressly provided herein, the failure of Landlord to Substantially Complete Premises A, Premises B, Premises C and Premises D on or prior to a particular date shall not entitle Tenant to any abatement or reduction of Annual Fixed Rent or additional rent or the right to withhold or set off against Annual Fixed Rent or additional rent nor give rise to any right to terminate this Lease. Notwithstanding the foregoing, in the event that (i) the first, second and third floors of Phase I of the Building are not Substantially Complete (excluding punch list items and Tenant Approved Long Lead Items) by July 1, 1999 and (ii) the fourth floor of Phase I of the Building is not Substantially Complete (excluding punch list items and Tenant Approved Long Lead Items) by September 1, 1999 (both of which such dates shall be extended automatically for such periods of time as Landlord is prevented from proceeding with or completing the same by reason of (a) Landlord's Force Majeure (such periods of time not to exceed sixty (60) days in the aggregate for any Landlord's Force Majeure) or (b) any Tenant Delays (as defined below)), Tenant shall be entitled to an abatement of payments on account of Annual Fixed Rent for each day after July 1, 1999 (with respect to those portions of the Premises located on the first, second and third floors of Phase I of the Building) and September 1, 1999 (with respect to those portions of the Premises located on the fourth floor of Phase I of the Building) until the date on which Landlord shall Substantially Complete the respective portions of Phase I of the Building, as appropriate. Except as provided in the next paragraph of this Section 3.2.2, such rental abatement shall be Tenant's sole and exclusive remedy at law or in equity or otherwise for Landlord's failure to Substantially Complete the appropriate portions of Phase I of the Building within the time periods specified above. Notwithstanding the foregoing, Tenant shall not have any right to an abatement with respect to any portion of the Premises with respect to which Tenant shall not have delivered the notice described in the definition of the applicable portion of the Premises in Section 1.1 above at least thirty (30) days prior to July 1, 1999 (with respect to those portions of the Premises located on the first, second and third floors of Phase I of the Building) or September 1, 1999 (with respect to those portions of the Premises located on the fourth floor of Phase I of the Building).

         In addition to and not in limitation of the foregoing, if Premises A, Premises B, Premises C and Premises D are not Substantially Complete (excluding punch list items and Tenant Approved Long Lead Items) on or before the Phase I Outside Completion Date (which date shall be extended automatically for such periods of time as Landlord is prevented from proceeding with or completing the same by reason of (a) Landlord's Force Majeure (such periods of time not to exceed sixty (60) days in the aggregate for any Landlord's Force Majeure) or (b) any act or failure to act of Tenant which interferes with Landlord's construction of the Premises (collectively with any Change Order Delays, such acts being hereinafter referred to as Tenant Delays), including, without limitation, any delay by Tenant in delivering the Tenant's Submission, approving the Tenant's Plans or approving any Tenant Plan Excess Costs, within the time periods set forth in Section
         3.1 (without limiting Landlord's other rights on account thereof), until Landlord shall so Substantially Complete Premises A, Premises B, Premises C and Premises D as aforesaid, Tenant shall have the right to terminate this Lease by giving notice to Landlord of Tenant's desire so to do; and, upon the giving of such notice, the Term of this Lease shall cease one hundred eighty (180) days from the effective date of such notice and come to an end without further liability or obligation on the part of either party unless, within thirty (30) days after Landlord's receipt of Tenant's notice Landlord substantially completes the work to be performed by Landlord under Section 3.1 with respect to Premises A, Premises B, Premises C and Premises D (except for punch list items and Tenant Approved Long Lead Items) and such right of termination shall be Tenant's sole and exclusive remedy at law or in equity or otherwise for Landlord's failure so to complete such work within such time. In the event of any termination of this Lease by Tenant as aforesaid, Tenant shall continue to pay Annual Fixed Rent and all other charges relating to any portion of Premises A, Premises B, Premises C and Premises D occupied by Tenant prior to the effective date of termination through such effective date, shall deliver such previously occupied premises to Landlord in the condition required by this Lease and shall vacate such premises as of the effective date of termination. Notwithstanding the foregoing, Tenant shall not have any right of termination with respect to any portion of the Premises with respect to which Tenant shall not have delivered the notice described in the definition of the applicable portion of the Premises in Section
         1.1 above at least thirty (30) days prior to the Phase I Outside Completion Date.

         Tenant agrees that no delay to the extent caused by it, or anyone employed by it, in performing work to prepare the Premises for occupancy (including, without limitation, the work in installing telephones and other communications equipment or systems) shall delay commencement of the Term or the obligation to pay rent.

3.3      This  Section  3.3 shall  apply  before and during the Term.  Except as expressly provided in this Section 3.3, Tenant shall not make alterations and additions to Tenant's space except in accordance with plans and specifications therefor first approved by Landlord, which approval shall not be unreasonably withheld. Landlord shall not be deemed unreasonable for withholding approval of any alterations or additions which (a) involve or might affect any structural or exterior element of the Building, any area or element outside of the Premises, or any facility serving any area of the Building outside of the Premises, or (b) will delay completion of the Premises or Building, or
         (c) will require unusual expense to readapt the Premises to normal office use on Lease termination or increase the cost of construction or of insurance or taxes on the Building or of the services called for by
         Section 4.1 unless Tenant first gives assurance acceptable to Landlord for payment of such increased cost and that such readaptation will be made prior to such termination without expense to Landlord. All alterations and additions shall be part of the Building (except Tenant's movable furnishings, trade fixtures and office equipment unless and until Landlord shall specify the same for removal pursuant to Section 5.2. All of Tenant's alterations and additions and installation of furnishings shall be coordinated with any work being performed by Landlord and in such manner as to maintain harmonious labor relations and not to damage the Buildings or Site or interfere with construction or operation of the Buildings and other improvements to the Site and, except for installation of furnishings, shall be performed by Landlord's general contractor or by contractors or workmen first approved by Landlord. Except for work by Landlord's general contractor, Tenant, before its work is started, shall secure all licenses and permits necessary therefor; deliver to Landlord a statement of the names of all its contractors and subcontractors and the estimated cost of all labor and material to be furnished by them and security satisfactory to Landlord protecting Landlord against liens arising out of the furnishing of such labor and material; and cause each contractor to carry workmen's compensation insurance in statutory amounts covering all the contractor's and subcontractor's employees and commercial general liability insurance or comprehensive general liability insurance with a broad form comprehensive liability endorsement with such limits as Landlord may reasonably require, but in no event less than $2,000,000.00 combined single limit per occurrence on a per location basis (all such insurance to be written in companies approved by Landlord and naming and insuring Landlord as an additional insured and insuring Tenant as well as the contractors), and to deliver to Landlord certificates of all such insurance. Tenant agrees to pay promptly when due the entire cost of any work done on the Premises by Tenant, its agents, employees, or independent contractors, and not to cause or permit any liens for labor or materials performed or furnished in connection therewith to attach to the Premises or the Building or the Site and immediately to discharge any such liens which may so attach. Tenant shall pay, as additional rent, 100% of any real estate taxes on the Complex which shall, at any time after commencement of the Term, to the extent resulting from any alteration, addition or improvement to the Premises made by Tenant.

         Notwithstanding the provisions of the immediately preceding paragraph, Tenant shall have the right, without obtaining the prior consent of Landlord, to make non-structural alterations, additions or improvements to the Premises where:

                  (i) the same are within the interior of the Premises within the Building, and do not affect the exterior of the Premises and the Building;

                  (ii) the same do not affect the roof, any structural element of the Building, the mechanical, electrical, plumbing, heating, ventilating, air-conditioning and fire protection systems of the Building;

                  (iii)    the   cost  of   said   alterations,   additions   or
                           improvements made by Tenant on any single occasion shall not exceed $15,000.00;

                  (iv) the cumulative sum of the costs of said alterations, additions or improvements made by Tenant during any twelve (12) month period of the Lease Term shall not exceed $30,000.00 in cost;

                  (v) Tenant shall comply with the provisions of this Lease and if such work increases the cost of insurance or taxes or of services, Tenant shall pay for any such increase in cost;

         provided, however, that Tenant shall, within thirty (30) days after the making of such changes, send to Landlord plans and specifications describing the same in reasonable detail. Tenant shall be required to remove any alteration, addition or improvement for which Landlord's consent is not required as set forth above and to restore the Premises to its condition prior to such alteration, addition or improvement at the expiration or earlier termination of the Lease Term to the extent that any such alteration, addition or improvement would cause the Premises, the Building or the Site not to comply with applicable laws, regulations or codes.

3.4 All construction work required or permitted by this Lease to be performed by either Landlord or Tenant shall be done in a good and workmanlike manner and in compliance with all applicable laws and all lawful ordinances, regulations and orders of governmental authority and insurers of the Building. Each party may inspect the work of the other at reasonable times and shall promptly give notice of observed defects. Each party authorizes the other to rely in connection with design and construction upon approval and other actions on the party's behalf by any Construction Representative of the party named in Article I or any person hereafter designated in substitution or addition by notice to the party relying. Except to the extent to which Tenant shall have given Landlord notice of respects in which Landlord has not performed Landlord's construction obligations under this Article III (including, without limitation, work on the heating, ventilating and air conditioning systems servicing the Premises) not later than the end of the twelfth (12th) full calendar month following the Premises A Commencement Date, Tenant shall be deemed conclusively to have approved Landlord's construction and shall have no claim that Landlord has failed to perform any of Landlord's obligations under this Article III. Landlord agrees to correct or repair, at its expense, items which are then incomplete and as to which Tenant shall have given notice to Landlord, as aforesaid.


                                   ARTICLE IV

                   LANDLORD'S COVENANTS; INTERRUPTIONS AND DELAYS

4.1      Landlord covenants:

4.1.1    To furnish  services,  utilities,  facilities and supplies set forth in
         Exhibit D equal to those customarily provided by landlords in first-class office buildings in the Boston West Suburban Market subject to escalation reimbursement in accordance with Section 2.6.

4.1.2 To furnish, at Tenant's expense, reasonable additional Building operation services which are usual and customary in similar first-class office buildings in the Boston West Suburban Market upon reasonable advance request of Tenant at reasonable and equitable rates from time to time established by Landlord.

4.1.3 Subject to the escalation provisions of Section 2.6 and except as otherwise provided in Article VI, (i) to make such repairs (exclusive of Tenant's responsibilities under this Lease) to the electrical, plumbing, mechanical, fire protection, heating, ventilating and air conditioning systems of the Building, roof, exterior walls, floor slabs and common areas and facilities as may be necessary to keep them in serviceable condition and (ii) to maintain the Building (exclusive of Tenant's responsibilities under this Lease) in a first class manner comparable to the maintenance of similar first-class office properties in the Boston West Suburban Market.

4.1.4 To provide and install, at Landlord's expense, letters or numerals on the entrance doors to the Premises to identify Tenant's official name and Building address; all such letters and numerals shall be in the building standard graphics and no others shall be used or permitted on the Premises. In addition, Landlord shall, at its own expense, provide an interior lobby directory in the Building identifying the Building as containing space leased by Tenant (it being understood and agreed that Landlord shall have the right to list the names of other tenants of the Building in such lobby directory at any time in its sole discretion).

4.2 Landlord shall not be liable to Tenant for any compensation or reduction of rent by reason of inconvenience or annoyance or for loss of business arising from the necessity of Landlord or its agents entering the Premises at reasonable times after three (3) days prior notice to Tenant (except in the event of an emergency) for any of the purposes in this Lease authorized, or for repairing the Premises or any portion of the Building however the necessity may occur. Landlord shall, however, use good faith efforts to minimize material interference with Tenant's use of the Premises consistent with the fact that Landlord is exercising the aforesaid right of entry. In case Landlord is prevented or delayed from making any repairs, alterations or improvements, or furnishing any services or performing any other covenant or duty to be performed on Landlord's part, by reason of Landlord's Force Majeure, Landlord shall not be liable to Tenant therefor, nor, except as expressly otherwise provided in this Lease, shall Tenant be entitled to any abatement or reduction of rent by reason thereof. In the event that the electrical, heating, ventilating, air conditioning, or all elevator service within the Premises shall be shut down for more than five (5) full and consecutive business days, but only as a result of causes which are covered by Landlord's loss of rentals insurance, then, Tenant shall be entitled to an abatement of Annual Fixed Rent equal to the Insurance Amount (hereinafter defined). The Insurance Amount shall be an amount equal to the payment actually received by Landlord (but only such portions allocable to and on account of the Premises) from the insurance carrier providing such loss of rents insurance less the amount of any deductible contained in such loss of rents insurance coverage. Notwithstanding anything herein contained to the contrary, in no event shall any of the events referred to in this Section 4.2 give rise to a claim in Tenant's favor that such failure constitutes actual or constructive, total or partial, eviction from the Premises.

         Landlord reserves the right to stop any service or utility system, when necessary by reason of accident or emergency, or until necessary repairs have been completed; provided, however, that in each instance of stoppage, Landlord shall exercise reasonable diligence to eliminate the cause thereof and to resume service as soon as reasonably practicable. Except in case of emergency repairs, Landlord will give Tenant reasonable advance notice of any contemplated stoppage and will use reasonable efforts to avoid unnecessary inconvenience to Tenant by reason thereof.

4.3 Landlord represents to Tenant that as of the Date of this Lease, to Landlord's actual knowledge and belief, the Building, the Premises or the Complex do not violate any environmental laws, rules or regulations applicable as of the Date of this Lease.

4.4 Subject to the provisions of Section 2.6 hereof, Landlord agrees to maintain during the term of this Lease commercial general liability insurance insuring Landlord with respect to the Building in an amount not less than $5,000,000.00 combined single limit and insurance against loss or damage to the Building covered by "all risk" type insurance, which insurance shall be in an amount at least equal to the replacement cost of the Building. Any and all of such insurance (i) may be maintained under a blanket policy affecting other premises of Landlord and/or its affiliated business organizations and (ii) may be written with such deductibles as reasonably determined by Landlord in good faith. Nothing herein shall limit Landlord's right to maintain such other insurance as provided in the aforesaid Section 2.6.

4.5 Subject to the limitations of Section 8.4 below, to the maximum extent this agreement is effective according to law and to the extent not resulting from any act, omission, fault, negligence or misconduct of Tenant or its contractors, agents, licensees, invitees or employees, Landlord agrees to indemnify and save harmless Tenant from and against any claim arising from an injury to any person occurring in the Building or on the Site after the date that possession is first delivered to Tenant and until the expiration or earlier termination of the Lease Term, to the extent that such injury results from the negligence or willful misconduct of Landlord or Landlord's employees; provided, however, that in no event shall the aforesaid indemnity render Landlord responsible or liable for any loss or damage to fixtures or personal property of Tenant (except to the extent that such loss or damage to fixtures or personal property is not covered by insurance either maintained by Tenant or required to be maintained by Tenant under this Lease) and Landlord shall in no event be liable for any special, indirect or consequential damages; and provided further that the provisions of this Section shall not be applicable (i) to the holder of any mortgage now or hereafter on the Building or the Site (whether or not such holder shall be a mortgagee in possession of or shall have exercised any rights under a conditional, collateral or other assignment of leases and/or rents respecting the Building and/or the Site) or (ii) any person acquiring title as a result of, or subsequent to, a foreclosure, except to the extent of liability insurance maintained by the foregoing.

4.6 Provided that, on the condition that and only so long as (i) there shall not have occurred an Event of Default (as defined in Section 7.1(a) hereof), (ii) this Lease shall be in full force and effect,
         (iii) Tenant shall be in actual occupancy of the Premises and be engaged in the business of clinical trials management, statistical analysis of clinical research and product development for pharmaceutical and diagnostic products and (iv) Tenant shall not have assigned this Lease or sublet more than forty-five percent (45%) of the Rentable Floor Area of the Premises then leased by Tenant, Landlord shall not hereafter directly enter into a lease of other space in the Building with any of the "Named Companies" (as hereinafter defined). For the purposes of this Section 4.6, the "Named Companies" shall be the three (3) largest (based on market capitalization), publicly-traded competitors of Tenant engaged in the business described in subsection
         (iii) above, as may from time to time be designated by Tenant upon reasonable prior notice to Landlord. Notwithstanding anything contained herein to the contrary, the provisions of this Section 4.6 shall not apply to a company designated by Tenant as one of the Named Companies after such time as Landlord shall have submitted a lease proposal to, or entered into a lease with, such company for space in the Building. Tenant hereby designates Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development, Inc. as the Named Companies as of the date of this Lease.


                                 ARTICLE V

                             TENANT'S COVENANTS

         Tenant covenants during the term and such further time as Tenant occupies any part of the Premises:

5.1 To pay when due all fixed rent and additional rent and all charges for utility services rendered to the Premises (except as otherwise provided in Exhibit D) and, further, as additional rent, all charges for additional services rendered pursuant to Section 4.1.2.

5.2 Except as otherwise provided in Article VI and Section 4.1.3, to keep the Premises in good order, repair and condition, reasonable wear and tear only excepted, and all glass in windows (except glass in exterior walls unless the damage thereto is attributable to Tenant's negligence or misuse) and doors of the Premises whole and in good condition with glass of the same type and quality as that injured or broken, damage by fire, other casualty or taking under the power of eminent domain only excepted, and at the expiration or termination of this Lease peaceably to yield up the Premises all construction, work, improvements, and all alterations and additions thereto in good order, repair and condition, reasonable wear and tear only excepted, first removing all goods and effects of Tenant and, to the extent specified by Landlord by notice to Tenant given at least ten (10) days before such expiration or termination, all alterations and additions made by Tenant and all partitions, and repairing any damage caused by such removal and restoring the Premises and leaving them clean and neat. Tenant shall not permit or commit any waste, and Tenant shall be responsible for the cost of repairs which may be made necessary by reason of damage to common areas in the Building or to the Site to the extent caused by Tenant, Tenant's independent contractors, Tenant's employees or Tenant's invitees.

5.3 Continuously from the commencement of the Term, to use and occupy the Premises for the Permitted Uses only, and not to injure or deface the Premises, the Building, the Site or any other part of the Complex nor to permit in the Premises or on the Site any auction sale, vending machine, or inflammable fluids or chemicals, or nuisance, or the emission from the Premises of any reasonably objectionable noise or odor, nor to use or devote the Premises or any part thereof for any purpose other than the Permitted Uses, nor for any use thereof which is inconsistent with maintaining the Building as a first class office building in the quality of its maintenance, use and occupancy, or which is improper, offensive, contrary to law or ordinance or liable to render necessary any alteration or addition to the Building. Further, Tenant shall not nor shall Tenant permit its employees, invitees or contractors to engage in any activity which may produce a hazardous material, waste or substance, or keep or maintain any substance which is or may hereafter be classified a hazardous material, waste or substance under federal, state or local laws, rules and regulations, including, without limitation, 42 U.S.C. Section 6901 et seq., 42 U.S.C. Section 9601 et seq., 42 U.S.C. Section 2601 et seq., 49 U.S.C.
         Section 1802 et seq. and Massachusetts General Laws, Chapter 21E and the rules and regulations promulgated under any of the foregoing, as such laws, rules and regulations may be amended from time to time and, further, Tenant shall comply and shall cause its employees, invitees, agents and contractors to comply with each of the foregoing.

5.4 Not to obstruct in any manner any portion of the Building not hereby leased or any portion thereof or of the Site used by Tenant in common with others; not without prior consent of Landlord to permit the painting or placing of any signs, curtains, blinds, shades, awnings, aerials or flagpoles, or the like, visible from outside the Premises; and to comply with all reasonable Rules and Regulations now or hereafter made by Landlord (which such Rules and Regulations shall not have an adverse effect on Tenant's use and occupancy of the Premises as contemplated by this Lease and shall be applied in a non-discriminatory manner to all occupants of the Building), of which Tenant has been given reasonable prior notice, for the care and use of the Building and Site and their facilities and approaches; Landlord shall not be liable to Tenant for the failure of other occupants of the Building to conform to such Rules and Regulations. Landlord shall use good faith efforts to enforce its Rules and Regulations against non-conforming occupants of the Building, provided that the failure of Landlord to enforce such Rules and Regulations shall not constitute a default of Landlord hereunder.

5.5 To keep the Premises equipped with all safety appliances required by any public authority because of any use made by Tenant other than normal office use, and to procure all licenses and permits so required because of such use and, if requested by Landlord, to do any work so required because of such use, it being understood that the foregoing provisions shall not be construed to broaden in any way Tenant's Permitted Uses.

5.6 Except as otherwise expressly provided herein, Tenant covenants and agrees that it shall not assign, mortgage, pledge, hypothecate or otherwise transfer this Lease and/or Tenant's interest in this Lease or sublet (which term, without limitation, shall include granting of concessions, licenses or the like) the whole or any part of the Premises. Any assignment, mortgage, pledge, hypothecation, transfer or subletting not expressly permitted in or consented to by Landlord under Sections 5.6.1-5.6.6 shall be void, ab initio; shall be of no force and effect; and shall confer no rights on or in favor of third parties. In addition, Landlord shall be entitled to seek specific performance of or other equitable relief with respect to the provisions hereof.

5.6.1 Notwithstanding the provisions of Section 5.6 above and the provisions of Section 5.6.3 and 5.6.4 below, Tenant shall have the right to assign this Lease or to sublet the Premises (in whole or in part) without Landlord's consent to any parent or subsidiary corporation of Tenant or to any corporation into which Tenant may be converted or with which it may merge, or to any affiliated entity controlling, controlled by or under common control with Tenant. Any such assignment or subletting shall be subject to the provisions of the first two paragraphs of
         Section 5.6.2 and the provisions of Section 5.6.5 below.

5.6.2 Notwithstanding the provisions of Section 5.6 above, in the event Tenant desires to assign this Lease or to sublet the Premises, Tenant shall notify Landlord thereof in writing, and said notice shall specify the provisions of the proposed assignment or subletting, including (a) the name and address of the proposed assignee or subtenant, (b) except in the case of a proposed assignment or subletting pursuant to Section 5.6.1, such information as to the proposed assignee's or proposed subtenant's net worth and financial capability and standing as may reasonably be required for Landlord to make the determination referred to in Section 5.6.3 below (provided, however, that Landlord shall hold such information confidential having the right to release same to its officers, accountants, attorneys and mortgage lenders on a confidential basis), (c) all of the terms and provisions upon which the proposed assignment or subletting is to be made, (d) in the case of a proposed assignment or subletting pursuant to Section 5.6.1, such information as may be necessary for Landlord to determine that such proposed assignment or subletting complies with the requirements of Section 5.6.1, and (e) except in the case of a proposed assignment or subletting pursuant to Section 5.6.1, all other information necessary to make the determination referred to in Section
          5.6.3 below.

         If Landlord shall consent to the proposed assignment or subletting or in the case of a proposed assignment of subletting pursuant to Section
         5.6.1 Landlord shall confirm that the proposed assignment or subletting complies with the requirements of Section 5.6.1, as the case may be, then, in such event, Tenant may thereafter sublease or assign pursuant to Tenant's notice, as given hereunder; provided, however, that if such assignment or sublease shall not be executed and delivered to Landlord within one hundred-twenty (120) days after the date of Landlord's consent, the consent shall be deemed null and void and the provisions of Sections 5.6.2-5.6.5 shall be applicable.

5.6.3 Notwithstanding the provisions of Section 5.6 above, but subject to the provisions of this Section 5.6.3 and the provisions of Sections
          5.6.4 and 5.6.5 for a period of one hundred twenty (120) days after the receipt of Tenant's notice referred to in Section 5.6.2, Tenant shall have the right to assign this Lease or sublet the Premises in accordance with Tenant's notice to Landlord given as provided in
          Section 5.6.2 provided that, in each instance (except for transfers in accordance with Section 5.6.1 above), Tenant first obtains the express prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed. Landlord shall not be deemed to be unreasonably withholding its consent to such a proposed assignment or subleasing if:

                  (a) the operations of the proposed assignee or subtenant are not consistent with the operation of a first class office building (by way of example Landlord shall not be deemed to be unreasonably withholding its consent to an assignment or subleasing to any governmental agency), or

                  (b) the proposed assignee or subtenant does not possess adequate financial capability to perform the Tenant obligations as and when due or required, or

                  (c) the assignee or subtenant proposes to use the Premises (or part thereof) for a purpose other than the purpose for which the Premises may be used as stated in Section 1.1 hereof, or

                  (d) there shall be existing an Event of Default (defined in Section 7.1)

                  (e) in the case of a proposed subletting, the proposed location of the subtenant's premises would, in Landlord's reasonable judgment, negatively impact the configuration of the remainder of the Premises or the Building or make the management of the Building significantly more difficult given the size and layout of such subtenant's premises.

5.6.4 In addition, in the case of any assignment or subleasing as to which Landlord may consent (other than an assignment or subletting permitted under Section 5.6.1 hereof) such consent shall be upon the express and further condition, covenant and agreement, and Tenant hereby covenants and agrees that, in addition to the Annual Fixed Rent, additional rent and other charges to be paid pursuant to this Lease, fifty percent (50%) of the "Assignment/Sublease Profits" (hereinafter defined), if any, shall be paid to Landlord.

         The "Assignment/Sublease Profits" shall be the excess, if any, of (a) the "Assignment/ Sublease Net Revenues" as hereinafter defined over (b) the Annual Fixed Rent and additional rent and other charges provided in this Lease. The "Assignment/Sublease Net Revenues" shall be the fixed rent, additional rent and all other charges and sums payable either initially or over the term of the sublease or assignment plus all other profits and increases to be derived by Tenant as a result of such subletting or assignment, less the reasonable costs of Tenant incurred in such subleasing or assignment (the definition of which shall include but not necessarily be limited to rent concessions, brokerage commissions and alteration allowances).

         All payments of the Assignment/Sublease Profits due Landlord shall be made within thirty (30) days of receipt of same by Tenant.

5.6.5 (A) It shall be a condition of the validity of any assignment or subletting of right under Section 5.6.1 above, or consented to under
          Section 5.6.3 above, that the assignee or sublessee agrees directly with Landlord, in form reasonably satisfactory to Landlord, to be bound by all the obligations of the Tenant hereunder, including, without limitation, the obligation to pay the rent and other amounts provided for under this Lease (but in the case of a partial subletting, such subtenant shall agree on a pro rata basis to be so bound) including the provisions of Sections 5.6 through 5.6.5 hereof, but such assignment or subletting shall not relieve the Tenant named herein of any of the obligations of the Tenant hereunder, and Tenant shall remain fully and primarily liable thereof.

         (B) As additional rent, Tenant shall reimburse Landlord promptly for reasonable out of pocket legal and other expenses incurred by Landlord in connection with any request by Tenant for consent to assignment or subletting.

         (C) If this Lease be assigned, or if the Premises or any part thereof be sublet or occupied by anyone other than Tenant, Landlord may upon seven (7) days prior notice to Tenant, at any time and from time to time, collect rent and other charges from the assignee, sublessee or occupant and apply the net amount collected to the rent and other charges herein reserved and Tenant shall have no obligation to make payment for such amount collected, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or a waiver of the provisions of Sections 5.6 through 5.6.5 hereof, or of the obligation to payment for other or future amounts due under this Lease, or the acceptance of the assignee, sublessee or occupant as a tenant or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained, the Tenant herein named to remain primarily liable under this Lease.

         (D) The  consent by  Landlord  to an  assignment  or  subletting  under
         Section 5.6.3 shall in no way be construed to relieve Tenant from obtaining the express consent in writing to Landlord to any further assignment or subletting.

5.6.6 Notwithstanding anything contained in this Lease to the contrary, in the case of (a) a proposed assignment of this Lease or (b) a proposed subleasing of 58,000 rentable square feet or more of the Rentable Floor Area of the Premises (it being understood and agreed that in the event Tenant should desire to sublease 58,000 square feet or more in a single sublease transaction, for the purposes of this paragraph Tenant need only provide Landlord with notice of its intent to sublease such space, as opposed to providing Landlord with the notice and information described in the first paragraph of Section 5.6.2), Landlord may elect, at its option, by notice given within fifteen (15) days after receipt of Tenant's notice given pursuant to this Section 5.6.6, to terminate this Lease in its entirety in the case of an assignment or as to such portions of the Premises proposed to be sublet which would, if made, trigger Landlord's rights under this paragraph (herein called the "Terminated Portion of the Premises") as of a date which shall be not earlier than sixty (60) days nor later than one hundred (100) days after Landlord's notice to Tenant; provided, however that upon the termination date as set forth in Landlord's notice, all of Landlord's and Tenant's obligations as to either the Premises or to the Terminated Portion of the Premises (as applicable) relating to the period after such termination date (but not those relating to the period before such termination date) shall cease and provided, further, that in the event of a subletting, this Lease shall remain in full force and effect as to the remainder of the Premises, except that from and after the termination date the Rentable Floor Area of the Premises shall be reduced to the rentable floor area of the remainder of the Premises and after such termination all references in this Lease to the "Premises" or the "Rentable Floor Area of the Premises" shall be deemed to be references to the remainder of the Premises and accordingly Tenant's payments for Annual Fixed Rent, operating costs and real estate taxes shall be reduced on a pro rata basis to reflect the size of the remainder of the Premises, and provided further that Landlord shall have the right at Landlord's sole cost and expense to make such alterations and improvements as may be required to separately demise the Terminated Portion of the Premises; provided, further that such notice of termination shall be null and void of no force and effect and this Lease shall remain in full force and effect as to both the Terminated Portion of the Premises and the remainder of the Premises if within five (5) days after Landlord's termination notice Tenant shall give notice to Landlord that Tenant withdraws Tenant's assignment or sublease request.

5.7 To defend with counsel first approved by Landlord (which approval shall not be unreasonably withheld or delayed), save harmless, and indemnify Landlord from any liability for injury, accident or damage to any person or property, and from any claims, actions, proceedings and expenses and costs in connection therewith (including without limitation reasonable counsel fees) to the extent (i) arising from (a) the omission, fault, willful act, negligence or other misconduct of Tenant or (b) from any use made or thing done or occurring on the Premises not due to the omission, fault, willful act, negligence or other misconduct of Landlord, or (ii) resulting from the failure of Tenant to perform and discharge its covenants and obligations under this Lease; to maintain in responsible companies qualified to do business, and in good standing, in Massachusetts commercial general liability insurance or comprehensive general liability insurance with a broad form comprehensive liability endorsement covering the Premises insuring Landlord (as an additional insured) as well as Tenant with limits which shall, at the commencement of the Term, be at least equal to those stated in Section 1.1 and from time to time during the Term shall be for such higher limits, if any, as are customarily carried in Greater Boston with respect to similar properties or which may reasonably be required by Landlord, and workmen's compensation insurance with statutory limits covering all of Tenant's employees working in the Premises, and to deposit with Landlord on or before the Commencement Date and concurrent with all renewals thereof, certificates for such insurance bearing the endorsement that the policies will not be canceled until after thirty (30) days' written notice to Landlord. Notwithstanding anything contained in this Section
         5.7 to the contrary, in no event shall Tenant be liable for any special, indirect or consequential damages.

5.8 That all of the furnishings, fixtures, equipment, effects and property of every kind, nature and description of Tenant and of all persons claiming by, through or under Tenant which, during the continuance of this Lease or any occupancy of the Premises by Tenant or anyone claiming under Tenant, may be on the Premises or elsewhere in the Building or on the Site, shall be at the sole risk and hazard of Tenant, and if the whole or any part thereof shall be destroyed or damaged by fire, water or otherwise, or by the leakage or bursting of water pipes, or other pipes, by theft or from any other cause, no part of said loss or damage is to be charged to or be borne by Landlord, provided that this limitation shall not apply to damage to the extent caused by Landlord's negligent act or negligent failure to act and not covered by insurance either maintained by Tenant or required to be maintained by Tenant under this Lease, and provided further that Landlord shall in no event be indemnified or held harmless or exonerated from any liability to Tenant or to any other person, for any injury, loss, damage or liability to the extent such indemnity, hold harmless or exoneration is prohibited by law.

5.9 To permit Landlord and its agents to examine the Premises upon reasonable prior notice (except in the event of an emergency) at reasonable times and, if Landlord shall so elect, to make any repairs or replacements Landlord may deem necessary; to remove, at Tenant's expense, any alterations, addition, signs, curtains, blinds, shades, awnings, aerials, flagpoles, or the like not consented to in writing (to the extent Landlord's consent is required hereunder) or not conforming to the requirements of the second paragraph of Section 3.3 (to the extent Landlord's consent is not required hereunder); and to show the Premises to prospective tenants during the nine (9) months preceding expiration of the Term and to prospective purchasers and mortgagees upon reasonable prior notice at all reasonable times.

5.10 With the exception of the dense file room to be located as shown on Exhibit H on the first floor of the Building (for which the live load per square foot of floor area shall not exceed 300 pounds), not to place a load upon the Premises exceeding an average rate of 100 pounds of live load per square foot of floor area (partitions shall be considered as part of the live load); and not to move any safe, vault or other heavy equipment in, about or out of the Premises except in such manner and at such time as Landlord shall in each instance authorize; Tenant's business machines and mechanical equipment which cause vibration or noise that may be transmitted to the Building structure or to any other space in the Building shall be so installed, maintained and used by Tenant so as to eliminate such vibration or noise.

5.11 To pay promptly when due all taxes which may be imposed upon personal property (including, without limitation, fixtures and equipment) in the Premises to whomever assessed.

                                   ARTICLE VI

                               CASUALTY AND TAKING

6.1 In case during the Lease Term the Building or the Site are damaged by fire or other casualty and such fire or casualty damage cannot, in the ordinary course, reasonably be expected to be repaired within one hundred fifty (150) days from the time that repair work would commence, Landlord or Tenant may, at either party's election, terminate this Lease by notice given to the other party within sixty (60) days after the date of such fire or other casualty, specifying the effective date of termination. The effective date of termination specified by such notice shall not be less than thirty (30) days nor more than forty-five
         (45) days after the date of notice of such termination.

         Unless terminated pursuant to the foregoing provision, this Lease shall remain in full force and effect following any such damage subject, however, to the following provisions.

         If the Building or the Site or any part thereof are damaged by fire or other casualty and this Lease is not so terminated, or Landlord or Tenant have no right to terminate this Lease, and in any such case the holder of any mortgage which includes the Building as a part of the mortgaged premises or any ground lessor of any ground lease which includes the Site as part of the demised premises allows the net insurance proceeds to be applied to the restoration of the Building (and/or the Site), Landlord shall, promptly after such damage and the determination of the net amount of insurance proceeds available, use due diligence to restore the Premises and the Building in the event of damage thereto (excluding any furniture, fixtures or equipment of Tenant, or any other items installed, or paid for, by Tenant, other than the initial tenant improvement work described in Article III hereof), into proper condition for use and occupation and a just proportion of the Annual Fixed Rent, Tenant's share of Operating Expenses and Tenant's share of real estate taxes shall be abated according to the nature and extent of the injury to the Premises, from the date of such fire or other casualty until the Premises shall have been restored by Landlord substantially into such condition except for punch list items and long lead items. Notwithstanding anything herein contained to the contrary, Landlord shall not be obligated to expend for such repair and restoration any amount in excess of the net insurance proceeds.

6.2 Notwithstanding anything to the contrary contained in this Lease, if the Building or the Premises shall be substantially damaged by fire or casualty as the result of a risk not covered by the forms of casualty insurance at the time maintained by Landlord and such fire or casualty damage cannot, in the ordinary course, reasonably be expected to be repaired within ninety (90) days from the time that repair work would commence, Landlord or Tenant may, at either party's election, terminate the Term of this Lease by notice to the other party given within thirty
         (30) days after such loss, specifying the effective date of termination. The effective date of termination specified by such notice shall be not less than thirty (30) days nor more than forty-five (45) days after the date of notice of such termination. Unless terminated pursuant to the foregoing provision, this Lease shall remain in full force and effect following any such damage. If the Lease is not terminated as aforesaid, then a just proportion of the Annual Fixed Rent, Tenant's share of Operating Expenses and Tenant's share of Real Estate Taxes shall be abated according to the nature and extent of the injury to the Premises, from and after the date of such fire or other casualty until the Premises shall have been restored by Landlord into proper condition for use and occupation except for punch list items and long lead items.

6.3 If the entire Building, or such portion of the Premises as to render the balance (if reconstructed to the maximum extent practicable in the circumstances) unsuitable for Tenant's purposes, shall be taken by condemnation or right of eminent domain, Landlord or Tenant shall have the right to terminate this Lease by notice to the other of its desire to do so specifying the effective date of termination, provided that such notice is given not later than thirty (30) days after Tenant has been deprived of possession. The effective date of termination specified by such notice shall be not less than thirty (30) days or more than forty-five (45) days after the date of notice of such termination. Unless terminated pursuant to the foregoing provision, this Lease shall remain in full force and effect following any such taking, subject, however, to the following provisions.

         Further, if so much of the Building shall be so taken that continued operation of the Building would be uneconomic as a result of the taking, Landlord shall have the right to terminate this Lease by giving notice to Tenant of Landlord's desire to do so not later than thirty
         (30) days after Tenant has been deprived of possession of the Premises (or such portion thereof as may be taken). If Landlord shall give such notice, then this Lease shall terminate as of the date of such notice with the same force and effect as if such date were the date originally established as the expiration date hereof.

         Should any part of the Premises be so taken or condemned during the Lease Term hereof, and should this Lease not be terminated in accordance with the foregoing provisions, and the holder of any mortgage which includes the Premises as part of the mortgaged premises or any ground lessor of any ground lease which includes the Site as part of the demised premises allows the net condemnation proceeds to be applied to the restoration of the Building, Landlord agrees, after the determination of the net amount of condemnation proceeds available to Landlord, to use due diligence to put what may remain of the Premises into proper condition for use and occupation as nearly like the condition of the Premises prior to such taking as shall be practicable (excluding any furniture, fixtures or equipment of Tenant, or any other items installed or paid for by Tenant). Notwithstanding the foregoing, Landlord shall not be obligated to expend for such repair and restoration any amount in excess of the net condemnation proceeds.

         If the Premises shall be affected by any exercise of the power of eminent domain, then the Annual Fixed Rent, Tenant's share of Operating Expenses and Tenant's share of real estate taxes shall be justly and equitably abated and reduced from the date of the taking according to the nature and extent of the loss of use thereof suffered by Tenant; and in case of a taking which permanently reduces the Rentable Floor
         Area of the Premises, a just proportion of the Annual Fixed Rent, Tenant's share of Operating Expenses and Tenant's share of real estate taxes shall be abated and/or reduced from the date of the taking for the remainder of the Lease Term. Landlord shall deliver to Tenant copies of any notices from the taking authority regarding an exercise of the power of eminent domain affecting the Premises with reasonable business expedience.

6.4 Landlord shall have and hereby reserves to itself any and all rights to receive awards made for damages to the Premises, the Building, the Complex and the Site and the leasehold hereby created, or any one or more of them, accruing by reason of exercise of eminent domain or by reason of anything lawfully done in pursuance of public or other authority. Except as provided in the next paragraph, Tenant hereby grants, releases and assigns to Landlord all Tenant's rights to such awards, and covenants to execute and deliver such further assignments and assurances thereof as Landlord may from time to time request, unless Tenant is entitled to such awards as a matter of law irrespective of any contractual provisions to the contrary.

         Nothing contained herein shall be construed to prevent Tenant from prosecuting in any condemnation proceeding a claim for the value of any of Tenant's usual trade fixtures installed in the Premises by Tenant at Tenant's expense and for relocation and moving expenses and loss of Tenant's business, provided that such action and resulting award shall not affect or diminish the amount of compensation otherwise recoverable by Landlord from the taking authority.


                                   ARTICLE VII

                                     DEFAULT

7.1 (a) If at any time subsequent to the date of this Lease any one or more of the following events (herein sometimes called an "Event of Default") shall occur:

                  (i) Tenant shall fail to pay the Annual Fixed Rent, additional rent or other charges for which provision is made herein on or before the date on which the same become due and payable, and the same continues for seven (7) days after notice from Landlord thereof, or

                  (ii) Landlord having rightfully given the notice specified in subsection (a) (i) above three (3) times in any calendar year, Tenant shall thereafter in the same calendar year fail to pay the Annual Fixed Rent, additional rent or other charges on or before the date on which the same become due and payable, or,

                  (iii) Tenant shall neglect or fail to perform or observe any other covenant herein contained on Tenant's part to be performed or observed and Tenant shall fail to remedy the same within thirty (30) days after notice to Tenant specifying such neglect or failure, or if such failure is of such a nature that Tenant cannot reasonably remedy the same within such thirty (30) day period, Tenant shall fail to commence promptly to remedy the same and to prosecute such remedy to completion with diligence and continuity; or

                  (iv) Tenant's leasehold interest in the Premises shall be taken on execution or by other process of law directed against Tenant and such execution or other process is not released or dismissed within forty-five (45) days; or

                  (v) Tenant shall make an assignment for the benefit of creditors or shall file a voluntary petition in bankruptcy or shall be adjudicated bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief for itself under any present or future Federal, State or other statute, law or regulation for the relief of debtors, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties, or shall admit in writing its inability to pay its debts generally as they become due; or

                  (vi) A petition shall be filed against Tenant in bankruptcy or under any other law seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future Federal, State or other statute, law or regulation and shall remain undismissed or unstayed for an aggregate of sixty
                           (60) days (whether or not consecutive), or if any debtor in possession (whether or not Tenant) trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Premises shall be appointed without the consent or acquiescence of Tenant and such appointment shall remain unvacated or unstayed for an aggregate of sixty (60) days (whether or not consecutive);

         then, and in any of said cases (notwithstanding any license of a former breach of covenant or waiver of the benefit hereof or consent in a former instance), Landlord lawfully may, immediately or at any time thereafter, and without demand or further notice terminate this Lease by notice to Tenant, specifying a date not less than ten (10) days after the giving of such notice on which this Lease shall terminate, and this Lease shall come to an end on the date specified therein as fully and completely as if such date were the date herein originally fixed for the expiration of the Lease Term (Tenant hereby waiving any rights of redemption), and Tenant will then quit and surrender the Premises to Landlord, but Tenant shall remain liable as hereinafter provided.

         (b) If this Lease shall have been terminated as provided in this Article, then Landlord may, re-enter the Premises pursuant to summary proceedings instituted in accordance with applicable laws or an agreement with Tenant (provided that no such proceedings or agreement shall be required for such entry if Tenant shall vacate or abandon the Premises), and remove and dispossess Tenant and all other persons and any and all property from the same, as if this Lease had not been made.

         (c) In the event that this Lease is terminated under any of the provisions contained in Section 7.1 (a) or shall be otherwise terminated by breach of any obligation of Tenant, Tenant covenants and agrees forthwith to pay and be liable for, on the days originally fixed herein for the payment thereof, amounts equal to the several installments of rent and other charges reserved as they would, under the terms of this Lease, become due if this Lease had not been terminated or if Landlord had not entered or re-entered, as aforesaid, and whether the Premises be relet or remain vacant, in whole or in part, or relet for a period less than the remainder of the Term, and for the whole thereof, but in the event the Premises be relet by Landlord, Tenant shall be entitled to a credit in the net amount of rent and other charges received by Landlord in reletting, after deduction of all reasonable expenses incurred in reletting the Premises (including, without limitation, remodeling costs, brokerage fees and the like), and in collecting the rent in connection therewith, in the following manner:

         Amounts received by Landlord after reletting shall first be applied against such Landlord's reasonable expenses, until the same are recovered, and until such recovery, Tenant shall pay, as of each day when a payment would fall due under this Lease, the amount which Tenant is obligated to pay under the terms of this Lease (Tenant's liability prior to any such reletting and such recovery not in any way to be diminished as a result of the fact that such reletting might be for a rent higher than the rent provided for in this Lease); when and if such expenses have been completely recovered, the amounts received from reletting by Landlord as have not previously been applied shall be credited against Tenant's obligations as of each day when a payment would fall due under this Lease, and only the net amount thereof shall be payable by Tenant. Further, amounts received by Landlord from such reletting for any period shall be credited only against obligations of Tenant allocable to such period, and shall not be credited against obligations of Tenant hereunder accruing subsequent or prior to such period; nor shall any credit of any kind be due for any period after the date when the term of this Lease is scheduled to expire according to its terms.

          (d) (i) At any time after such termination (whether or not Landlord shall have previously collected any damages under said Section
               7.1 (c) as aforesaid) and upon written notice by Landlord to Tenant of Landlord's election to collect damages under this
               Section 7.1 (d) in lieu of damages under Section 7.1 (c) above, Tenant shall pay to Landlord as liquidated final damages and in lieu of all other damages (with respect to rent, operating costs, taxes and electricity payable by Tenant under this Lease) beyond the date of notice from Landlord to Tenant, at Landlord's election, such a sum as at the time of the giving of such notice represents the amount of the excess, if any, of the total rent and other benefits which would have accrued to Landlord under this Lease from the date of such notice for what would be the then unexpired Lease Term if the Lease terms had been fully complied with by Tenant over and above the then cash rental value (in advance) of the Premises for the balance of the Lease Term.

          (ii) For the purposes of this Article, if Landlord elects to require Tenant to pay damages in accordance with the immediately preceding paragraph, the total rent shall be computed by assuming that Tenant's share of excess taxes, Tenant's share of excess operating costs and Tenant's share of excess electrical costs would be, for the balance of the unexpired Term from the date of such notice, the amount thereof (if any) for the immediately preceding annual period payable by Tenant to Landlord.

         (e) In case of any Event of Default, and Tenant shall be dispossessed by summary proceedings or pursuant to or an agreement with Landlord or Tenant shall vacate or abandon the Premises, Landlord may (i) re-let the Premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms which may at Landlord's option be equal to or less than or exceed the period which would otherwise have constituted the balance of the Term of this Lease and may grant concessions or free rent to the extent that Landlord considers reasonably advisable or necessary to re-let the same and (ii) may make such alterations, repairs and decorations in the Premises as Landlord in its sole judgment considers advisable or necessary for the purpose of reletting the Premises; and the making of such alterations, repairs and decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed in accordance with the provisions of this Lease, or in the event of Landlord obtaining possession of the Premises in accordance with the provisions of this Lease, by reason of the violation by Tenant of any of the covenants and conditions of this Lease.

         (f) The specified remedies to which Landlord may resort hereunder are not intended to be exclusive of any remedies or means of redress to which Landlord may at any time be entitled lawfully (provided, however, that Landlord shall not be entitled to receive damages under Section 7.1(c) after such time as it has elected to receive liquidated damages under Section 7.1(d) above), and Landlord may invoke any remedy allowed at law or in equity as if specific remedies were not herein provided for. Further, nothing contained in this Lease shall limit or prejudice the right of Landlord to prove and obtain in proceedings for bankruptcy or insolvency by reason of the termination of this Lease, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, the damages are to be proved, whether or not the amount be greater, equal to, or less than the amount of the loss or damages referred to above.

7.2 Subject to the provisions of Section 8.17 (B) below, Landlord shall in no event be in default in the performance of any of Landlord's obligations hereunder unless and until Landlord shall have failed to perform such obligations within thirty (30) days, or such additional time as is reasonably required to correct any such default (provided that if such default is of such a nature that Landlord cannot reasonably remedy the same within such thirty (30) day period, Landlord shall commence promptly to remedy the same and to prosecute such remedy to completion with diligence and continuity), after notice by Tenant to Landlord properly specifying wherein Landlord has failed to perform any such obligation.


                                   ARTICLE VIII

                              MISCELLANEOUS PROVISIONS

8.1 Tenant covenants and agrees that Tenant will not do or permit anything to be done in or upon the Premises, or bring in anything or keep anything therein, which shall invalidate or increase the rate of insurance on the Premises or on the Building above the standard rate applicable to premises being occupied for the use to which Tenant has agreed to devote the Premises; and Tenant further agrees that, in the event that Tenant shall undertake any of the foregoing non-permitted uses, Tenant will promptly pay to Landlord, on demand, any such increase resulting therefrom, which shall be due and payable as additional rent thereunder.

8.2 Failure on the part of Landlord or Tenant to complain of any action or non-action on the part of the other, no matter how long the same may continue, shall never be a waiver by Tenant or Landlord, respectively, of any of the other's rights hereunder. Further, no waiver at any time of any of the provisions hereof by Landlord or Tenant shall be construed as a waiver of any of the other provisions hereof, and a waiver at any time of any of the provisions hereof shall not be construed as a waiver at any subsequent time of the same provisions. The consent or approval of Landlord or Tenant to or of any action by the other requiring such consent or approval shall not be construed to waive or render unnecessary Landlord's or Tenant's consent or approval to or of subsequent similar act by the other.

         No payment by Tenant, or acceptance by Landlord, of a lesser amount than shall be due from Tenant to Landlord shall be treated otherwise than as a payment on account. The acceptance by Landlord of a check for a lesser amount with an endorsement or statement thereon, or upon any letter accompanying such check, that such lesser amount is payment in full, shall be given no effect, and Landlord may accept such check without prejudice to any other rights or remedies which Landlord may have against Tenant.

8.3 Except as otherwise expressly provided in Section 7.1(f) above, the specific remedies to which Landlord may resort under the terms of this Lease are cumulative and are not intended to be exclusive of any other remedies or means of redress to which such party may be lawfully entitled in case of any breach or threatened breach by Tenant of any provisions of this Lease. In addition to the other remedies provided in this Lease, Landlord shall be entitled to the restraint by injunction of the violation or attempted or threatened violation of any of the covenants, conditions or provisions of this Lease or to a decree compelling specific performance of any such covenants, conditions or provisions.

8.4 Tenant, subject to the terms and provisions of this Lease on payment of the rent and observing, keeping and performing all of the terms and provisions of this Lease on Tenant's part to be observed, kept and performed, shall lawfully, peaceably and quietly have, hold, occupy and enjoy (i) the Premises and (ii) any and all other rights, responsibilities and appurtenances of Tenant under this Lease during the Term subject to the terms of this Lease, without hindrance or ejection by any persons lawfully claiming under or through Landlord to have title to the Premises superior to Tenant or without hindrance or ejection due to Landlord's failure to comply with the terms of this Lease; the foregoing covenant of quiet enjoyment is in lieu of any other covenant, express or implied; and it is understood and agreed that this covenant and any and all other covenants of Landlord contained in this Lease shall be binding upon Landlord and Landlord's successors and assigns only with respect to breaches occurring during Landlord's or Landlord's successors' or assigns respective ownership of Landlord's interest hereunder, as the case may be.

         Further, Tenant specifically agrees to look solely to Landlord's then equity interest in the Building at the time owned (or in which Landlord holds an interest as ground lessee) and the proceeds of (i) any property insurance policy covering the Building and/or the Site resulting from a casualty where Landlord has elected not to restore and
         (ii) any insurance which Landlord actually carries covering any claim which Tenant may have against Landlord, less the amount of any deductible, for recovery of any judgment from Landlord; it being specifically agreed that neither Landlord (original or successor), nor any partner in or of Landlord, nor any beneficiary of any Trust of which any person holding Landlord's interest is Trustee, shall ever be personally liable for any such judgment, or for the payment of any monetary obligation to Tenant. The provision contained in the foregoing sentence is not intended to, and shall not, limit any right that Tenant might otherwise have to obtain injunctive relief against Landlord or Landlord's successors in interest, or any action not involving the personal liability of Landlord (original or successor), any partner in or of Landlord, any successor Trustee to the persons named herein as Landlord, or any beneficiary of any Trust of which any person holding Landlord's interest is Trustee, to respond in monetary damages from Landlord's assets other than Landlord's equity interest aforesaid in the Building. In no event shall Landlord ever be liable to Tenant for any indirect or consequential damages suffered by Tenant from whatever cause.

8.5 After receiving notice from any person, firm or other entity that it holds a mortgage which includes the Premises as part of the mortgaged premises, which notice shall set forth the name, mailing address, telephone number, facsimile number and a contact person of the holder, or that it is the ground lessor under a lease with Landlord, as ground lessee, which includes the Premises as a part of the demised premises, no notice from Tenant to Landlord shall be effective unless and until a copy of the same is given to such holder or ground lessor, and the curing of any of Landlord's defaults by such holder or ground lessor within a reasonable time thereafter (including a reasonable time to obtain possession of the premises if the mortgagee or ground lessor elects to do so) shall be treated as performance by Landlord. For the purposes of this Section 8.5 or Section 8.15, the term "mortgage" includes a mortgage on a leasehold interest of Landlord (but not one on Tenant's leasehold interest).

8.6 With reference to any assignment by Landlord or Landlord's interest in this Lease, or the rents payable hereunder, conditional in nature or otherwise, which assignment is made to the holder of a mortgage or ground lease on property which includes the Premises, Tenant agrees:

         (a) That the execution thereof by Landlord, and the acceptance thereof by the holder of such mortgage or the ground lessor, shall never be treated as an assumption by such holder or ground lessor of any of the obligations of Landlord hereunder, unless such holder, or ground lessor, shall, by notice sent to Tenant, specifically otherwise elect; and

         (b) That, except as aforesaid, such holder or ground lessor shall be treated as having assumed Landlord's obligations hereunder only upon foreclosure of such holder's mortgage and the taking of possession of the Premises, or, in the case of a ground lessor, the assumption of Landlord's position hereunder by such ground lessor.

         In no event shall the acquisition of title to the Building and the land on which the same is located by a purchaser which, simultaneously therewith, leases the entire Building or such land back to the seller thereof be treated as an assumption by such purchaser-lessor, by operation of law or otherwise, of Landlord's obligations hereunder, but Tenant shall look solely to such seller-lessee, and its successors from time to time in title, for performance of Landlord's obligations hereunder subject to the provisions of Section 8.4 hereof. In any such event, this Lease shall be subject and subordinate to the lease to such purchaser provided that such purchaser agrees to recognize the right of Tenant to use and occupy the Premises upon the payment of rent and other charges payable by Tenant under this Lease and the performance by Tenant of Tenant's obligations under this Lease and provided that Tenant agrees to attorn to such purchaser. For all purposes, such seller-lessee, and its successors in title, shall be the landlord hereunder unless and until Landlord's position shall have been assumed by such purchaser-lessor.

8.7 No act or thing done by Landlord during the Lease Term shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept such surrender shall be valid, unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the Premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agents shall not operate as a termination of the Lease or a surrender of the Premises.

8.8 (A) Tenant warrants and represents that Tenant has not dealt with any broker in connection with the consummation of this Lease other than the broker, person or firm, if any, designated in Section 1.1 hereof; and in the event any claim is made against the Landlord relative to dealings by Tenant with brokers other than the Brokers, if any, designated in Section 1.1 hereof, Tenant shall defend the claim against Landlord with counsel of Tenant's selection first approved by Landlord (which approval will not be unreasonably withheld or delayed) and save harmless and indemnify Landlord on account of loss, cost or damage which may arise by reason of such claim.

         (B) Landlord warrants and represents that Landlord has not dealt with any broker in connection with the consummation of this Lease other than the broker, person or firm, if any, designated in Section 1.1 hereof; and in the event any claim is made against the Tenant relative to dealings by Landlord with brokers other than the Brokers, if any, designated in Section 1.1 hereof, Landlord shall defend the claim against Tenant with counsel of Landlord's selection first approved by Tenant (which approval shall not be unreasonably withheld or delayed) and save harmless and indemnify Tenant on account of loss, cost or damage which may arise by reason of such claim. Landlord agrees that it shall be solely responsible for the payment of brokerage commissions to the Broker, if any, designated in Section 1.1 hereof.

8.9 If any term or provision of this Lease, or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

8.10 The obligations of this Lease shall run with the land, and except as herein otherwise provided, the terms hereof shall be binding upon and shall inure to the benefit of the successors and assigns, respectively, of Landlord and Tenant and, if Tenant shall be an individual, upon and to his heirs, executors, administrators, successors and assigns. Each term and each provision of this Lease to be performed by Tenant shall be construed to be both a covenant and a condition. The reference contained to successors and assigns of Tenant is not intended to constitute a consent to subletting or assignment by Tenant.

8.11 Tenant agrees not to record the within Lease, but each party hereto agrees, on the request of the other, to execute a so-called Notice of Lease or short form lease in form recordable and complying with applicable law and reasonably satisfactory to both Landlord's and Tenant's attorneys. In no event shall such document set forth rent or other charges payable by Tenant under this Lease; and any such document shall expressly state that it is executed pursuant to the provisions contained in this Lease, and is not intended to vary the terms and conditions of this Lease.

8.12 Whenever, by the terms of this Lease, notice shall or may be given either to Landlord or to Tenant, such notice shall be in writing and shall be hand delivered (provided the delivery service provides a delivery receipt) or sent by registered or certified mail postage prepaid:

                  If intended for Landlord, addressed to Landlord at the address set forth on the first page of this Lease (or to such other address or addresses as may from time to time hereafter be designated by Landlord by like notice) with a copy to Landlord, Attention: General Counsel.

                  If intended for Tenant, addressed to Tenant at the address set forth on the second page of this Lease (or to such other address or addresses as may from time to time hereafter be designated by Tenant by like notice).

         All such notices shall be effective when received provided that the same are not refused (in which case, the date such notice is first attempted to be delivered shall be the effective date).

         Where provision is made for the attention of an individual or department, the notice shall be effective only if the wrapper in which such notice is sent is addressed to the attention of such individual or department.

8.13 Employees or agents of Landlord have no authority to make or agree to make a lease or any other agreement or undertaking in connection herewith. The submission of this document for examination and negotiation does not constitute an offer to lease, or a reservation of, or option for, the Premises, and this document shall become effective and binding only upon the execution and delivery hereof by both Landlord and Tenant. All negotiations, considerations, representations and understandings between Landlord and Tenant are incorporated herein and may be modified or altered only by written agreement between Landlord and Tenant, and no act or omission of any employee or agent of Landlord shall alter, change or modify any of the provisions hereof.

8.14 The titles of the Articles throughout this Lease are for convenience and reference only, and the words contained therein shall in no way be held to explain, modify, amplify or aid in the interpretation, construction or meaning of the provisions of this Lease.

8.15 This Lease shall be subject and subordinate to any mortgage now or hereafter on the Site or the Building, or both, and to each advance made or hereafter to be made under any mortgage, and to all renewals, modifications, consolidations, replacements and extensions thereof and all substitutions therefor provided that the holder of such mortgage agrees in writing to recognize any and all rights and appurtenances of Tenant under this Lease (including the right to use and occupy the Premises) upon the payment of rent and other charges payable by Tenant under this Lease and the performance by Tenant of Tenant's obligations hereunder. In confirmation of such subordination and recognition, Tenant shall, within ten (10) days of Landlord's request, execute and deliver such instruments of subordination and recognition as such mortgagee may reasonably require, subject to the receipt of such instruments of recognition from such mortgagee as Tenant may reasonably request. In the event that any mortgagee or its respective successor in title shall succeed to the interest of Landlord, then, this Lease shall nevertheless continue in full force and effect and Tenant shall and does hereby agree to attorn to such mortgagee or successor and to recognize such mortgagee or successor as its landlord, subject to the receipt by Tenant of a non-disturbance and attornment agreement from such mortgagee in form and substance reasonably satisfactory to Tenant. If any holder of a mortgage which includes the Premises, executed and recorded prior to the date of this Lease, shall so elect, this Lease and the rights of Tenant hereunder, shall be superior in right to the rights of such holder, with the same force and effect as if this Lease had been executed, delivered and recorded, or a statutory Notice hereof recorded, prior to the execution, delivery and recording of any such mortgage. The election of any such holder shall become effective upon either notice from such holder to Tenant in the same fashion as notices from Landlord to Tenant are to be given hereunder or by the recording in the appropriate registry or recorder's office of an instrument in which such holder subordinates its rights under such mortgage to this Lease.

8.16 Recognizing that both parties may find it necessary to establish to third parties, such as accountants, banks, mortgagees or the like, the then current status of performance hereunder, either party, on the request of the other made from time to time, will promptly furnish within ten (10) days after request to Landlord, or the holder of any mortgage encumbering the Premises, or to Tenant, as the case may be, a statement, in form reasonably satisfactory to the party providing the same, of the status of any matter pertaining to this Lease, including, without limitation, acknowledgments that (or the extent to which) each party is in compliance with its obligations under the terms of this Lease. Any such statement delivered by Tenant pursuant to this Section
         8.16 may be relied upon by any prospective purchaser or mortgagee of the Premises or any prospective assignee of any mortgagee of the Premises.

8.17 (A) If Tenant shall at any time default in the performance of any obligation under this Lease, Landlord shall have the right, but shall not be obligated, to enter upon the Premises and to perform such obligation notwithstanding the fact that no specific provision for such substituted performance by Landlord is made in this Lease with respect to such default. In performing such obligation, Landlord may make any reasonable payment of money or perform any other act. All sums so paid by Landlord (together with interest at the rate of one and one-half percentage points over the then prevailing prime rate in Boston as set by The First National Bank of Boston) and all necessary incidental costs and expenses in connection with the performance of any such act by Landlord, shall be deemed to be additional rent under this Lease and shall be payable to Landlord immediately on demand. Landlord may exercise the foregoing rights without waiving any other of its rights or releasing Tenant from any of its obligations under this Lease.

         (B) In the event Landlord fails to make such repairs as are required of Landlord by the terms of this Lease within thirty (30) days after written notice from Tenant to Landlord and to the holder of any mortgage on the Premises of which Landlord has given Tenant notice or of which Tenant has actual notice, specifying the nature of such repairs (or if such repairs are of the type which cannot be completed within thirty (30) days, then if Landlord or the holder of any such mortgage (at the option of such mortgagee) fails to (i) commence making such repairs within thirty (30) days after such written notice from Tenant and (ii) thereafter prosecute such repairs to completion with due diligence given the nature of such repairs), then thereafter at any time prior to Landlord's or such mortgagee's commencing such repairs or subsequent to Landlord or such mortgagee commencing such repairs if Landlord or such mortgagee has not prosecuted such repairs to completion with due diligence given the nature of such repairs, Tenant may, but need not, make such repairs and charge the reasonable cost thereof to Landlord; provided, however, that in the case of emergency repairs (i) such notice by Tenant to Landlord and such mortgagee need not be in writing, and (ii) Tenant may make such emergency repairs and charge the reasonable cost thereof to Landlord if either Landlord or such mortgagee has not made such emergency repairs within a reasonable time after such notice. If Landlord fails to reimburse Tenant for such reasonable costs within thirty (30) days after the submission to Landlord of documentation describing the nature of such repair work performed by or for Tenant, Tenant shall have the right to commence and prosecute suit against Landlord to collect such reasonable costs. However, in no event shall Tenant have the right to offset against, withhold or deduct from Annual Fixed Rent or additional rent payable under this Lease for any reason relating to this Section 8.17(B).

8.18 Any holding over by Tenant after the expiration of the term of this Lease shall be treated as a tenancy at sufferance at one hundred fifty percent (150%) of the rents and other charges herein (prorated on a daily basis) and shall otherwise be on the terms and conditions set forth in this Lease, as far as applicable; provided, however, that neither the foregoing nor any other term or provision of this Lease shall be deemed to permit Tenant to retain possession of the Premises or hold over in the Premises after the expiration or earlier termination of the Lease Term.

8.19 Any insurance carried by either party with respect to the Premises or property therein or occurrences thereon shall, if it can be so written without additional premium or with an additional premium which the other party agrees to pay, include a clause or endorsement denying to the insurer rights of subrogation against the other party to the extent rights have been waived by the insured prior to occurrence of injury or loss. Each party, notwithstanding any provisions of this Lease to the contrary, hereby waives any rights of recovery against the other for injury or loss due to hazards covered by such insurance to the extent of the indemnification received thereunder.

8.20 Notwithstanding any provision of this Lease to the contrary, Tenant shall have the right to install signage with Tenant's name at the Building entrance and at the driveway entrance to the Complex subject to the following provisions:

          (A) Tenant shall have the right to install, at its own expense, a sign at the Building entrance with Tenant's name (the "Building Entrance Signage"). The Building Entrance Signage shall be of a size and design and placed in a location comparable to that found in the 195 West Street building currently leased by Landlord to Tenant, shall otherwise be mutually agreeable to Landlord and Tenant, and shall be subject to the applicable provisions of the Zoning By-Law of the City of Waltham and to any other applicable laws and regulations. It is understood and agreed that Tenant shall be responsible for obtaining all necessary permits relating to such signage, and that the failure by Tenant to obtain the same shall not give Tenant any right to terminate this Lease nor entitle Tenant to any abatement, set-off or other reduction of Annual Fixed Rent, additional rent or other charges payable hereunder. Landlord agrees to assist Tenant with commercially reasonable efforts regarding Tenant's obtaining of permits and approvals for the Building Entrance Signage, provided Landlord shall not be required to expend any monies, assume any costs or expenses or undertake any liability with respect thereto.

                  Notwithstanding the foregoing and Tenant's right to the Building Entrance Signage, Landlord shall have the right (i) prior to such time as Tenant shall directly lease and occupy (at a minimum) an amount of space at least equal to the rentable square footage of Phase I of the Building in its entirety and the Expansion Premises (the Threshold Amount), to provide signage at the Building entrance for up to two (2) other tenants of the Complex who lease the equivalent of more than one (1) floor of Phase II of the Building (which such signage may remain notwithstanding that Tenant's occupancy has reached the Threshold Amount) and (ii) after Tenant's occupancy has reached the Threshold Amount, to provide signage at the Building entrance to one (1) tenant of the Complex who leases the equivalent of two (2) floors of Phase II of the Building. The foregoing limitation on Landlord's ability to provide signage at the Building entrance to tenants of the Complex shall terminate and be of no further force and effect if Tenant shall assign this Lease or if Tenant's occupancy shall fall below 100,000 rentable square feet of floor area as the result of subleasing (other than to an approved assignee of Tenant's entire interest in this Lease for the balance of the Lease Term or in connection with an assignment or sublease under Section 5.6.1 above); provided, however, that in no event shall the number of Building entrance signs be greater than three (3) (inclusive of the Building Entrance Signage provided to Tenant hereunder).

          (B) Tenant shall also have the right, at Tenant's own expense, to install a sign at the driveway entrance to the Complex (the "Driveway Entrance Signage"). The Driveway Entrance Signage shall be placed in a location comparable to that found at the driveway entrance to the 195 West Street building currently leased by Landlord to Tenant, shall otherwise be mutually agreeable to Landlord and Tenant with respect to size and design, and shall be subject to the applicable provisions of the Zoning By-law of the City of Waltham and to any other applicable laws and regulations. It is understood and agreed that Tenant shall be responsible for obtaining all necessary permits and approvals relating to such signage, and that the failure by Tenant to obtain the same shall not give Tenant any right to terminate this Lease nor entitle Tenant to any abatement, set-off or other reduction of Annual Fixed Rent, additional rent or other charges payable hereunder. Landlord agrees to assist Tenant with commercially reasonable efforts regarding Tenant's obtaining of permits and approvals for the Driveway Entrance Signage, provided Landlord shall not be required to expend any monies, assume any costs or expenses or undertake any liability with respect thereto.

                  Notwithstanding the fact that Tenant has the right to the Driveway Entrance Signage, Landlord shall have the right to provide one (1) other tenant in the Complex who leases the equivalent of two (2) floors in Phase II of the Building with rights comparable to Tenant's with respect to signage at the driveway entrance to the Building.

         (C) Notwithstanding anything contained herein to the contrary, the right to corporate signage provided in this Section 8.20 shall be exclusive to PAREXEL International Corporation and shall not pass to any assignee of this Lease or subtenant of the Premises (other than an assignee or subtenant under Section
                  5.6.1 above or an approved assignee of Tenant's entire interest in this Lease for the balance of the Lease Term).

          (D) Notwithstanding anything contained in this Section 8.20 to the contrary, Tenant's right to signage under this Section 8.20 shall terminate and be of no further force and effect and Landlord shall have the right, at Tenant's expense, to remove any signage described in this Section 8.20 and repair any damage done to the Building or the Site (i) upon the expiration or earlier termination of the Term of this Lease, or (ii) upon the occurrence of an Event of Default or (iii) with respect to the Driveway Entrance Signage only, if Tenant shall assign this Lease (other than to an approved assignee of Tenant's entire interest in this Lease for the balance of the Lease Term or in connection with an assignment or sublease under Section 5.6.1 above). In addition, Tenant's right to Driveway Entrance Signage under this
               Section 8.20 shall terminate and be of no further force and effect and Landlord shall have the right, at Tenant's expense, to remove such Driveway Entrance Signage and repair any damage done to the Site if Tenant's occupancy shall fall below 90,000 rentable square feet of floor area and the space then occupied by Tenant is either (x) less than the space occupied by any other tenant in the Complex or (y) less than the equivalent square footage of two (2) floors in Phase II of the Building.

8.21 Landlord shall construct a food service facility in the Building in a location in the Building and of a size and scope as shown on Exhibit C for use by tenants in the Building and their visitors, which facility shall be operational on or before July 1, 1999, as such date may be extended automatically for such periods of time as Landlord is prevented from proceeding with or completing the same by reason of Landlord's Force Majeure (such periods of time not to exceed one hundred twenty (120) days in the aggregate for any Landlord's Force Majeure) or any Tenant Delays (without limiting Landlord's other rights on account thereof). Landlord agrees to provide Tenant with reasonable interim food service if the food service facility contemplated hereby is not operational by the Initial Phase I Scheduled Completion Date until such time as the facility is completed as aforesaid.

8.22 In addition to the surface parking to be provided to Tenant in the ratio set forth in Section 1.1, Landlord shall construct a structured parking facility (the Parking Structure) on the Site for Tenant's exclusive use. The Parking Structure shall contain at least 300 parking spaces. Landlord shall use due diligence to complete the Parking Structure by July 1, 1999, subject to Landlord's obtaining all necessary permits and approvals for the construction and operation of the Parking Structure, it being understood and agreed that the failure of Landlord to complete the Parking Structure on or prior to any particular date shall not entitle Tenant to any abatement or reduction of Annual Fixed Rent or additional rent or the right to withhold or set off against Annual Fixed Rent or additional rent otherwise payable under this Lease. Tenant shall have the right to use 300 parking spaces in the parking area serving Phase II of the Building until such time as Phase II of the Building is fully leased to third-party tenants or such time as construction of the Parking Structure has been completed.

         Tenant shall be have the exclusive right to use parking spaces in the Parking Structure, and shall pay to Landlord (as additional rent and at the same time and in the same manner as Tenant's payments of Annual Fixed Rent under Section 2.5) rent therefor, as follows:

         Time Period                      # of Spaces                         Amount
         Months 1-3                          75                               $ 20,000 (for three month period)
         Months 4-6                         150                               $ 40,000 (for three month period)
         Months 7-9                         225                               $ 60,000 (for three month period)
         Months 10-12                       300                               $ 80,000 (for three month period)
         Year 2                             300                               $400,000 (annual)
         Year 3                             300                               $400,000 (annual)
         Year 4                             300                               $400,000 (annual)
         Year 5                             300                               $400,000 (annual)
         Year 6                             300                               $430,000 (annual)
         Year 7                             300                               $430,000 (annual)
         Year 8                             300                               $430,000 (annual)
         Year 9                             300                               $430,000 (annual)
         Year 10                            300                               $430,000 (annual)
         Years 11-15 (if first
         extension option exercised)        300                               $415,000 (annual)
         Years 16-20 (if second
         extension option exercised)        300                               $415,000 (annual)

8.23 This Lease shall be governed exclusively by the provisions hereof and by the law of the Commonwealth of Massachusetts, as the same may from time to time exist.

         EXECUTED as a sealed instrument in two or more counterparts each of which shall be deemed to be an original.

                                          LANDLORD:

                                          BOSTON PROPERTIES LIMITED PARTNERSHIP


         WITNESS:                           By:      BOSTON PROPERTIES, INC.,
                                            its sole general partner

         ______________________             By:_/s/James C. Rosenfeld_________
                                            Name:__James C. Rosenfeld_________
                                            Title:_Senior Vice President______

                                          TENANT:

                                          PAREXEL INTERNATIONAL CORPORATION

                                            By_/s/Josef von Rickenbach_______
                                            Name__Josef von Rickenbach_______
                                            Title_CEO and Chairman___________
                                            HERETO DULY AUTHORIZED
ATTEST:

By
Name
Title         Secretary                      By_/s/William T. Sobo, Jr.______
(Assistant Secretary)                        Name__William T. Sobo, Jr.______
                                             Title   TREASURER
                                             HERETO DULY AUTHORIZED
                                             (CORPORATE SEAL)