Form 10-Q
period 1999-03-31
PAREXEL INTERNATIONAL CORP
filed 1999-05-14
CIK 799729

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

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1999, there were 25,102,588 shares of PAREXEL International Corporation common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                                                           Page

Part I.    Financial Information

Item 1     Financial Statements (Unaudited):

           Condensed  Consolidated  Balance  Sheets--  March
           31, 1999 and June 30, 1998                                        3

           Condensed Consolidated Statements of Operations -- Three
           months ended March 31, 1999 and 1998;  Nine months ended
           March 31, 1999 and 1998                                           4

           Condensed Consolidated Statements of Cash Flows -- Nine
           months ended March 31, 1999 and 1998                              5


           Notes to Condensed Consolidated Financial Statements              6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

           Risk Factors                                                     16

Part II.   Other Information                                                22

Item 2     Changes in Securities and Use of Proceeds                        22

Item 6     Exhibits and Reports on Form 8-K                                 22

Signatures                                                                  24

Part I.  Financial Information
Item 1 - Financial Statements

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,             June 30,
                                                                                        1999                  1998
                                                                                 --------------------    -----------------
                                                                                       (Unaudited)

                                      ASSETS
Current assets:
 Cash and cash equivalents                                                                 $46,160             $39,941

 Marketable securities                                                                      41,293              37,479
 Accounts receivable, net                                                                  136,143             109,741
 Prepaid expenses                                                                           10,404              11,895
 Other current assets                                                                       10,852              10,674
                                                                                 ------------------    ----------------
      Total current assets                                                                 244,852             209,730

Property and equipment, net                                                                 46,057              45,311
Other assets                                                                                15,407               6,717
                                                                                 ==================    ================
                                                                                          $306,316            $261,758
                                                                                 ==================    ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Credit arrangements                                                                       $     -             $ 1,413
 Accounts payable                                                                           16,204              10,923
 Advance billings                                                                           57,501              45,273
 Other current liabilities                                                                  37,020              33,184
                                                                                 ------------------    ----------------
     Total current liabilities                                                             110,725              90,793

Other liabilities                                                                            4,109               2,585
                                                                                 ------------------    ----------------
     Total liabilities                                                                     114,834              93,378
                                                                                 ------------------    ----------------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                    -                    -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 25,116,400 and 24,657,637 at
   March 31, 1999 and June 30, 1998, respectively; shares
   outstanding: 25,086,988 and 24,628,225 at March 31, 1999
   and June 30, 1998, respectively                                                             251                 246
 Additional paid-in capital                                                                158,525             149,921
 Retained earnings and cumulative translation adjustment                                    32,706              18,213
                                                                                 ------------------    ----------------
     Total stockholders' equity                                                            191,482             168,380
                                                                                 ==================    ================
                                                                                          $306,316            $261,758
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




                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                            For the three months              For the nine months
                                                                ended March 31,                 ended March 31,
                                                            --------------------------------------------------------------
                                                                1999           1998           1999             1998
                                                            ------   -----  ----   ------ -------   ----  --------   ---

Net revenue                                                       $90,032       $73,067       $260,722         $204,051
                                                            --------------  -------------  -------------   -------------


Costs and expenses:
   Direct costs                                                    59,424        47,364         172,051         132,925
   Selling, general and administrative                             18,398        16,743          52,792          44,054
   Depreciation and amortization                                    4,507         5,241          13,222          11,038
   Acquisition-related charges                                      -             6,173           -              10,273
                                                            --------------  -------------  -------------   -------------

                                                                   82,329        75,521         238,065         198,290
                                                            --------------  -------------  -------------   -------------

Income (loss) from operations                                       7,703       (2,454)          22,657           5,761

Other income, net                                                   1,044           905           2,384           2,946
                                                            --------------  -------------  -------------   -------------

Income (loss) before provision for income taxes                     8,747       (1,549)          25,041           8,707

Provision for income taxes                                          3,062           817           8,710           4,827
                                                            --------------  -------------  -------------   -------------

Net income (loss)                                                  $5,685      ($2,366)         $16,331          $3,880
                                                            ==============  =============  =============   =============

Earnings (loss) per common share:
   Basic                                                            $0.23       ($0.10)           $0.66           $0.16
   Diluted                                                          $0.23       ($0.10)           $0.65           $0.16






                                       See  notes  to   condensed   consolidated financial statements.


                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 For the nine months ended
                                                                                                          March 31,
                                                                                           --------------------------------------
                                                                                                   1999                 1998
                                                                                            ----------------    -----------------
Cash flows from operating activities:
  Net income                                                                                       $16,331             $ 3,880
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                                   13,222              11,038
    Acquisition-related charges                                                                      -                  10,273
    Changes in operating assets and liabilities, net of effects of acquisition                      (7,358)            (20,822)
                                                                                            ----------------    -----------------

Net cash provided by operating activities                                                           22,195               4,369
                                                                                            ----------------    -----------------

Cash flows from investing activities:
  Purchase of marketable securities                                                               (68,840)             (90,217)
  Proceeds from sale of marketable securities                                                      65,026              124,803
  Other investing activities                                                                        -                   (1,377)
  Dividend paid by pooled entity                                                                    -                   (1,293)
  Purchase of plant and equipment                                                                 (13,431)
  Cash of acquired company                                                                            633              (22,358)
                                                                                                                         -
                                                                                            ----------------    -----------------

  Net cash (used in) provided by investing activities                                             (16,612)               9,558
                                                                                            ----------------    -----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                            3,858                4,453
  Repayments of long-term debt                                                                     (1,386)                (883)
                                                                                            ----------------    -----------------

Net cash provided by financing activities                                                           2,472                3,570
                                                                                            ----------------    -----------------

Elimination of net cash activities of acquired companies
  for duplicated periods                                                                            -                      672
                                                                                            ----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                       (1,836)                (167)
                                                                                            ----------------    -----------------

Net increase in cash and cash equivalents                                                           6,219               18,002

Cash and cash equivalents at beginning of period                                                   39,941               36,626
                                                                                            ----------------    -----------------


Cash and cash equivalents at end of period                                                        $46,160              $54,628
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

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. The financial statements for the nine-month period ended March 31, 1998 have been restated to reflect acquisitions made in the third quarter of fiscal 1998 accounted for under the pooling of interests method. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 -- Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Earnings per share amounts for prior periods presented have been restated to conform to the SFAS 128 requirements. The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                 For the three months ended       For the nine months ended
                                                         March 31,                        March 31,
                                                -----------------------------    ----------------------------
                                                    1999           1998              1999            1998
                                                 ----------    --------------    ------------     ------------
Net income (loss) attributable to
     common shares                                  $5,685        ($2,366)          $16,331          $3,880
                                                 ==========    ============     ============    ============


Basic Earnings (Loss) Per Common
  Share Computation:
Weighted average common shares
     outstanding                                    24,834          24,114           24,777          23,846
                                                 ==========    ============     ============    ============
Basic earnings (loss) per common share               $0.23         ($0.10)            $0.66           $0.16
                                                 ==========    ============     ============    ============


Diluted Earnings (Loss) Per Common
  Share Computation:
Weighted average common shares outstanding:
  Shares attributable to common stock               24,834          24,114           24,777          23,846
  Shares attributable to common stock
     options                                           230          -                   328             930
                                                 ----------    ------------     ------------    ------------
                                                    25,064          24,114           25,105          24,776
                                                 ==========    ============     ============    ============
Diluted earnings per common share                    $0.23         ($0.10)            $0.65           $0.16
                                                 ==========    ============     ============    ============


Note 3 - Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of this Statement. Total comprehensive income (loss), which was comprised of net income (loss) and foreign currency translation adjustments, was $4.8 million and ($3.9 million) for the three months ended March 31, 1999 and 1998, respectively. Total comprehensive income for the nine months ended March 31, 1999 and 1998 totaled $14.5 million and $3.9 million, respectively.

Note 4 - Acquisition

On March 31, 1999, the Company acquired the stock of Groupe PharMedicom S.A. in exchange for approximately 199,600 shares of the Company's common stock in a transaction accounted for as a purchase business combination. Groupe Pharmedicom is a leading French provider of post-regulatory services to pharmaceutical manufacturers. The Company recorded approximately $8.5 million related to the excess cost over the fair value of the net assets acquired. Pro forma results of operations of the Company, assuming this acquisition was recorded at the beginning of each period presented, would not be materially different from actual results presented.

Note 5 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires selected information to be reported on the Company's operating segments. Operating segments are determined by the way management structures the segments in making operating decisions and assessing performance. The Company is currently reviewing what changes, if any, this will require on the presentation of the financial statements for fiscal year 1999. The adoption of this statement will not have an effect on the Company's financial position or results of operations but may result in additional disclosures.

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




Note 6 - Subsequent Event

On April 28, 1999, the Company entered into an Agreement and Plan of Merger with Covance Inc., ("Covance"), pursuant to which the Company will become a wholly-owned subsidiary of Covance, subject to obtaining, among other things, applicable stockholder and regulatory approvals. As of the effective date of the merger, each outstanding share of the Company's common stock will be converted into the right to receive 1.184055 shares of common stock of Covance. The transaction is expected to be accounted for as a pooling of interests. Also on April 28, 1999, the Company and Covance entered into reciprocal Stock Option Agreements under which the Company has granted Covance an option to purchase 19.9% of the outstanding shares of the Company's common stock at the time of exercise, and Covance has granted the Company an option to purchase 10% of Covance's common stock at the time of exercise, in each case, under certain circumstances involving the termination of the Agreement and Plan of Merger.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations, the Company's Year 2000 readiness and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in the following discussion include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from that discussed in the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the failure to successfully consummate a strategic acquisition or merger, including the Company's proposed merger with Covance Inc., the failure to achieve expected synergies from a strategic acquisition or merger, the potential loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the Company's ability to meet its deadlines regarding Year 2000 readiness; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed in Risk Factors.

Overview

The Company is a leading contract research organization. It provides a broad range of product development services to pharmaceutical, biotechnology and medical device companies all over the world. The Company's primary objective is to help its clients obtain regulatory approvals for their products and market those products successfully. The Company provides the following services to its clients:

   o clinical trials management;
   o data management;
   o biostatistical analysis;
   o medical  marketing;
   o clinical  pharmacology;
   o regulatory  and  medical consulting;
   o performance improvement;
   o industry training and publishing; and
   o other drug development consulting services.

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

The  Company's  stock is quoted on the  Nasdaq  Stock  Market  under the  symbol
"PRXL."

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net revenue increased by $16.9 million, or 23.1%, to $90.0 million for the three months ended March 31, 1999 from $73.1 million for the three months ended March 31, 1998. Growth occurred across each of the Company's geographic regions and each of its major service groups. Net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $12.0 million, or 25.3%, to $59.4 million for the three months ended March 31, 1999 from $47.4 million for the three months ended March 31, 1998. This increase in direct costs was primarily due to a 23.1% increase in revenue which required increases in hiring and personnel costs along with related facilities and information systems costs necessary to support current and future increased levels of operation. Direct costs as a percentage of net revenue increased to 66.0% for the three months ended March 31, 1999 from 64.8% for the three months ended March 31, 1998, reflecting an increase in overall operational capacity.

Selling, general and administrative expenses increased by $3.3 million, or 21.9%, to $18.4 million for the three months ended March 31, 1999 from $15.1 million for the three months ended March 31, 1998, excluding a $1.6 million noncash charge to adjust accounts receivable reserves of acquired businesses to conform with Company policy for the three months ended March 31, 1998. This increase was primarily due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Excluding the noncash charge, selling, general and administrative expenses decreased as a percentage of net revenue to 20.4% for the three months ended March 31, 1999 from 20.7% for the three months ended March 31, 1998.

Depreciation and amortization expense increased by $1.0 million, or 28.6%, to $4.5 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998, excluding a $1.7 million noncash charge to reflect the reduced service lives of certain computer equipment as a result of integration activities and the Company's program to upgrade and standardize its information technology platform during the three months ended March 31, 1998. This increase was primarily due to an increase in capital spending on information technology, facility improvements and furnishings necessary to support the increased level of operations. Excluding the noncash charge, depreciation and amortization expense increased as a percentage of net revenue to 5.0% for the three months ended March 31, 1999 from 4.8% for the three months ended March 31, 1998, reflecting an increase in overall operational capacity.

Income from operations increased $0.7 million, or 10.1%, to $7.7 million for the three months ended March 31, 1999 from $7.0 million for the three months ended March 31, 1998, after excluding $9.5 million in acquisition-related and other noncash charges incurred for the three months ended March 31, 1998. Excluding the impact of these charges, income from operations decreased as a percentage of net revenue to 8.6% for the three months ended March 31, 1999 from 9.6% for the three months ended March 31, 1998, primarily due to the increase in direct costs noted above.

Other income, net, which is primarily comprised of interest income, increased by $0.1 million to $1.0 million for the three months ended March 31, 1999 from $0.9 million for the three months ended March 31, 1998.

The Company had an income tax provision of $3.1 million and an effective income tax rate of 35% for the three months ended March 31, 1999. For the three months ended March 31, 1998, the Company had an income tax provision of $0.8 million despite a pre-tax loss primarily due to certain non-deductible acquisition-related charges. Excluding the effect of such charges, the effective tax rate for the three months ended March 31, 1998 was 35%.

Results of Operations

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

Net revenue increased by $56.6 million, or 27.8%, to $260.7 million for the nine months ended March 31, 1999 from $204.1 million for the nine months ended March 31, 1998. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $39.1 million, or 29.4%, to $172.1 million for the nine months ended March 31, 1999 from $132.9 million for the nine months ended March 31, 1998. This increase in direct costs was primarily due to a 27.8% increase in revenues which required increases in hiring and personnel costs along with related facilities and information systems costs necessary to support current and future increased levels of operation. Direct costs increased as a percentage of net revenue to 66.0% for the nine months ended March 31, 1999 from 65.1% for the nine months ended March 31, 1998, reflecting an increase in overall operational capacity.

Selling, general and administrative expenses increased by $10.3 million, or 24.2%, to $52.8 million for the nine months March 31, 1999 from $42.5 million for the nine months ended March 31, 1998, excluding a $1.6 million noncash charge to adjust accounts receivable reserves of acquired businesses to conform with Company policy for the nine months ended March 31, 1998. This increase was primarily due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Excluding the noncash charge, selling, general and administrative expenses decreased as a percentage of net revenue to 20.2% for the nine months ended March 31, 1999 from 20.8% for the nine months ended March 31, 1998.

Depreciation and amortization expense increased by $3.9 million, or 41.9%, to $13.2 million for the nine months ended March 31, 1999 from $9.3 million for the nine months ended March 31, 1998, excluding a $1.7 million noncash charge to reflect the reduced service lives of certain computer equipment as a result of integration activities and the Company's program to upgrade and standardize its information technology platform during the nine months ended March 31, 1998. The increase was primarily due to an increase in capital spending on information technology, facility improvements and furnishings necessary to support the increased level of operations. Excluding the noncash charge, depreciation and amortization expense increased as a percentage of net revenue to 5.1% for the nine months ended March 31, 1999 from 4.6% for the nine months ended March 31, 1998, primarily due to an increase in assets necessary to support operations.

Income from operations increased $3.4 million, or 17.6%, to $22.7 million for the nine months ended March 31, 1999 from $19.3 million for the nine months ended March 31, 1998, excluding $13.6 million in acquisition-related and other noncash charges for the nine months ended March 31, 1998. Excluding the impact of these charges, income from operations decreased to 8.7% of net revenue for the nine months ended March 31, 1999 from 9.5% of net revenue for the nine months ended March 31, 1998.

Other income, net , which is primarily comprised of interest income, decreased by $0.5 million to $2.4 million for the nine months ended March 31, 1999 from $2.9 million for the nine months ended March 31, 1998. This decrease resulted primarily from lower interest rates obtained due to a shift to tax-exempt securities in fiscal 1998, which was partially offset by a shift back to taxable securities in the third quarter of fiscal 1999.

The Company had an income tax provision of $8.7 million for the nine months ended March 31, 1999. The effective income tax rate for the nine months ended March 31, 1999 was 35%, compared to 55% for the nine months ended March 31, 1998. Excluding the effect of certain non-deductible acquisition-related charges, the effective tax rate for the nine months ended March 31, 1998 would have been 35%.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days' revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days' revenue outstanding in accounts receivable, net of advance billings, increased to 59 days at March 31, 1999 compared to 56 days at December 31, 1998.

The Company had cash and cash equivalents of $46.2 million at March 31, 1999 compared to $39.9 million at June 30, 1998. Net cash provided by operating activities of $22.2 million resulted primarily from net income excluding depreciation and amortization expense of $29.6 million, a $10.8 million increase in deferred revenue, a $5.9 million increase in accounts payable and accrued expenses, and a $1.6 million decrease in prepaid expenses and other current assets, partially offset by a $25.3 million increase in accounts receivable.

Net cash used in investing activities of $16.6 million consisted primarily of capital expenditures of $13.4 million related to information technology, facility improvements and furnishings along with net purchases of marketable securities of $3.8 million, partially offset by $0.6 million in net cash from an acquired business.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $3.9 million, partially offset by the repayment of credit arrangements of $1.4 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $15.4 million. At March 31, 1999, the Company had approximately $15.4 million in available credit under these arrangements.

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

Agreement and Plan of Merger

On April 28, 1999, the Company entered into an Agreement and Plan of Merger with Covance subject to obtaining, among other things, applicable stockholder and regulatory approvals. As of the effective date of the merger, each outstanding share of the Company's common stock will be converted into the right to receive
1.184055 shares of common stock of Covance. The transaction is expected to be accounted for as a pooling of interests. Also on April 28, 1999, the Company and Covance entered into reciprocal Stock Option Agreements under which the Company has granted Covance an option to purchase 19.9% of the outstanding shares of the Company's common stock at the time of exercise, and Covance has granted the Company an option to purchase 10% of Covance's common stock at the time of exercise, in each case, under certain circumstances involving the termination of the Agreement and Plan of Merger. There can be no assurance that this transaction will be completed on time or at all. Failure to complete the transaction in a timely manner or at all will have a material adverse effect on the Company.

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

The Company has initiated a four-phase program, led by its Chief Information Officer and a global, cross-functional team, to assess and remediate the effect of the Year 2000 issue on the Company's operations. As part of this program, the Company is contacting its clients, principal suppliers, and other vendors to assess whether their Year 2000 issues, if any, will affect the Company. This effort is ongoing, with responses already received from more than 70% of these entities.

This Company-wide effort began in 1997, and to date, several Year 2000 issues have already been identified and addressed through planned systems and infrastructure evolution, replacement, or elimination. The continuing program described below was designed with the intent of ensuring that the Company identifies and addresses all remaining Year 2000 issues in advance of the year 2000.

The first phase of the program, conducting an inventory of all systems that may be affected by the Year 2000 issue, is complete for all critical business functions. The second phase of the program, the assessment and categorization of all the inventoried systems by level of priority, reflecting their potential impact on business continuation, is substantially complete for all key business areas. Based on this prioritization, the third phase is to develop detailed plans to address each Year 2000 issue, and to develop a general contingency plan in the event that any critical systems cannot be made fully compliant by January 1, 2000. Contingency plans will vary by function and will identify the work procedure change or sourcing alternative to be utilized in the event that the primary system fails. This third phase is currently in progress, with detailed plans already completed for most critical business functions. The fourth phase of the program is the implementation of the detailed plans. This phase is also in various states of completion within the numerous functional areas. It is anticipated that all functions essential for business continuity will be fully compliant by June 30, 1999.

The Company estimates that the aggregate cost of its Year 2000 program will be approximately $3 million, of which approximately 40% has already been incurred. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, if the Company cannot continue to utilize certain resources or rely on third parties to respond timely, or the Company fails to meet its deadlines among other things, actual results could differ materially from those expected by the Company.

Euro Conversion

On January 4, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro is from January 4, 1999 to January 1, 2002. The Company has established a Euro Initiative Project Team to determine how this will affect the Company with its business processes, applications, and internal and external contracts. The project team has begun the process of determining the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, and impacts on the processes for preparing taxation and accounting records.

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

THE LOSS OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon sixty days' notice. Clients terminate or delay their contracts for a variety of reasons, including:

   o products  being tested fail to satisfy  safety  requirements;
   o products have unexpected or undesired clinical results;
   o the client decides to forego a particular study, perhaps for economic reasons;
   o not enough  patients  enroll in the  study;
   o not  enough  investigators  are recruited; or
   o production problems cause shortages of the drug.

In addition, the Company believes that drug companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause drug companies to cancel contracts with contract research organizations at a higher rate than in the past. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly operating results have varied, and will continue to vary. Factors that affect these variations include:

   o the level of new business authorizations in a particular quarter or year;
   o the timing of the initiation, progress, or cancellation of significant projects;
   o exchange rate fluctuations between quarters or years;
   o the mix of services offered in a particular quarter or year;
   o the timing of the opening of new offices;
   o the timing of other internal expansion costs;
   o the timing and amountof costs associated with integrating acquisitions; and
   o the timing and amount of startup costs incurred in connection with the introduction of new products and services.

A high percentage of the Company's operating costs are fixed. Therefore, the timing of the completion, delay or loss of contracts, or in the progress of client projects, can cause the Company's operating results to vary substantially between reporting periods.

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

The Company depends on research and development expenditures by pharmaceutical and biotechnology companies. The Company's operations could be materially and adversely affected if:

   o its clients' businesses experience financial problems or are affected by a general economic downturn;
   o consolidation in the drug or biotechnology industries leads to a smaller client base for the Company; or
   o its clients reduce their research and development expenditures.

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 1998, the Company's five largest clients accounted for 34% of its consolidated net revenue. For the three months ended March 31, 1999, the Company's five largest clients accounted for 43% of its consolidated net revenue, and for the nine months ended March 31,1999, the five largest clients accounted for 42% of consolidated net revenue. In fiscal 1998, one client accounted for 12% of consolidated net revenue, and for the three months ended March 31, 1999 a different client accounted for 20% of consolidated net revenue. For the nine months ended March 31, 1999, one client accounted for 20% of consolidated net revenue. The Company could suffer a material adverse effect if it lost the business of a significant client.

THE COMPANY'S BUSINESS HAS EXPANDED RAPIDLY AND THE COMPANY MUST PROPERLY MANAGE THAT EXPANSION

The Company's business has expanded substantially, particularly over the past few years. This may strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

   o continue to improve its operating, administrative and information systems;
   o accurately predict its future personnel and resource needs to meet client contract commitments;
   o track the progress of ongoing client projects; and
   o attract and retain qualified management, sales, professional, scientific and technical operating personnel.

THE COMPANY WILL FACE ADDITIONAL RISKS IN EXPANDING ITS FOREIGN OPERATIONS. SPECIFICALLY, THE COMPANY MAY FIND IT DIFFICULT TO:

   o assimilate  differences  in  foreign  business  practices;
   o hire and retain qualified personnel; and
   o overcome language barriers.

If an acquired business does not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. If the Company fails to properly manage its expansion, the Company could experience a material adverse effect.

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company relies on it ability to make strategic acquisitions to sustain its growth. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on terms and conditions acceptable to the Company. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:

   o The Company may encounter difficulties and will encounter expenses in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies;
   o The Company's management will necessarily divert attention from other business concerns; and
   o The Company could lose some or all of the key employees of the acquired company.

The Company may also face additional risks when acquiring foreign companies, such as adapting to different business practices and overcoming language barriers. In the event that the operations of an acquired business do not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. The Company may experience difficulty integrating acquired companies into its operations.

THE COMPANY RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT REMAIN WITH THE COMPANY

The Company relies on a number of key executives, including Josef H. von Rickenbach, its President, Chief Executive Officer and Chairman. The Company maintains key man life insurance on Mr. von Rickenbach. The Company has entered into agreements containing non-competition restrictions with its senior officers. However, the Company does not have employment agreements with most of its senior officers and if any of these key executives leave the company, it could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The Company may not be successful in attracting or retaining key personnel.

THE COMPANY MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS

Clinical research services primarily involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a drug approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. The Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. Additionally, the Company could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD DECLINE

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future in response to quarter-to-quarter variations in:

   o operating results;
   o earnings  estimates by analysts;
   o market conditions in the industry;
   o prospects  of health  care  reform;
   o changes in government regulation; and
   o general economic conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock. Since the Company's common stock currently trades at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts' expectations. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

THE  COMPANY'S   BUSINESS  DEPENDS  ON  CONTINUED   COMPREHENSIVE   GOVERNMENTAL
REGULATION OF THE DRUG DEVELOPMENT PROCESS

In the United States, governmental regulation of the drug development process has become more complicated and more extensive. However, the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards for approval of biotechnology products as are in effect for conventional drugs. In Europe, governmental authorities are coordinating common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. In April 1997, Japan legislated good clinical practices and legitimatized the use of contract research organizations. The Company's business could be materially and adversely affected if governments relaxed their regulatory requirements or simplified their drug approval procedures, since such actions would eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with any applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify research data.

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, full service contract research organizations, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

   o previous experience;
   o medical and scientific  expertise in specific therapeutic areas;
   o the quality of services;
   o the ability to organize and manage large-scale trials on a global basis;
   o the  ability to manage  large and  complex  medical  databases;
   o the ability to provide statistical and regulatory services;
   o the ability to recruit investigators and patients;
   o the ability to integrate information technology with systems to improve the efficiency of contract research;
   o an international presence with strategically located facilities;
   o financial strength and stability; and
   o price.

The contract research organizations industry is fragmented, with several hundred small, limited-service providers and several large, full-service contract research organizations with global operations. The Company competes against large contract research organizations, including Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc., for both clients and acquisition candidates. In addition, the Company competes for contract research organizations contracts as a result of the consolidation within the drug industry and the growing tendency of drug companies to out source to a small number of preferred contract research organizations.

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM

Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the last few years, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress did not adopt any of the proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved by the U.S. Congress, drug and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on the Company's business.

Many governments outside the U.S. have also reviewed or undertaken health care reform. The Company cannot predict the impact that any pending or future foreign health care reform proposals may have on its business in other countries.

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 41% of its net revenue for fiscal 1998, 40% for the three months ended March 31, 1999, and 42% for the nine months ended March 31, 1999 from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations.

A THIRD PARTY MAY HAVE DIFFICULTY ACQUIRING THE COMPANY

Certain provisions of the Company's Restated Articles of Organization, as amended, and Restated By-Laws contain provisions that make it more difficult for a third party to acquire, or may discourage a third party from acquiring, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. In addition, the Board of Directors of the Company may issue preferred stock in the future without further stockholder approval. The Board of Directors of the Company would determine the terms and conditions, as well as the rights, privileges and preferences of such preferred stock. The holders of common stock would be subject to, and may be adversely affected by, the rights of any holders of preferred stock that the Board of Directors of the Company may issue. The Company benefits from its Board of Directors' ability to issue the preferred stock by affording the Company desirable flexibility in connection with possible acquisitions and other corporate purposes. However, the Company's Board of Directors' ability to issue the preferred stock could also adversely affect the market price of the common stock and could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock.

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

          a) Not applicable
          b) Not applicable
          c) Effective March 31, 1999, the Company issued 199,568 shares of its common stock, par value $.01 per share, in consideration of the acquisition all of the outstanding share capital of Groupe PharMedicom S.A. ("PharMedicom"). All of such shares were issued without registration under the Securities Act of 1933, in reliance on the exemption from registration provided by Regulation S under such Act. The shares were offered, sold and delivered only to the shareholders of PharMedicom, all of whom were non-United States persons, outside of the United States, its territories and possessions.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibit No.      Description

              2.1 Agreement and Plan of Merger dated as of April 28, 1999 among Covance Inc., CCJ Holding Corp. and PAREXEL International Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 28, 1999 and filed with the Commission on May 4,
                              1999).

             2.2 Share Acquisition Agreement with respect to Groupe PharMedicom S.A., dated March 31, 1999 among Herve Laurent, Philippe Conquet and Others, as Sellers, and PAREXEL International Corporation, as Buyer.

             4.1 Registration Rights Agreement dated as of March 31, 1999 among PAREXEL International Corporation and certain former stockholders of Groupe PharMedicom S.A.

             99.1 Stock Option Agreement dated April 28, 1999 among Covance Inc., as grantee and PAREXEL International Corporation, as issuer (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 28, 1999 and filed with the Commission on May 4, 1999).

             99.2 Stock Option Agreement dated April 28, 1999 among PAREXEL International Corporation, as grantee and Covance Inc., as issuer (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 28, 1999 and filed with the Commission on May 4, 1999).

             27               Financial Data Schedule




          (b) Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated January 27, 1999 reporting the public announcement of its quarterly earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May, 1999.


 PAREXEL International Corporation


 By:/s/   Josef H. von Rickenbach__________

       Josef H. von Rickenbach
       President, Chief Executive Officer and Chairman




 By:/s/   William T. Sobo, Jr. ______________

      William T. Sobo, Jr.
      Senior Vice President, Chief Financial Officer

EXHIBIT 2.2
DATED  31 March 1999






                           SHARE ACQUISITION AGREEMENT


                 HERVE LAURENT, PHILIPPE CONQUET AND OTHERS (1)

                      PAREXEL INTERNATIONAL CORPORATION (2)






























                                       l-g

                           190 STRAND, LONDON WC2R 1JN
                      TEL: 0171 379 0000 FAX: 0171 379 6854
                               Ref: RWE/0892677.01

 1 -


892677.01

                                    CONTENTS
No           Heading                                                                                     Page

1.           Definitions                                                                                    1

2.           The Shares                                                                                     9

3.           Repayment by Sellers and the Company                                                           9

4.           Completion                                                                                     9

5.           vendors Warranties                                                                            11

6.           COMPLIANCE WITH US LAW                                                                        15

7.           Restrictive Covenants                                                                         18

8.           Pension Scheme                                                                                19

9.           General Provisions                                                                            19

10.          Announcements                                                                                 20

11.          Costs                                                                                         20

12.          Notices                                                                                       20

13.          Governing Law and Jurisdiction                                                                21



THE FIRST SCHEDULE:  Particulars of the Sellers                                                            22

THE SECOND SCHEDULE:  Basic Information concerning the Company                                             23

THE THIRD SCHEDULE:  Particulars of Subsidiaries                                                           24

THE FOURTH SCHEDULE:  Property                                                                             25

THE FIFTH SCHEDULE:  Provisions affecting the Pension Scheme                                               26

THE SIXTH SCHEDULE:  VENDOR'S Warranties                                                                   27

THE SEVENTH SCHEDULE:  limits on claims                                                                    45

THE EIGHTH SCHEDULE:  holdback                                                                             47

THE NINTH SCHEDULE: SPECIFIC CONTINGENCIES                                                                 50


Affiliate Agreement: Appendix A
Registration Rights Agreement: Appendix B


                                      - 3 -

892677.01




892677.01

THIS AGREEMENT is made the 31st day of March 1999

BETWEEN:

(1)          THE SEVERAL PERSONS whose names and addresses are set out in Column
             (1) of the First Schedule hereto ("the Sellers") and

(2)          PAREXEL   INTERNATIONAL   CORPORATION  (whose  principal  place  of
             business is at 195 West Street, Waltham,
             Massachusetts 02154, USA ("the Purchaser")

WHEREAS

(A) Groupe PharMedicom (registered No. B411470481) ("the Company") has an authorised and issued share capital particulars whereof together with other details are set out in the Second Schedule hereto.

(B) The Sellers are the beneficial owners of or are otherwise able to procure the transfer of the numbers of shares of the Company specified in Column (2) of the First Schedule hereto opposite their respective names such numbers of shares together comprising all the issued shares of the Company.

(C) The Sellers are desirous of selling and the Purchaser is willing to acquire the Shares (as hereinafter defined) on the terms and subject to the conditions hereinafter contained.

(D)          Particulars  of  the  companies   which  at  the  date  hereof  are
             subsidiaries of the Company are set out in the Third Schedule.

NOW IT IS HEREBY AGREED as follows:-

1.           Definitions

1.1          In  this   Agreement  and  the   Schedules   hereto  the  following
             expressions  shall unless the context  otherwise  requires have the meanings following:-

"the Accounts" the unaudited balance sheet as at the 31 December 1998 and unaudited profit and loss account for the 9 months ended on the 31 December
   1998 of each of the Company and the Subsidiaries including in the case of the Company the unaudited consolidated balance sheet as at such date and the unaudited consolidated profit and loss account for such period and in each case the directors report and notes in relation thereto; US GAAP Accounts the Accounts and the related consolidated statement of earnings, shareholders equity and cash flows restated to USGAAP;

"Accounts Reliefs" means any Reliefs where the availability of the Reliefs has been shown as an asset in the Accounts or has been taken into account in computing (and so reducing) any provision for deferred taxation which appears in the Accounts or has resulted in no provision for deferred taxation being shown in the Accounts;

"Affiliate  Agreements"  the  agreements in the form annexed  hereto at Appendix
   A;

"the Balance Sheet Date" 31 December 1998;

"Business" the business(es) of statistical studies, clinical, biological, epidemiological studies, creation and marketing of software, consultancy, information and documentation, and marketing services on pharmaceutical areas carried on by the Group at the date hereof;

"Business day" a day on which banks shall be open in Paris for the conduct of general banking business (excluding Saturdays);

"Tax Claim" shall mean any claim, assessment, notice, demand letter or other document issued or action taken by or on behalf of any Taxation Authority whereby it appears that any member of the Group or the Purchaser is to be or is sought to be made subject to a Liability to Taxation;

"the Consideration Shares" 199,746 Common Stock of US$0.01 each of the Purchaser
   (ranking pari passu with the Common Stock of the Purchaser in issue at Completion and credited as fully paid);

"Completion"   completion  of  the  obligations  of  the  parties  hereunder  in accordance with the provisions of Clause 4 hereof;

"the Disclosure Letter" the letter of even date herewith from the Sellers to the Purchaser a copy of which is annexed hereto;

"Encumbrance" includes any interest or equity of any person (including, without prejudice to the generality of the foregoing, any right to acquire, option or right of pre-emption), or any mortgage, charge, pledge, lien, assignment, hypothecation, security interest, title retention or any other security agreement or arrangement;

"Event" includes (without limitation) any act omission, transaction or shortfall in distributions whether or not a member of the Group is a party thereto and includes Completion;

"Group" the Company together with the Subsidiaries;

"Senior Commercial Counsel/ Independent Accountant" means such person who shall be nominated by either party upon agreement or failing agreement within three days by the President of the Commercial Court of Paris for the time being following request by any party; "Industrial Property Rights" patents, trade marks, registered designs, pending applications for any of the foregoing, trade or business names and copyright and design rights;

"Liability to Taxation" a liability to make an actual payment of Taxation whether or not such Taxation is also or alternatively chargeable against or attributable to any other person and whether or not any member of the Group shall or may have any right of recovery or reimbursement against any other person;

"March Accounts"  the unaudited and projected  Balance Sheet and Profit and Loss
   Accounts for the Group for the period January, February and March 1999;

"Nasdaq" National  Association of Securities  Dealers,  Inc. Automated Quotation
   System;

"New Reliefs" any Reliefs which arise to the Company or any of the Subsidiaries:

   (a) as a result of any Event occurring after the Balance Sheet Date; or

   (b) in respect of any period commencing on or after the Balance Sheet Date;

"Proceeding" any judicial or quasi-judicial process or other investigation by any court, government department, regulator or otherwise;

"the Property" the property or properties short particulars whereof are set out in the Fourth Schedule hereto and includes any part or parts thereof together with any property used by any member of the Group and a place of business in any Relevant Country;

"the Purchaser's Lawyers" Lawrence Graham;

"Registration Rights Agreement" agreement in the approved terms between certain of the parties hereto to be entered into at Completion attached as appendix
   "B"- hereto; "Relevant Country" means any country in which any member of the Group has a place of business, including, but not limited to the United
   Kingdom, the United States of America , Germany and France;

"Reliefs" means all amounts available to reduce either profits or Taxation and includes (without limitations) all losses allowances exemptions set-offs deductions credits and repayments;

"SEC" the United States Securities and Exchange Commission;

"the Service  Agreements"  the  service  agreements  between  the Company and H.
   Laurent, the Company and P. Conquet;

"the Shares"  the  shares of the  Company  specified  in Column (2) of the First
   Schedule hereto;

"Taxation" means:-

   (a)any charge, tax, duty, levy or liability imposed by national or local government or any other person pursuant to any relevant law or equivalent legislation in any country including orders, regulations, instruments, bye-laws or other subordinate legislation made under the relevant law or equivalent legislation in any country and includes (without limitation) corporation tax, income tax, capital gains tax, value added tax, customs and other import duties, social contributions, stamp duty, capital duty, capital transfer tax and inheritance tax and any amount which any member of the Group is liable to account for by way of deduction or withholding, amounts equivalent to the foregoing and any payment whatsoever chargeable in any country which any member of the Group may be or become bound to make to any person as a result of the operation of any enactment relating to Taxation;

   (b)any  penalties  fines  costs  charges   interest  or  damages  payable  in
      connection with any Taxation;

   (c)any payment made or liability incurred in connection with any reasonable settlement of any Tax Claim;

   (d)all costs and expenses reasonably incurred by any member of the Group or the Purchaser in connection with any Tax Claim;

"Taxation Authority" any national or local government, authority or body whatsoever whether of a Relevant Country or elsewhere empowered to impose collect or administer Taxation;

"Seller Representative" means either of H. Laurent or P. Conquet;

"the Sellers' lawyer" Maitre Denis Polack;

"Sellers Warranties" those representations and warranties made to the Purchaser contained or referred to in Clauses 5 and 6 and the Sixth Schedule hereto;

"US Person" any natural person resident in the United States;

   any partnership or corporation organised or incorporated under the laws of the United States;

   any estate of which any executor or administrator is a US person;

   any trust of which any trustee is a US person;

   any agency or branch of a foreign entity located in the United States;

   any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a US person;

   any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organised, incorporated, or (if an individual) resident in the United States; and

   any partnership or corporation if:

      (a) organised or incorporated under the laws of any foreign  jurisdiction;
          and

      (b) formed by a US person principally for the purpose of investing in securities not registered under the United States Securities Act of 1933, as amended (the "Act"), unless it is organised or incorporated and owned by accredited investors (as defined in Rule 501(a) under the Act) who are not natural persons, estates or trusts.

"Year 2000 compliant" means that the performance or functionality of Systems used or required by the Group for the purposes of its business will not be affected by dates prior to, during or after the Year 2000, whether through a failure of a System to adequately recognise or process such dates or otherwise and a "System" is any relevant computer system including hardware, equipment with embedded computer chips, software, networks, interfaces and data storage.

1.2 References to the consequences of acts or transactions effected prior to Completion shall include the combined effect of two or more acts or transactions the first of which shall have taken place or be deemed to have taken place on or before the date of Completion. Reference to the result of Events on or before Completion shall include the combined result of two or more Events the first of which shall have taken place or is deemed to have taken place on or before Completion.

1.3 The expression "the Sellers" includes their respective personal representatives.

1.4 Any document expressed to be "in the approved terms" means in a form approved and for the purpose of identification signed by or on behalf of the parties hereto.

1.5 Where any Warranty or matter disclosed in the Disclosure Letter refers to the knowledge information awareness or belief of a Seller, each of the Sellers shall be deemed to have made all reasonable enquiries into the subject matter of that Warranty or Disclosure.

1.6 The expression "Subsidiary" shall mean any subsidiary (as defined by Article 354 of the French Law on Companies (the Act of July
             1966)) for the time being of the Company.

1.7 The expression "the Company" where used in clauses 3, 4, 5 and 6 and in the Sixth and Seventh Schedules to this Agreement shall mean each of the Company and each of its Subsidiaries.

1.8 References to Clauses, Sub-clauses and Schedules are references to Clauses and Sub-clauses of this
             Agreement and Schedules to this Agreement.

1.9          In this  Agreement  and the Schedules  hereto the masculine  gender shall  include the feminine and neuter,  the singular  number shall include the plural and vice versa,  and references to persons shall
             include   bodies   corporate,   unincorporated   associations   and
             partnerships.

1.10 References in this Agreement to any law shall include (except where the context otherwise requires) any law which amends extends consolidates or replaces the same and any law which has been amended, extended, consolidated or replaced by the same and shall include any order, regulation, instrument or other subordinate legislation made under the relevant law except where and to the extent that any liability of the Sellers under this Agreement would be created or extended as a result of any amendment, extension, consolidation or replacement of any law in force at Completion.

1.11 The headings in this Agreement are inserted for convenience only and shall not affect the construction hereof.

2.           The Shares

2.1          The Sellers shall sell and the Purchaser  shall acquire with effect from  Completion the Shares free from any  Encumbrance and together
             with  all  accrued  benefits  and  rights  for  the   consideration
             described in sub-clause 2.2 below ("the Consideration").

2.2          The  Consideration  shall be satisfied by the  allotment  and issue
             (subject   to   sub-clause   2.3  below)  to  the  Sellers  of  the
             Consideration Shares in the amounts set against each of their names in column 4 of the First Schedule.

2.3 A proportion of the Consideration Shares determined in accordance with the Eighth and Ninth Schedules shall not be delivered to the Sellers on Completion but shall be withheld by the Purchaser on the terms and conditions set out in the Eighth and Ninth Schedules.

3.           Repayment by Sellers and the Company

             The Sellers will prior to or simultaneously with Completion repay to the Company any sums due by the Sellers, any Associate of the Sellers or any of them (or by any person to whom they or any of them are or is a trustee or personal representative) to the Company at Completion and shall at Completion procure that neither they nor any such person as aforesaid has any claim or right of action against the Company (other than in respect of current remuneration as directors or executives or sums expressly disclosed in the Disclosure Letter) and that the Company is not in any way obliged or indebted (other than as aforesaid) to them or any such person and at Completion the Sellers will confirm in writing to the Purchaser that they have so procured.

4.           Completion

4.1 Completion shall take place on March 31, 1999 at the offices of the Purchaser's Lawyers or such other offices as the parties may subsequently agree when:-

4.1.1 the Sellers shall deliver or cause to be delivered to the Purchaser:-

             (a)  duly executed transfers in respect of the Shares;

             (b) registers of the Company made up to the date of Completion etc;



             (c) if the Purchaser so requires an effective waiver by each of the members of the Company of any rights which he may have under the articles of association and by-laws (statuts) of the Company to have the Shares or any of them offered to him for purchase and any other documents necessary to substantiate the right of the transferors of the Shares pursuant to this Agreement to transfer the same;

             (d)  written confirmation pursuant to Clause 3; and

             (e) written resignation letters by such of the directors of the Company and the Subsidiaries as the Purchaser may nominate (if any), each such letter incorporating an acknowledgement that the party resigning has no claims (whether for compensation for loss of office or termination of employment, unpaid remuneration or otherwise howsoever) against the Company or any of the Subsidiaries;

             (f)  representation   letters   from  certain  of  the  Sellers  to
                  Pricewaterhouse  Coopers L.L.P that the transaction  qualifies for  pooling of  interests  accounting  treatment;  (g) signed stock transfer forms in favour of the Purchaser in relation to the Holdback Shares and Additional Holdback Shares;

             (h)  duly  executed  Affiliate  Agreements  by H.  Laurent  and  P.
                  Conquet and Comir.

4.1.2 the Sellers shall procure that the Directors shall hold a meeting of the Directors of the Company at which

             (a)  the Directors  shall appoint such persons as the Purchaser may
                  nominate  as   directors   of  the  Company  and  procure  the
                  resignation  without  compensation of any nature whatsoever of such of the  Directors  and  Secretary  of the  Company as the
                  Purchaser may nominate;

             (b) the Directors shall vote in favour of the registration of the Purchaser or its nominees as members of the Company;



             (c)  the Directors shall approve the Service Agreements;

4.1.3 the Sellers shall procure that the Company will and the other persons and parties thereto shall enter into the Service Agreements and the Affiliate Agreements;

4.1.4 Subject to the performance by the Sellers of their obligations in accordance with the foregoing provisions of this Clause 4 and subject to the provisions of Clause 2.3 the Purchaser shall allot to each of the Sellers the number of Consideration Shares to which he is entitled hereunder and deliver certificates evidencing such Consideration Shares to the Sellers; and

4.1.5        each  of the  parties  will  enter  into  the  Registration  Rights
             Agreement.

4.2 If in any respect the provisions of sub-clauses 4.1.1, 4.1.2, 4.1.3 and 4.1.5 are not complied with on the date for Completion set by clause 4.1 the Purchaser may:-

4.2.1 defer Completion to a date not more than 28 days after the date set out above (and so that the provisions of this sub-clause shall apply to Completion as so deferred); or

4.2.2 proceed to Completion so far as practicable (without prejudice to its rights hereunder).

4.3 If in any respect the provisions of sub-clause 4.1.4 are not complied with on the date for Completion set by Clause 4.1, the Sellers may:-

4.3.1 defer Completion to a date not more than 28 days after the date set out above (and so that the provisions of this sub-clause shall apply to Completion as so deferred); or

4.3.2 proceed to Completion so far as practicable (without prejudice to its rights hereunder).

5.           vendors Warranties

5.1 The Sellers hereby warrant and represent to the Purchaser in the terms of the Sellers Warranties.

5.2          In particular and without prejudice to the generality of sub-clause
             5.1 the Sellers hereby warrant and represent to the Purchaser that the recitals to this Agreement and the Sellers Warranties are at the date hereof true and accurate in all respects.

5.3          The  Sellers  Warranties  shall  apply  (mutatis  mutandis)  to the
             Company and to the  Subsidiaries  and any  references  in the Sixth
             Schedule or elsewhere in this Agreement to any statutory provision, regulation  or  accounting  principles  applying in France shall be
             deemed  to  include   references  to  any   equivalent   provision,
             regulation or accounting principles in any Relevant Country and any references  to any  governmental  or  administrative  authority  or agency shall include  references to any equivalent  governmental or administrative authority or agency in any Relevant Country.

5.4 The Purchaser shall not be entitled to claim that any fact renders any of the Sellers Warranties untrue or misleading or caused them to be breached if it has been fully, fairly and accurately disclosed to the Purchaser in the Sellers' Disclosure Letter.

5.5 The Sellers hereby covenant and undertake to the Purchaser that, if after the date hereof it shall be found that any matter the subject of a Sellers Warranty was not as warranted then, notwithstanding any further right of the Purchaser hereunder in respect of such breach of Sellers Warranty, if the effect thereof is that:-

5.5.1 the value of the Group is less than its value would have been had there been no breach of Sellers Warranty; or

5.5.2 the value of any asset belonging to the Group is less than its value would have been had there been no breach of Sellers Warranty;
             or

5.5.3        any asset represented as belonging to the Group does not so belong;
             or

5.5.4 the Group is subject to any liability (including any Liability to Taxation) not disclosed (in accordance with Clause 5.4) in the Disclosure Letter; or

5.5.5 the Company has incurred or is under any liability or contingent liability which it would not have incurred or been under had there been no breach of Sellers Warranty;

             then the Sellers shall on demand account to the Purchaser pursuant to the provisions of the Eighth Schedule for an amount equal to the amount of any loss or reduction in value or liability (or contingent liability) so incurred by the Purchaser or by any company in the Group and any such settlement made by the Sellers shall be taken into account in assessing the damages of the Purchaser in connection with, arising out of or resulting from any such breach of Sellers Warranty.

5.6 To the extent not already provided for in Clause 5.5 above the Sellers hereby agree to provide to the Purchaser an amount equal to:-

5.6.1        any Liability to Taxation of the Group:

             (a)  arising as a  consequence  of or by  reference  to one or more
                  Events which occurred on or before the date hereof; or

             (b) arising in respect of or by reference to any income, profits or gains which were earned, accrued or received on or before or in respect of a period ended on or before the date hereof;

5.6.2 any Liability to Taxation which would have arisen (and in respect of which the Sellers would have been liable under Clause 5.6.1) but for the setting off of an Accounts Relief or a New Relief against that Liability to Taxation or (as the case may be) against the income profits or gains which would have given rise to that Liability to Taxation;

5.6.3 any Liability to Taxation which would (on the basis of the current rates of Taxation and assuming income profits or gains chargeable to Taxation of an amount equal to the Relief) have been saved but for the loss of any Accounts Relief;

5.6.4 any reasonable costs and expenses incurred in connection either with any such liability or amount as is referred to in Clauses
             5.6.1 to 5.6.3  inclusive or with any Tax Claim in respect  thereof
             (including investigating, assessing or contesting the same) or in taking or defending any action under this schedule at the request or direction of the Sellers.

5.6.5 The Indemnities contained in Clause 5.6 above do not cover any Liability to Taxation:-

             (a) to the extent that provision or reserve specifically in respect thereof has been made in the Accounts or specifically referred to in the notes to the Accounts;

             (b) to the extent that that Liability to Taxation was paid or discharged on or before the Balance Sheet Date;

             (c) to the extent that the Tax Claim arises as a result of the appropriate provision or reserves in the Accounts being insufficient by reason of an increase in the rate of Taxation
                  (or a variation in the method of applying or calculating the rate of Taxation) made after the date hereof

             (d) for which the Company is or may become wholly or primarily liable as a result of transactions in the ordinary course of business after the Balance Sheet Date;

             (e) to the extent that no actual loss is suffered by the Company by reason that Liability to Taxation has been made good or otherwise compensated for at no expense to the Company by the Sellers or any of them under any other provision of this Agreement or by any other party;

5.7          No claim by the  Purchaser  under the  provisions  of this Clause 5 shall be  prejudiced  nor  shall the  amount  of any such  claim be reduced in consequence of any  information  relating to the Company which may at any time have come to the  knowledge of the  Purchaser or any of its  advisers  (other than  information  contained in the
             Disclosure  Letter and any annexure  thereto) and it shall not be a defence to any claim against the Sellers that the Purchaser knew or
             ought  to  have  known  or  had   constructive   knowledge  of  any
             information  (other  than  information  contained  or  supplied  as aforesaid) relating to the circumstances giving rise to such claim.

5.8 The Sellers Warranties are separate and independent and save as expressly provided in this Agreement or in the Disclosure Letter shall not be limited by reference to any other paragraph or anything in this Agreement and such Sellers Warranties shall remain in full force and effect notwithstanding Completion.

5.9 The Sellers undertake to indemnify the Purchaser against any reasonable costs and expenses which the Purchaser may reasonably incur either before or after the commencement of any action in connection with:

5.9.1 the settlement of any claim brought on reasonable grounds that any of the Sellers Warranties are untrue or misleading or have been breached;

5.9.2 any legal proceedings in which the Purchaser claims that any of the Sellers Warranties are untrue or misleading or have been breached and in which judgment is given for the Purchaser; or

5.9.3        the enforcement of any such settlement or judgment.

5.10 The Sellers undertake (in the event of any claim being made against any of them in connection with the sale of the Shares to the Purchaser) not to make any claim against the Company, or a director or an employee of the Company (other than a Seller), on whom any of them may have relied before agreeing to any term of this Agreement or authorising any statement in the Disclosure Letter but so that this shall not preclude any Seller from claiming against any other
             Seller under any right of contribution or indemnity to which he may be entitled, and each Seller hereby agrees to consent to the grant of injunctive relief to restrain a breach of the undertaking contained in this sub-paragraph if requested by the Purchaser so to do.

5.11 The liability of the Sellers shall be joint and several and shall bind their respective successors and personal representatives.

6.           COMPLIANCE WITH US LAW

             Each Seller severally:

6.1          warrants and represents to the Purchaser that the Seller:-

6.1.1 is acquiring the Consideration Shares for his own account and not for the account or benefit of any other person including any US
             Person;

6.1.2 is not an officer or director of any affiliate of the Purchaser or any of its affiliates;

6.1.3 was not organised for the specific purpose of holding or acquiring the Consideration Shares (if the Seller is a corporation, trust, partnership or other organisation).

6.1.4        is not a U.S Person..

6.2 acknowledges and agrees that the Consideration Shares have not been registered under the Act and may be offered or sold only in accordance with the provisions of Regulation S under the Act, pursuant to a registration of the Consideration Shares under the Act or pursuant to an exemption from the registration requirements of the Act and further acknowledges that hedging transactions involving the Consideration Shares may not be conducted unless in compliance with the Act.

6.3 acknowledges and agrees that the Purchaser shall refuse to register any transfer of the Consideration Shares not made in accordance with the provisions of Regulation S under the Act, pursuant to a registration of the Consideration Shares under the Act, or pursuant to an exemption from the registration requirements of the Act.

6.4          acknowledges  that the  Consideration  Shares are being offered and
             sold  to  him  in  reliance  on   specific   exemptions   from  the
             registration  requirements  of the United States  Federal and State securities  laws and that the  Purchaser  is relying upon the truth
             and  accuracy  of  the  representations,   warranties,  agreements,
             acknowledgements  and understandings of the Seller set forth herein in order to determine the  applicability of such exemptions and the suitability of Seller to acquire the Consideration Shares;

6.5 acknowledges that it is his responsibility to satisfy himself as to the full observance by this transaction and the sale of the Consideration Shares to him of the laws of any jurisdiction outside the United States and that he has done so;

6.6 acknowledges that in view of the United States Securities and Exchange Commission, the statutory basis for the exemption claimed for the transactions would not be present if the offer and sale of the Consideration Shares to the Seller is part of a plan or scheme to evade the registration provisions of the Act and the Seller confirms that this transaction is not part of any such plan or scheme;

6.7 has received and carefully reviewed the Purchaser's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Quarterly
             Reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998, Current Reports on Form 8-K dated August 12
             1998,  October  29 1998 and  January  28 1999  and the 1998  Annual
             Report to Stockholders; and the Sellers have had a reasonable opportunity to ask questions of and receive answers from the Purchaser concerning the Purchaser, and to obtain any additional information reasonably necessary to verify the accuracy of the information furnished to the Seller concerning the Purchaser and all such questions, if any, have been answered to the full satisfaction of the Seller.

6.8 acknowledges that no representations or warranties have been made to him by the Purchaser or any agent, employee or affiliate of the Purchaser and in entering into this transaction the Seller is not relying upon any information, other than that contained in this Agreement or specifically referred to in Clause 6.7, and the results of independent investigations by the Seller;

6.9          has  not  sold,  exchanged,   transferred,   pledged,  disposed  or
             otherwise  reduced his risk  relative to the  Consideration  Shares during the 30 day period  preceding the date hereof and  represents
             to  Parexel  in  the  same  terms  as  have  been   represented  to
             Pricewaterhouse Coopers in the letter to them annexed hereto.

6.10 acknowledges and agrees that this transaction is intended to be accounted for as a pooling of interests for financial accounting purposes, and in that regard the Seller hereby agrees with the Purchaser that the Seller will not sell, exchange, transfer, pledge, dispose or otherwise reduce his risk in relation to the Consideration Shares during the period which begins on the date hereof and ends at such time as the Purchaser publicly announces financial results covering at least thirty days of post-Completion combined operations of the Purchaser and the Company (the "Pooling
             Lock-up Period") and the Purchaser at its discretion, may cause stop transfer orders to be placed with its transfer agent with respect to the Consideration Shares during the Pooling Lock-up
             Period;

6.11         acknowledges   and  agrees   that  all  offers  and  sales  of  the
             Consideration  Shares shall only be made in compliance with (i) the
             Pooling Lock-up Period and (ii) the Purchaser's insider trading and black out period policies, as from time to time in effect and (iii)
             pursuant to an effective  registration  statement  under the Act or pursuant to an exemption from registration under the Act.

6.12         warrants  that the Company has never,  directly or  indirectly  (i)
             used  any  corporate  funds  for  unlawful  contributions,   gifts,
             entertainment  or other  unlawful  expenses  relating to  political activity;  (ii) made any  unlawful  payment to foreign or  domestic government  officials  or  employees,  or to  foreign  or  domestic
             political  parties  or  campaigns,   from  corporate  funds;  (iii)
             violated  any  provisions  of the  United  States  Foreign  Corrupt
             Practices Act of 1977; (iv)  established or maintained any unlawful or unrecorded fund of monies or other assets; (v) made any false or fictitious  entry on its books or  records;  (vi)  made any  bribe,
             rebate,  payoff,   influence  payment,   kickback,   finder's  fee,
             commission  or  other  payment  or  compensation  of a  similar  or comparable  nature  whether lawful or not, to any person or entity, private or public,  regardless of form, whether in money,  property or services to obtain favourable  treatment in securing business or to obtain special  concessions,  or to pay for favourable treatment for business secured or for special  concessions  already obtained;
             (viii) submitted or caused to be submitted any false claims against the US  Government  or (ix)  made,  or  caused to be made any false statements to the US  Government  subject to  prosecution  under 18
             U.S.C. Section 1001.

6.13 warrants that the Company has delivered to the Purchaser a letter identifying all persons who are "affiliates" of it for purposes of Rule 145 under the Act.

7.           Restrictive Covenants

7.1          For the purpose of assuring to the  Purchaser  the full  benefit of the  businesses  and goodwill of the Company each of Herve  Laurent
             and  Philippe   Conquet   hereby   undertakes  by  way  of  further
             consideration  for the  obligations  of the  Purchaser  under  this agreement as separate and independent agreements that:-

7.1.1 he will not at any time after Completion disclose to any person or himself use for any purpose and shall use his reasonable endeavours to prevent the publication or disclosure of, any information concerning the confidential business, accounts or finances of the Company or the Subsidiaries or any of its clients or customers transactions or affairs, which may, or may have, come to his knowledge;

7.1.2 for a period of 3 years after Completion he will not except as hereinafter mentioned either on his own account or in conjunction with or on behalf of any person firm or company carry on or be engaged concerned or interested in any trade or business conducted in or from the United States of America and any country within the European Union and Switzerland which is similar to or competitive with any trade or business carried on by the Company and/or the Subsidiaries within the period of two years prior to the date of Completion;

7.1.3 for a period of 3 years after Completion he will not (save with the prior written consent of the Purchaser) either on his own account or in conjunction with or on behalf of any other person firm or company directly or indirectly:

             (a) solicit or entice away from the Company or employ any officer manager or servant whether or not such person would commit a breach of his contract of employment by reason of leaving the service of the Company; nor

             (b) solicit or accept the custom of any person firm or corporation which during the two years prior to the date of Completion shall have been a customer of the Company.

             Provided that nothing in this sub-clause shall preclude or inhibit any person named in Clause 7.1 above from carrying out his duties pursuant to a service agreement or contract of employment between himself and the Company.

7.2          The restrictions  contained in Clause 7.1 are considered reasonable by the parties but in the event that any such restriction  shall be found to be void but  would be  valid  if some  part  thereof  were
             deleted  or  the  period  or  area  of  application   reduced  such
             restriction  shall apply with such modification as may be necessary to make it valid and effective.

8.           Pension Scheme

             The provisions set out in the Fifth Schedule shall apply.

9.           General Provisions

9.1          The Sellers shall (and shall procure that any other necessary party shall)  execute and do all such documents acts and things as may be reasonably  required by the Purchaser for securing to or vesting in the  Purchaser  the legal and  beneficial  ownership  of the Shares
             forthwith  upon   Completion  in  accordance  with  the  terms  and
             conditions of this Agreement.

9.2 This Agreement shall not be assignable by any party hereto without the prior written consent of the others save by the Purchaser to any affiliate of the Purchaser to which the Shares shall be transferred but notwithstanding any such transfer the Purchaser shall remain bound by the obligations contained in this Agreement

9.3 If the benefit of this Agreement is assigned, the liability of the Sellers shall be no greater than it would have been if the Purchaser had remained the owners of the Shares and had retained the benefit of the Sellers Warranties.

9.4 The obligations of the Sellers in this Agreement are joint and several and such obligations and undertakings shall be enforceable accordingly.

9.5 This Agreement (together with any document annexed hereto and signed by or on behalf of the parties hereto) constitutes the whole
             Agreement between the parties hereto and no variations hereof shall be effective unless made in writing.

9.6 The provisions of this Agreement in so far as the same shall not have been performed at Completion shall remain in full force and effect.

9.7 Any right of termination conferred upon either party hereby shall be in addition to and without prejudice to all other rights and remedies available to it and no exercise or failure to exercise such a right of termination shall constitute a waiver by that party of any such other right or remedy.

9.8 The Purchaser may release or compromise the liability of any of the Sellers hereunder or grant to any Seller time or other indulgence without affecting the liability of any other Seller hereunder.



10.          Announcements

             No party to this Agreement shall make any statement or announcement in connection with this transaction except with the prior approval of the other party save as may be required by law or save to the extent necessary to comply with the requirements of the SEC or Nasdaq. A party to this Agreement who makes a statement or announcement necessary to comply with the requirements of the SEC or Nasdaq shall use its reasonable endeavours to consult with the other parties before making that statement or announcement.

11.          Costs

             The Parties shall each pay their own costs of and incidental to this Agreement and the sale and purchase hereby agreed to be made and the Company shall have no liability for such costs.

12.          Notices

             Any notice required to be given by any party hereto to any other shall be in writing and may be served personally or by post or by facsimile and if served by post shall be served by prepaid registered letter sent through the post (airmail if overseas) to the address of the party to be served as shown in this Agreement or such other address as may from time to time be notified for this purpose and any notice so served shall be deemed to have been served 48 hours after the time on which it is posted or 96 hours after the time on which it was posted in the case of airmail post and in proving such service it shall be sufficient to prove that the notice was properly addressed and posted and that before the notice is sent by post to the Sellers a copy shall be sent by facsimile to the Seller's lawyers for the attention of M. Denis
             Polack (fax number 00 33 1 45 61 58 39) and to the Purchaser a copy shall be sent to the Purchaser's lawyers for the attention of Richard Elphick (fax number 00 44 171 379 6854). If served by facsimile, notice shall be deemed to have been served upon transmission of the communication to the relevant facsimile number and production by the sending facsimile machine of a transmission report showing that the facsimile message has been properly received by the facsimile number to which it was transmitted.

13.          Governing Law and Jurisdiction

             13.1 This Agreement shall be governed by either: (i) the law of the Republic of France in which case the parties hereby submit to the non-exclusive jurisdiction of the Courts in Paris; or (ii) the laws of England and Wales in which case the parties hereby submit to the non-exclusive jurisdiction of the High Court in London.

13.2 In the event that any party initiates any proceedings it may elect which of the laws referred to above shall apply and the other parties shall be bound by such election and the appropriate Court shall have jurisdiction.

AS WITNESS whereof this Agreement has been entered into the day and year first above written.


TABLE>
                                                THE FIRST SCHEDULE

                             PARTICULARS OF THE SELLERS, THEIR SHAREHOLDINGS (actions)

                                       IN THE COMPANY AND THE CONSIDERATION

(1)                                                       (2)                          (3)                  (4)
Names and Addresses                   No. of Ordinary  Shares                  Capital FFr        Consideration
                                                    (actions)                                            Shares
----------------------------------- -------------------------- ---------------------------- --------------------
M. Laurent                                             45,239                 4,523,900,00               75,302
Herve

Comir                                                  26,680                 2,668,000,00               44,410

M. Conquet                                             43,967                 4,396,700,00               73,185
Philippe

Melle Laurent                                              16                     1,600,00                   27
Valerie

M. Baur                                                    16                     1,600,00                   27
Charles

Succession de M. Baur                                      16                     1,600,00                   27
Francois

Melle Laurent                                              16                     1,600,00                   27
Caroline

Mme Laurent                                                16                     1,600,00                   27
Karine

Finanval                                                4,008                   400,800,00                6,671

M. Chahid-Nourai                                           15                     1,500,00                   25
Behrouz

M. Leroux                                                   5                       500,00                    8
Yvon

Mme Conquet                                                 5                       500,00                    8
Caroline

La Senlisienne                                              1                       100,00                    2
de Portefeuille
(action pretee par Comir)

                               THE SECOND SCHEDULE

                    BASIC INFORMATION CONCERNING THE COMPANY

                               THE SECOND SCHEDULE


1.            Registered number               :   B 411 470 487

2.            Date of Registration            :   25 March 1997

3.            Address of registered office    :   12 rue de Lorraine
                                                   92300 Levallois Perret

4.            Registered capital              :   12,000,000 FF (120,000 shares
                                                  of 100 FF each)

5.            Directors Full Names                CONQUET Philippe
                                                  LAURENT Herve
                                                  CHAID-NOURAI Behrouz
                                                  AOUSTIN- LAURENT Karine
                                                  CONQUET Caroline
                                                  LA SENLISIENNE DE PORTEFEUILLE

6.            Auditors:                           Polack, Thierry




                                                THE THIRD SCHEDULE

                                            PARTICULARS OF SUBSIDIARIES



Name                         Date   and   Place   of               Share     Held by                   Beneficially
                             Incorporation   and                 Capital                               owned by
                             Registered Number
-------------------------------------------------------------------------------------------------------------------------
Biostat                       9 December 1985,                     5,123     PharMedicom               PharMedicom
                             B334 323 979 (81B 02180)                  1     H. Laurent                          "
                                                                       1     V. Laurent                          "
                                                                       1     C. Baur                             "
                                                                       1     C. Laurent                          "
                                                                       1     K. Laurent                          "
                                                                       1     P. Conquet                          "
                                                                       1     Comir                               "


Droit & Pharmacie            1 October 1956                        7,812     PharMedicom               PharMedicom
                             B562 108 084 (97B04948)                   1     P. Conquet                          "
                                                                       1     C. Conquet                          "
                                                                       1     B.C Nourai                          "

Cercles                      22 May 1993                                 499 Pharmedicom               Pharmedicom
                             391 324 373                                   1                                     "
                             RCS Nanterre (95B3191)
                             Paris



                                               THE FOURTH SCHEDULE

                                                     PROPERTY



Short Description of Property                               Expiry of Lease                  Owner if Leasehold
------------------------------------------- --------------- -------------------------------- ----------------------
Offices at 12 rue de Lorraine, 92300                        30 June 2006                     Comir
Levallois Perret, Paris
15 Avenue  des  Droits de  l'Homme,  45000                  3 July 2004                      SCI Oxford
Orleans
















                              THE FIFTH SCHEDULE

                     PROVISIONS AFFECTING THE PENSION SCHEME



1. The Group contributes to those pension schemes on behalf of its employees more particularly described in the documents at Annex 15 of the Disclosure Letter provided to the Purchaser.

2. There are no schemes other than those referred to in the paragraph above to which any members of the Group are obliged to contribute funds.






                                                THE SIXTH SCHEDULE

                                                SELLER'S WARRANTIES



In this Schedule (save where the context otherwise requires) the expression "the Company" shall mean each of the Company and each of its Subsidiaries.

The Sellers jointly and severally provide the following Representations and Warranties. Each Representation and Warranty shall be construed as a separate representation and warranty and shall be deemed to survive Completion.

The warranties and representations referred to in Clause 5 of the foregoing Agreement are that:-

1.           CONSTITUTION OF THE COMPANY

1.1          Ownership of Shares; Authorisation

             (a) Each Seller has full and valid title to the Shares owned by him as specified in the First Schedule hereto and such Shares are free of all Encumbrances. The Sellers hereby deliver good and marketable title to all of the Shares to the Purchaser free of all Encumbrances.

             (b) Each Seller has the power and capacity to execute, deliver and carry out the terms and provisions of this Agreement and has taken all necessary action to authorise the execution and performance of this Agreement. This Agreement constitutes a valid and binding obligation on each Seller enforceable in accordance with its terms.

             (c) Each Seller has obtained all the consents, approvals or authorisations required in connection with the execution and performance of this Agreement by it.

             (d) The execution and performance of this Agreement and the transactions stipulated herein will not, with or without notice and/or lapse of time, result in a breach of or conflict with any provision, covenant or obligation of any of the Sellers or in the modification or termination of any such covenant or obligation.



1.2          Corporate Organisation of the Company

             (a) The Company is a corporation (societe anonyme) duly organised and validly existing under the laws of the Republic of France with all requisite corporate power and authority to carry on its business as it is now being conducted.

             (b) The articles of association and by-laws (statuts) of the Company and the Extrait k-bis, a copy of which is annexed to the Disclosure Letter, are complete and up-to-date. The Company has been in compliance with its articles of association and by-laws since its formation.

             (c) The Company has a share capital of twelve million French francs (FRF 12,000,000) divided into (i) 120,000 ordinary shares with a par value of 100FRF per share, all of which are validly issued and fully paid. The aforesaid securities are the only outstanding interests in the capital of the Company and there is no outstanding subscription right, option, conversion right, warrant, pre-emptive right or other agreement providing for the purchase, issuance or sale of any securities representative of the capital or any voting rights of the Company whatsoever.

             (d) The Company is not the subject of any judicial, administrative or amicable procedure of judicial reorganisation or liquidation, reorganisation, winding-up or liquidation, nor is it in a state of insolvency (cessation de paiements) (inability to satisfy its debts as they fall due). No administrator (mandataire ad hoc) has been designated by any court or been requested to be designated to assist the Company. The Company does not fall within the scope of Article 241 of the Act of July 1966 with respect to insufficient or impaired capital.

1.3          Subsidiaries; Secondary Establishments

             The Company has the subsidiaries details of which are set out in the Second Schedule. It has no investments of any kind whatsoever in any other entity, nor has it entered into any agreements or commitments relating to the acquisition of any investment in any other entity. The Company does not have any secondary establishments.

1.4          The Shares

             (a) No one is entitled to receive from the Company any finders fee, brokerage, or other commission in connection with the purchase of shares in the Company or any Associate company of the Company.

             (b) Save as provided in this Agreement no share or loan capital has been issued or agreed to be issued by the Company since the Balance Sheet Date.
1.5          Title to Assets

             The Company has good and valid title free of any Encumbrances to all assets necessary for the operation of the Business. Such assets are in good condition and are adequate and sufficient for the Business of the Company. No Person has any right or option to purchase, lease or use any such assets.

             The Fourth Schedule contains details of all of the various real property in and on the premises of which the Company carries on the Business and such real property in respect of which it holds a right of occupancy and/or purchase under lease agreements or capital lease agreements.

1.6          Litigation

             (a) There is no Proceeding pending against the Company and, to the best knowledge of the Sellers, there are no facts likely to result in any Proceeding.

             (b) There are not now, nor have there been during the twenty four months prior to the date hereof, any governmental investigations or disciplinary proceedings concerning the Company or the Business. The last audit of the Company by the tax authorities took place on January 1995 for Biostat and covered the period up to December 1994 and for Droit et Pharmacie it took place in October 1994 for the period up to 31 December 1993. The Company provided all information requested by the authorities and all other relevant information necessary in connection with such audit, and such information was true and accurate.

             (c) There has never been any issue which could have given rise to a product/service liability claim against the Company and the Sellers are not aware of any facts or matters which could give rise to such claim in the future.


 .7          Compliance with Laws

             (a) The Company has not violated any law, order, rule, ordinance or, more generally, any regulation relating to the use of its assets or the operation of the Business, and the Business is currently operated in compliance with all applicable laws, statutes, regulations, orders and decrees in force, and in particular, statutory provisions relating to pricing, competition and the obtaining of grants and subsidies.

             (b) The Company has all permits, licences and other authorisations (and is in compliance with the terms and conditions thereof) required by the statutory and regulatory provisions in force. In particular, the Company has all permits, licences and other authorisations (and is in compliance with the terms and conditions thereof) required under Environmental Law or laws and regulations governing public health and safety.

             (c) The Company has not received written notice from any Governmental Authority or other regulatory body of any matter
                  (i) relating to any breach or non-compliance with any law or regulation, or (ii) which is likely to form the basis of any Proceeding.

             (d) The assets (including plant and machinery) used by the Company are in compliance with the provisions of applicable laws and regulation governing environmental health and public health and safety;

             (e) All permits, licences and authorisations required in connection with the use and/or occupancy by the Company of real property or the construction of any building or the carrying out of any works by the Company on such properties have been obtained and remain valid.

1.8          Effect of Agreement

             Neither the execution or performance of this Agreement nor the consummation of the transactions contemplated herein will (a) violate any law applicable to the Company (b) result in the breach or termination of any agreement, permit or licence applicable to the Company or entitle any third party to renegotiate or modify the terms thereof or (c) result in the creation of or imposition of any Encumbrance upon the Business or any of the assets of the Company. Neither the acquisition of the Shares, nor compliance with the terms of this Agreement will (x) result in any present indebtedness of the Company becoming due or capable of being declared due and payable prior to its stated maturity or (y) give rise to or cause to become exercisable any material right in respect of the Company. The Company has not received any grant or benefited from any concession made by any governmental agency or authority in relation to the Business which, in the case of a grant, will become liable to be repaid in whole or in part or, in the case of a concession, will be lost or forfeited in whole or in part as a result of the transactions contemplated in this Agreement.

1.9          Sellers' other interests

             No Seller nor any Associate of any Seller has any estate, right or interest, directly or indirectly, in any business other than that now carried on by the Company which is or is likely to be or become competitive with the business or the proposed business (as at the date hereof) of the Company save as the registered holder or beneficial owner of any class of securities of any company if such class of securities is listed on any recognised investment exchange and in respect of which such person holds, or is beneficially interested in, (together with his Associates) less than five per cent. of any single class of the securities in that company.

2.           ACCOUNTS

2.1          Financial Statements

             (a) The Accounts, have been prepared in accordance with all applicable laws and generally accepted accounting principles.

             (b) As of the Balance Sheet Date, the Company had no liabilities (including off-balance sheet liabilities) which were required to be reflected in financial statements that were not reflected or adequately reserved against according to such principles in a manner consistent with the Company's past practices and procedures. Since the Balance Sheet Date the Company has not incurred any liability except liabilities that were incurred in the usual and normal course of business consistent with the Company's past practices.

             (c) The Company has not declared or paid any dividends or other distributions or paid any special drawings since the Balance Sheet Date.



             (d) The Accounts give a true and fair view of the assets and liabilities of the Company at the Balance Sheet Date and the profits of the Company for the financial period ended on that date;

             (e) The Accounts apply accounting policies which have been consistently applied in the audited balance sheet and profit and loss accounts for the three financial years prior to theBalance Sheet Date;

             (f) The Accounts properly reflect the financial position of the Company as at the Balance Sheet Date.

2.2          US GAAP Accounts

             The balance sheets of the Company as of the Balance Sheet Date, and the statements of operations, cash flows and changes in stockholders' equity of the Company for that fiscal year then ended, as prepared by Pricewaterhouse Coopers, shall be known collectively as the Financial Statements. Each of the balance sheets included in the Financial Statements fairly presents in all material respects the financial position of the Company as of its date, and the other statements included in the Financial Statements fairly present in all material respects the results of operations, cash flows and stockholders equity, as the case may be, of the Company for the periods therein set forth, in each case in accordance with generally accepted accounting principles in the United States consistently applied during the periods involved except as otherwise stated therein.

2.3          March Accounts

             The March Accounts give a true and fair view of the assets and liabilities of the Company as at 31 March 1999 and the projected profits of the Company as at that date.

2.4          Tax Provisions

             To the extent required by the Statements of Standard Accounting Practice and the Financial Reporting Standards applicable to a French company provision or reserve has been made in the Accounts and March Accounts for all Taxation assessed or liable to be assessed on the Company or for which it is accountable in respect of income profits or gains earned accrued or received on or before the 31 March 1999 or any event on or before the 31 March 1999 including distributions made down to such date or provided for in the Accounts and proper provision has been made in the Accounts for deferred taxation.

2.5          Work in progress

             In the Accounts:-

             (a) the Company's work in progress/inventory has been valued on a basis consistent with that adopted for the purpose of the Company's audited accounts in respect of the beginning and end of each of the three last preceding accounting periods;

             (b) redundant or obsolete work in progress/inventory as at the Balance Sheet Date has been wholly written off;

             (c) the value attributed to each item of the work in progress/inventory included in the Accounts does not exceed the lower of cost and realisable value as at the Balance Sheet Date;

2.6          Books and Records

             All accounts, books, ledgers, financial and other records of whatsoever kind of the Company:-

             (a) have been fully properly and accurately maintained are in the possession of the Company and contain due and accurate records of all matters required to be entered into therein;

             (b) do not contain or reflect any material inaccuracies or discrepancies;

             (c) give and reflect a true and fair view of the matters which ought to appear therein.

             Debts

2.7 No amount included in the Accounts as owing to the Company as at the Balance Sheet Date was more than three months overdue nor has any such amount been released for an amount less than the value at which it was included in the Accounts nor is any such debt now regarded by the Sellers as irrecoverable in whole or in part.

2.8 The Company has not factored or discounted its debts or agreed to do so.






3.1          Financial Position and Prospects

             There has been no material deterioration in the financial position or prospects or turnover of the Company since the Balance Sheet Date.

3.2          Capital Commitments

             There were no commitments on capital account outstanding at the Balance Sheet Date (save as disclosed in the Accounts) and since the said date the Company has not entered into, or agreed to enter into, any material capital commitments.

3.3          Borrowings

             The total amount borrowed by the Company and its Subsidiaries from its bankers does not exceed its overdraft facilities and the total amount borrowed by the Company and its Subsidiaries from whatsoever source does not exceed any limitation on its borrowing contained in the articles of association and by-laws (statuts) of, or in any other instrument executed by, the Company or any Subsidiary.

3.4          Bank accounts

             A statement of the bank accounts of the Company and of the credit or debit balances on such accounts as at a date not more than seven days before the date hereof has been supplied to the Purchaser. The Company has not any other bank or deposit accounts (whether in credit or overdrawn) not included in such statement. Since such statement there have been no payments out of any such accounts except for routine payments and the balances on current account are not now substantially different from the balances shown on such statements.

3.5          Distributions and Loan Repayments

             All dividends or distributions of profits declared, made, or paid by the Company since the date of incorporation of the Company have been declared, made, or paid in accordance with its articles of association and by-laws (statuts) or other relevant legislation.


3.6          Continuance of facilities

             In relation to all debentures, acceptance credits, overdrafts, loans or other financial facilities outstanding or available to the Company ("facilities"):-

             (a) the Sellers have supplied to the Purchaser in writing full details thereof and true and correct copies of all documents relating thereto;

             (b) neither the Sellers, nor the Company, has done anything nor are the Sellers aware of any circumstances whereby the continuance of any facility in full force and effect might be affected or prejudiced or which might give rise to any detrimental alteration in the terms or conditions of any of the facilities;

             (c) none of the facilities is dependent upon the guarantee or indemnity of or any security provided by a third party other than the Company or a Subsidiary;

             (d) no Seller has any knowledge, information or belief that as a result of the acquisition of the Shares by the Purchaser or Completion any of the facilities might be terminated or mature prior to its stated maturity.

3.7          Real Property Leases and Capital Leases (Credit-baux)

             Set out in the Fourth Schedule is a detailed list of all leases and capital leases of real property used in the Business (the "Leases and Capital Leases"). All of the Leases and Capital Leases are in full force and effect.

4.           COMMERCIAL

4.1          Contracts

             Save for those contracts (including the Leases and Capital Leases) and other documents listed in the Disclosure Letter complete copies of which have been made available for inspection by the Buyer and its agents prior to the date hereof (the "Contracts"), there are no other material contracts relating to the Company or the Business. For these purposes, "material contracts" shall mean contracts in respect of which (i) the obligations of either party thereto involve expenditure in excess of one hundred thousand French francs (FRF 100,000) per annum, or (ii) more than three (3) months' notice of termination is required.


4.2          Breach of Contracts

             The Company is not, nor has it been in a situation of breach or default of any of the Contracts.

4.3          Insider Contracts

             (a) There is not outstanding, and there has not at any time during the last three years been outstanding, any contract (other than a contract of employment) or arrangement to which the Company is a party and in which any Seller or any Associate of any Seller or any director of the Company or any Associate of any such director is or has been interested, whether directly or indirectly.

             (b) The Company is not a party to, nor have its profits during the last three years been affected by, any contract or arrangement which is not of an entirely arms' length nature.

4.4          Other Party's Defaults

             So far as the Sellers are aware, no party to any agreement with or obligation to the Company is in default thereunder being a default which would be material in the context of the financial or trading position of the Company nor (so far as the Sellers are aware) are there any circumstances likely to give rise to such a default.

4.5          Other Material contracts

             The Company is not a party to nor subject to any agreement, transaction, obligation, commitment, understanding, arrangement or liability which:-

             (a) is incapable of complete performance in accordance with its terms within six months after the date on which it was entered into or undertaken; or

             (b) is known by any Seller to be likely to result in a loss to the Company on completion of performance; or

             (c) cannot readily be fulfilled or performed by the Company on time and without undue or unusual expenditure of money, effort or personnel; or

             (d) involves or is likely to involve obligations, restrictions, expenditure or receipts of an unusual, onerous or exceptional nature and not in the ordinary course of the Company's business; or

             (e) is a contract for hire or rent hire purchase or purchase by way of credit sale or periodical payment; or

             (f) is a contract with any trade union or body or organisation representing its employees; or

             (g) requires an aggregate consideration payable by the Company in excess of FFr100,000; or

             (h) involves or is likely to involve the supply of services by or to the Company the aggregate sales value of which will represent in excess of ten per cent. of the turnover of the Company for the last financial year; or

             (i) requires the Company to pay any commission, finders fee, royalty or the like; or

             (j) is in any way otherwise than in the ordinary and proper course of the Company's business; or

             (k) would have been such an agreement or arrangement but for its cancellation or termination by any counter-party since the Balance Sheet Date.

4.6          Employment Matters

             (a) The Disclosure Letter contains a true and complete list as of the date hereof of the names, of job titles, salaries, working hours per week, date of hire and date of birth of all persons who are currently full or part-time employees of the Company and no other persons are so employed.

             (b) The only collective bargaining agreement (convention collective) applicable to the Company is the National Collective Bargaining Agreement for consulting and engineering activities (No. 3018).

             (c) Since the Balance Sheet Date no change has been made or agreed in the rate of remuneration, the emoluments or the pension or other benefits of any executive or employee and no employees, agents or consultants have been hired by the Company.

             (d) No collective lay-offs involving more than ten employees are currently in progress within the Company.

             (e) The Company has not experienced any strike, labour unrest or collective labour controversies during the past two (2) years and no such disturbances are currently threatened.

             (f) The Company has duly held all elections required to be held for the purposes of appointing workers' representatives within the Company.

             (g) The Company does not breach, and has not breached, any laws or regulations relating to the recruitment of personnel on a temporary or fixed-term basis.

4.7          Special Employee Benefits

             Except for the plans, benefits, bonuses, welfare, pension, retirement, profit sharing and other compensation plans required to be maintained by law and described in the Fifth Schedule hereto (collectively, the "Plans"), the Company is not a party to any plan or agreement having as its purpose or effect the payment of such sums or the provision of such benefits. Each of the Plans has been administered in accordance with all applicable laws and regulations and all payments required to be made under such Plans have been made. The Company is not under any obligation to pay any person any additional amount over and above that provided for by law in respect of any pension or early retirement benefit, gratuity, death benefit, disability benefit or similar benefit on an individual basis.

4.8          Intellectual Property

             (a) Set forth in the Disclosure Letter is a list of the patents, trademarks, trade names, copyrights, logos and designs currently used by the Company in connection with the Business (together the "Intellectual Property"). None of the Intellectual Property is licensed to or from a third party. No third party is breaching the Company's rights to its Intellectual Property.

             (b) The Company has good and marketable title, (fully enforceable against third parties), free of Encumbrances to, or the free right to use, all intellectual property necessary for the conduct of its business as presently conducted. The Company is not infringing any patent, trade name, copyright or trademark of any third party, nor will the conclusion of the transactions envisaged by this Agreement result in the infringement of any third party's rights.

             (c) All necessary steps have been taken by the Company to protect its rights to the Intellectual Property and in particular, the Intellectual Property has been duly registered or filed with the appropriate authority and there are no adverse claims of any third party pertaining to any of the Intellectual Property.

4.9          Taxes

             (a) All returns, declarations and reports (the "Returns") required to be delivered by the Company to any taxation authority have been properly prepared and delivered and no Return is disputed by the relevant Taxation Authority. All Taxation that was due and payable by the Company prior to the date hereof has been paid.

             (b) There are no pending audits, investigations or disputes involving the Company relating to Taxation.

             (c) None of the current activities of the Company causes it to have a taxable presence or permanent establishment in any country other than France.

             (d) All social security charges (both employer's and employee's parts) required to be withheld in respect of compensation paid to employees of the Company have been withheld and paid to the relevant authority or social security institution, and income withholding taxes, if any, payable by the Company as employer have been duly paid and the relevant tax and social security returns and records are in good order.

4.10         Debts; Loans

             (a) Except as set forth in the Disclosure Letter (which in particular sets out complete and accurate details of all loans extended to the Company), there are no sums owed by the Company to any third party (including shareholders) other than debts which have arisen in the ordinary course of business and for the purpose only of carrying on its normal trading activities, nor has the Company lent any money to any third party other than in the ordinary course of business.

             (b)  All  trade  debts  owed  by   customers  to  the  Company  are
                  collectible within a maximum period of ninety days from the relevant invoice date.

4.11         Insurance

             The Company has effected adequate insurance relating to all risks that companies having similar business activities normally cover. All of the policies of insurance maintained by the Company in relation to the Business and its assets (the "Policies") (a complete list of which is set forth in the Disclosure Letter) are in full force and effect. All premiums payable under the Policies have been paid and no notices of termination, or intention to terminate such policies, have been received. No claim under any insurance policy taken out in respect of the assets of the Company or the Business is currently outstanding.

4.12         Conduct of Business since the Balance Sheet Date

             Since the Balance Sheet Date, the Business has been carried on by the Company in the ordinary and usual course and substantially in the same manner as conducted during the twelve (12) months preceding the Balance Sheet Date.

4.13         Sureties and Guarantees

             The Company has not been granted any guarantee of or security for any overdraft, loan or loan facility extended to it in relation to the Business. The Company has not provided any guarantee or surety for the performance of undertakings entered into by third parties or its shareholders, corporate officers or members of staff, nor is it liable to any third party for the performance or failure to perform of any Person, nor has it issued any comfort letter in their favour.

4.14         Inventory/Backlog

             The current backlog of the Company as provided to the Purchaser consists of items of a quality and quantity usable and billable in the normal course of business.

4.15         Subsidies

             (a) Set forth in the Disclosure Letter is a complete list and summary of the terms of those governmental, regional and departmental grants, advances, subsidies and aids from which the Company benefits as of the date hereof.

             (b) The Company has not carried out any act that may cause the refund in full or in part of any grant, subsidy or aid received by the Company in relation to the Business or cause any application made by the Company in relation to the Business for such a grant, subsidy or aid to be refused wholly or partly, and the signature of this Agreement shall not have such result.

4.16         Products/Services

             Except for any condition, warranty, representation or obligation implied by law or contained in its standard terms of business or otherwise given, made or accepted in the normal course of business, the Company has not provided any other warranty or made any representation, or assumed any material obligation in respect of the quality of services supplied or agreed to be supplied by it.

4.17         Brokers' Fees

             All negotiations relating to this Agreement and the transactions provided for herein have been carried on without the intervention of third parties acting on behalf of any of the Sellers or the Company who could on that basis make a valid claim against the Company or the Purchaser for any finders' fee or commission or similar compensation in connection with the transactions hereby contemplated.

4.18         Year 2000;

             The Company is Year 2000 compliant in all respects.

4.19         Suppliers and Customers

             There is no supplier from whom the Company makes purchases, nor any customer to whom the Company makes sales, which in either case represents more than five per cent (5%) of the Company's annual turnover.

4.20         Information

             All information in this Agreement, including the Schedules, and the information provided by the Company or the Sellers to the Purchaser, is true, complete and correct. The Sellers have not failed to disclose to the Purchaser any determinative information or item concerning the Company.

5.           BUSINESS OF THE COMPANY

5.1          Changes since the Balance Sheet Date

             Since the Balance Sheet Date the Company:-

             (a)  has carried on its business in the ordinary and usual course;

             (b) has not entered into any transaction nor assumed any liability nor made any payment not provided for in the Accounts which is material and is not in the ordinary course of its business;

             (c) has carried on the business without any interruption or alteration in the nature scope or manner of its business;

             (d) has not borrowed or raised any money or taken any financial facility (except such short term borrowings from its bankers as are disclosed in the Disclosure Letter);

             (e) has paid its creditors within the times agreed with such creditors and there are not debts outstanding by the Company which have been due for more than four weeks;

5.2          Fair Trading etc.

             No agreement practice or arrangement carried on by the Company or to which the Company is a party infringes Article 85 of the Treaty establishing the European Economic Community or constitutes an abuse of dominant position contrary to Article 86 of the said Treaty or infringes or contravenes any provisions of the Treaty of Rome;

5.3          Guarantees, Options, etc.

             Company is not a party to any option or pre-emption right, or a party to any guarantee or suretyship or any other obligation (howsoever called) to pay, purchase or provide funds (whether by the advance of money, the purchase of or subscription for shares or other securities, the purchase of assets or services, or otherwise) for the payment of, indemnity against the consequence of default in the payment of, or otherwise to be responsible for, any indebtedness of any other person.

5.4          Tenders, etc.

             No offer, tender, or the like not in the ordinary course of business is outstanding which is capable of being converted into an obligation of the Company by an acceptance or other act of some other person.

5.5          Powers of Attorney, etc.

             There are no powers of attorney given by the Company in force (other than to the holder of an Encumbrance solely to facilitate its enforcement) and no person, as agent or otherwise of the Company, is entitled or authorised to bind or commit the Company to any obligations not in the ordinary course of the Company's business.

5.6          Grants

             No grant made to the Company is liable to be refunded in whole or in part in consequence of any action or omission of the Company.

6.           GENERAL

6.1          Material Disclosure

             The contents of the Disclosure Letter and of all accompanying documents are true and accurate in all material respects and clearly and accurately disclose in all material respects every matter to which they relate.

6.2          Loans to Sellers

             Save  as  set  out  in  the   Disclosure   Letter   there  are  not
             outstanding:-

             (a) any loans made by the Company to the Sellers and/or any director of the Company and/or any Associate of the Sellers or of any such director;

             (b) any debts owing to the Company by the Sellers and/or any director of the Company and/or Associate of the Sellers or of any such director;

             (c)  any securities for any such loans or debts as aforesaid.

6.3          Net Assets

             The value of current assets less current liabilities as at Completion is not less than their value as at the Balance Sheet Date.

6.4          Investment, associations

             The Company:-

             (a) is not the holder or beneficial owner of and has not agreed to acquire any class of the share or other capital of any other company or corporation (whether incorporated in the Republic of France or elsewhere) other than the Subsidiaries;

             (b) is not and has not agreed to become a member of any partnership, joint venture, consortium or other unincorporated association;

6.5          Forecast

             The 12 month forecast/budget as at 31 March 1999 was carefully and consistently prepared and does not include any items that cannot reasonably be justified. There is in existence valid documentation supporting the valuation of FFr28.913million of current new business (contracts signed and/or regular repeat business); of FFr16.625million of proposed new business (contracts not signed); and FFr16.628million of new business opportunity (IBM/IPN/Convergence projects).


                             THE SEVENTH SCHEDULE

                    LIMITS ON CLAIMS UNDER SELLERS WARRANTIES

1. The Sellers shall not have any liability under or in relation to the Sellers Warranties:-

             1.1 as regards any single claim, unless the amount of the liability thereunder exceeds FFr20,000;

             1.2 except to the extent that the aggregate amount of the Sellers' liability in respect of all claims hereunder exceeds FFr100,000 and for this purpose single claims excluded by Clause 1.1 above will not to be taken into account;

             1.3         as  regards   any  claim   unless   notice  in  writing
                         specifying particulars and the amount thereof is received by the Sellers by 2 Business Days before the earlier of (i) the delivery by Pricewaterhouse Coopers LLP of its report on the Purchaser's financial statements for the fiscal year ended 30 June 1999 or
                         (ii) 31 March 2000;

             1.4 as regards any claim to the extent that such claim or liability arises or that the amount thereof is increased as a result of any change in the basis rate or method of calculation of any Taxation or as a result of any other legislation decision or regulation (whether or not in relation to Taxation) or any change in or in the interpretation of any such legislation decision or regulation occurring or coming into force after the date hereof.

2. The liability of the Sellers under the Sellers Warranties shall be reduced to the extent that provision or allowance therefore has been made in the Accounts.

3. No claim shall lie in respect of any breach of the Sellers Warranties to the extent that the same is capable of remedy unless the Purchaser shall first afford the Sellers a reasonable opportunity to remedy the breach complained of in a reasonable fashion.

4. The aggregate liability of the Sellers in relation to the Sellers Warranties shall in any event be restricted to the value of the Holdback Shares as at the date of Completion. The recourse of the Purchaser in respect of any claim under the Sellers Warranties shall be limited to the exercise of its rights under the Eighth
             Schedule in respect of the Holdback Shares.

5. The amount of any settlement made by each Seller to the Purchaser in respect of any claim under the Sellers Warranties shall be deemed a reduction dollar for dollar in the value of the consideration payable to the Sellers under this Agreement.

6. Nothing in this Seventh Schedule shall operate to limit or exclude the liability of the Sellers for fraud or misrepresentation.

7. Any settlement made by the Sellers pursuant to the provisions of this Schedule shall be made in accordance with, and be subject to, the provisions of the Eighth Schedule.






                               THE EIGHTH SCHEDULE

                                    HOLDBACK

1.1 On Completion, each Seller shall be deemed to have directed the Purchaser to withhold from delivery ten per cent (10%) of the Consideration Shares issued to such Seller against the Seller's liabilities under the Seller's Warranties. The Consideration Shares withheld are herein referred to as the "Holdback Shares". The
             Holdback Shares shall be deemed to be issued to the Sellers but held by the Purchaser subject to the terms and conditions set out below. Holdback Shares shall be considered as issued share capital of the Purchaser and shall have the rights set out below.

1.2 All dividends and distributions (other than cash dividends and distributions) made by the Purchaser with respect to the Holdback Shares will be held by the Purchaser with the other Holdback Shares as provided herein as additional assets of the withholding to satisfy any claims arising from a breach of the Sellers Warranties ("a Claim"). Cash dividends and distributions, if any, will be made by the Purchaser to each Seller, pro rata according to their respective interests in the Holdback Shares.

1.3 If a meeting or written action of shareholders of the Purchaser occurs while the provisions of this Schedule are still in effect, the Purchaser shall promptly send to each Seller copies of any notices, proxies and proxy materials in connection with such meeting or written action. At the time of any such meeting, the Purchaser shall, if deemed necessary by any of the Sellers, execute and deliver a proxy authorising each Seller to vote the whole number of their Holdback Shares (eliminating any fractions).

2. The withholding of the Holdback Shares hereunder is for the purpose of providing a source of indemnification to the Purchaser and the other members of the Purchaser's Group pursuant to the terms and conditions of this Agreement, from and against all Claims.

3.1 The Holdback Shares shall be retained by the Purchaser until the earlier to occur of (i) the delivery by Pricewaterhouse Coopers LLP of its report on the Purchaser's financial statements for the fiscal year ended 30 June 1999 or (ii) 31 March 2000 ("the Holdback Termination Date") when, subject to Clauses 3.2 and 3.3 below the Holdback Shares, less the Payment Shares (as defined below) if any, shall be distributed to the Sellers.

3.2 The Holdback Shares shall not be distributed to a Seller on the Holdback Termination Date in the event that:

             3.2.1 a Seller has either agreed liability for a Claim or a counsel appointed pursuant to Clause 4 below has determined the amount of a Claim and in either case such Claim has not been satisfied in full; and/or

             3.2.2 the Purchaser has made a Claim which is subject to determination in accordance with Clause 4 below.



4.1 If the Purchaser and/or the Company has a Claim the Purchaser (on its own behalf and/or on the behalf of the Company) will deliver a written notice thereof to the Sellers Representative (which shall be valid notice to all Sellers) (a "Notice of Claim") and setting forth the number of Holdback Shares necessary to satisfy the claim in question, which will be determined by dividing (x) the amount of such Claim by (y) the value of one of the Holdback Shares on the date of Completion (the "Payment Shares"). A good faith failure to state correctly in a Notice of Claim the full amount of the damage suffered by the Purchaser and/or the Company will not prejudice their claim for damages in respect of such Claim, and the Purchaser may deliver an additional Notice of Claim as provided herein with respect to any amount of damages not stated (in good faith) in a previous Notice of Claim.

4.2 If the Sellers object (and for this purpose an objection will only be valid if it is made by Seller(s) representing 75% of the Shares formerly held) to such Notice of Claim (whether as to liability or the amount claimed), the Seller's Representative will give written notice to the Purchaser, within 7 Business Days, of receipt of such Notice of Claim advising the Purchaser of its objection (a "Notice of Objection"). If no Notice of Objection is received from the Sellers' Representative by the Purchaser within such period (and time shall be of the essence), the Purchaser will effect payment of the amount of such Claim as provided in Clause 5 below. If the Seller's Representative delivers a Notice of Objection within such period (and time shall be of the essence), the Purchaser and the Sellers will promptly meet and use their best endeavours in good faith to settle the dispute. If the Purchaser and the Sellers are able to settle the dispute, in whole or in part, they will record such settlement in writing and the Purchaser will effect payment of that Claim (or other agreed amount) as provided in Clause 5 below. If the Purchaser and Sellers are unable to reach agreement within 10 Business Days after the delivery of the Notice of Objection, then the dispute shall be referred to the determination of a Senior Commercial Counsel/Independent Accountant ("the Appointee"). The Appointee shall be asked whether in his opinion that Claim would on the balance of probability be likely to succeed and the quantum of such Claim. Such opinion to be available within 10 Business Days of submission of argument from all parties such argument to be provided to the Appointee by all parties no later than 5 Business Days following the day of the Appointee's appointment. Time shall be of the essence.

4.3 If the Purchaser is entitled to any damages pursuant to the determination of the Appointee in accordance with Clause 4.2 above payment of the amount of such damages which is specified in such determination will be made in the manner prescribed in Clause 5 below. Notwithstanding the foregoing, the Purchaser shall deliver to the Sellers a notice specifying the amount and the equivalent number of Payment Shares which will be deducted from the Holdback Shares.

5. If the Purchaser is entitled pursuant to Clause 4 above to receive damages in respect of a Claim, the Purchaser will exchange the certificate representing the Holdback Shares for a new share certificate representing a number of shares of the Purchaser (which will remain Holdback Shares) equal to the number of Holdback Shares previously held by the Purchaser less the number of Payment Shares. The number of Holdback Shares attributable to each Seller will be reduced (and the number of Payment Shares determined) pro rata (subject to appropriate adjustment in respect of fractions) to a Seller's entitlement to Consideration Shares as set out in the First Schedule.


                               THE NINTH SCHEDULE

                             SPECIFIC CONTINGENCIES

1. The following are identified as specific contingencies in relation to the acquisition of the Shares:

             (i) In or about October 1998 five employees of Biostat were made redundant for economic reasons. Liability to the Company may arise out of the inadequacy of the reasons and/or the redundancy letters sent to those employees should those former employees initiate proceedings:
                         FF600,000;

             (ii) The employment by Biostat of Dr. Kharat was terminated in or about September 1997. Dr. Kharat brought proceedings against Biostat inter alia for wrongful dismissal and termination indemnities: FF475,000;

             (iii) During 1998 Biostat paid fees to a number of doctors which fees are required to be reported on a particular annual return. Certain doctors were employees of clinics or hospitals and in those circumstances any payment to those doctors would be subject to proper payroll taxes. Liability to account for such payroll taxes falls on Biostat: FF200,000

             (iv) Droit et Pharmacie publishes two reviews; the persons who are responsible for producing the articles for such publications may claim the status of journalist. In this event and were they to seek termination of their employment agreements with that company they would be entitled to certain termination indemnities: FF950,000;

             (v)         Proceedings  have been  issued  against  Biostat by Mr.
                         Boinet in or about July 1998 in which a claim is made against the Company for breach of patent in respect of an electronic pill box. Mr. Boinet inter alia claims damages against Biostat: FF600,000

             (vi)        Proceedings  have been  issued  against  Biostat by Mr.
                         Maraschli in which it is claimed inter alia that the software installed by Biostat is defective. Mr. Maraschli claims against the Company damages together with repayment of the sum paid by him to the Company:
                         FF250,000;

             (vii) Proceedings have been issued against Biostat by Syndicate National des Gynecologues Obstetriciens de France (SNGOF) by way of counterclaim for damages and maintenance obligations: FF800,000;

             (viii) Proceedings have been issued against Biostat by Solvay Pharma by way of counterclaim for wrongful termination of contract by Biostat. Solvay Pharma claims damages and costs: FF186,000.

             together or individually the "Specific Contingencies".

2. The Sellers jointly and severally indemnify the Purchaser against any liability suffered or incurred by the Purchaser as a consequence of or arising out of any of the Specific Contingencies.

3. On Completion, each Seller shall be deemed to have directed the Purchaser to withhold from delivery in aggregate an additional fifteen per cent of the Consideration Shares issued to such Seller against the Sellers liabilities in relation to the Specific Contingencies identified above. The Consideration Shares withheld pursuant hereto are herein referred to as the "Additional Holdback Shares".

4. The provisions of Clauses 1.2 to 5 (inclusive) of the Eighth Schedule shall apply to this Ninth Schedule as if set out in full herein provided that the Additional Holdback Shares may be retained by the Purchaser until 31 March 2000 unless the Specific Contingency is still outstanding in which event the relevant shares may be withheld for a further year (the "Additional Holdback Termination Date" and the Sellers will continue to be liable to the Purchaser hereunder until that date).




SIGNED by                       )
in the presence of:             )        /s/ Herve Laurent
Denis Polack, Lawyer


SIGNED by                       )
in the presence of:             )       /s/ Philippe Conquet
Denis Polack, Lawyer


SIGNED by                       )
in the presence of              )        /s/ Christian Haas, for COMIR
Denis Polack, Lawyer


SIGNED by                       )
in the presence of:             )        /s/ Christian Haas, for SENLISIENNE de
Denis Polack, Lawyer                     PORTEFEUILLE


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     B. Chahid-Nourai


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     FINANVAL


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     Caroline Conquet


SIGNED by                       )
in the presence of:             )        /s/ Herve Laurent, as attorney for
Denis Polack, Lawyer                     Karine Laurent


SIGNED by                       )
in the presence of:             )        /s/ Herve Laurent, as attorney for
Denis Polack, Lawyer                     Valerie Laurent




SIGNED by                       )
for and on behalf of            )
PAREXEL INTERNATIONAL           )
CORPORATION                     )
in the presence of:             )        /s/ Barry R. Philpott
Richard Elphick
Lawrence Graham
190 Strand
WC2R 1JN


SIGNED by                       )
in the presence of:             )        /s/ Herve Laurent, as attorney for
Denis Polack, Lawyer                     Caroline Laurent


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     Yvon Leroux


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     Succession de Francois Baur


SIGNED by                       )
in the presence of:             )        /s/ Philippe Conquet, as attorney for
Denis Polack, Lawyer                     Charles Baur

EXHIBIT 4.1



                                                                Draft of 3/25/99

                          REGISTRATION RIGHTS AGREEMENT

         AGREEMENT dated as of March 31, 1999 among PAREXEL International Corporation, a Massachusetts corporation (the "Company") and the stockholders listed on Schedule A hereto (individually, a "Stockholder," and collectively, the "Stockholders").

                              W I T N E S S E T H:

         WHEREAS, pursuant to the Share Acquisition Agreement dated as of March 31, 1999 (the "Acquisition Agreement") among the Company, Herve Laurent, Philippe Conquet and the other parties named therein, the Company will acquire all of the outstanding capital stock of Group PharMedicom S.A. ("PharMedicom") and PharMedicom will become a wholly-owned subsidiary of the Company;

         WHEREAS, in connection therewith, the Stockholders will receive shares of Common Stock of the Company (the "Shares") that are being issued pursuant to an exemption from registration under the Securities Act; and

         WHEREAS, the Company and the Stockholders wish to set forth certain rights and obligations with regard to the registration of the Shares pursuant to the Securities Act;

         NOW, THEREFORE, the parties hereto agree as follows:

         1. Certain Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

                  "Commission" shall mean the United States Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

                  "Shares" shall mean the shares of Common Stock of the Company issued to the Stockholders on even date herewith pursuant to the Acquisition Agreement.

                  "Common Stock" shall mean the common stock, $.01 par value, of the Company, as constituted as of the date of this Agreement. "Exchange Act" shall mean the United States Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

                  "Registration Expenses" shall mean the expenses so described in Section 9.

                  "Securities Act" shall mean the United States Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

                  "Selling  Expenses"  shall mean the  expenses so  described in
                  Section 8.

         2. Securities Act Matters. The Stockholders acknowledge and agree that the Shares have not been registered under the Securities Act, in reliance on the provisions of Regulation S under the Securities Act, or under the securities laws of any state, in reliance upon certain exemptive provisions of such state laws. The Stockholders recognize and acknowledge that the availability of Regulation S and claims of exemption from state laws are based, in part, upon the Stockholders' representations contained in the Acquisition Agreement and in each Stockholder's New Owner Questionnaire (attached as page 12 of this Agreement. The Stockholders further recognize and acknowledge that, because the Shares were issued pursuant to Regulation S and the Shares were not registered under federal and state laws, the Shares are not presently eligible for public resale, and may only be resold in the future pursuant to the provisions of Regulation S, pursuant to an effective registration statement under the Securities Act and any applicable state securities laws, or pursuant to a valid exemption from such registration requirements. The Stockholders further acknowledge and agree that they may not engage in hedging transactions with respect to the Shares unless in compliance with the Securities Act. The Stockholders recognize and acknowledge that Rule 144 (which facilitates routine sales of securities in accordance with the terms and conditions of that Rule, including a holding period requirement) is not now available for resale of the Shares, and the Stockholders recognize and acknowledge that, in the absence of the availability of Rule 144, a sale pursuant to a claim of exemption from registration under the Securities Act would require compliance with some other exemption under the Securities Act, which may not be available for resale of the Shares. The Stockholders recognize and acknowledge that, except as set forth in this Agreement, the Company is under no obligation to register the Shares, either pursuant to the Securities Act or the securities laws of any state.

         3. Restrictive Legend. Each certificate representing Shares shall, except as otherwise provided in this Section 3 or in
                  Section 4, be stamped or otherwise imprinted with a legend substantially in the following form:

                  "The securities represented hereby have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and the sale, transfer or other disposition of such securities is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act and the securities laws of certain states, or pursuant to an available exemption from such registration. Hedging transactions involving the securities represented hereby may not be conducted unless in compliance with the Securities Act."

         Such certificates shall not bear such legend if in the opinion of counsel satisfactory to the Company the securities represented thereby may be publicly sold without registration under the Securities Act or if such securities have been sold pursuant to Rule 144, any other exemption under the Securities Act or an effective registration statement.

         4. Notice of Proposed Transfer. Prior to any proposed transfer of any Shares before the expiration of the applicable holding period set forth in Rule 144, each Stockholder shall give written notice to the Company of his intention to effect such transfer. Prior to any registration statement described in
                  Section 5 becoming effective, each such notice shall describe the manner of the proposed transfer and, if requested by the Company, shall be accompanied by an opinion of counsel satisfactory to the Company to the effect that the proposed transfer may be effected without registration under the Securities Act, whereupon the Stockholder shall be entitled to transfer such security in accordance with the terms of his notice. Each certificate for Shares transferred as above shall bear the legend set forth in Section 3, except that such certificate shall not bear such legend if (i) such transfer is in accordance with the provisions of Rule 144 (or any other rule permitting public sale without registration under the Securities Act), or (ii) such transfer is pursuant to a registration under the Securities Act, or (iii) the opinion of counsel referred to above is to the further effect that the transferee and any subsequent transferee (other than an affiliate of the Company) would be entitled to transfer such securities in a public sale without registration under the Securities Act.

         5. Required Registration. The Company agrees to use reasonable efforts to (i) cause a registration statement on Form S-3 (the "Registration Statement") or any successor form thereto under the Securities Act relating to the resale of fifty percent (50%) of the Shares to be filed no later than the 10th day following the date on which the Company files with the Commission its Annual Report on Form 10-K for the fiscal year ending June 30, 1999; and (ii) cause the Registration Statement to become effective as soon as practicable after the filing thereof and thereafter remain effective until the earlier of (A) one year after Completion (as defined in the Acquisition Agreement) or (B) the sale of all Shares covered thereby. Anything to the contrary herein notwithstanding, the Company shall not be required to take any action to cause any registration statement to be declared effective by the Commission at any time prior to the publication by the Company of financial results including at least 30 days' post-Completion combined operating results of the Company and PharMedicom, and the Company may suspend sales in accordance with Section 7 at any time under the Registration Statement immediately upon written notice to the Stockholders at their last known address, for any of the reasons and for the time periods set forth in Section 7.

         6. Registration Procedures. If and when the Company is required by the provisions of Section 5 to use reasonable efforts to effect the registration of any Shares under the Securities Act, the Company will, as expeditiously as possible:

                  (a) prepare and file with the Commission such amendments and supplements to the Registration Statement, and the prospectus used in connection therewith, as may be necessary to comply with the Securities Act;

                  (b) furnish to the Stockholders such number of copies of the Registration Statement and each amendment and supplement thereto (in each case including exhibits) and the prospectus included therein (including each preliminary prospectus) as they reasonably may request in order to facilitate the public sale or other disposition of the Shares covered by the Registration Statement;

                  (c)      register  or  qualify  the  Shares   covered  by  the
                           applicable registration statement under the securities or "blue sky" laws of the jurisdictions where the Company is currently registered or qualified or its Common Stock is currently registered or qualified for resale and provide each Stockholder with a list of such jurisdictions; provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction;

                  (d) have the Shares covered by the Registration Statement quoted or traded on the NASDAQ National Market or any other quotation system or exchange where the Company's Common Stock is then quoted or traded; and

                  (e) promptly notify each Stockholder (at his last known address) (i) of the effective date of the
                           Registration Statement and the date when any post-effective amendment to the Registration Statement becomes effective, (ii) of any stop order or notification from the Commission or any other jurisdiction as to the suspension of the effectiveness of the Registration Statement, or (iii) of the institution and ending of any suspension under
                           Section 7.

         7.       Suspension.

                  (a) The rights of the Stockholders to resell the Shares pursuant to this Agreement and the Registration Statement may be suspended by the Company on the occurrence of any of the following events:

                           (i) the Board of Directors of the Company has voted to conduct a public offering or the Company is holding or has held an "organizational" or "all hands" meeting relating to a public offering, whichever first occurs;

                           (ii) the Company is about to make a public disclosure of information of a material nature;

                           (iii) there then exists material, non-public information relating to the Company the disclosure of which, in the determination of its Board of Directors, would not be in the interests of the Company or its stockholders during that time and which the Company is not otherwise, after consultation with counsel, obligated to disclose; or

                           (iv) the Company is engaged in any activity or transaction at any time that, in the determination of its Board of Directors, would be materially adversely affected by the continued compliance with this Agreement or the continued distribution of the Shares by the Stockholders.

                  (b) The Company shall use reasonable efforts to minimize the length of any suspension under Section 7(a).

                  (c) The period during which the Registration Statement filed pursuant to Section 5 remains effective shall be extended by any period during which resales of Shares pursuant to the Registration Statement are suspended pursuant to this Section 7.

         8. Expenses. All expenses incurred by the Company in complying with Section 5, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees and expenses incurred in connection with complying with state securities or "blue sky" laws, fees of the National Association of Securities Dealers, Inc., transfer taxes, fees of transfer agents and registrars, and costs of issuance, but excluding any Selling Expenses, are called "Registration Expenses". All underwriting discounts (if any) and selling commissions applicable to the sale of the Shares covered by the Registration Statement, as well as all professional service fees incurred by the Stockholders, are called "Selling Expenses".

                  All Selling Expenses shall be borne by the Stockholders. The Company will pay all Registration Expenses in connection with the preparation and filing of the Registration Statement; provided, however, that in the event that the Registration Statement is withdrawn or abandoned for any reason at the request of the Stockholders, then the Stockholders shall bear all Registration Expenses paid or incurred in connection with such abandoned Registration Statement. The Company shall not be obligated to pay any reasonably verifiable increase in Registration Expenses in connection with the preparation and filing of the Registration Statement if the Registration Statement is delayed for any reason at the request of the Stockholders; such increased Registration Expenses shall be borne by the Stockholders.

         9.       Indemnification and Contribution.

                  (a) In connection with the registration of the Shares under the Securities Act pursuant to Section 5, the Company will indemnify and hold harmless each Stockholder, each underwriter of such Shares thereunder and each other person, if any, who controls such Stockholder or underwriter within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which such Stockholder, underwriter or controlling person may become subject under the Securities Act, Exchange Act, state securities laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of material fact contained in the Registration Statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, (ii) the omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading or (iii) any violation by the Company or its agents of any rule or regulation promulgated under the Securities Act, Exchange Act or state securities laws applicable to the Company or its agents and relating to action or inaction required of the Company in connection with such registration, and the Company will reimburse each such Stockholder, each such underwriter and each such controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action, as such expenses are incurred; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made based upon written information furnished by or for any such Stockholder, any such underwriter or any such controlling person specifically for use in the Registration Statement.

                  (b) In connection with the registration of the Shares under the Securities Act pursuant to Section 5, each Stockholder will indemnify and hold harmless the
                           Company, each person, if any, who controls the Company within the meaning of the Securities Act, each officer of the Company who signs the Registration Statement, each director of the Company, each underwriter and each person who controls any underwriter within the meaning of the Securities Act, against all losses, claims, damages or liabilities, joint or several, to which the Company or such officer, director, underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) the failure of such Stockholder to comply with the provisions of Section 12 herein or (ii) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (iii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and each such officer, director, underwriter and controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action, as such expenses are incurred, provided, however, that such Stockholder will be liable hereunder in any such case if and only to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with written information pertaining to such Stockholder, furnished by or for such Stockholder specifically for use in the Registration Statement.

                  (c) Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to such indemnified party other than under this Section 9 and shall only relieve it from any liability which it may have to such indemnified party under this Section 9if and to the extent the indemnifying party is prejudiced by such omission. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel satisfactory to reasonably such indemnified party, and, after notice from the indemnifying party to such indemnified party of its election so to assume and undertake the defense thereof and the approval by the indemnified party of the counsel chosen by the indemnifying party (which approval shall not be unreasonably withheld or delayed), the indemnifying party shall not be liable to such indemnified party under this Section 9 for any legal expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided, however, that, if the defendants in any such action include both the indemnified party and the indemnifying party and if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select one separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of such separate counsel and other reasonable expenses related to such participation to be reimbursed by the indemnifying party as incurred. No indemnifying party will consent to entry of judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability with respect to such claim or litigation.

                  (d) In order to provide for just and equitable contribution to joint liability in any case in which either (i) a Stockholder exercises rights under this Agreement and makes a claim for indemnification pursuant to this Section 9 but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 9 provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of the Stockholder in circumstances for which indemnification is provided under this Section 9; then, and in each such case, the Company and the Stockholders will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in proportion to the relative fault of the Company, on the one hand, and the Stockholders, on the other hand; provided, however, that, in any such case, no person or entity guilty of fraudulent misrepresentation (within the meaning of Section 10(f)of the Securities Act) will be entitled to contribution from any person or entity who was not guilty of such fraudulent misrepresentation.

                  (e) The indemnities provided in this Section 9 shall survive the transfer of any Shares by a Stockholder.


         10. Reports Under Securities Exchange Act of 1934. With a view to making available to each of the Stockholders the benefits of Rule 144 promulgated under the Securities Act and any other rule or regulation thereunder that may at any time permit any such Stockholder to sell securities of the Company to the public without registration, the Company agrees to:

                  (a) make and keep public information available, as those terms are understood and defined in Rule 144;

                  (b)      maintain the  registration  of its Common Stock under
                           Section 12 of the Exchange Act;

                  (c)      file  in  a  timely  manner  all  reports  and  other
                           documents   required   of  the   Company   under  the
                           Securities Act and the Exchange Act; and

                  (d) furnish to any such Stockholder, so long as the Stockholder owns any Shares, forthwith upon request:
                           (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144,
                           (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company; and (iii) such other information as may be reasonably requested in availing the Stockholder of any rule or regulation under the Securities Act which permits the selling of any such securities without registration or pursuant to such form.

                  Notwithstanding anything in this Agreement to the contrary, the Company's obligations identified in subsections (a) through (d) of this Section 10 shall cease at such time as the Stockholders may resell their Shares pursuant to Rule 144(k), if and to the extent that the fulfillment of any such obligation is not a condition to the resale of the Shares pursuant to Rule 144(k).

         11. Changes in Common Stock. If, and as often as, there is any change in the Common Stock by way of a stock split, stock dividend, combination or reclassification, or through a merger, consolidation, reorganization or recapitalization, or by any other means, appropriate adjustment shall be made in the provisions hereof so that the rights and privileges granted hereby shall continue with respect to the Shares as so changed.

         12.      Stockholder's  Conduct.  With  respect  to any sale of  Shares
                  covered  by  the  Registration  Statement,   each  Stockholder
                  understands and agrees as follows:

                  (a) Each Stockholder will carefully review the information concerning him contained in the Registration Statement and will promptly notify the Company if such information is not complete and accurate in all material respects, including having properly disclosed any position, office or other material relationship within the past three years with the Company or its affiliates;

                  (b) Each Stockholder agrees to sell Shares only in the manner set forth in (i) the Registration Statement (or in compliance with Section 4 hereof), (ii) the Affiliate Agreement (as defined in the Acquisition Agreement) (if the Stockholder is a party thereto) and (iii) Section 13 of this Agreement;

                  (c) Each Stockholder agrees to comply with the anti-manipulation rules under the Exchange Act in connection with purchases and sales of securities of the Company during the time the Registration Statement remains effective;

                  (d) Each Stockholder agrees to only sell Shares in a jurisdiction after counsel for the Company has advised that such sale is permissible under the applicable state securities or "blue sky" laws;

                  (e) Each Stockholder agrees to comply with the prospectus delivery requirements of the Securities Act;

                  (f) Each Stockholder agrees to notify the Company of any and all planned sales and completed sales of Shares in accordance with the terms of this Agreement; and

                  (g) Each Stockholder agrees to suspend sales during the periods when sales are to be suspended pursuant to
                           Section 7.

                  (h) In connection with the registration of the Shares, each Stockholder will furnish to the Company in writing such information requested by the Company with respect to himself and the proposed distribution by him as shall be necessary in order to comply with federal and applicable state securities laws.

                  (i) Each Stockholder hereby agrees that he will not sell, exchange, transfer, pledge, dispose or otherwise reduce his risk relative to any Shares owned by him during the period which begins on the date hereof and ends at such time as the Company publicly announces financial results covering at least 30 days of combined operations of the Company and PharMedicom. The Company, at its discretion, may cause stop transfer orders to be placed with its transfer agent with respect to the certificates representing the Shares; provided, however, that such stop transfer orders shall be consistent with the other provisions of this Agreement.

13.      Selling Procedures.

                  (a) Each Stockholder will notify the Company of his intention to sell Shares under the Registration
                           Statement not fewer than five nor more than 15 business days prior to the expected date of such sale by faxing the "Takedown Request" attached hereto as Exhibit A to:

                                 Carl F. Barnes
                       Vice President and General Counsel
                        PAREXEL International Corporation
                                 195 West Street
                          Waltham, Massachusetts 02451
                          Phone: (781) 487-9904 x 4158
                            Facsimile: (781) 890-4813

During this period, the Company will review the prospectus to determine if a suspension pursuant to Section 7 is necessary or appropriate. If the Company does not notify the Stockholder of a suspension pursuant to Section 7, the Stockholder may conclude the proposed sale, on the proposed date of sale, in accordance with the Takedown Request.

                  (b) Each Stockholder will notify the Company of each sale under Registration Statement in accordance with the Takedown Request within 24 hours of the sale by faxing the "Notification of Sale" attached hereto as Exhibit B to:

                                 Carl F. Barnes
                       Vice President and General Counsel
                        PAREXEL International Corporation
                                 195 West Street
                          Waltham, Massachusetts 02451
                          Phone: (781) 487-9904 x 4158
                            Facsimile: (781) 890-4813

Based on the information set forth on the Notification of Sale, the Company will prepare or cause to be prepared the appropriate notifications to its Transfer Agent to remove the legend described in Section 3 from the Shares so sold.

         14.      Miscellaneous.

                  (a) All covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto (including without limitation transferees of any Shares, provided that such transferee executes a counterpart signature page to this Agreement), whether so expressed or not.

                  (b) All notices and other communications which by any provision of this Agreement are required or permitted to be given shall be given in writing and shall be
                           (i) mailed by first-class or express mail, postage prepaid, (ii) sent by telex, telegram, telescope or other form of rapid transmission, confirmed by mailing (by first class or express mail, postage prepaid) written confirmation at substantially the same time as such rapid transmission, or (iii) personally delivered to the receiving party (which if other than an individual shall be an officer or other responsible party of the receiving party). All such notices and communications shall be mailed, sent or delivered as follows:

         if to the Company, to:

         PAREXEL   International    Corporation
         195   West   Street   Waltham,
         Massachusetts  02451
         Attn: William T. Sobo, Jr., Senior Vice President and Chief Financial Officer
         Facsimile: (781) 487-9931


         with a copy to:

                  Carl F. Barnes
                  Vice President and General Counsel
                  PAREXEL International Corporation
                  195 West Street
                  Waltham, Massachusetts  02451
                  United States of America
                  Facsimile: (781) 890-4813

         if to the Stockholders, to their addresses as set forth on Schedule A hereto;

         with a copy to:

                  Maitre Denis Polack
                  Amperal
                  155 Boulevard Haussmann
                  75008 Paris
                  FRANCE
                  Facsimile: 33-1-45-61-58-39

if to any subsequent holder of Shares, to it at such address as may have been furnished to the Company in writing by such Stockholder; or, in any case, at such other address or addresses as shall have been furnished in writing to the Company (in the case of a Stockholder) or to the Stockholders (in the case of the Company)in accordance with the provisions of this paragraph. Notices shall be deemed duly delivered five business days after being sent by first class mail, postage prepaid, or two business days after being sent via a reputable nationwide express mail service. Notices delivered via any other means shall be deemed duly delivered upon actual receipt by the individual for whom such notice is intended. Any notice delivered to a party hereunder shall be sent simultaneously, by the same means, to such party's counsel as set forth above.

                  (c) This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

                  (d) This Agreement may be amended or modified, and provisions hereof may be waived, with the written consent of the Company and of Stockholders who hold (from time to time) at least a majority of the outstanding Shares.

                  (e) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  (f) If any provision of this Agreement shall be held to be illegal, invalid or unenforceable, such illegality, invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render illegal, invalid or unenforceable any other provision of this Agreement, and this Agreement shall be carried out as if any such illegal, invalid or unenforceable provision were not contained herein.

                  (g)      This   Agreement   shall   become    effective   upon
                           Completion.


     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                           THE COMPANY:

                                           PAREXEL INTERNATIONAL CORPORATION

                                           By:      /s/ Barry Raymond Philpott
                                           Name     Barry Raymond Philpott
                                           Title:   Chief Administrative Officer

                                           STOCKHOLDERS:

                                           /s/ Herve Laurent
                                               Herve Laurent


                                           COMIR
                                           By: /s/ Christian Haas
                                           Title:  Attorney


                                           /s/ Philippe Conquet
                                               Philippe Conquet


                                           FINANVAL
                                           By: /s/ Philippe Conquet
                                           Title: Attorney




           [Each Stockholder must complete page 12 of this Agreement]


                             New Owner Questionnaire

          [Each Stockholder must complete this page of this Agreement]


Stockholder Name: ______________________________

Principal Residence Address:
Note: Non-principal residence addresses and post office boxes cannot be accepted

_______________________________________________
(Number and Street)

_______________________________________________
(City, State/Province) (Country)

_______________________________________________
(Residence Telephone)


Mailing Address (if different from above):

_______________________________________________
(Number and Street)

_______________________________________________
(City, State/Province) (Country)



Citizenship:_____________________________________


Social Security or Taxpayer I.D. No. (U.S. Persons only):_________________




                                              Schedule A to Registration Rights Agreement

-------------------------------------- -------------------------------------- ---------------------- -----------------------
                                                                                     Phone                    Fax
          Stockholder Name                            Address                        Number                  Number

-------------------------------------- -------------------------------------- ---------------------- -----------------------
Dr. Herve Laurent                      5, Avenue Rodin                        33/1 40 72 52 22       33/1 40 72 52 21
                                       75016 Paris, FRANCE

-------------------------------------- -------------------------------------- ---------------------- -----------------------
Comir                                  27, Avenue Etienne Audibert BP 100
                                       60304 Senlis, FRANCE

-------------------------------------- -------------------------------------- ---------------------- -----------------------
-------------------------------------- -------------------------------------- ---------------------- -----------------------
Philippe Conquet                       12, rue de Madrid                      33/1 45 22 78 34
                                       75008 Paris, FRANCE

-------------------------------------- -------------------------------------- ---------------------- -----------------------
-------------------------------------- -------------------------------------- ---------------------- -----------------------
Finanval                               38, rue Bassano
                                       75008 Paris, FRANCE
-------------------------------------- -------------------------------------- ---------------------- -----------------------




                   Exhibit A to Registration Rights Agreement

                                TAKEDOWN REQUEST

         The undersigned Stockholder intends to offer and sell to the public Shares of PAREXEL International Corporation registered under a certain Registration Statement on Form S-3, File No. 333- _______.

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                             Name, Address,
                          Telephone Number and                                  Number
     Name, Address,        Facsimile Number of                                    Of
  Telephone Number and    Agent, Broker-Dealer           Number                 Shares                Proposed
  Facsimile Number of        or Underwriter                Of                     To                    Date
      Stockholder                                        Shares                   Be                     Of
                                                         Owned                   Sold                   Sale*
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

*        MUST BE AT LEAST FIVE AND NOT MORE THAN 15 BUSINESS DAYS AFTER THE DATE
         HEREOF.

Other Information:



                  The undersigned  Stockholder  agrees to provide all reasonably necessary information and reasonably necessary materials and to take all reasonably necessary actions as may be required in order for PAREXEL International Corporation to comply with all applicable securities laws.


                                         _______________________________________
                                          Signature of Stockholder

                                         _______________________________________
                                          Print Name

                                         _______________________________________
                                          Date


           ALL TAKEDOWN REQUESTS SHOULD BE FORWARDED BY FACSIMILE TO:

                                 CARL F. BARNES
                       VICE PRESIDENT AND GENERAL COUNSEL
                        PAREXEL INTERNATIONAL CORPORATION
                                 195 WEST STREET
                          WALTHAM, MASSACHUSETTS 02451
                            UNITED STATES OF AMERICA
                          PHONE: (781) 487-9904 X 4158
                            FACSIMILE: (781) 890-4813

    AT LEAST FIVE AND NOT MORE THAN 15 BUSINESS DAYS PRIOR TO A PROPOSED SALE

                                             Exhibit B to Registration Rights Agreement

                                                         NOTIFICATION OF SALE

The undersigned Stockholder sold to the public Shares of PAREXEL International Corporation registered under a certain Registration
Statement on Form S-3, File No. 333-_______, as follows.
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                             Name, Address,
                          Telephone Number and
     Name, Address,        Facsimile Number of                                                         Number
  Telephone Number and    Agent, Broker-Dealer                                                           Of
  Facsimile Number of        or Underwriter              Number                                        Shares
      Stockholder                                          Of                    Date                   Owned
                                                         Shares                   Of                    After
                                                          Sold                   Sale                   Sale
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Other Information:



                                         _______________________________________
                                         Signature of Stockholder

                                         _______________________________________
                                         Print Name

                                         _______________________________________
                                         Date



         ALL NOTIFICATIONS OF SALE SHOULD BE FORWARDED BY FACSIMILE TO:

                                 CARL F. BARNES
                       VICE PRESIDENT AND GENERAL COUNSEL
                        PAREXEL INTERNATIONAL CORPORATION
                                 195 WEST STREET
                          WALTHAM, MASSACHUSETTS 02451
                            UNITED STATES OF AMERICA
                          PHONE: (781) 487-9904 X 4158
                            FACSIMILE: (781) 890-4813

                        WITHIN 24 HOURS FOLLOWING A SALE