Form 10-K
period 1999-06-30
PAREXEL INTERNATIONAL CORP
filed 1999-09-24
CIK 799729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999


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
(State or other jurisdiction of                            (I.R.S. Employer
of incorporation or organization)                        Identification Number)

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

    The aggregate market value of Common Stock held by nonaffiliates was $211,223,719 as of September 21, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    As of September 21, 1999, there were 25,256,073 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's 1999 Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts II and IV of this report.

Specified portions of the Registrant's Proxy Statement dated October 7, 1999 for the Annual Meeting of Stockholders to be held on November 11, 1999 are incorporated by reference into Part III of this report.



                               (End of cover page)

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                            Page
PART I.
     Item 1.           Business                                                4
                       Risk Factors                                           21
     Item 2.           Properties                                             26
     Item 3.           Legal Proceedings                                      27
     Item 4.           Submission of Matters to a Vote                        27
                       of Security Holders
PART II
     Item 5.           Market for Registrant's Common Equity
                       and Related Stockholder Matters                        27
     Item 6.           Selected Financial Data                                27
     Item 7. Management's Discussion and Analysis of Financial 27 Condition and Results of Operations
     Item 7A.          Quantitative and Qualitative Disclosures               27
                       About Market Risk
     Item 8.           Financial Statements and Supplementary Data            28
     Item 9.           Changes in and Disagreements with Accountants on       28
                       Accounting and Financial Disclosure
PART III
     Item 10.          Directors and Executive Officers of the Registrant     28
     Item 11.          Executive Compensation                                 28
     Item 12.          Security Ownership of Certain Beneficial Owners        28
                       and Management
     Item 13.          Certain Relationships and Related Transactions         28
PART IV
     Item 14.          Exhibits, Financial Statement Schedule, and            28
                       Reports on Form 8-K

SIGNATURES                                                                    35

                                     PART I

ITEM 1.  BUSINESS

General

     PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading contract research, medical marketing and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology, and medical device industries around the world. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals of their products and quickly reach peak sales. Over the past sixteen years, PAREXEL has developed significant expertise in disciplines supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, industry training and publishing, and other drug development consulting services. The Company believes that its integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

    The Company complements the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its high quality clinical research and product launch services, PAREXEL helps clients maximize the return on their significant investments in research and development by reducing the time and cost of clinically testing their products and launching those products into the commercial marketplace. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company believes it is unique in its vision to tightly integrate and build critical mass in the complementary businesses of clinical research,medical marketing and consulting services. The Company sees significant benefits accruing to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new pharmaceutical product.

    The Company believes it is the third largest contract research organization ("CRO") in the world (based upon annual net revenue). Headquartered near Boston, Massachusetts, the Company manages 45 locations and has approximately 4,400 employees throughout 29 countries around the world. The Company has established footholds in the major health care markets around the world, including the United States, Latin America, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, Israel, Norway, Holland, and Eastern Europe, including Russia, Poland, Czech Republic, Lithuania and Hungary. The Company believes it is the second largest clinical CRO in both Europe and Japan. During fiscal 1999, PAREXEL derived 43% of its revenue from its international operations, distinguishing the Company from many of its competitors.

    The Company was co-founded in 1983 as a regulatory  consulting firm by Josef
H. von Rickenbach, Chairman of the Board, President, and Chief Executive Officer of PAREXEL, and is a Massachusetts corporation. Since that time, the Company has executed a focused growth strategy embracing aggressive internal expansion, as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships. Acquisitions have been and will continue to be an important component of PAREXEL's growth strategy.

    In March 1999, the Company acquired Groupe PharMedicom S.A., a leading French provider of regulatory and medical marketing consulting services to pharmaceutical manufacturers, in exchange for the Company's common stock in a transaction accounted for as a purchase business combination.

     During fiscal 1999, the Company continued to integrate its numerous fiscal 1998 acquisitions. The acquisitions have significantly enhanced the Company's global competitive position, and include the March 1998 acquisition of several European-based companies, significantly expanding its critical mass, presence, and capabilities across Europe. These companies include: PPS Europe Limited ("PPS") and Genesis Pharma Strategies Limited ("Genesis"), leading marketing and clinical communications firms based in the U.K. and servicing the international pharmaceutical industry; MIRAI, B.V. ("MIRAI"), a full-service, pan-European contract research organization based in the Netherlands; and LOGOS GmbH ("LOGOS"), a regulatory affairs consulting firm in Freiberg, Germany, that specializes in dossier preparation and marketing approval submissions. With these acquisitions, PAREXEL substantially reinforced its core clinical research and consulting capabilities across Eastern, Central, and Northern Europe, thereby solidifying its position of strength as one of the few truly global contract research and medical marketing organizations. In December 1997, the Company acquired Kemper-Materson, Inc., ("KMI"), a leading regulatory consulting firm based in Massachusetts, which enhances PAREXEL's ability to provide
expertise  and  technical   advisory   services   within  the   laboratory   and
manufacturing environments. All of the fiscal 1998 acquisitions involved exchanges of PAREXEL common stock and were accounted for as poolings of interests for financial reporting purposes.

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

    The CRO industry derives substantially all of its revenue from the pharmaceutical and biotechnology industries. The global pharmaceutical and biotechnology industries spent approximately $44 billion in 1998 on research and development, with an equal or greater amount spent on marketing and selling activities. Approximately $4 billion or more is estimated to have been outsourced to CROs, and the pharmaceutical outsourcing industry is projected to be growing 20 - 25% annually.

    The Company believes that there are a number of positive macro trends driving the CRO industry's growth, including the following:

    o Drug Development Pressures. The Company believes that research and development expenditures have increased as a result of the constant pressure to develop product pipelines, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions in such categories as infectious disease, central nervous system, cardiology and oncology. The development of therapies for chronic disorders, requires complex clinical trials to demonstrate the therapy's safety and effectiveness, and to determine if the drug causes any long-term side effects.

    o Globalization of Clinical Development and Regulatory Strategy. Pharmaceutical and biotechnology companies increasingly are attempting to maximize profits from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially, as was the practice historically. The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services. A pharmaceutical or biotechnology company seeking approvals in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. In addition, a company may turn to a CRO in the belief that regulatory authorities who are not familiar with the company may have more confidence in the results from tests independently conducted by a CRO known to those authorities.

    o Increasingly Complex and Stringent Regulation; Need for Technological Capabilities. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demands on data collection and analysis during the drug development process. In recent years, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe have made progress in attempting to harmonize standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

    o  Competitive  Pressures.  Drug  companies  have been  focusing  on gaining market share and more efficient ways of conducting business because of pressures stemming from patent expirations, market acceptance of generic drugs, and efforts of regulatory bodies and managed care to control drug prices. The Company believes that the pharmaceutical industry is responding by centralizing the research and development process and outsourcing to variable cost CROs, thereby reducing the fixed costs associated with internal drug development. The CRO industry, by specializing in clinical trials management, is often able to perform the needed services with a higher level of expertise or specialization, more quickly and at a lower cost than the client could perform the services internally. The Company believes that some large pharmaceutical companies, rather than utilizing many CRO service providers, are selecting a limited number of full-service, global CROs to serve as their primary CROs.

    o Consolidation in the Pharmaceutical Industry. The pharmaceutical industry is consolidating as pharmaceutical companies seek to obtain cost reduction synergies through business combinations. Once consolidated, many pharmaceutical companies aggressively manage costs by reducing headcount and outsourcing to variable-cost CROs in an effort to reduce the fixed costs associated with internal drug development. The Company believes that full-service global CROs will benefit from this trend.

    o Growth of Biotechnology and Genomics Industries. The U.S. biotechnology industry has grown rapidly over the last ten years, and in recent years the genomics industry has emerged with strong growth potential. These companies are introducing significant numbers of new drug candidates which will require regulatory approval and, oftentimes, do not have the necessary experience or resources to conduct clinical trials, registrations, and product launches. Accordingly, many of these companies have chosen to outsource to CROs rather than expend significant time and resources to develop the necessary internal capabilities. Moreover, the biotechnology industry is rapidly expanding into and within Europe, providing significant growth opportunities for CROs with a global presence.

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

    Central to PAREXEL's success has been the Company's focused strategy on building its platform of knowledge in the pursuit of providing outstanding client service. This includes a focus on its core clinical research business which has enjoyed significant growth; a focus on continuous process improvement, efficiency gains and leveraging internal expertise, resources and infrastructure; a focus on managing the Company's strong internal growth while augmenting the Company's knowledge base through strategic acquisitions; a focus on deeply and broadly penetrating key client accounts by offering a full spectrum of clinical development and medical marketing services; and always, a focus on outstanding quality and superior client service.

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

     PAREXEL's business focus is on clinical development services, integrated with medical marketing and consulting services that optimize the clinical development phase for our clients. It is management's belief that there are significant efficiencies to be gained by tightening the integration between the R&D functions and the marketing and sales functions within client organizations, which will positively impact time-to-market. Given PAREXEL's core competencies in clinical research, the Company is well positioned to capitalize on peri-approval outsourcing opportunities within the pharmaceutical and biotechnology industries.

Provide a Truly Global Service

    The Company believes that its ability to conduct clinical trials and other services worldwide enhances its ability to serve the increasingly global model of drug development. The Company provides clinical research and development services to major North American, European and Japanese pharmaceutical companies. The Company has expanded geographically primarily through internal growth, supplemented by strategic acquisitions, with a goal of serving all major client markets worldwide and positioning the Company to serve developing markets. Since January 1, 1994, the Company has established a presence in Kobe and Tokyo, Japan; Milan, Italy; Raleigh-Durham, NC; Sydney, Australia; Madrid, Spain; Tel Aviv, Israel; Washington, D.C.; Chicago, IL; Sheffield, U.K.; Stockholm, Sweden; The Netherlands, Norway, Poland, Lithuania, Hungary, Czechia, and Russia. During fiscal 1998, the Company acquired MIRAI, a leader in managing large, international, multi-center Phase II-IV clinical trials for pharma, biotech, and medical device clients in key therapeutic areas. MIRAI has brought a well established presence and reputation in attractive, new locations for the Company, including Eastern Europe, Russia, and the Benelux, Nordic, and Baltic countries. It also maintains a Phase I alliance with TOHO, one of the largest Japanese pharmaceutical wholesalers and owner of the Tokyo Research Center of Clinical Pharmacology. This augments PAREXEL's Asian operations including its offices in Kobe/Osaka and Tokyo.

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

Address All Aspects of Clinical Research and Product Launch and Provide Bundled and Unbundled Services

    The Company offers a full range of services that encompass the clinical research process, and will continue to build its medical marketing services supporting the commercial launch phase. The Company believes that its knowledge and experience in all stages of clinical research, as well as peri- and post-approval services surrounding product launch, enhance its marketability and credibility with clients. The Company's full range of services and global experience complement the R&D and marketing and sales functions of pharmaceutical and biotechnology companies. In order to meet the needs of clients, PAREXEL offers its services on either an individual or a bundled basis. This approach allows the Company to establish a relationship with a new client who requires one particular service, which may in turn lead to larger, more comprehensive projects. The Company also provides regulatory periodicals, training materials and seminars and other complementary information products and services designed to meet its clients' demands for increased productivity in clinical development.

Conduct Scientifically Demanding Trials

    The Company provides its services in connection with scientifically and clinically demanding trials in a wide range of therapeutic areas, such as trials involving the testing of drugs developed by biotechnology companies and drugs addressing complex diseases such as HIV/AIDS, cancer and Alzheimer's. The Company's leadership in HIV/AIDS-related therapeutic areas is evidenced by the selection of PAREXEL as the CRO for the Intercompany Collaborative for AIDS Drug Development, a consortium including 18 global leaders in AIDS research. Other therapeutic categories in which the Company has expertise include central nervous system ("CNS"), neurology, gastroenterology, endocrinology, cardiology, hematology, immunology, rheumatology and the study of pulmonary, reproductive and infectious diseases. The Company believes that as trials involve increasingly complex therapeutic areas, CROs with a broad range of experience have a competitive advantage over other companies with more limited capabilities.

Continue Investment in Information Technology

    The Company believes that superior information technology is essential to enable a CRO to provide project services concurrently in multiple countries, expand its geographic operations to meet the global needs of the pharmaceutical and biotechnology industries and provide innovative services designed to expedite the clinical trials process. The Company has an extensive and effective global information technology network and believes that its information technology provides it with a significant competitive advantage. The Company's information technology supports its global organizational structure by enabling all offices to exchange information with each other so that several offices worldwide can work simultaneously on a project. The global information technology network also allows the Company to track the progress of ongoing client projects and predict more accurately and quickly its future personnel needs to meet client contract commitments. In addition, the Company's open and flexible information technology system can be adapted to the multiple needs of different clients and regulatory systems. For example, the system enables the Company to reduce the time involved in preparing regulatory submissions by concurrently compiling and analyzing large volumes of data from multinational trials and preparing regulatory submissions for filings on a global basis. This system also enables the Company to respond quickly to client inquires on the progress of projects and, in some cases with the client's permission, to gain direct access to client data on client systems.

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

     Over the past sixteen years, PAREXEL has developed significant expertise in disciplines which support clients' efforts to accelerate the development and market introduction of their products. Specifically, PAREXEL offers such services as: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, industry training and publishing, and other drug development consulting services. The Company's integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

    PAREXEL has internally organized its operations into three interactive business units, namely: Contract Research Services, Medical Marketing Services and Consulting Services.

Contract Research Services ("CRS")

    Clinical Trials Management, Biostatistical and Data Management, and Advanced Technology initiatives comprise the Company's Contract Research Services business unit, which represents approximately 69% of the Company's fiscal 1999 revenue base.

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

    PAREXEL can manage every aspect of clinical trials, including study and protocol design, placement, initiation, monitoring, report preparation and strategy development. See "Government Regulation" for additional information.
Most of the Company's clinical trials management projects involve Phase II or III clinical trials, which are generally larger, longer and more complex than Phase I trials.

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

    Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. PAREXEL's clinical trials management group assists clients with one or more of the following steps:

    o Study Protocol Design. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted.
       Accordingly, the protocol defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

    o Case Report Form Design. Once the study protocol has been finalized, case report forms must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

    o Site and Investigator Recruitment. The drug is administered to patients by physicians,referred to as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified and solicited by the drug sponsor or the CRO. A significant portion of the trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company will also provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

    o Patient Enrollment. The investigators, usually with the assistance of CROs, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests.

    o Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data is entered into an electronic database. The Company believes its remote date entry ("RDE") and optical character recognition (OCR) scanning technologies are significantly enhancing both the quality and timeliness of clinical data collection while achieving significant efficiency savings. (See Advanced Technology Group below.) The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

    o Report Writing. The findings of statistical analysis of data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

    o Medical Services. Throughout the course of a development program, PAREXEL's physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research, including medical supervision of clinical trials, compliance with medical standards and safety regulations, medical writing, medical imaging, strategy development, and portfolio management.

Biostatistical and Data Management Services

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

    PAREXEL's biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Frequently, PAREXEL's biostatisticians represent clients during panel hearings at the FDA.

Advanced Technology Group

     Information technology is integral to the clinical research process. PAREXEL has technical experts which consult externally with clients, as well as internally with Drug Development, on ways to best utilize technology to expedite the development process. The Company currently offers an impressive portfolio of information technology tools including Image Recognition Integrated System ("IRIS") Electronic Data Capture, Medical Imaging, Sitebase Remote Data Entry, Integrated Voice Response System ("IVRS"), Internet reporting, telemedicine applications, computer-based training programs, and other similar products that can be customized to our clients' needs. The Advanced Technology Group continues to identify and support new technologies to benefit clients as well as PAREXEL's internal process businesses.

Medical Marketing Services ("MMS")

      Various pressures on the pharmaceutical industry have resulted in a greater focus on quickly moving more compounds from clinical development into the marketplace in order to maximize revenues and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expertise-based product development and product launch services around the world. Our MMS business represents over $51 million of annual revenue, making us one of the largest global medical marketing services organizations in the world.

      The Company's experience indicates that clients need assistance in creating awareness of products in the marketplace and in addressing the technical aspects of launching their products, especially managing the simultaneous launch of numerous products. MMS provides comprehensive, value-added pre-and post-launch services, including market development, product management, and targeted communications support to leading pharmaceutical and biotechnology companies throughout the U.S. and Europe. It specializes in gathering, analyzing, and interpreting scientific data for delivery of customized messages to targeted audiences. Detailed services include market planning and analysis, strategic consulting, product profiling and positioning, branding, pricing and reimbursement consulting, patient studies, health economics, scientific writing and publishing of medical texts and journals, management of international physician symposia, accredited continuing medical education ("CME") and training programs, promotional material production, and multimedia communications including Intranet and Internet development.

PAREXEL's Consulting Services ("PCG")

     The Company offers a number of consulting and advisory services in support of the product development and product marketing processes. This group brings together experts from relevant disciplines focused on designing meaningful solutions and helping clients make the best business decisions with respect to their product development and marketing strategies. This group also serves as a valuable resource for the Company's internal operations. PAREXEL's Consulting Group includes Regulatory Affairs, Clinical Pharmacology and our Information Products Division.

Regulatory Affairs

    PAREXEL provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in major jurisdictions in North
America, Europe, and Japan. These services include regulatory strategy formulation, document preparation and review, quality assurance, and liaison with the FDA and other regulatory agencies. In addition, the Company provides the services of qualified experts to assist with good manufacturing practices ("GMP") compliance in existing and new manufacturing plants, including system validation services. PAREXEL's staff provides on-site GCP and GMP training sessions and conducts internal and external quality control and quality assurance audits.

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

     The Company's Information Services group is responsible for technology planning and procurement, applications development, program management, operations, and management of the Company's worldwide computer network. The wide area network links numerous local area networks, interconnecting over 4,400 computers worldwide. The Company's information systems are designed to work in support of and reinforce the Company's standard operating procedures. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.

     During fiscal 1999, the Company has continued to focus on strengthening its global information technology infrastructure and has made significant progress in the following areas: upgrading our global wide area network, particularly across Europe and Japan; upgrading our core data center hardware in North America to support increasing business volume; standardizing all worldwide desktops in terms of hardware and software; rolling out our new Oracle-based financial system and Clintrial supplemental tools; and preparing for the Year 2000. The Company feels that these initiatives will help prepare the organization for future workload demands and maintain our high standards of client service.

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

Clients

     During fiscal 1999, the Company provided services to most of the top 20 pharmaceutical and top 10 biotechnology companies. The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a core group of major projects or clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to continue to experience such concentration in future years. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue. In fiscal 1998, the Company's five largest clients accounted for 34% of its consolidated net revenue, while in fiscal 1997, the Company's five largest clients accounted for 36% of its consolidated net revenue. In fiscal 1999, one client accounted for 20% of consolidated net revenue. In fiscal 1998, a different client accounted for 12% of consolidated net revenue. In fiscal 1997, no single customer accounted for more than 10% of net revenue. The loss of business from a significant client could materially and adversely affect the Company's net revenue and results of operations.

Backlog

    Backlog represents anticipated net revenue from awarded projects, including signed contracts, letter agreements, and certain verbal commitments, and signifies work not yet completed. Once work commences, revenue is generally recognized over the life of the contract, which usually lasts for twelve months or more. Backlog at June 30, 1999 was approximately $356 million.

    The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in backlog are subject to termination, revision, or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts are terminable upon sixty days' notice by the client. The Company typically is entitled to receive certain fees for winding down a study which is terminated or delayed and, in some cases, a termination fee.

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

Employees

    As of June 30, 1999, the Company had approximately 4,400 employees. Approximately 50% of the employees are located in North America and 50% are located throughout Europe and the Asia/Pacific region. The Company believes that its relations with its employees are good.

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

Government Regulation

    Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The stages of this development process are as follows:

    o Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file an Investigational New Drug Application ("IND"), upon which the FDA may grant permission to begin human trials.

    o  Clinical Trials (3.5 to 6 years)

    o Phase I (6 months to 1 year). Basic safety and pharmacology testing in 20 to 80 human subjects, usually healthy volunteers, includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

    o Phase II (1 to 2 years). Basic efficacy (effectiveness) and dose-range testing in 100 to 200 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data.

    o Phase III (2 to 3 years). Efficacy and safety studies in hundreds or thousands of patients at many investigational sites (hospitals and clinics) can be placebo-controlled trials, in which the new drug is compared with a "sugar pill," or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category.Treatment Investigational New Drug ("TIND") (may span late Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a TIND. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

    o New Drug Application ("NDA") Preparation and Submission. Upon completion of Phase III trials, the manufacturer assembles the statistically analyzed data from all phases of development into a single large document, the NDA, which today comprises, on average, roughly 100,000 pages.

    o FDA Review & Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study.

    o Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the manufacturer to collect and periodically report to FDA additional safety and efficacy data on the drug for as long as the manufacturer markets the drug (post-marketing surveillance). If the drug is marketed outside the U.S., these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life.

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

RISK FACTORS

The statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference to exhibit 13.1 hereto include forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations, the Company's Year 2000 readiness and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in this section include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from the Company's expectation as discussed in the forward-looking statement. Factors that could cause such a difference include, but are not limited to, the failure to successfully consummate a strategic acquisition or merger, the failure to achieve expected synergies from a strategic acquisition or merger, the potential loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the Company's ability to meet its deadlines regarding Year 2000 readiness and achieve such readiness within its expected expense range; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed below.


The Loss, Modification, or Delay of Large Contracts May Negatively Impact the Company's Financial Performance

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

The Company's Operating Results Have Fluctuated Between Quarters and Years and May Continue to Fluctuate in the Future

The Company's quarterly operating results have varied, and will continue to vary. Factors that affect these variations include:

    o  the level of new business authorizations in a particular quarter or year
    o the timing of the initiation, progress, or cancellation of significant projects;
    o  exchange rate fluctuations between quarters or years;
    o  the mix of services offered in a particular quarter or year;
    o  the timing of the opening of new offices;
    o  the timing of other internal expansion costs;
    o  the timing and amount of costs associated with integrating  acquisitions;
       and
    o the timing and amount of startup costs incurred in connection with the introduction of new products and services.

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

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, and one client accounted for 20% of consolidated revenue. In fiscal 1998, the Company's five largest clients accounted for 34% of its consolidated net revenue, and one client accounted for 12% of consolidated net revenue. The Company could suffer a material adverse effect if it lost the business of a significant client.

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

The Company is Subject to Currency Translation Risks

The Company derived approximately 43% of its net revenue for fiscal 1999 from operations outside of North America. In fiscal 1998, 39% of the Company's net revenue was derived from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as one of many defendants in twelve actions pending in two state courts relating to a drug for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. The Company has provided notice of these matters to its insurance carrier and has submitted requests for indemnification to the companies for whom the Company provided clinical research services pursuant to the Company's contracts with such companies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

    This information is incorporated by reference from page 31 "Quarterly Operating Results and Common Stock Information (Unaudited)" of the Company's 1999 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL DATA

    This information is incorporated by reference from page 31 "Selected Financial Data," of the Company's 1999 Annual Report to Stockholders included as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is incorporated by reference from pages 13-17, "Management's Discussion and Analysis of Financial Condition and Results of
Operations,"  of the Company's  1999 Annual Report to  Stockholders  included as
Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This information is incorporated by reference from pages 13-17, "Management's Discussion and Analysis of Financial Condition and Results of
Operations,"  of the Company's  1999 Annual Report to  Stockholders  included as
Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The  financial  statements  and  supplementary   financial  information  are
incorporated by reference from pages 18-30 of the Company's 1999 Annual Report to Stockholders included as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item may be found under the captions "Elections of Directors" and "Executive Officers" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item may be found under the captions "Directors' Compensation" and "Executive Compensation" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
    (1) Financial Statements. The following financial statements and supplementary data included in the 1999 Annual Report to Stockholders, filed as Exhibit 13.1 to this report, are incorporated by reference into
        Item 8 of this report.

                                                                                                Annual Report to
           Financial Statements                                            Form 10-K Page        Stockholders Page
     Report of Independent Accountants                                           28                      30
     Consolidated Balance Sheets at June 30, 1999 and 1998                       28                      19
     Consolidated Statements of Operations for each of the
       three years ended June 30, 1999                                           28                      18
     Consolidated Statements of Stockholders' Equity for
       each of the three years ended June 30, 1999                               28                      20
     Consolidated Statements of Cash Flows for each of the
       three years ended June 30, 1999                                           28                      21
     Notes to Consolidated Financial Statements                                  28                    22-29

     (2)     Financial Statement Schedules:

             For the three years ended June 30, 1999:
                  Schedule II - Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (3)     Exhibits

Exhibit No.        Description

  3.1 Amended and Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996 and incorporated herein by this reference).

  3.2             Amended and Restated  By-laws of the Company (filed as Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by this reference).

  4.1 Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33- 97406) and incorporated herein by this reference).

  4.2 Purchase Agreement dated as of August 22, 1996 between the Company and State and Federal Associates, Inc., S&FA of Alexandria Partnership, Martin J. Miller, Howard Tag, Peter Malamis and Laurie Hughes (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-19751) and incorporated herein by this reference).

  4.3 Registration Rights Agreement dated as of August 22, 1996 between the Company and S&FA of Alexandria Partnership, Martin
                  J. Miller, Howard Tag, Peter Malamis and Laurie Hughes (filed as Exhibit 4.3 the Registrant's Registration Statement on Form S-3 (File No. 333-19751) and incorporated herein by this reference).

  4.4 Agreement and Plan of Reorganization and Merger dated as of February 28, 1997 among the Company, Rescon, Inc., Rescon Acquisition Corporation, Walter Leroy Hill, as Trustee of the Walter L. Hill Revocable Trust and Walter Leroy Hill (filed as
                  Exhibit 4.2 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.5 Registration Rights Agreement dated as of February 28, 1997 among the Company, Walter Leroy Hill, and Walter Leroy Hill as Trustee of the Walter L. Hill Revocable Trust (filed as
                  Exhibit 4.3 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.6 Share Purchase Agreement dated as of February 28, 1997 among the Company, Dr. Richard Kay and Janet Kay (filed as Exhibit
                  4.4 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.7 Registration Rights Agreement dated as of February 28, 1997 among the Company, Dr. Richard Kay and Janet Kay (filed as
                  Exhibit 4.5 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.8 Share Purchase Agreement dated as of February 28, 1997 among the Company, Dr. Afron Lloyd Jones and Dr. Diana Smith (filed as Exhibit 4.6 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.9 Registration Right Agreement dated as of February 28, 1997 among the Company, Dr. . Afron Lloyd Jones and Dr. Diana Smith (filed as Exhibit 4.7 the Registrant's Registration Statement on Form S-3 (File No. 333-27487) and incorporated herein by this reference).

  4.10 Agreement and Plan of Reorganization and Merger dated as of October 22, 1997 by and among the Company, Kemper-Masterson, Inc., KMI Acquisition Corporation, Clarence A. Kemper, P. Michael Masterson, Mark A. Lester, Ronald F. Tetzlaff, Alan R. Parenteau, Jon Voss, Warren Handren and David Hyde (filed as
                  Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-44541) and incorporated herein by reference).

  4.11 Registration Rights Agreement dated as of December 1, 1997 by and among the Company and each of Clarence A. Kemper, P. Michael Masterson, Mark A. Lester, Ronald F. Tetzlaff, Alan R. Parenteau, Jon Voss, Warren Handren and David Hyde (filed as
                  Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (File No. 333-44541) and incorporated herein by reference).

  4.12 Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

  4.13 Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.14 Share Acquisition Agreement dated as of March 1, 1998 by and among the Company and the former stockholders of Genesis
                  Pharma Strategies Ltd. (filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.15 Sale and Purchase Agreement dated as of February 18, 1998 by and among the Company and the former stockholders of MIRAI, B.V. (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.16 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

  4.17 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.18 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of Genesis Pharma Strategies Ltd. (filed as exhibit 4.9 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.19 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of MIRAI, B.V. (filed as exhibit 4.10 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.20 Registration Rights Agreement by and among the Company and the former stockholder of LOGOS GmbH (filed as exhibit 4.11 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

  4.21 Share Acquisition Agreement with respect to Groupe PharMedicom S.A., dated March 31, 1999 among Herve Laurent, Philippe Conquet and Others, as Sellers, and PAREXEL International Corporation, as Buyer (filed as Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

  4.22 Registration Rights Agreement dated as of March 31, 1999 among PAREXEL International Corporation and certain former stockholders of Groupe PharMedicom S.A. (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

  10.1            Agreement dated June 30, 1993 between Prof. Dr. med. Werner M.
                  Herrmann and PAREXEL GmbH Independent Pharmaceutical Research Organization, as amended, as of April 1, 1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

  10.2            Letter  Agreement  effective as of July 1, 1997 between  Prof.
                  Dr. med. Werner M. Herrmann and the Company, as amended as of April 1, 1998 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

  10.3 Letter Agreement between A. Joseph Eagle and PPS Europe Limited dated as of April 17, 1997, as amended. (filed as Exhibit 10.3. to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

  10.4            Form of  Stock  Option  Agreement  of the  Company  (filed  as
                  Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by this reference).

  10.5            1986  Incentive  Stock  Option Plan of the  Company  (filed as
                  Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.6 1987 Stock Plan of the Company (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.7 1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.8 Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 and incorporated herein by this reference).

  10.9 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.10           1995 Employee  Stock  Purchase  Plan of the Company  (filed as
                  Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.11           Corporate Plan for Retirement of the Company (filed as Exhibit
                  10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.12 Loan and Security Agreement dated as of July 31, 1992 between the Company, Barnett International Corporation and The First National Bank of Boston, as amended.

  10.13 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.14 Second Amendment dated as of June 28, 1993 to the lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.15           Letter  of  employment  dated  July 6, 1993  between  Barry R.
                  Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

  10.16           1998 Non-Qualified, Non-Officer Stock Option Plan, as amended.

  10.17           Employment  Agreement  dated October 20, 1998 between Josef H.
                  von Rickenbach and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

  10.18 Change in Control Agreement dated October 20, 1998 between William T. Sobo and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

  10.19 Change in Control Agreement dated October 20, 1998 between Barry R. Philpott and the Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

  10.20 Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

  10.21 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

  13.1            Specified  portions of the Registrant's  1999 Annual Report to
                  Stockholders.

  21.1            List of subsidiaries of the Company.

  23.1            Consent of PricewaterhouseCoopers LLP

  23.2            Consent of Grant Thornton

  27.1            Financial Data Schedule.

  (B)             Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K dated August 11, 1998 reporting financial results for the quarter and fiscal year ended June 30, 1998.

                  The Company filed a Current Report on Form 8-K dated April 28, 1999 reporting financial results for the quarter ended March 31, 1999 and the Agreement and Plan of Merger dated as of April 28, 1999 among Covance Inc., CCJ Holding Corporation and the Company.

                  The Company filed a Current Report on Form 8-K dated June 25, 1999 reporting termination of the Agreement and Plan of Merger dated as of April 28, 1999 among Covance Inc., CCJ Holding Corporation and the Company.

                  The Company filed a Current Report on Form 8-K dated August 17, 1999 reporting financial results for the quarter and fiscal year ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the 22nd day of September, 1999.

     PAREXEL INTERNATIONAL CORPORATION



                                 By:  /s/Josef H. von Rickenbach
                                 President, Chief Executive Officer and Chairman


               Signatures                                        Title(s)                         Date
    /s/Josef H. von Rickenbach
    ------------------------------------------------
    Josef H. von Rickenbach                          President, Chief Executive Officer    September 22, 1999
                                                     and Chairman (principal executive
                                                     officer)

    /s/William T. Sobo
    ------------------------------------------------
    William T. Sobo, Jr.                             Senior Vice President, Chief          September 22, 1999
                                                     Financial Officer, Treasurer and
                                                     Clerk (principal financial and
                                                     accounting officer)

    /s/A. Dana Callow, Jr.
    ------------------------------------------------
    A. Dana Callow, Jr.                              Director                              September 22, 1999

    /s/Patrick J. Fortune
    ------------------------------------------------
    Patrick J. Fortune                               Director                              September 22, 1999

    /s/Werner M. Herrmann
    ------------------------------------------------
    Werner M. Herrmann                               Director                              September 22, 1999

    /s/James A. Saalfield
    ------------------------------------------------
    James A. Saalfield                               Director                              September 22, 1999

    /s/Serge Okun
    ------------------------------------------------
    Serge Okun                                       Director                              September 22, 1999

    /s/A. Joseph Eagle
    ------------------------------------------------
    A. Joseph Eagle                                  Director                              September 22, 1999


                                                                     Schedule II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)


                                                 Balance at      Charged to                                        Balance at
                                             beginning of year    costs and     Charged to          Deductions       end of
                Description                                       expenses    other accounts      and write-offs      year

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS:
Year ended June 30, 1997                          $ 2,020          $1,718           329               $(683)         $3,384
Year ended June 30, 1998                            3,384           1,924           --                 (246)          5,062
Year ended June 30, 1999                            5,062             533           --                 (468)          5,127

DEFERRED TAX ASSET
   VALUATION ALLOWANCE:

Year ended June 30, 1997                           $6,073            --             --               $(2,569)        $3,504
Year ended June 30, 1998                            3,504            --             --                  (891)         2,613
Year ended June 30, 1999                            2,613            950            --                  --            3,563


                                                                   Exhibit 10.12


                        PAREXEL INTERNATIONAL CORPORATION
                                 195 West Street
                          Waltham, Massachusetts 02154
                        BARNETT INTERNATIONAL CORPORATION
                           Rose Tree Corporate Center
                            1400 North Providence Rd.
                                   Suite 2000
                            Media, Pennsylvania 19063

                                                          As of December 5, 1997


BankBoston, N.A. formerly
The First National Bank of Boston
100 Federal Street
Boston, Massachusetts  02110

Re: Loan and Security Agreement for Parexel International Corporation and Barnett International Corporation

Ladies and Gentlemen:

         Reference is made to the certain Loan and Security Agreement, dated as of July 31, 1992, as amended from time to time by and among PAREXEL
INTERNATIONAL CORPORATION, a Massachusetts corporation having its principal place of business and chief executive offices at 195 West Street, Waltham, Massachusetts 02154, BARNETT INTERNATIONAL CORPORATION, a Massachusetts corporation having its principal place of business and chief executive offices at Rose Tree Corporate Center, 1400 North Providence Rd., Suite 2000, Media, Pennsylvania 19063 (collectively, the "Borrowers") and THE FIRST NATIONAL BANK OF BOSTON, now known as BANKBOSTON, N.A., a national bank with its head office at 100 Federal Street, Boston, Massachusetts 02110 (the "Bank") (the "Agreement").

         For good and valuable consideration, the receipt of which is hereby acknowledged, the Borrowers and the Bank agree to amend the Agreement as follows:

         1. Section 3.4.4 is amended by deleting the definition "Interest Period" in its entirety and substituting the following:

                  "Interest Period" with respect to each LIBOR Loan means the period commencing on the date of the making or continuation of or conversion to such LIBOR Loan and ending one, two or three months thereafter, as the Borrower may elect in the applicable notice of borrowing or conversion as provided in Section 3.4.,1; provided that:

                  (a) any Interest Period (other than an Interest Period determined pursuant to clause (d) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless, in the case of LIBOR Loans, such Business Day falls in the next calendar month, in which case such Interest period shall end on the immediately preceding Business Day;

                  (b) any Interest Period applicable to a LIBOR Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (d) below, end on the last Business Day of a calendar month; and

                  (c) notwithstanding clause (a) above, no Interest Period applicable to LIBOR Loan shall have a duration of less than one month; and if any Interest Period applicable to such Loans would be for a shorter period, such Interest Period shall not be available hereunder.

The Borrowers hereby, jointly and severally, affirm (1) any and all Obligations, including without limitation, the Obligations under the Agreement or any Obligations under foreign exchange lines in U.S. Dollars or other currency, as modified from time to time, of the Borrowers or any of them to the Lender and any of its affiliates and (2) that Obligations under the Agreement include, without limitation, any and all guarantees made by the Borrowers or any of them to the Lender or any of its affiliates of any and all Obligations of the Borrowers or any of their respective affiliates to the Lender and its affiliates, including, without limitation, a 400,000 Great Britain Pounds Sterling limited guaranty dated March 7, 1994 for the account of Parexel International Limited, a 750,000 French Franc limited guaranty dated December 30, 1994, which guaranty was amended and increased to 2,500,000 French Franc, for the account of Parexel International-SARL and a 2,000,000 Deutsche Marks limited guaranty dated December 30, 1994 for the account of AFB-Parexel GmbH and
(3) that Obligations under the Agreement include, without limitation, the Obligations as defined in any guarantee by the Borrowers or any of them to the Bank, now existing or hereafter granted by the Borrowers or any of them to the Bank and all Obligations of the Borrowers or either of them to any affiliate of the Bank, including without limitation BancBoston Leasing, Inc. or any of its affiliates.

         Except as specifically modified hereby, all terms and provisions of the Agreement are ratified and confirmed as of the date hereof, and the Borrowers, jointly and severally, represent and warrant that no Event of Default, or event which with the giving of notice or passage of time would constitute an Event of Default has occurred and is continuing thereunder as defined by the Agreement.

         The Borrowers warrant and represent that each of the Borrowers is authorized to execute this amendment to the Agreement, as set forth above, without any further action by the directors or shareholders of either Borrower. The Borrowers further warrant and represent that this amendment of the Agreement are each a valid, binding and enforceable agreement and amendment as to the Borrowers and each of them.

         All other terms and conditions of the Agreement shall remain in full force and effect as amended through the date hereof.

         Please sign the enclosed copy of this letter below where indicated and return it to the undersigned whereupon this letter will be deemed to be an amendment to the Agreement as an instrument under seal to be governed by the laws of The Commonwealth of Massachusetts effective as of December __, 1997.

                                                     Very truly yours,

                        PAREXEL INTERNATIONAL CORPORATION


                        By:/s/William T. Sobo, Jr.
                        Its:Senior V.P./CFO
                                   hereunto duly authorized


                        BARNETT INTERNATIONAL CORPORATION


                        By:/s/William T. Sobo, Jr.
                        Its:Treasurer
                                   hereunto duly authorized


Accepted and Agreed to:
BANKBOSTON, N.A.
formerly known as
THE FIRST NATIONAL BANK OF BOSTON

By:Virginia Dennett
Its:Director

                        PAREXEL INTERNATIONAL CORPORATION
                                 195 West Street
                          Waltham, Massachusetts 02154
                        BARNETT INTERNATIONAL CORPORATION
                           Rose Tree Corporate center
                            1400 North Providence Rd.
                                   Suite 2000
                            Media, Pennsylvania 19063

                                                             As of June 26, 1997


BankBoston, N.A. formerly
The First National Bank Of Boston
100 Federal Street
Boston, Massachusetts 02110

Re: Loan and Security Agreement for Parexel International Corporation and Barnett International Corporation

Ladies and Gentlemen:

         Reference is made to the certain Loan and Security Agreement, dated as of July 31, 1992, as amended from time to time by and among PAREXEL
INTERNATIONAL CORPORATION, a Massachusetts corporation having its principal place of business and chief executive offices at 195 West Street, Waltham, Massachusetts 02154, BARNETT INTERNATIONAL CORPORATION, a Massachusetts corporation having its principal place of business and chief executive offices at Rose Tree Corporate Center, 1400 North Providence Rd., Suite 2000, Media, Pennsylvania 19063(collectively, the "Borrowers") and THE FIRST NATIONAL BANK OF BOSTON, now known as BANKBOSTON, N.A., a national bank with its head office at 100 Federal Street, Boston, Massachusetts 02110 (the "Bank")( the "Agreement").

         For good and valuable consideration, the receipt of which is hereby acknowledged, the Borrowers and the Bank agree to amend the Agreement as follows:

         1. Section 1.4 of the Loan Agreement is amended in its entirety to read as follows:

         "Borrowing Base" shall mean an amount not to exceed $10,000,000.

         2. Section 2.2 of the Loan Agreement is amended in its entirety to read as follows:

            2.2 Corporate Authority. The execution, delivery and performance of this Agreement and the transactions contemplated hereby are within each Borrower's corporate authority, have been duly authorized by all necessary corporate proceedings on the part of both Borrowers, and do not and will not contravene or its bylaws , or contravene any provisions of law, its charter documents or its by-laws, or contravene any provisions of, or constitute an Event of Default hereunder hereunder or a default under, any other agreement, instrument, judgment, order, decree, permit, license or undertaking binding upon or applicable to the Borrowers or either of them or any of their respective properties, or result in the creation, other than in favor of the Lender, or any, properties, or result in the creation, other than in favor of the Lender, of any mortgage, pledge, security interest, lien, encumbrance or charge upon any of the properties or assets of the Borrowers or either of them.

         3. Section 2.4 of the Loan Agreement is hereby amended in its entirety to read as follows:

            2.4 Approvals. The execution, delivery and performance of this Agreement and the transactions and other documents contemplated hereby do not require any approval or consent of, or filing or registrations with, any governmental or other agency or authority or any other person.

         4. Section 3.3 of the Loan Agreement is deleted in its entirety and amended to read as follows:

            3.3 Borrowing. Prior to making any advance under Section 3.1, the Borrowers shall deliver to the Lender current information as to Accounts Receivable in the form of a borrowing base certificate in the form appended hereto as Exhibit 3.3 and a current aging of Accounts.

         5. Section 3.4 is added to the Agreement to read as follows:

            Section 3.4 LIBOR LOANS.

            3.4.1 At the option of the Borrower, so long as no Event of Default has occurred and is then continuing, and if the Lender offers such option, there being no obligation on the part of the Lender to make such option available, the Borrower may elect, from time to time to have all or a portion of the unpaid principal amount of any loan bear interest during any particular Interest Period at the LIBOR
            Rate plus one and one quarter percent (1.25%). Any election by the Borrower to have interest calculated at the LIBOR Rate shall be made by notice (which shall be irrevocable) to the Lender at least two
            (2) Business Days prior to the first day of the proposed Interest Period, specifying the loan amount to bear interest at the LIBOR Rate plus the one and one quarter (1.25%). Any such election of LIBOR Rate shall lapse at the end of the expiring Interest Period unless extended by a further election notice as herein before provided.

            3.4.2 Certain LIBOR  Provisions.  Subject to the  provisions of this
            Section 3.4, the Borrower shall have the right to have the interest on all or any portion of the principal amount of the Loans based on the LIBOR Rate plus the applicable percentage set forth in the
            Section 3.4.1. Such interest shall be payable for such Interest Period on the last day thereof and when such LIBOR Loan is due (whether upon demand, by reason of acceleration or otherwise).

            3.4.3 Payments of the LIBOR Loans.

                   (a) Payments at End of Interest Period. Loans that are LIBOR Loans may be paid, without premium or penalty, on the last day of any Interest Period applicable thereto, upon three Business Days' notice. Any interest accrued on the amounts so paid to the date of such payment must be paid at the time of any such payment.

                   (b) Duration of Interest Periods.

                       (1) Subject to the provisions of the definition of Interest Period, the duration of each Interest Period applicable to LIBOR Loans shall be as specified in the notice given under Section 3.4.1.

                       (2) If the Bank does not receive a notice of election of duration of an Interest Period for a LIBOR Loan pursuant to clause (1) of this subsection within the applicable time limits specified therein, or if, when such notice must be given, a Default or Event of Default exists, the Borrower shall be deemed to have elected to convert such loan in whole into a loan with interest at the Base Rate on the last day of the then current Interest Period with respect thereto.

                       (3) In the event that prior to the commencement of any Interest Period relating to any LIBOR Loans, the Lender shall determine that adequate and reasonable methods do not exist for ascertaining the LIBOR Rate related to such Interest Period, the Lender shall give notice of such determination (which shall be conclusive and binding on the Borrower and the Lender) to the Borrower. In such event (i) any notice of borrowing or conversion with respect to a LIBOR Loan shall be automatically withdrawn and shall be deemed a request for a loan at the Base Rate, (ii) each LIBOR Loan will automatically, on the last day of the then current Interest Period relating thereto, become a loan at the Base Rate unless the circumstances giving rise to such suspension no longer exists and such LIBOR Loan is validly continued as such pursuant to the terms of this Agreement, and (iii) the obligations of the Lender to make LIBOR Loans shall be suspended until the Lender determines that the circumstances giving rise to such suspension no longer exist, whereupon the Lender shall so notify the Borrower.

            3.4.4 Certain LIBOR Loan Definitions.

            "LIBOR Loan" shall mean any Loan which bears interest at a rate determined with reference to the LIBOR Rate and which is not less than $250,000, and which is an integral multiple of One Hundred Thousand Dollars ($100,000).

            "LIBOR Rate" applicable to any Interest Period, shall mean a rate per annum determined pursuant to the following formula:

                       LR = [ IOR ]*
                           ---------
                          [1.00 - RP ]

                       LR = LIBOR Rate
                       IOR = Interbank Offered Rate
                       RP = Reserve Percentage

            * The amount in brackets shall be rounded upwards, if necessary, to the next higher 1/100 of 1%.

            "Interbank Offered Rate" applicable to any LIBOR Loan for any Interest Period means the rate of interest determined by the Lender to be the prevailing rate per annum at which deposits in U.S. dollars are offered to the Lender by First-class banks in the interbank eurodollar market in which it regularly participates on or about 10:00 a.m. (Boston time) two Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the LIBOR Loan to which such Interest Period is to apply for a period of time approximately equal to such Interest Period.

            "Reserve Percentage" applicable to any Interest Period means the rate (expressed as a decimal) applicable to the Lender during such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement (including, without limitation, any basic, supplemental, emergency or marginal reserve requirement) of the Lender with respect to "Eurocurrency Liabilities" as that term is defined under such regulations.

            The LIBOR Rate shall be adjusted automatically as of the effective date of any change in the Reserve Percentage.

            "Interest Period" with respect to each LIBOR Loan means the period commencing on the date of the making or continuation of or conversion to such LIBOR Loan and ending one, two or three months thereafter, as the Borrower may elect in the applicable notice of borrowing or conversion as provided in Section 3.4.1; provided that:

            (a) any Interest Period (other than an Interest Period determined pursuant to clause (d) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless, in the case o LIBOR Loans, such Business Day falls in the next calendar month, in which case such Interest Period shall end on the immediately preceding Business Day;

            (b) any Interest Period applicable to a LIBOR Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (d) below, end on the last Business Day of a calendar month; and

            (c) notwithstanding clause (a) above, no Interest Period applicable to a LIBOR Loan shall have a duration of less than one month; and if any Interest Period applicable to such Loans would be for a shorter period, such Interest Period shall not be available hereunder.

            3.4.5 Indemnification for Funding and Other Losses. The Borrower agrees to indemnify the Lender and to hold it harmless from and against any loss, cost or expense that the Lender may in its good faith opinion sustain or incur by reason of liquidation or re-deployment of deposits or other funds obtained by it in order to maintain any LIBOR Loan as a consequence of (i) default by the Borrower in payment of the principal amount of or any interest on any LIBOR Loan as and when due and payable, including any such loss or expense arising from interest or fees payable by the Lender to lenders of funds obtained by it to maintain its LIBOR Loans, (ii) default by the Borrower in making a borrowing or conversion after it has giving (or is deemed to have given) a notice of borrowing or conversion under Section 3.4.1 or (iii) the making of any payment of a LIBOR Loan or the making of any conversion of any such Loan to a Base Rate loan on a day that is not the last day of the applicable Interest Period with respect thereto.

            3.4.6 Change in Applicable Laws, Regulations, etc. If any legal requirement shall make it unlawful for the Lender to fund through the purchase of U.S. dollar deposits any LIBOR Loan, or, after the date hereof, any change in capital adequacy requirements shall increase the Lender's cost of funds or shall impose on the Lender any costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Lender, which includes deposits by reference to which the LIBOR Rate is determined as provided herein or a category of extension so credit or other assets of the Lender which includes any LBIOR Loan, or shall impose on the Lender any restrictions on the amount of such a category of liabilities or assets which the Lender may hold which increases the cost tot he Lender, (a) the Lender may by notice thereof to the Borrower terminate the LIBOR Loan, (b) any LIBOR Loan subject thereto shall immediately bear interest thereafter at the rate provided for in Section 5(b) hereof and the Borrower shall indemnify the Lender against any loss, penalty or expense incurred by the Lender by reason of the liquidation or redeployment of deposits or other funds acquired by the Lender to fund or maintain such LIBOR Loan.

            3.4.7 Taxes. It is the understanding of the Borrower and the Lender that the Lender shall receive payments of amounts of principal and interest on a LIBOR Loan free and clear of, and without deduction for, any taxes, other than taxes imposed on the net income of the Lender and franchise and corporation taxes imposed on the Lender in each case by the jurisdiction under the laws of which the Lender is organized or otherwise doing business (any such nonexcluded tax a "Tax"). If the Borrower shall be required to withhold or deduct any such Tax from any such payment and the requirement to withhold or deduct such amounts in respect of such Tax the Lender shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant taxing authority. If after any such adjustment, any part of any such Tax is subsequently recovered by the Lender, the Lender shall reimburse the borrower to the extent of the amount so recovered. the Lender shall use reasonable efforts to the extent so requested by the Borrower to recover any such Tax. the Borrower shall reimburse the Lender for all out-of-pocket costs incurred by such Lender in pursuing such recovery. A certificate of any officer of the Lender setting for the amount of such recovery and the basis therefor shall, in the absence of manifest error, be conclusive.

         6. Section 5(b) of the Agreement is hereby amended so that it reads in its entirety as follows:

                   (b) Except for leans bearing  interest at the LIBOR Rate plus one and one quarter percent (1/25%), interest on loans computed on the daily debit balance in the Loan Account at a rate per annum which at all times shall be the rate of interest announced from time to time by the Lender at its Head Office as its Base Rate (the "Base Rate") calculated on the basis of a 360 day year for the actual number of days elapsed and payable monthly unless otherwise demanded; provided, however, that if any loan is not paid when due or upon demand, then the debit balance of the Loan Account shall bear interest (regardless of the interest rate applicable to any particular loan), to the extent permitted by law, compounded monthly at an interest rate equal to two percentage points (2%) above the Base Rate in effect on the first Business Day after such loan becomes overdue. Any change in the Base Rate shall become effective as of the beginning of the day during which such change in the Base Rate occurs.

         7. The  Borrowers and the Lender  further agree to delete  Sections 2.9
(ii), 7.1, 8 and 10 from the Agreement in their entirety and not to continue all existing financing statements.

         8. Section 13.13 of the Agreement is amended in its entirety to read as follows:

            13.13 Termination. Either PAREXEL or the Lender may terminate this Agreement at any time upon written notice to the other party of such termination. Any such termination shall in no way affect any transactions entered into or rights created or obligations incurred prior to the receipt of such notice by the other party, as to which transactions, rights and obligations this Agreement shall be fully operative until the same are fully disposed of, concluded or liquidated; provided that the Borrowers or either of them hereby agree that the Lender shall make no further Loans after the effective date of any termination and all Obligations shall be due and payable without notice or demand on the effective date of any such termination. This shall be a continuing agreement until all Obligations are paid in full.

         The Borrowers hereby, jointly and severally, affirm (1) any and all Obligations, including without limitation, the Obligations under the Agreement or any Obligations under foreign exchange lines in U.S. Dollars or other currency, as modified from time to time, of the Borrowers or any of them to the Lender and any of its affiliates and (2) that Obligations under the Agreement include, without limitation, any and all guarantees made by the Borrowers or any of them to the Lender or any of its affiliates of any and all Obligations of the Borrowers or any of their respective affiliates tot he Lender and its affiliates, including, without limitations, a 400,000 Great Britain Pounds Sterling limited guaranty dated March 7, 1994 for the account of Parexel International Limited, a 750,000 French Franc limited guaranty dated December 30, 1994, which guaranty was amended and increased to 2,500,000 French Franc, for the account of Parexel International-SARL and a 2,000,000 Deutsche Marks limited guaranty dated December 30, 1994 for the account of AFB-Parexel GmbH, all of which amounts which are not otherwise secured by foreign accounts receivable shall continue to be deducted from the Borrowing Base (in equivalent U.S. Dollars), and (3) that any guarantee by the Borrowers or any of them to the Bank, now existing or hereafter granted by the Borrowers or any of them to the Bank, now existing or hereafter granted by the Borrowers or any of them tot he Bank and all Obligations of the Borrowers or either of them to any affiliate of the Bank, including without limitation BancBoston Leasing, Inc. or any of its affiliates.

         Except as specifically modified hereby, all terms and provisions of the Agreement are ratified and confirmed as of the date hereof, and the Borrowers, jointly and severally, represent and warrant that no Event of Default, or event which with the giving of notice or passage of time would constitute an Event of Default has occurred and is continuing thereunder as defined by the Agreement.

         The Borrowers warrant and represent that each of the Borrowers is authorized to execute this amendment to the Agreement, as set forth above, without any further action by the directors or shareholders of either Borrower. The Borrowers further warrant and represent that this amendment of the Agreement are each a valid, binding and enforceable agreement and amendment as to the Borrowers and each of them.

         All other terms and conditions of the Agreement shall remain in full force and effect as amended through the date hereof.

         Please sign the enclosed copy of this letter below where indicated and return it tot he undersigned whereupon this letter will be deemed to be an amendment to the Agreement as an instrument under seal to be governed by the laws of The Commonwealth of Massachusetts effective as of June , 1997.

                                               Very truly yours,
                                               PAREXEL INTERNATIONAL CORPORATION

                                               By:/s/William T. Sobo, Jr.
                                               Its:Senior V.P./CFO
                                               hereunto duly authorized

                                         SIGNATURES CONTINUED ON NEXT PAGE

                                               BARNETT INTERNATIONAL CORPORATION

                                               By:/s/William T. Sobo, Jr.
                                               Its:Treasurer
                                               hereunto duly authorized

Accepted and Agreed to:
BANKBOSTON, N.A.
formerly known as
THE FIRST NATIONAL BANK OF BOSTON

By:Virginia Dennett
Its:Vice President

                                                                     EXHIBIT 3.3


                        PAREXEL INTERNATIONAL CORPORATION
                        BARNETT INTERNATIONAL CORPORATION

                           BORROWING BASE CERTIFICATE

Date:

ACCOUNTS RECEIVABLE

Total Domestic Base Accounts (excluding foreign accounts
                  as provided in the Loan Agreement)
Less:    (i)      Accounts over 60 days past invoice date     (        )
                                                               ---------
         (ii)     Intercompany Accounts with Affiliates       (        )
                                                               ---------
(iv)     Contras or disputed Accounts                         (        )
                                                               ---------
         (vi)     Credits                                     (        )
                                                               ---------
         (vii)    Other ineligible Accounts                   (        )
                                                               ---------

9.       NET OUTSTANDING AMOUNT OF DOMESTIC BASE ACCOUNTS     $:
                                                                ----------------
10.      BORROWING BASE AVAILABILITY (1x 70%)                 $
                                                                ----------------

11.      TOTAL GROSS AVAILABILITY: LESSER OF 2
         OR $10,000,000                                       $
                                                                ----------------

12.      TOTAL DEBIT BALANCE
         IN LOAN ACCOUNT:                                     $
                                                                ----------------

13.      NET AVAILABILITY(3-4)                                $
                                                                ----------------
         (IF NEGATIVE NUMBER MUST BE REPAID IMMEDIATELY)



           CERTIFIED THIS DAY OF    , 19____

                                               PAREXEL INTERNATIONAL CORPORATION



                                               By:
                                               Title:

                                                                  Exhibit 10.16

                        PAREXEL INTERNATIONAL CORPORATION

                1998 NON-QUALIFIED, NON-OFFICER STOCK OPTION PLAN

         1. Purpose. This 1998 Non-Qualified, Non-Officer Stock Option Plan (the "Plan") is intended to provide incentives to certain employees and consultants of PAREXEL INTERNATIONAL CORPORATION (the "Company"), and of any present or future parent or subsidiary of the Company ("Related Corporations") by providing them with opportunities to purchase stock in the Company pursuant to options ("Non-Qualified Options or "Options") granted hereunder which do not qualify as "incentive stock options" ("ISOs") under Section 422(b) of the Internal Revenue Code (the "Code"). The Plan is not intended to provide options to any officus or directors of the Company a related Corporation's.

         2.       Administration of the Plan.

                  A.  Board  or  Committee  Administration.  The  Plan  shall be administered by the Board of Directors of the Company (the "Board") or by a committee appointed by the Board (the "Committee"). Hereinafter, all references in this Plan to the "Committee" shall mean the Board if no Committee has been appointed. Subject to ratification of the grant or authorization of each Option by the Board (if so required by applicable state law), and subject to the terms of the Plan, the Committee shall have the authority to (i) determine to whom, from among the class of individuals and entities eligible under paragraph 3 to receive Options, Options may be granted; (ii) determine the time or times at which Options shall be granted; (iii) determine the option price of shares subject to each Option, which price shall not be less than the minimum price specified in paragraph 6; (iv) determine (subject to paragraph 7) the time or times when each Option shall become exercisable and the duration of the exercise period; (v) determine whether restrictions such as repurchase options are to be imposed on shares subject to Options and the nature of such restrictions, if any, and (vi) interpret the Plan and prescribe and rescind rules and regulations relating to it. The Committee shall take whatever actions it deems necessary, under Section 422 of the Code and the regulations promulgated thereunder, to ensure that no Option issued hereunder is treated as an ISO. The interpretation and construction by the Committee of any provisions of the Plan or of any Option granted under it shall be final unless otherwise determined by the Board. The Committee may from time to time adopt such rules and regulations for carrying out the Plan as it may deem advisable. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it.

                  B. Committee Actions. The Committee may select one of its members as its chairman, and shall hold meetings at such time and places as it may determine. A majority of the Committee shall constitute a quorum and acts by a majority of the members of the Committee, or acts reduced to or approved in writing by a majority of the members of the Committee (if consistent with applicable state law), shall constitute the valid acts of the Committee. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

         3. Eligible Employees and Others. Non-Qualified Options may be granted to any employee or consultant of the Company or any Related Corporation who is not an officer or director of the Company. Options may not be granted to any officers or directors of the Company or any related Corporations. The Committee may take into consideration a recipient's individual circumstances in determining whether to grant an Option. The granting of any Option to any individual or entity shall neither entitle such grantee to, nor disqualify such grantee from, participation in any other grant of Options.

         4. Stock. The stock subject to Options shall be authorized but unissued shares of Common Stock of the Company, par value $.01 per share (the "Common Stock"), or shares of Common Stock reacquired by the Company in any manner. The aggregate number of shares which may be issued pursuant to the Plan is 1,500,000, subject to adjustment as provided in paragraph 12. If any Option granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part or shall be repurchased by the Company, the shares of Common Stock subject to such Option shall again be available for grants of Options under the Plan.

         5. Granting of Options. Options may be granted under the Plan at any time on or after February 26, 1998 and prior to February 26, 2008. The date of grant of an Option under the Plan will be the date specified by the Committee at the time it grants the Option; provided, however, that such date shall not be prior to the date on which the Committee acts to approve the grant.

         6. Minimum Option Price. The exercise price per share specified in the agreement relating to each Non-Qualified Option granted under the Plan (the "Agreement"), may be less than the fair market value of the Common Stock of the Company on the date of grant, but shall in no event be less than the minimum legal consideration required therefor under the laws of the Commonwealth of Massachusetts or the laws of any jurisdiction in which the Company or its successors in interest may be organized.

         7. Option Duration. Subject to earlier termination as provided in paragraph 9 or as specified in the Agreement relating to such Option, each Option shall expire on the date specified by the Committee, but not more than ten years from the date of grant.

         8. Exercise of Option. Subject to the provisions of paragraphs 9 through 11, each Option granted under the Plan shall be exercisable as follows:

                  A. Vesting. The Option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Committee may specify.

                  B. Full Vesting of Installments. Once an installment becomes exercisable it shall remain exercisable until expiration or termination of the Option, unless otherwise specified by the Committee.

                  C. Partial Exercise. Each Option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of shares with respect to which it is then exercisable.

         9. Termination of Business Relationship. Each Option may provide that it shall terminate before its stated expiration date, upon terms specified by the Committee, if the optionee ceases to be an employee or consultant of the Company, of any Related Corporation, or of the Company and all Related Corporations (any such relationship hereinafter referred to as a "Business Relationship with the Company"). Nothing in the Plan or any Option granted hereunder shall be deemed to give any optionee the right to continue his or her Business Relationship with the Company for any period of time.

         10. Transferability and Assignability. Except as set forth below, (i) no Stock Right shall be assignable or transferable by an optionee except by will or by the laws of descent and distribution; and (ii) during the lifetime of the optionee each Option granted under this Plan shall be exercisable only by him. Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of any Option granted under this Plan to be transferable by the optionee to (i) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership of which such Immediate Family Members are the only partners, provided that (x) only the Committee may in its discretion permit transfers to other persons or entities, (y) the stock option agreement pursuant to which the Non-Qualified Option is granted must be approved by the Committee, and must expressly provide for transferability at the date of grant in a manner consistent with the Plan, and (z) subsequent transfers of the transferred Option shall be prohibited except in accordance with this paragraph. Following any such transfer, the Option shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that for purposes of paragraph 12, hereof, the term "optionee" shall be deemed to refer to the transferee. The events of termination of Business Relationship set forth in the grantee's option agreement shall continue to be applied with respect to the original optionee, following which the Option shall be exercisable by the transferee only to the extent, and for the periods specified therein.

         11. Terms and Conditions of Options. Options shall be evidenced by instruments (which need not be identical) in such forms as the Committee may from time to time approve. Such instruments shall conform to the terms and conditions set forth in paragraphs 6 through 10 hereof and may contain such other provisions as the Committee deems advisable which are not inconsistent with the Plan, including restrictions applicable to shares of Common Stock issuable upon exercise of Options. The Committee may specify that any Option shall be subject to the restrictions set forth herein or, consistent with paragraph 7, to such other or additional termination and cancellation provisions as the Committee may determine. The Committee may from time to time confer authority and responsibility on one or more of its own members and/or one or more officers of the Company to execute and deliver such instruments. The proper officers of the Company are authorized and directed to take any and all action necessary or advisable from time to time to carry out the terms of such instruments.

         12. Adjustments. Upon the occurrence of any of the following events, an optionee's rights with respect to Options granted to such optionee hereunder shall be adjusted as hereinafter provided, unless otherwise specifically provided in the written agreement between the optionee and the Company relating to such Option:

                  A. Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

                  B. Consolidations or Mergers. If the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity, or in the event of a sale of all or substantially all of the Company's assets or otherwise (each, an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to outstanding Options, either (i) make appropriate provision for the continuation of such Options by substituting on an equitable basis for the shares then subject to such Options the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition; or (ii) upon written notice to the optionees, provide that all Options must be exercised, to the extent then exercisable or to be exercisable as a result of the Acquisition, within a specified number of days of the date of such notice, at the end of which period the Options shall terminate; or (iii) terminate all Options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such Options (to the extent then exercisable or to be exercisable as a result of the Acquisition) over the exercise price thereof.

                  C. Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph B above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, an optionee upon exercising an Option shall be entitled to receive for the purchase price paid upon such exercise the securities such optionee would have received if such optionee had exercised his or her Option prior to such recapitalization or reorganization.

                  D. Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

                  E. Issuances of Securities. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to Options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

                  F. Fractional Shares. No fractional shares shall be issued under the Plan and the optionee shall receive from the Company cash in lieu of such fractional shares.

                  G. Adjustments. Upon the happening of any of the events described in subparagraphs A, B or C above, the class and aggregate number of shares set forth in paragraph 4 hereof that are subject to Options which previously have been or subsequently may be granted under the Plan shall also be appropriately adjusted to reflect the events described in such subparagraphs.

         13. Means of Exercising Options. An Option (or any part or installment thereof) shall be exercised by giving written notice to the Company at its principal office address, or to such transfer agent as the Company shall designate. Such notice shall identify the Option being exercised and specify the number of shares as to which such Option is being exercised, accompanied by full payment of the purchase price therefor either (a) in United States dollars in cash or by check, (b) at the discretion of the Committee, through delivery of shares of Common Stock having a fair market value equal as of the date of the exercise to the cash exercise price of the Option, (c) at the discretion of the Committee, by delivery of the optionee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable Federal rate, as defined in Section 1274(d) of the Code, (d) at the discretion of the Committee and consistent with applicable law, through the delivery of an assignment to the Company of a sufficient amount of the proceeds from the sale of the Common Stock acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be at the participant's direction at the time of exercise, or (e) at the discretion of the Committee, by any combination of (a), (b), (c) and (d) above. The holder of an Option shall not have the rights of a shareholder with respect to the shares covered by such Option until the date of issuance of a stock certificate to such holder for such shares. Except as expressly provided above in paragraph 12 with respect to changes in capitalization and stock dividends, no adjustment shall be made for dividends or similar rights for which the record date is before the date such stock certificate is issued.

         14. Term and Amendment of Plan. This Plan was adopted by the Board on February 26, 1998. The Plan shall expire at the end of the day on February 26, 2008 (except as to Options outstanding on that date). The Board may terminate or amend the Plan in any respect at any time. Except as otherwise provided in this paragraph 14, in no event may action of the Board alter or impair the rights of an optionee, without his or her consent, under any Option previously granted to such optionee.

         15. Application Of Funds. The proceeds received by the Company from the sale of shares pursuant to Options granted under the Plan shall be used for general corporate purposes.

         16. Withholding of Additional Income Taxes. Upon the grant or exercise of an Option, the vesting or transfer of an Option pursuant to an arm's-length transaction, the vesting or transfer of restricted stock or securities acquired upon the exercise of an Option hereunder, or the making of a distribution or other payment with respect to such stock or securities, the Company may withhold taxes in respect of amounts that constitute compensation includible in gross income. The Committee in its discretion may condition (i) the grant or exercise of an Option, (ii) the transfer of an Option or (iii) the vesting or transferability of restricted stock or securities acquired by exercising a Option, on the optionee's making satisfactory arrangement for such withholding. Such arrangement may include payment by the optionee in cash or by check of the amount of the withholding taxes or, at the discretion of the Committee, by the optionee's delivery of previously held shares of Common Stock or the withholding from the shares of Common Stock otherwise deliverable upon exercise of a Option shares having an aggregate fair market value equal to the amount of such withholding taxes.

         17. Determination of Fair Market Value of Common Stock. Whenever, under the terms of any option agreement or in administering the Plan, it is necessary or desirable to determine the fair market value of the Company's Common Stock, the Committee shall make such determination in accordance with this Section. "Fair Market Value" shall be determined as of the last business day for which the prices or quotes discussed in this sentence are available prior to the date such Option is granted and shall mean (i) the average (on that date) of the high and low prices of the Common Stock on the principal national securities exchange on which the Common Stock is traded, if the Common Stock is then traded on a national securities exchange; or (ii) the last reported sale price (on that date) of the Common Stock on the Nasdaq National Market, if the Common Stock is not then traded on a national securities exchange; or (iii) the closing bid price (or average of bid prices) last quoted (on that date) by an established quotation service for over-the-counter securities, if the Common Stock is not reported on the Nasdaq National Market. However, if the Common Stock is not publicly traded at the time an Option is granted under the Plan, "fair market value" shall be deemed to be the fair value of the Common Stock as determined by the Committee after taking into consideration all factors which it deems appropriate, including, without limitation, recent sale and offer prices of the Common Stock in private transactions negotiated at arm's length.

         18. Governmental Regulation. The Company's obligation to sell and deliver shares of the Common Stock under this Plan is subject to the approval of any governmental authority required in connection with the authorization, issuance or sale of such shares. Government regulations may impose reporting or other obligations on the Company with respect to the Plan. For example, the Company may be required to file tax information returns reporting the income received by optionees in connection with the Plan.

         19. Governing Law. The validity and construction of the Plan and the instruments evidencing Options shall be governed by the laws of the Commonwealth of Massachusetts, or the laws of any jurisdiction in which the Company or its successors in interest may be organized.

Specified portions of the Registrant's                              Exhibit 13.1
1999 Annual Report to Stockholders


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

PAREXEL International Corporation (the "Company") is a leading contract research, medical marketing, and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology, and medical device industries around the world. The Company's primary objective is to help its clients rapidly obtain the necessary regulatory approvals for their products and market those products successfully. The Company provides the following services to its clients:

o        clinical trials management;
o        data management;
o        biostatistical analysis;
o        medical marketing;
o        clinical pharmacology;
o        regulatory and medical consulting;
o        performance improvement;
o        industry training and publishing; and
o        other drug development consulting services.

The Company is managed through three reportable segments, namely, the contract research services group, the consulting services group and the medical marketing services group. The contract research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and drug development. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

The Company's contracts are typically fixed price, multi-year contracts that require a portion of the fee to be paid at the time the contract is entered into, with the balance of the fee paid in installments during the contract's duration. Net revenue from contracts is generally recognized on a percentage of completion basis as work is performed. The contracts may contain provisions for renegotiation of cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured.

Generally, the Company's contracts are terminable upon sixty days notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug.

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through basis" without risk or reward to the Company.

Direct costs primarily consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed, and allocated facilities and information systems costs. Selling, general, and administrative expenses primarily consist of compensation and related fringe benefits for selling and administrative employees, professional services and advertising costs, as well as allocated costs related to facilities and information systems.

The  Company's  stock is quoted on the  Nasdaq  Stock  Market  under the  symbol
"PRXL."

RESULTS OF OPERATIONS

Acquisition and Impact of Merger-Related, Facilities and Other Charges

In March 1999, the Company acquired the stock of Groupe PharMedicom S.A. in exchange for approximately 199,600 shares of the Company's common stock in a transaction accounted for as a purchase business combination. Groupe PharMedicom S.A. is a leading French provider of post-regulatory services to pharmaceutical manufacturers. The Company recorded approximately $8.5 million related to the excess cost over the fair value of the net assets acquired.

During fiscal 1999, the Company recorded $1.9 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities. The Company plans to exit under-utilized leased facilities in North America and Germany by December 1999. In addition, the Company recorded a $3.5 million reduction in revenue during fiscal 1999 resulting from lowering the estimated contract value related to a contract payment renegotiation. These charges significantly impacted the Company's results of operations for the year ended June 30, 1999.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

Net revenue increased $63.0 million, or 22.1%, to $348.5 million for fiscal 1999 from $285.4 million for 1998. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. In fiscal 1999, net revenue from North American, European, and Asian operations increased 13%, 37%, and 24%, respectively, over the prior year.

Direct costs increased $47.9 million, or 25.8%, to $233.7 million for fiscal 1999 from $185.7 million for 1998. This increase in direct costs was primarily due to the increase in hiring and personnel costs along with related facilities and information system costs necessary to support current and future increased levels of operations. As a percentage of net revenue, direct costs increased to 67.8% in fiscal 1999 from 65.1% in fiscal 1998, reflecting an increase in overall operational capacity.

Selling, general, and administrative expenses increased by $10.7 million, or 17.5%, to $71.7 million for fiscal 1999 from $61.0 million for 1998. This increase was primarily due to increased selling and administrative personnel hiring and facilities costs, as a result of building infrastructure to accommodate the Company's growth. As a percentage of net revenue, selling, general, and administrative expenses decreased to 20.6% in fiscal 1999 from 21.4% in fiscal 1998.

Depreciation and amortization expense increased $2.8 million, or 18.6%, to $17.9 million for fiscal 1999 from $15.1 million for fiscal 1998. This increase was primarily due to an increase in capital spending on information technology, facility improvements, and furnishings necessary to support the increased level of operations. As a percentage of net revenue, depreciation and amortization expense decreased to 5.1% in fiscal 1999 from 5.3% in fiscal 1998.

Income from operations increased $7.3 million, or 54.6%, to $20.6 million in fiscal 1999 from $13.3 million in fiscal 1998. Excluding merger-related and facilities charges of $4.7 million in fiscal 1999 and $10.3 million in fiscal 1998, income from operations increased $1.6 million, or 7.0%, to $25.2 million for fiscal 1999 from $23.6 million in fiscal 1998. Excluding the impact of these charges, income from operations decreased to 7.2% of net revenue for fiscal 1999 from 8.3% in 1998, primarily due to an increase in direct costs and selling, general, and administrative expenses as noted above.

Interest income decreased $0.5 million in fiscal 1999 primarily due to lower interest rates obtained due to a shift to tax-exempt securities in the second half of fiscal 1998, partially offset by a shift back to taxable securities in the third quarter of fiscal 1999.

The Company's effective income tax rate decreased to 34.8% in fiscal 1999 from 45.2% in fiscal 1998. Excluding the effect of certain non-deductible merger-related charges, the effective tax rate for fiscal 1998 would have been 36.2%. This decrease was attributable to changes in the mix of taxable income from the different geographic jurisdictions in which the Company operated in fiscal 1999 compared to fiscal 1998.

Fiscal Year Ended June 30, 1998 Compared To Fiscal Year Ended June 30, 1997

Net revenue increased by $81.8 million, or 40.1%, to $285.4 million for fiscal 1998 from $203.7 million for fiscal 1997. For fiscal 1998, net revenue from North American, European, and Asian operations increased 49%, 29%, and 19%, respectively, over the prior year. These increases were primarily attributable to additional offerings in the Company's clinical research and medical marketing services and the initiation of services under contracts awarded subsequent to July 1, 1997. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Direct costs increased by $50.7 million, or 37.5%, to $185.7 million for fiscal 1998 from $135.0 million for fiscal 1997. This increase in direct costs was primarily due to the increase in the number of project-related personnel, hiring expenses, facilities, and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue decreased to 65.1% for fiscal 1998 from 66.3% for fiscal 1997.

Selling, general, and administrative expenses increased by $17.2 million, to $61.0 million for fiscal 1998 from $43.8 million for fiscal 1997. This increase was primarily due to increased selling and administrative personnel, hiring, and facilities costs, in line with increasing infrastructure to accommodate the Company's growth, and a noncash charge of $1.6 million recorded to increase the allowance for doubtful accounts of recently acquired businesses to conform reserve estimates to the Company's policies. Excluding this $1.6 million adjustment, selling, general, and administrative expenses were $59.4 million, an increase of 35.7% over the prior year. As a percentage of net revenue, selling, general, and administrative expenses excluding the $1.6 million charge decreased to 20.8% for fiscal 1998 from 21.5% for fiscal 1997.

Depreciation and amortization expense increased by $7.4 million, to $15.1 million for fiscal 1998 from $7.7 million for fiscal 1997. The increase was primarily due to increased capital spending on computer equipment and facilities to support the increase in project-related personnel and a $1.7 million noncash charge to reflect a reduction in expected service lives of certain computer equipment as a result of integration activities of acquired businesses and the Company's program to upgrade and standardize its information technology platform. Excluding this charge, depreciation and amortization expense was $13.4 million, an increase of $5.7 million, or 74.2%, over the prior year.

Income from operations for fiscal 1998 includes acquisition-related charges of $10.3 million incurred during the second and third quarters of fiscal 1998 as well as the $1.6 million charge to selling, general, and administrative expenses to increase the allowance for doubtful accounts (see Note 3 to the Consolidated Financial Statements) and a $1.7 million charge to depreciation incurred in the third quarter of fiscal 1998 to reflect the change in useful lives of computer equipment. Excluding the impact of all of these nonrecurring charges, income from operations increased $9.7 million, or 56.9%, to $26.9 million (or 9.4% of net revenue) for fiscal 1998 from $17.1 million (or 8.4% of net revenue) for fiscal 1997.

Interest income decreased by $0.5 million, or 13.1%, to $3.5 million for fiscal 1998 from $4.0 million for fiscal 1997. This decrease was primarily due to the decrease in interest income resulting from a lower average balance of marketable securities and the transition to tax-exempt securities, which have slightly lower yields.

The Company's effective tax rate was 45.2% for fiscal 1998. Excluding the effect of certain nondeductible permanent merger-related charges, the effective income tax rate for fiscal 1998 would have been 36.2% compared to 39.4% for fiscal 1997. This decrease was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates and the impact of tax-exempt interest income from securities held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price with some variable components and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone-achievement basis. Revenue from contracts is recognized on a percentage-of-completion basis as the work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days' revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days' revenue outstanding in accounts receivable, net of advance billings, was 60 days at June 30, 1999, compared to 54 days at June 30, 1998. The increase in days' revenue outstanding from June 30, 1998 to June 30, 1999, was primarily due to the timing of certain project milestone billings and related payments. Accounts receivable, net of the allowance for doubtful accounts, increased to $150.5 million at June 30, 1999 from $113.5 million at June 30, 1998. Advance billings increased to $69.8 million at June 30, 1999 from $45.3 million at June 30, 1998.

During fiscal 1999, the Company's operations provided net cash of $29.1 million, an increase of $29.0 million from the corresponding fiscal 1998 amount. Cash flows from net income adjusted for non-cash activity provided $32.9 million during fiscal 1999, up $3.6 million from the corresponding fiscal 1998 amount. The change in net operating assets used $3.8 million in cash during fiscal 1999, primarily due to an increase in accounts receivable partially offset by an increase in advance billings and other current liabilities. In comparison, for fiscal 1998, the change in net operating assets used $29.2 million in cash.

Net cash used by investing activities totaled $8.4 million for fiscal 1999 in comparison to $1.0 million provided by investing activities in fiscal 1998. The primary use of net cash for investing activities represented capital expenditures of $18.9 million related to facility expansions and investments in information technology in fiscal 1999, in comparison to $27.7 million in fiscal 1998. These amounts were either partially or fully offset by the net proceeds from sales of marketable securities of $9.5 million in fiscal 1999 and $30.1 million in fiscal 1998. Financing activities consisted primarily of net proceeds from the issuance of common stock of $4.1 million, partially offset by net repayments on lines of credit and long-term debt of $1.3 million.

The Company has domestic and foreign lines of credit with banks totaling approximately $14.1 million. At June 30, 1999, the Company had approximately $13.0 million in available credit under these arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company believes that its existing capital resources together with cash flows from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs. In the future, the Company will consider acquiring businesses to enhance its service offerings, therapeutic base, and global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

The statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations, the Company's Year 2000 readiness, and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in this section include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should," and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from the Company's expectation as discussed in the forward-looking statement. Factors that could cause such a difference include, but are not limited to, the failure to successfully consummate a strategic acquisition or merger; the failure to achieve expected synergies from a strategic acquisition or merger; the potential loss or cancellation of, or delay of work under one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train, and retain qualified employees; the Company's ability to manage adequately its continued expansion; the Company's ability to meet its deadlines regarding Year 2000 readiness and achieve such readiness within its expected expense range; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed in "Risk Factors" and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

YEAR 2000 READINESS DISCLOSURE STATEMENT

Information systems are an integral part of the services the Company provides. As such, the Company recognizes that it must ensure that its services and operations will not be adversely affected by Year 2000 software and equipment failures (the "Year 2000 Issue") which can arise from the use of date-dependent systems that utilize only two digits to represent the year applicable to a transaction; for example, "99" to represent "1999" rather than the full four digits. Computer systems engineered in this manner may not operate properly when the last two digits of the year become "00", as will occur on January 1, 2000.

The Company established a Year 2000 Program in 1998 to address the Year 2000 Issue. A multi-phase program was initiated that involved inventory analysis, assessment and testing, remediation planning and execution, contingency and transition planning. The scope of this program includes an assessment of critical vendors and suppliers of services to assess whether their Year 2000 Issues, if any, will affect the Company.

The Year 2000 Program is managed by a central program office which provides strategy, methodology, tracking, communications, documentation control, quality assurance and coordination of the multiple Year 2000 projects. This approach ensures that each business unit has responsibility for its respective area and works within a common framework. The program office has defined standard deliverables for all Year 2000 projects and has established interim milestones to monitor and measure weekly and monthly progress.

Existing information technology investment projects have been adjusted to incorporate the needs of Year 2000 compliance and some of the Year 2000 remediation activities have been encompassed within existing upgrade and replacement programs.

The Company's Year 2000 Program has made steady progress during fiscal 1999 and is on schedule to have all internal systems compliant by October 1999. The Company's remediation activities are based on a risk-driven approach designed to focus Company resources based on the prioritization of critical business functions. Accordingly, by June 1999, the Company's data centers used for worldwide clinical data management processing were already upgraded and running Year 2000 compliant versions of software, hardware and communications infrastructure.

In addition to vendor certification, the Company is conducting time box testing for systems deemed critical to its operations and to the integrity of clinical data. Time box testing utilizes a test machine to test software in a simulated environment where the clock on the machine is advanced to January 1, 2000 and all applications are tested to ensure that the application is still functioning correctly in a simulated Year 2000 environment. Remediation is on schedule and targeted for completion during September 1999 for all remaining systems.

The Company is developing contingency plans for critical business processes that are dependent on third party services which are out of the direct control of the Company. These contingency plans are scheduled to be completed by October 1999.

The Year 2000 transition will be monitored and coordinated by a command and control center that will be responsible for incident management, status consolidation, and the coordination of the Year 2000 transition team during the period from December 1999 through January 2000.

The Company estimates that the aggregate cost of its Year 2000 Program will be approximately $3 million. For the year ended June 30, 1999, the Company has incurred approximately $2.0 million of these costs. The Company's estimates regarding the cost, timing, and impact of addressing the Year 2000 Issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines, and the cooperation of third parties. However, if the Company cannot continue to utilize certain resources or rely on third parties to respond in a timely manner, or if the Company fails to meet its deadlines among other things, actual results could differ materially from those expected by the Company.

MARKET RISK

Market risk is the potential loss arising from adverse changes in the market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments. The Company occasionally purchases securities with seven-day put options that allow the Company to sell the underlying securities in seven days at par value. The Company uses these derivative financial instruments on a limited basis to shorten contractual maturity dates, thereby managing interest rate risk. The Company does not hold derivative instruments for trading purposes.

Foreign Currency Exchange Rates

The Company derived approximately 43% of its net revenues for fiscal 1999, 39% of its net revenue for fiscal 1998, and 42% of its net revenues for fiscal 1997, from operations outside of North America. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in the local currency of the foreign subsidiary. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its client the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent the Company is unable to shift to its clients the effects of currency fluctuations, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally hedges against the risk of exchange rate fluctuations between the G.B. pound and the U.S. dollar for three month periods.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.





                                                   PAREXEL INTERNATIONAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the years ended June 30,
($ in thousands, except per share data)                                        1999              1998               1997
------------------------------------------------------------------------ ---------------- ------------------ -----------------
Net revenue                                                                     $348,486           $285,442          $203,676
------------------------------------------------------------------------ ---------------- ------------------ -----------------

Costs and expenses:
 Direct costs                                                                    233,650            185,718           135,048
 Selling, general, and administrative                                             71,690             61,036            43,799
 Depreciation and amortization                                                    17,932             15,114             7,710
 Merger-related and facilities charges                                             4,650             10,273             -
------------------------------------------------------------------------ ---------------- ------------------ -----------------
                                                                                 327,922            272,141           186,557
------------------------------------------------------------------------ ---------------- ------------------ -----------------

Income from operations                                                            20,564             13,301            17,119
------------------------------------------------------------------------ ---------------- ------------------ -----------------

Interest income                                                                    3,018              3,511             4,040
Interest expense                                                                   (351)              (195)             (278)
Other income (expense), net                                                          720                382               241
------------------------------------------------------------------------ ---------------- ------------------ -----------------
                                                                                   3,387              3,698             4,003
------------------------------------------------------------------------ ---------------- ------------------ -----------------

Income before provision for
 income taxes                                                                     23,951             16,999            21,122
Provision for income taxes                                                         8,329              7,680             8,319

------------------------------------------------------------------------ ---------------- ------------------ -----------------
Net income                                                                       $15,622             $9,319           $12,803
------------------------------------------------------------------------ ---------------- ------------------ -----------------

Earnings per share:
 Basic                                                                             $0.63             $0.39            $0.59
 Diluted                                                                           $0.62             $0.38            $0.56
----------------------------------------------------------------------- ----------------- ------------------ -----------------

Shares used in computing earnings per share:
 Basic                                                                            24,848            23,939           21,628
 Diluted                                                                          25,128            24,825           22,822
----------------------------------------------------------------------- ----------------- ------------------ -----------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                   PAREXEL INTERNATIONAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                                           June 30,
($ in thousands, except share data)                                                                 1999              1998
--------------------------------------------------------------------------------------------- ----------------- ------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                            $ 62,005           $ 39,941
 Marketable securities                                                                                  27,952             37,479
 Accounts receivable, net                                                                              150,520            113,500
 Prepaid expenses                                                                                        7,917              8,136
 Deferred tax assets                                                                                    14,011              7,869
 Other current assets                                                                                    2,421              2,805
--------------------------------------------------------------------------------------------- ----------------- ------------------
  Total current assets                                                                                 264,826            209,730

Property and equipment, net                                                                             47,065             45,311
Other assets                                                                                            21,674              6,717
--------------------------------------------------------------------------------------------- ----------------- ------------------
                                                                                                      $333,565           $261,758
--------------------------------------------------------------------------------------------- ----------------- ------------------

LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt                                                    $1,057             $1,413
 Accounts payable                                                                                       14,698             10,923
 Advance billings                                                                                       69,776             45,273
 Other current liabilities                                                                              46,538             33,184
--------------------------------------------------------------------------------------------- ----------------- ------------------
  Total current liabilities                                                                            132,069             90,793

Long-term debt                                                                                              79                 36
Other liabilities                                                                                        9,385              2,549
--------------------------------------------------------------------------------------------- ----------------- ------------------
  Total liabilities                                                                                    141,533             93,378
--------------------------------------------------------------------------------------------- ----------------- ------------------

Commitments (Note 14)

Stockholders' equity:
Preferred stock--$.01 par value; shares authorized:
 5,000,000; none issued and outstanding                                                                     -                  -
Common stock--$.01 par value; shares authorized:
 50,000,000 at June 30, 1999 and 1998; shares
 issued: 25,132,461 at June 30, 1999 and
 24,657,637, at June 30,1998; shares outstanding:
 25,103,049 at June 30, 1999 and 24,628,225 at
 June 30, 1998                                                                                             251                246
Additional paid-in capital                                                                             159,575            149,921
Retained earnings                                                                                       35,785             20,163
Accumulated other comprehensive income                                                                 (3,579)            (1,950)
--------------------------------------------------------------------------------------------- ----------------- ------------------
  Total stockholders' equity                                                                           192,032            168,380
--------------------------------------------------------------------------------------------- ----------------- ------------------
  Total liabilities and stockholders' equity                                                          $333,565           $261,758
--------------------------------------------------------------------------------------------- ----------------- ------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                   PAREXEL INTERNATIONAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY


                                                       Common Stock
                                                                                     Retained    Accumulated    Total
                                                                       Additional    Earnings       Other       Stock-
                                                    Number      Par     Paid-in    (Accumulated  Comprehen-    holders'  Comprehen-
($ in thousands, except share data)                Of Shares    Value   Capital       Deficit)   sive Income    Equity   sive Income
------------------------------------------------- ------------ ------- ----------- ------------ ------------ ----------- -----------
Balance at June 30, 1996                            18,898,411   $189     $70,390      $(1,136)       $345     $69,788

Net proceeds from public offering                    2,516,300     25      57,161                               57,186
Shares issued under stock option/purchase plans      1,364,898     14       3,354                                3,368
Deferred compensation                                                       1,048                                1,048
Income tax benefit from exercise of stock options                           4,527                                4,527
Income tax benefit from building acquisition                                  320                                  320
Acquisitions (Note 3)                                1,217,841     12          30        1,231                   1,273
Dividends paid by acquired company                                                      (1,293)                (1,293)
Elimination of KMI's net activity duplicated for
 the six months ended December 31, 1996 (Note 3)       (5,780)               (281)        (117)                   (398)
Net unrealized gain on marketable securities                                                            97          97         $ 97
Foreign currency translation                                                                        (1,271)     (1,271)      (1,271)
Net income                                                                              12,803                  12,803       12,803
------------------------------------------------- ------------ ------- ----------- ------------ ------------ ------------ ----------

Balance at June 30, 1997                            23,991,670    240     136,549       11,488        (829)    147,448      $11,629
                                                                                                                            =======

Shares issued under stock/purchase plans               420,120      4       7,803                                7,807
Deferred compensation                                                       2,198                                2,198
Income tax benefit from exercise of stock options                           2,400                                2,400
Acquisitions (Note 3)                                  216,435      2       1,227          311                   1,540
Acquisition costs reimbursed by shareholders                                  300                                  300
Elimination of PPS and MIRAI net activity
 duplicated for the six months ended November 30,
 and December 31, 1997, respectively (Note 3)                                (556)      (1,040)                 (1,596)
Effect of change in fiscal year of foreign
 operation (Note 1)                                                                         85                      85
Net unrealized loss on marketable securities                                                          (140)       (140)     $ (140)
Foreign currency translation                                                                          (981)       (981)       (981)
Net income                                                                               9,319                   9,319       9,319
------------------------------------------------- ------------ -------- ---------- ------------ ------------ ---------- ------------

Balance at June 30, 1998                            24,628,225    246     149,921       20,163      (1,950)    168,380      $8,198
                                                                                                                            ======

Shares issued under stock option/purchase plans        275,256      3       4,145                                4,148
Income tax benefit from exercise of stock options                             765                                  765
Acquisition (Note 3)                                   199,568      2       4,744                                4,746
Net unrealized loss on marketable securities                                                            (4)         (4)    $    (4)
Foreign currency translation                                                                        (1,625)     (1,625)     (1,625)
Net income                                                                              15,622                  15,622      15,622
------------------------------------------------- ------------ -------- ---------- ------------ ------------ ---------- ------------

Balance at June 30, 1999                            25,103,049   $251    $159,575      $35,785     ($3,579)   $192,032     $13,993
                                                                                                                           =======
------------------------------------------------- ------------ -------- ---------- ------------ ------------ ---------- ------------


The accompanying notes are an integral part of the consolidated financial statements.



                                                   PAREXEL INTERNATIONAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the years ended June 30,
($ in thousands)                                                                               1999           1998           1997
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Cash flows from operating activities:
 Net income                                                                                     $15,622         $9,319      $12,803
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                                                17,932         15,114        7,710
    Gain on sale of investment                                                                     (647)            -            -
    Stock compensation charges of acquired companies                                                -            4,844        1,048
    Change in assets and liabilities, net of effects from acquisitions:
     Restricted cash                                                                                -            1,967          168
     Accounts receivable, net                                                                   (35,970)       (26,829)     (27,373)
     Deferred tax assets                                                                         (6,142)        (4,618)        (240)
     Prepaid expenses and other current assets                                                      899         (2,691)      (1,828)
     Other assets                                                                                (5,892)        (1,637)        (192)
     Accounts payable                                                                             2,700            498         (834)
     Advance billings                                                                            23,033           (897)      13,456
     Other current liabilities                                                                   11,168          5,022       16,590
     Other liabilities                                                                            6,421            (15)         699
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Net cash provided by operating activities                                                        29,124             77       22,007
---------------------------------------------------------------------------------------- --------------- -------------- ------------

Cash flows from investing activities:
 Purchase of marketable securities                                                              (76,641)      (118,533)    (118,698)
 Proceeds from sale of marketable securities                                                     86,168        148,634       81,223
 Cash of acquired companies                                                                         633             -            -
 Purchase of property and equipment                                                             (18,910)       (27,736)     (25,112)
 Proceeds on sale of investment                                                                   1,287             -            -
 Other investing activities                                                                        (921)        (1,377)         781
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Net cash provided (used) by investing activities                                                 (8,384)           988      (61,806)
---------------------------------------------------------------------------------------- --------------- -------------- ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                           4,148          4,906       60,554
 Net borrowings (repayments) under line of credit                                                 1,057           (866)          63
 Repayments of long-term debt                                                                    (2,378)          (100)      (3,464)
 Dividends paid by acquired companies                                                                -          (1,293)      (1,293)
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Net cash provided by financing activities                                                         2,827          2,647       55,860
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Elimination of net cash activities of acquired companies for
 duplicated periods                                                                                  -             672          (21)
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Effect of exchange rate changes on cash and cash equivalents                                     (1,503)        (1,069)      (1,289)
---------------------------------------------------------------------------------------- --------------- -------------- ------------
Net increase in cash and cash equivalents                                                        22,064          3,315       14,751
Cash and cash equivalents at beginning of year                                                   39,941         36,626       21,875
---------------------------------------------------------------------------------------- --------------- -------------- ------------

Cash and cash equivalents at end of year                                                        $62,005        $39,941      $36,626
---------------------------------------------------------------------------------------- --------------- -------------- ------------

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
  Interest                                                                                       $   84         $  188       $  283
  Income taxes                                                                                   $7,201         $4,730       $1,909

Supplemental disclosures of noncash investing and financing activities:
 Property and equipment acquired under capital lease obligations                                     -              -        $  323
 Income tax benefit from exercise of stock options                                               $  765         $2,400       $4,527
 Common stock issued in connection with acquisitions                                             $4,746         $3,928           -

---------------------------------------------------------------------------------------- --------------- -------------- ------------

The accompanying notes are an integral part of the consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

The Company is a leading contract research organization providing a broad range of knowledge-based product development and product launch services on a contract basis to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company has developed expertise in such disciplines as: clinical trials management, biostatistical analysis and data management, medical marketing, clinical pharmacology, regulatory and medical consulting, industry training and publishing, and other drug development consulting services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PAREXEL International Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In fiscal year 1998, the Company's German subsidiary changed its fiscal year end from May 31 to June 30 in order to conform to the Company's fiscal year end. Results of operations for the month ended June 30, 1998, were credited directly to Retained Earnings.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

Revenue

Fixed price contract revenue is recognized using the percentage-of-completion method based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided in the current period in its entirety. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Advance billings represents amounts billed in excess of revenue recognized.

Cash, Cash Equivalents, Marketable Securities, and Financial Instruments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Marketable securities include securities purchased with original maturities of greater than three months. Cash equivalents and marketable securities are classified as "available for sale" and are carried at fair market value. Unrealized gains and losses are recorded as part of stockholders' equity.

The Company occasionally purchases securities with seven-day put options that allow the Company to sell the underlying securities in seven days at par value. The Company uses these derivative financial instruments on a limited basis to shorten contractual maturity dates, thereby managing interest rate risk. Approximately $4.9 million of securities held were subject to seven-day put options at June 30, 1998; no securities held were subject to such put options at June 30, 1999. The Company does not hold derivative instruments for trading purposes.

The fair value of the Company's financial instruments are not materially different from their carrying amounts at June 30, 1999 and 1998.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. However, such risk is limited due to the large number of clients and their international dispersion. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 20%, or $69.4 million, of consolidated net revenue for fiscal 1999, primarily in the contract research services group. In fiscal 1998, one customer accounted for 12% of consolidated net revenue. No single customer accounted for more than 10% of the Company's consolidated net revenue in fiscal 1997.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line method based on estimated useful lives of 40 years for buildings, 3 to 8 years for computer hardware and software, and 5 years for office furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the remaining lease term.
Repair and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets consist principally of goodwill, customer lists, covenants not to compete, and other intangible assets attributable to businesses acquired. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition for acquisitions accounted for under the purchase method. Intangible assets are amortized using the straight-line method over their expected useful lives ranging from five to twenty-five years.

Intangible assets of $13.3 million and $5.2 million, included in Other Assets, are net of accumulated amortization of $1.8 million and $1.7 million as of June 30, 1999 and 1998, respectively. Amortization expense was $0.6 million, $0.4 million, and $0.3 million for the fiscal years ended June 30, 1999, 1998, and 1997, respectively.

Comprehensive Income

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company's foreign currency translation adjustments and unrealized gains (losses) on marketable securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has elected to present comprehensive income in its Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Deferred income tax expense represents the change in the net deferred tax asset and liability balances.

Foreign Currency

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates during the year. Translation adjustments are accumulated in a separate component of stockholders' equity. Realized gains and losses recorded in the statements of operations were not material for each period presented.

Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted as required in fiscal 1998. All previously reported earnings per share data presented herein have been restated. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period.

Stock-Based Compensation

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation," for disclosure only.

Reclassifications

Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

NOTE 3.  ACQUISITIONS

Fiscal 1999

On March 31, 1999, the Company acquired the stock of Groupe PharMedicom S.A. in exchange for approximately 199,600 shares of the Company's common stock in a transaction accounted for as a purchase business combination. Groupe PharMedicom S.A. is a leading French provider of post-regulatory services to pharmaceutical manufacturers. The Company recorded approximately $8.5 million related to the excess cost over the fair value of the net assets acquired. This goodwill is being amortized using the straight-line method over 25 years. Pro forma results of operations of the Company, assuming this acquisition was recorded at the beginning of each period presented, would not be materially different from actual results presented.

Fiscal 1998

In March 1998 the Company acquired four companies in separate transactions. PPS Europe Limited, subsequently renamed PAREXEL MMS Europe Limited ("MMS Europe"), a leading medical marketing firm based in the United Kingdom, was acquired by the issuance of 2,774,813 shares of the Company's common stock in exchange for all of the outstanding ordinary shares of PPS and 134,995 of the Company's common stock options in exchange for all of the outstanding ordinary share options of PPS. MIRAI B.V. ("MIRAI"), a full service, pan-European contract research organization based in the Netherlands, was acquired by the issuance of 682,345 shares of the Company's common stock in exchange for all of the outstanding shares of MIRAI. The Company acquired Genesis Pharma Strategies Limited ("Genesis"), a physician-focused marketing and clinical communications firm servicing the international pharmaceutical industry, and LOGOS GmbH ("LOGOS"), a provider of regulatory services to pharmaceutical manufacturers, by issuing a total of 184,819 shares of the Company's common stock in exchange for all of the outstanding shares of Genesis and LOGOS. In December 1997, the Company acquired Kemper-Masterson, Inc. ("KMI"), a leading regulatory consulting firm based in Massachusetts, by issuing 581,817 shares of the Company's common stock in exchange for all of the outstanding shares of KMI.

All of the above fiscal 1998 acquisitions were accounted for as poolings of interests. The Company's historical consolidated financial statements have been restated to include the financial position and results of operations of MMS Europe, MIRAI and KMI for all periods prior to the acquisitions. The historical results of operations and financial position of Genesis and LOGOS are not material, individually or in aggregate, to the Company's historical financial statements. Therefore, prior period amounts have not been restated and results of operations of Genesis and LOGOS have been included in the consolidated results since acquisition.

Due to the differing fiscal year ends of MMS Europe (November 30) and MIRAI (December 31), financial information for dissimilar fiscal years has been combined with that of the Company. The consolidated statements of operations of the Company for fiscal 1997 combine the Company's results of operations for the year ended June 30, 1997, with the results of operations of MMS Europe and MIRAI for their respective fiscal years ended November 30 and December 31, 1997.

In March 1998, the Company changed the fiscal year end of PPS from November 30 to May 31 and the fiscal year ends of MIRAI and KMI from December 31 to June 30. As such, the statement of operations for the fiscal year ended June 30, 1998, includes the results of operations of MMS Europe and MIRAI for the twelve months ended May 31 and June 30, 1998, respectively. As a result of conforming fiscal year ends, the results of operations of MMS Europe and MIRAI for the six months ended November 30 and December 31, 1997, respectively, are duplicated in the combined statements of operations for fiscal 1997 and 1998. KMI's results of operations for the six months ended December 31, 1996, (including revenue, operating income, and net income of $5.0 million, $167,000, and $117,000, respectively) were duplicated in the consolidated statements of operations for fiscal 1997. Accordingly, net income and equity activity for one of the duplicated periods has been eliminated from stockholders' equity.

The following represents the duplicated amounts included in both the results of operations for fiscal years 1997 and 1998:

($ in thousands)      MMS Europe       MIRAI             TOTAL
----------------      ----------       -----             -----

Net revenue            $13,205        $4,891           $18,096
Operating income         1,553           438             1,991
Net income                 697           343             1,040



Revenue and net income for the previously separate companies are as follows:

                                            Six Months        Year
                                              Ended           ended
                                            December 31,     June 30,
         ($ in thousands)                      1997            1997
         ----------------------------------------------------------------
         Net revenue:
          PAREXEL                           $106,363         $159,679
          KMI                                  6,523           10,676
          MMS Europe                          13,205           24,881
          MIRAI                                4,891            8,440
         ----------------------------------------------------------------
                                            $130,982         $203,676
         ================================================================

         Net income:
          PAREXEL                             $4,478          $10,848
          KMI                                    724              189
          MMS Europe                             697            1,201
          MIRAI                                  343              565
         ----------------------------------------------------------------
                                              $6,242           $12,803
         ================================================================

In connection with the acquisitions during fiscal 1998, the Company incurred acquisition-related charges of $10.3 million consisting principally of noncash compensation attributed to stock options of KMI and MMS Europe, granted prior to the acquisition by the Company, an accelerated compensation payment to a PPS executive pursuant to a pre-existing employment agreement, and legal, accounting, and other transaction-related fees. In addition, the Company recorded a $1.6 million provision during fiscal 1998 which has been reflected in selling, general, and administrative expense in the accompanying consolidated statement of operations to increase the accounts receivable reserves of PPS and MIRAI to conform reserve estimates with Company policy.

In September 1997 the Company acquired substantially all of the assets of Perceptive Systems, Inc., a Colorado corporation doing business as Hayden Image Processing Group ("Hayden"), in exchange for 5,035 shares of the Company's common stock. In addition, Hayden will receive three annual contingent payments (not exceeding $0.2 million in aggregate) of the Company's common stock, based on net receipts generated by certain acquired assets. The transaction was accounted for as a purchase.

Fiscal 1997

In February 1997, the Company acquired, in separate transactions, RESCON, Inc., a medical marketing business located in the Washington, D.C. area, and Sheffield Statistical Services, Ltd. ("S-Cubed"), a company located in the United Kingdom that specializes in biostatistical analysis. The Company issued a total of 209,537 shares of common stock in exchange for all the outstanding shares of RESCON and S-Cubed. In August 1996, the Company acquired, in separate transactions, Lansal Clinical Pharmaceutics, Limited ("Lansal"), a contract research organization located in Israel, and State and Federal Associates, Inc. ("S&FA"), a medical marketing business located in the Washington, D.C. area. The Company issued 1,008,304 shares of common stock in exchange for all of the outstanding shares of Lansal and S&FA. These transactions were accounted for as poolings of interests. The Company's financial statements were not restated as the historical results of operations of the acquired companies, individually or in aggregate, were not material.

NOTE 4. INVESTMENTS

Available-for-sale securities included in cash and cash equivalents as of June 30, 1999 and 1998, consisted of the following:

($ in thousands)                           1999         1998
----------------------------------------------------------------------------

Money market                            $ 9,869      $ 6,119
Municipal securities                      4,600          116
Repurchase agreements                    16,143       17,785
============================================================================
                                        $30,612      $24,020
============================================================================

Available-for-sale securities included in marketable securities at June 30, 1999 and 1998,consisted of the following:

($ in thousands)                           1999         1998
----------------------------------------------------------------------------
Municipal securities                    $27,261      $23,146
Federal government securities               398        6,747
Corporate debt securities                   293        7,586
----------------------------------------------------------------------------
                                        $27,952      $37,479
============================================================================

The Company's investments are reflected at fair market value, which approximates amortized cost. During fiscal 1999, gross realized gains totaled $3.3 million and gross realized losses totaled $3.5 million. Unrealized gains and losses as of June 30, 1999 and 1998 were not material.

NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 1999 and 1998, consisted of the following:

($ in thousands)                           1999         1998
----------------------------------------------------------------------------
Billed                                 $ 81,590     $ 63,255
Unbilled                                 74,057       55,307
Allowance for doubtful accounts          (5,127)      (5,062)
----------------------------------------------------------------------------
                                       $150,520     $113,500
============================================================================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 and 1998, consisted of the following:

($ in thousands)                           1999         1998
----------------------------------------------------------------------------
Computer and office equipment           $46,850      $40,463
Computer software                        16,206       11,431
Furniture and fixtures                   17,762       16,303
Leasehold improvements                    7,021        5,278
Buildings                                 2,757        2,757
Other                                     1,854        2,107
----------------------------------------------------------------------------
                                         92,450       78,339
Less accumulated depreciation
 and amortization                        45,385       33,028
----------------------------------------------------------------------------
                                        $47,065      $45,311
============================================================================

Depreciation and amortization expense relating to property and equipment was $17.3 million, $14.7 million, and $7.4 million for the years ended June 30, 1999, 1998, and 1997, respectively, of which $1.2 million in fiscal 1998 and $0.6 million in fiscal 1997 related to amortization of property and equipment under capital leases.

Included in the above amounts is computer and office equipment acquired under capital lease obligations of $3.9 million at June 30, 1998, with accumulated depreciation of $3.8 million at June 30,1998.

In fiscal 1998, the Company recorded a $1.7 million charge to depreciation and amortization expense resulting from a change in estimate of the remaining service lives of certain computer equipment arising from integration activities associated with acquisitions and a company-wide program implemented to upgrade and standardize its information technology platform.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 1999 and 1998, consisted of the following:

       ($ in thousands)                    1999         1998
       ---------------------------------------------------------------------
       Accrued compensation and
         withholding                    $14,645      $11,629
       Income taxes payable              10,328        8,937
       Other                             21,565       12,618
       ---------------------------------------------------------------------
                                        $46,538      $33,184
       =====================================================================

NOTE 8.  MERGER-RELATED AND FACILITIES CHARGES

During the fourth quarter of fiscal 1999, the Company recorded $1.85 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities. The Company plans to exit under-utilized leased facilities in North America and Germany by December 1999. These noncancellable leases expire at various dates from April 2000 through March 2004. The $2.8 million charge includes future noncancellable lease payments and related costs partially offset by actual and estimated sublease income. At June 30, 1999, the merger-related and facilities accrual totaled $4.2 million.

NOTE 9.  CREDIT ARRANGEMENTS

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $14.1 million. The lines are collateralized by accounts receivable and fixed assets, are payable on demand, and bear interest at rates ranging from 5.5% to 9.3%. The lines of credit expire at various dates through June 2000 and are renewable. At June 30, 1999, $1.1 million was outstanding under these lines of credit and included in notes payable. At June 30, 1999, $13.0 million was available under these lines of credit.

NOTE 10.  STOCKHOLDERS' EQUITY

As of June 30, 1999 and 1998, there were five million shares of preferred stock, $0.01 per share, authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

There were 29,412 shares of common stock held in treasury as of June 30, 1999 and 1998, at a cost of $17,430.

NOTE 11.  EARNINGS PER SHARE

The following table is a summary of shares used in calculating basic and diluted earnings per share:


                                                 Years ended June 30,
(in thousands)                             1999         1998         1997
----------------------------------------------------------------------------
Weighted average number of shares
 outstanding, used in computing
 basic earnings per share                24,848       23,939       21,628
Contingently issuable common shares          -           381          467
Dilutive common stock options               280          505          727
----------------------------------------------------------------------------

Shares used in computing diluted
 earnings per share                      25,128       24,825       22,822
============================================================================

NOTE 12.  STOCK AND EMPLOYEE BENEFIT PLANS

The Stock Option Committee of the Board of Directors is responsible for administration of the Company's stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

1998 Stock Plan

In February 1998, the Company adopted the 1998 Nonqualified, Non-officer Stock Option Plan (the "1998 Plan") which provides for the grant of nonqualified options to purchase up to an aggregate of 500,000 shares of common stock to any employee or consultant of the Company who is not an executive officer or director of the Company. In January 1999, the Company's Board of Directors approved an increase in the number of shares issuable under the 1998 Plan to 1,500,000 shares. Options under the 1998 Plan expire in eight years from the date of grant and vest at dates ranging from the issuance date to five years.

1995 Stock Plan

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive stock options for the purchase of up to an aggregate of 2,438,334 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire in eight years from the date of grant and vest over ninety days to five years.

In November 1997, the stockholders of the Company approved an amendment to the 1995 Plan. In connection therewith, the Company terminated the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") and transferred all remaining shares under the Director Plan to the 1995 Plan, without increasing the aggregate number of shares available for grant under all of the Company's stock option plans.

Employee Stock Purchase Plan

In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees have the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan), whichever is lower, up to specified limits. An aggregate of 600,000 shares may be issued under the Purchase Plan.

Stock Options of Acquired Companies

All outstanding options under the Kemper-Masterson, Inc. Stock Option Plan ("KMI Plan") were exercised in connection with the acquisition of KMI. KMI recorded compensation expense of $4.1 million in December 1997 as a result of these exercises. In conjunction with the acquisition of MMS Europe, all outstanding MMS Europe options became fully vested, and accordingly the Company recognized compensation expense of $1.6 million in March 1998. Aggregate compensation expense under the various stock option plans was $5.4 million and $1.0 million for the years ended June 30, 1998 and 1997, respectively.

Aggregate stock option activity for all plans for the three years ended June 30, 1999 is as follows:


                                                              Weighted Average
                                              Options          Exercise Price
-------------------------------------------------------------------------------
Outstanding at June 30, 1996                 2,206,298               $ 5.88
  Granted                                      545,495                18.60
  Exercised                                 (1,204,734)                1.35
  Canceled                                     (31,260)               19.98
-------------------------------------------------------------------------------

Outstanding at June 30, 1997                 1,515,799                13.76
  Granted                                    1,011,495                29.78
  Exercised                                   (332,174)                6.72
  Cancelled                                   (129,585)               24.27
-------------------------------------------------------------------------------

Outstanding at June 30, 1998                 2,065,535                22.13
  Granted                                      648,700                22.10
  Exercised                                   (128,344)                8.35
  Cancelled                                   (227,631)               25.26
-------------------------------------------------------------------------------

Outstanding at June 30, 1999                 2,358,260               $22.55
-------------------------------------------------------------------------------

Exercisable at June 30, 1999                 1,013,167               $18.03
-------------------------------------------------------------------------------
Available for future grant                   1,480,332
-------------------------------------------------------------------------------



Summary information related to options outstanding and exercisable as of June 30, 1999, is as follows:


                                               Weighted Average
                           Outstanding            Remaining          Weighted         Exercisable           Weighted
 Range of Exercise            as of            Contractual Life       Average            As of               Average
      Prices              June 30, 1999            (Years)        Exercise Price     June 30, 1999        Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$0.01-10.00                          302,381         5.0                 $ 5.44            283,331                $ 5.31
10.01-20.00                          356,705         6.7                  18.59            154,430                 18.38
20.01-30.00                        1,221,290         6.9                  24.08            516,166                 23.26
30.01-37.81                          477,884         6.2                  32.43             59,240                 32.29
-------------------------------------------------------------------------------------------------------------------------
                                   2,358,260                                             1,013,167
=========================================================================================================================

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 1999: Risk free interest rates of 4.58% in fiscal 1999, 5.84% in fiscal 1998 and 6.18% in fiscal 1997, dividend yield of 0.0% for each year, volatility factor of the expected market price of the Company's common stock of 71% for fiscal 1999 and 45% for fiscal 1998 and 1997, and an average holding period of five years. During fiscal 1999, 1998 and 1997, the weighted-average grant-date fair value of the stock options granted during the fiscal year was $17.20, $15.28, and $13.22 per share, respectively.

If the compensation cost for the Company's stock options and the Purchase Plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

         (in thousands, except per
          share data)                      1999         1998         1997
         -------------------------------------------------------------------

         Pro forma net income            $9,214       $8,215      $10,792
         Pro forma diluted income
          Per share                       $0.37        $0.33        $0.47

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future years.

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $1.8 million, $1.4 million, and $1.1 million, for the years ended June 30, 1999, 1998, and 1997, respectively.


NOTE 13.  INCOME TAXES

Domestic and foreign income before income taxes for the three years ended June 30, 1999, are as follows:

         ($ in thousands)                  1999         1998         1997
         -------------------------------------------------------------------

         Domestic                       $ 3,475       $9,428      $11,961
         Foreign                         20,476        7,571        9,161
         -------------------------------------------------------------------
                                        $23,951      $16,999      $21,122
         ===================================================================

The provision for income taxes for the three years ended June 30, 1999, are as follows:

         ($ in thousands)                  1999         1998         1997
         -------------------------------------------------------------------

         Current:
            Federal                     $ 2,801       $5,402       $4,816
            State                         1,506        1,144        1,207
            Foreign                       7,359        3,403        3,411
         -------------------------------------------------------------------
                                         11,666        9,949        9,434
         -------------------------------------------------------------------
         Deferred:
            Federal                      (2,526)      (1,122)        (432)
            State                          (842)        (384)        (146)
            Foreign                          31         (763)        (537)
         -------------------------------------------------------------------
                                         (3,337)      (2,269)      (1,115)
         -------------------------------------------------------------------
                                         $8,329       $7,680       $8,319
         ===================================================================

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ in thousands)                                                                         1999            1998            1997
------------------------------------------------------------------------------------ -------------- --------------- ---------------
Income tax expense computed at the federal
 statutory rate                                                                            $8,383       $5,949             $7,374
State income taxes, net of federal benefit                                                    994          494              1,044
Foreign rate differential                                                                    (629)        (141)               (33)
Utilization of foreign net operating loss
 carryforwards                                                                               (532)      (1,117)                --
Nondeductible acquisition costs                                                                --        2,229             (1,166)
Tax-exempt interest income                                                                   (443)        (821)               191
Nondeductible amortization of intangible
 assets                                                                                        49           46                595
Operating losses without current benefit                                                      451          522                142
Other                                                                                          56          519                172
==================================================================================== ============== =============== ===============
                                                                                           $8,329       $7,680             $8,319
==================================================================================== ============== =============== ===============

Provision  has  not  been  made  for  U.S.  or   additional   foreign  taxes  on
undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.


Significant components of the Company's net deferred tax asset as of June 30, 1999 and 1998 are as follows:

($ in thousands)                                                                    1999                 1998
--------------------------------------------------------------------------    -----------------    -----------------
Deferred tax assets:
 Foreign loss carryforwards                                                          $4,869               $5,725
 Accrued expenses                                                                     9,480                1,984
 Allowance for doubtful accounts                                                      1,300                1,632
 Deferred contract profit                                                             8,852                  866
 Other                                                                                   89                  275
                                                                              -----------------    -----------------
 Gross deferred tax assets                                                           24,590               10,482
 Deferred tax asset valuation allowance                                              (3,563)              (2,613)
                                                                              -----------------    -----------------
   Total deferred tax assets                                                         21,027                7,869
                                                                              -----------------    -----------------
Deferred tax liabilities:
 Property and equipment                                                              (3,948)              (2,271)
 Other                                                                               (5,364)                (153)
                                                                              -----------------    -----------------

   Total deferred tax liabilities                                                    (9,312)              (2,424)
                                                                              =================    =================
                                                                                    $11,715               $5,445
                                                                              =================    =================

The net deferred tax assets are included in the consolidated balance sheet as of June 30, 1999 and 1998, as follows:

($ in thousands)                           1999         1998
----------------------------------------------------------------------------
Other current assets                    $14,011       $7,869
Other assets                              7,016           -
Other current liabilities                (1,175)        (404)
Other liabilities                        (8,137)      (2,020)
----------------------------------------------------------------------------
                                        $11,715       $5,445
============================================================================

The net deferred tax asset includes the tax effect of approximately $6.5 million of pre-acquisition and post-acquisition foreign tax loss carryforwards available to offset future liabilities for foreign income tax. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain of the future foreign income tax benefits primarily related to income tax loss carryforwards and temporary differences based on management's assessment that it is more likely than not that such benefits will not be realized. In fiscal 1999, the valuation allowance increased by $1.0 million due to an increase in foreign net operating loss carryforwards. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions, primarily Germany.

NOTE 14.  LEASE COMMITMENTS

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense was $17.3 million, $13.9 million, and $9.8 million for the years ended June 30, 1999, 1998, and 1997,respectively. Future minimum lease payments due under noncancellable operating leases totaled $18.3 million, $16.0 million, $11.3 million, $7.5 million, $6.1 million, and $11.8 million for fiscal 2000, 2001, 2002, 2003, 2004, and thereafter, respectively. These future minimum lease payments are offset by future sublease payments totaling $1.4 million, $1.5 million, and $0.2 million for fiscal 2000, 2001, and 2002, respectively.

NOTE 15.  RELATED PARTY TRANSACTIONS

During the three years ended June 30, 1999, certain members of the Company's Board of Directors were associated with certain of the Company's customers. Net revenue recognized from these customers was $25.3 million, $25.2 million and $13.1 million in fiscal 1999, 1998 and 1997, respectively. Amounts due from these customers included in accounts receivable at June 30, 1998 totaled $14.3 million. Related party amounts included in accounts receivable are on standard terms and manner of settlement. At June 30, 1999, none of the Company's directors were associated as related parties with any of its customers.

At June 30, 1998, the Company had notes receivable of $1.4 million from a company owned by the former directors of MMS Europe. The notes bore interest at 8.0% and were payable on demand. The Company recorded interest income related to these notes of $0.2 million for each of the years ended June 30,1998 and 1997. These notes were settled in fiscal 1999.

NOTE 16.  GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 1999, is as follows:

($ in thousands)                           1999         1998         1997
----------------------------------------------------------------------------
Net revenue:
   North America                       $198,236     $175,045     $118,525
   United Kingdom                        79,312       56,607       46,003
   Europe                                66,250       50,012       35,981
   Asia/Pacific                           4,688        3,778        3,167
                                     -----------  -----------  -----------
                                       $348,486     $285,442     $203,676
                                     -----------  -----------  -----------
Income (loss) from
 operations:
   North America                        $ 1,060      $ 6,334      $ 9,073
   United Kingdom                        16,545        4,747        5,218
   Europe                                 3,368        2,519        2,655
   Asia/Pacific                            (409)        (299)         173
                                     -----------  -----------  -----------
                                        $20,564      $13,301      $17,119
                                     -----------  -----------  -----------
Identifiable assets:
   North America                       $218,625     $190,017     $173,866
   United Kingdom                        54,360       42,804       41,309
   Europe                                58,086       28,710       24,676
   Asia/Pacific                           2,494          227          693
                                     -----------  -----------  -----------
                                       $333,565     $261,758     $240,544
                                     -----------  -----------  -----------

The Company is managed through three reportable segments, namely, the contract research services group, the consulting services group and the medical marketing services group. The contract research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and drug development. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, nonrecurring and merger-related costs, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the reportable segments are the same as those described in Note 2.

 ($ in thousands)                                          CRS                    PCG                 MMS                Total
 --------------------------------------------------------------------------------------------------------------------------------
Net revenue:
  1999                                                   $239,502              $57,633              $51,351             $348,486
  1998                                                   $187,954              $45,831              $51,657             $285,442
  1997                                                   $135,925              $31,657              $36,094             $203,676

 Gross profit:
  1999                                                    $88,227              $16,422              $10,187             $114,836
  1998                                                    $71,459              $12,452              $15,813             $ 99,724
  1997                                                    $49,895              $ 7,163              $11,570             $ 68,628



                        Report of Independent Accountants


To the Board of Directors and Stockholders of PAREXEL International Corporation:


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PAREXEL International Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PPS Europe Limited, a wholly-owned subsidiary, for fiscal year 1997, which statements reflect total assets of $26,197,000 at November 30, 1997, and net revenues of $24,881,000 for the year ended November 30, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for PPS Europe Limited as of and for the period described above, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
August 17, 1999

QUARTERLY OPERATING RESULTS & COMMON STOCK INFORMATION (unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended June 30, 1999:

                                                                                  For the year ended June 30, 1999
      (in thousands, except share data)                            First               Second            Third             Fourth
                                                                 Quarter              Quarter          Quarter            Quarter
      ----------------------------------------------------------------------------------------------------------------------------
    Net revenue                                                  $82,835              $87,855          $90,032            $87,764
    Income(loss) from operations(2)                                7,677                7,277            7,703             (2,093)
    Net income (loss)                                              5,505                5,141            5,685               (709)
        Diluted earnings (loss)
     per share                                                      0.22                 0.21             0.23              (0.03)
       Range of common stock
      prices (1)                                            $29.69-40.13         $20.25-45.50     $19.00-29.38       $10.48-26.81



                        For the year ended June 30, 1998
      (in thousands, except share data)                            First               Second            Third             Fourth
                                                                 Quarter              Quarter          Quarter            Quarter
      ----------------------------------------------------------------------------------------------------------------------------
      Net revenue                                                $62,991              $67,991          $73,067            $81,393
      Income (loss) from
       Operations                                                  5,830                2,383           (2,454)             7,542
      Net income (loss)                                            4,339                1,903           (2,366)             5,443
      Diluted earnings (loss)
       per share                                                    0.18                 0.08            (0.10)              0.22
      Range of common stock
       prices (1)                                           $31.25-44.75         $28.63-43.50     $30.50-41.25       $24.75-36.75


(1)The range of common stock prices is based on the high and low sales price on the Nasdaq National Market for the periods indicated.

(2) Income (loss) from operations for the year ended June 30, 1999 includes $4.65 million in merger-related and facilities charges including $1.85 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities in North America and Europe.


The Company's common stock is quoted on the Nasdaq National Market under the symbol "PRXL."

As of September 15, 1999 there were approximately 133 stockholders of record and approximately 7,580 beneficial stockholders.

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.



SELECTED FINANCIAL DATA

(in thousands, except per share
 data and number of employees)                       1999            1998            1997             1996               1995
------------------------------------------------------------------------------------------------------------------------------
Operations
Net revenue                                      $348,486        $285,442        $203,676         $125,053            $89,067
Income(loss)from operations                   (1)  20,564     (2)  13,301          17,119           10,391         (4) (8,454)
Net income (loss)                                  15,622           9,319          12,803            6,655             (9,239)
Diluted earnings(loss)per
 Share                                              $0.62           $0.38           $0.56            $0.39         (5) $(2.02)

Financial Position
Cash, cash equivalents and
 Marketable securities                            $89,957         $76,634        $104,339          $52,022            $12,996
Working capital                                   132,757         118,937         113,997           55,681             12,456
Total assets                                      333,565         261,758         240,544          135,721             67,693
Long-term debt                                         79              36             136              466                750
Stockholders' equity                             $192,032        $168,380        $147,448          $69,788            $21,972

Other Data
Investment in property and
 Equipment                                        $18,910         $27,736         $25,112           $7,461             $4,742
Depreciation and
 Amortization                                     $17,932     (3) $15,114          $7,710           $4,280             $3,920
Number of employees                                 4,198           3,705           2,928            1,767              1,108
Shares used in computing
 diluted earnings (loss)
 per share                                         25,128          24,825          22,822           17,255         (5)  4,580

(1) Income (loss) from operations for the year ended June 30, 1999 includes $4.65 million in nonrecurring charges including $1.85 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities in North America and Europe.

(2) Income from operations for the year ended June 30, 1998 includes $13.6 million of nonrecurring charges, including $10.3 million pertaining to acquisitions.

(3) Depreciation and amortization for the year ended June 30, 1998 includes a noncash charge of $1.7 million to reflect a change in estimate in the remaining useful lives of certain computer equipment as a result of integration activities of acquired companies and the Company's program to upgrade and standardize its information technology platform.

(4) Loss from operations in fiscal 1995 includes an $11.3 million noncash charge due to the write-down of impaired long-lived assets of the Company's German operations.

(5) For the year ended June 30, 1995, shares used to compute diluted earnings per share exclude common share equivalents (primarily convertible preferred stock), as their inclusion would have been anti-dilutive.

                                                                                                    EXHIBIT 21.1
                                       PAREXEL INTERNATIONAL CORPORATION
                                      LIST OF SUBSIDIARIES OF THE COMPANY

                                                                                            PAREXEL
                                                                                            OWNERSHIP(1)
Barnett International Corporation, a Massachusetts corporation                              100%
PAREXEL International Holding Corporation, a Delaware corporation                           100%
PAREXEL International Securities Corporation, a Massachusetts corporation                   100%
PAREXEL International Inc., a Delaware corporation                                          100%
PAREXEL Government Services, Inc., a Delaware corporation                                   100%
PAREXEL Unternehmens beteiligung GmbH, a corporation organized under                        100%
     the laws of Germany
PAREXEL GmbH Independent Pharmaceutical Research Organization, a                            100%
     Corporation organized under the laws of Germany
PAREXEL International Limited, a corporation organized under the laws of the                100%
     United Kingdom
AFB CLINLAB Laborleistungs - Organisationgesellschaft GmbH, a                               100%
     corporation organized under the laws of Germany
PAREXEL International SARL, a corporation organized under the laws of                       100%
     France
PAREXEL  International SRL, a corporation organized under the laws of Italy 100%
PAREXEL International Pty Ltd., a corporation organized under the laws of 100%
     Australia
PAREXEL International S.L., a corporation organized under the laws of Spain                 100%
PAREXEL International Medical Marketing Services, Inc., a                                   100%
     Virginia corporation
PAREXEL International (Lansal) Limited, a corporation organized under the                   100%
    laws of Israel
Caspard Consultants, a corporation organized under the laws of France                       100%
Sitebase Clinical Systems, Inc., a Massachusetts corporation                                100%
PAREXEL S-Cubed Limited, a corporation organized under the laws of the                      100%
     United Kingdom
PAREXEL ClinNet Limited, a corporation organized under the laws of the                      100%
     United Kingdom
Pharmon, Ltd., a corporation organized under the laws of Liechentenstein                    100%
Rescon, Inc., a Virginia corporation                                                        100%
PAREXEL ETT, S.L., a corporation organized under the laws of Spain                          100%
PAREXEL International KK, a corporation organized under the laws of Japan                   100%
KMI/PAREXEL, Inc., a corporation organized under the laws of Delaware                       100%
PAREXEL International Holding BV, a corporation organized under the law of                  100%
     the Netherlands
PAREXEL International sp. z.o.o., a corporation organized under the laws of                 100%
     Poland
PAREXEL MMS Europe Limited, a corporation organized under the laws of                       100%
     the United Kingdom
Genesis Pharma Strategies Ltd., a corporation organized under the laws of the               100%
     United Kingdom
Creative Communications Solutions, Ltd., a corporation organized under the                  100%
     laws of the United Kingdom
PPS International Communcations Ltd., a corporation organized under the laws                100%
     of the United Kingdom
Pharos Healthcare Communications Ltd., a corporation organized under the                    100%
     laws of the United Kingdom
HealthEd Communications, Inc., a Connecticut Corporation                                    100%
Pharos Healthcare Communications, Inc., a  Connecticut corporation                          100%
The Center for Bio-Medical Communication, Inc.,  a New Jersey corporation                   100%
Cambridge Medical Publications Ltd., a corporation organized under the laws                 100%
     of the United Kingdom
Til Occam Limited, a corporation organized under the laws of the                            100%
     United Kingdom
Til (Medical) Limited, a corporation organized under the laws of the                        100%
     United Kingdom
Mirai B.V., a corporation organized under the laws of the Netherlands                       100%
Logos GmbH, a corporation organized under the laws of Germany                               100%
Translation GmbH, a corporation organized under the laws of Germany                         75%
Placebo B.V., a corporation organized under the laws of the Netherlands                     100%
PAREXEL Mirai Polska SP z.o.o., a corporation                                               100%
     organized under the laws of Poland
PAREXEL Mirai Magy Arorszag KFt, a                                                          100%
     corporation organized under the laws of Hungary
Medstat Research A/S, a corporation                                                         100%
     organized under the laws of Norway
PAREXEL Medstat Baltic A/S, a corporation                                                   100%
     organized under the laws of Norway
PAREXEL Medstat Baltic, a corporation                                                       100%
     organized under the laws of Lithuania
PAREXEL Medstat Russia A/S, a corporation                                                   100%
     organized under the laws of Norway
PAREXEL Medstat A/S, a corporation organized                                                100%
     under the laws of Norway
Echo Medical B.V., a corporation organized                                                  100%
     under the laws of the Netherlands
Verum, a European Economic Interest Grouping                                                67%
     formed under the laws of the United Kingdom
PAREXEL Medstat AB, a corporation                                                           100%
     organized under the laws of Sweden
PAREXEL International, S.A., a corporation organized under the laws of                      100%
     Argentina
Groupe PharMedicom S.A., a corporation organized under the laws of France                   100%
Droit & Pharmacie S.A., a corporation organized under the laws of France                    100%
Biostat SA, a corporation organized under the laws of France                                100%
Cercles SARL, a corporation organized under the laws of France                              100%
PAREXEL Biodat GmbH, a corporation organized under the laws of Germany                      100%
PAREXEL Pty. Ltd., a corporation organized under the laws of South Africa                   100%
CEMAF SA, a corporation organized under the laws of France                                  100%

(1)  Direct and indirect

                                  EXHIBIT 23.1
                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (File Nos. 333-19751, 333-27487, 333-44541, 333-53941 and 333-60005) and the Registration
Statements on Form S-8 (File Nos. 33-80301, 333-16205 and 333-47033) of PAREXEL International Corporation and its subsidiaries of our report dated August 17, 1999, appearing on page 30 of PAREXEL International Corporation's Annual Report to stockholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the application of such report to the Financial Statement Schedule for the three years ended June 30, 1999 listed under Item
14(a) of this Annual Report on Form 10-K when such schedule is read in conjunction with the financial statements referred to in our report. The audits referred to in such report included this Financial Statement Schedule.


PricewaterhouseCoopers LLP

Boston, Massachusetts
September 22, 1999

                                  EXHIBIT 23.2
                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-19751, 333-27487, 333-44541, 333-53941 and 333-60005)
and Form S-8 (File Nos. 33-80301, 333-16205 and 333-47033) of our report dated February 6, 1998 on the financial statements of PPS Europe Limited and Subsidiaries included in this Form 10-K of PAREXEL International Corporation.


GRANT THORNTON

London, United Kingdom
September 22, 1999