Form 10-Q
period 1999-09-30
PAREXEL INTERNATIONAL CORP
filed 1999-11-12
CIK 799729

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

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number: 0-27058


                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

       Massachusetts                              04-2776269
      (State or other               (I.R.S. Employer Identification Number)
 jurisdiction of incorporation
      or organization)


      195 West Street
  Waltham, Massachusetts                                   02451
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1999, there were 25,265,109 shares of PAREXEL International Corporation common stock outstanding.


                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                                                                                        Page
Part I.                 Financial Information

              Item 1    Financial Statements (Unaudited):

                        Condensed Consolidated Balance Sheets-- September 30, 1999 and June 30,
                        1999                                                                             3

                        Condensed Consolidated Statements of Operations-- Three months ended
                        September 30, 1999 and 1998                                                      4

                        Condensed Consolidated Statements of Cash Flows-- Three months ended             5
                        September 30, 1999 and 1998

                        Notes to Condensed Consolidated Financial Statements
                                                                                                         6

             Item 2     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        9

             Item 3     Quantitative and Qualitative Disclosure About Market Risk                       13

                        Risk Factors                                                                    14

Part II.                Other Information                                                               21

             Item 1    Legal Proceedings                                                                21

             Item 6    Exhibits and Reports on Form 8-K                                                 21

Signatures                                                                                              22



Part I.  Financial Information
Item 1 - Financial Statements

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     September 30,           June 30,
                                                                                         1999                  1999
                                                                                  --------------------    ----------------
                                                                                      (Unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                                    $62,033             $62,005
 Marketable securities                                                                         36,304              27,952
 Accounts receivable, net                                                                     170,776             150,520
 Prepaid expenses                                                                               6,653               7,917
 Other current assets                                                                          17,355              16,432
                                                                                  --------------------    ----------------
       Total current assets                                                                   293,121             264,826

Property and equipment, net                                                                    48,409              47,065
Other assets                                                                                   24,106              21,674
                                                                                  ====================    ================
                                                                                             $365,636            $333,565
                                                                                  ====================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Credit arrangements                                                                           $  464             $ 1,057
 Accounts payable                                                                              19,362              14,698
 Advance billings                                                                              88,094              69,776
 Other current liabilities                                                                     49,690              46,538
                                                                                  --------------------    ----------------
       Total current liabilities                                                              157,610             132,069

Other liabilities                                                                               9,424               9,464
                                                                                  --------------------    ----------------
       Total liabilities                                                                      167,034             141,533
                                                                                  --------------------    ----------------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                            -                  -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 25,288,121 and 25,132,461 at
   September 30, 1999 and June 30, 1999, respectively; shares outstanding: 25,258,709 and 25,103,049 at September 30, 1999
   and June 30, 1999, respectively                                                                252                 251
 Additional paid-in capital                                                                   161,022             159,575
 Retained earnings                                                                             40,224              35,785
 Accumulated other comprehensive income                                                       (2,896)             (3,579)
                                                                                  --------------------    ----------------
     Total stockholders' equity                                                               198,602             192,032
                                                                                  ====================    ================
                                                                                             $365,636            $333,565
                                                                                  ====================    ================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                 For the three months ended
                                                                       September 30,
                                                           ---------------------------------------
                                                                1999                   1998
                                                           ----------------      -----------------

Net revenue                                                        $91,768                $82,835
                                                           ----------------      -----------------

Costs and expenses:
  Direct costs                                                      62,133                 53,737
  Selling, general and administrative                               18,765                 17,179
  Depreciation and amortization                                      5,095                  4,242
  Facilities charge (benefit)                                        (312)              -
                                                           ----------------      -----------------

                                                                    85,681                 75,158
                                                           ----------------      -----------------

Income from operations                                               6,087                  7,677

Other income, net                                                      774                    713
                                                           ----------------      -----------------

Income before provision for income taxes                             6,861                  8,390
Provision for income taxes                                           2,422                  2,885
                                                           ----------------      -----------------

Net income                                                          $4,439                 $5,505
                                                           ================      =================

Earnings per share:
  Basic                                                              $0.18                  $0.22
  Diluted                                                            $0.18                  $0.22

Shares used in computing earnings per share:
  Basic                                                             25,153                 24,677
  Diluted                                                           25,285                 25,097

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                                  For the three months ended
                                                                                                           September 30,
                                                                                           --------------------------------------

                                                                                                   1999                 1998
                                                                                            ----------------    -----------------

Cash flows from operating activities:
  Net income                                                                                      $ 4,439              $ 5,505
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                                   5,095                4,242
    Changes in operating assets and liabilities, net of effects of acquisition                      5,687              (14,092)
                                                                                            ----------------    -----------------

Net cash provided by (used in) operating activities                                                15,221               (4,345)
                                                                                            ----------------    -----------------

Cash flows from investing activities:
  Purchase of marketable securities                                                               (34,555)             (18,856)
  Proceeds from sale of marketable securities                                                      26,203               27,820
  Other investing activities                                                                         (159)                (290)
  Acquisition of business                                                                          (3,000)               -
  Purchase of property and equipment                                                               (5,566)              (5,029)
                                                                                            ----------------    -----------------

 Net cash (used in) provided by investing activities                                              (17,077)               3,645
                                                                                            ----------------    -----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                            1,448                2,172
  Repayments on credit arrangements                                                                  (573)              (1,081)
                                                                                            ----------------    -----------------

Net cash provided by financing activities                                                             875                1,091
                                                                                            ----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                        1,009                (448)
                                                                                            ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                                   28                 (57)

Cash and cash equivalents at beginning of period                                                   62,005               39,941
                                                                                            ----------------    -----------------


Cash and cash equivalents at end of period                                                        $62,033              $39,884
                                                                                            ================    =================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2 -- Earnings per Share

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                      For the  three months
                                                        ended September 30,
                                                        1999           1998
                                                  -------------    -------------

Net income attributable to common shares              $4,439          $5,505
                                                  =============    ============

Basic Earnings Per Common Share Computation:

Weighted average common shares outstanding            25,153          24,677
                                                  =============    ============
Basic earnings per common share                        $0.18           $0.22
                                                  =============    ============

Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding     25,153          24,677
  Shares attributable to common stock options            132             420
                                                  -------------    ------------
                                                      25,285          25,097
                                                  =============    ============
Diluted earnings per common share                      $0.18           $0.22
                                                  =============    ============

Note 3 - Comprehensive Income

Comprehensive income has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income, which is comprised of net income and foreign currency translation adjustments, totaled $5.1 million for both the three months ended September 30, 1999 and 1998.

Note 4 - Segment Information

The Company is managed through three reportable segments, namely, the contract research services group, consulting services group and the medical marketing group. The contract research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general and administrative expenses, depreciation and amortization expense, nonrecurring and merger-related costs, interest income (expense), other income (expense), and income tax expense in segment profitability.

                                                                    For the three months ended
                                                                          September 30,
 --------------------------------------------------------------------------------------------------------
 ($ in thousands)                                                       1999                 1998
 ------------------------------------------------------------------------------------------------------
 Net revenue:
  Contract Research Services                                           $65,093              $55,775
  Consulting Group                                                      15,335               13,249
  Medical Marketing Services                                            11,340               13,811
                                                             ===================    ===================
                                                                       $91,768              $82,835
                                                             ===================    ===================
 Gross profit:
  Contract Research Services                                           $23,446              $21,086
  Consulting Group                                                       3,143                4,156
  Medical Marketing Services                                             3,046                3,856
                                                             ===================    ===================
                                                                       $29,635              $29,098
                                                             ===================    ===================



Note 5 - Acquisition

On September 1, 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. The purchase agreement also provides for the payment of an additional $3.0 million in May 2000 to purchase certain buildings contingent upon certain events. In accordance with the terms of the asset purchase agreement, the Company is contingently obligated to pay up to an additional $4 million in contingent purchase price if CEMAF achieves certain established earnings targets for the three years ending June 30, 2002. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. Pro forma results of operations of the Company, assuming this acquisition was recorded at the beginning of each period presented, would not be materially different from actual results presented.

Note 6 - Facility benefit

During the fourth quarter of fiscal 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income.

During the three months ended September 30, 1999, the Company recorded $447,000 against the accrued costs while also recording a $312,000 benefit primarily attributable to the favorable impact of a lease buyout agreement not previously anticipated. At September 30, 1999, the accrual totaled approximately $2.4 million.

Note 7 - Stock Repurchase Program

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. The repurchases will be made in the open market subject to market conditions. There were no treasury stock acquisitions for the three months ended September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations, the Company's Year 2000 readiness and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in this section include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from the Company's expectation as discussed in the forward-looking statement. Factors that could cause such a difference include, but are not limited to, the Company's ability to efficiently execute the realignment of the CRS business; the potential loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the potential for significant liability to clients and third parties; the Company's ability to meet its deadlines regarding Year 2000 readiness and achieve such readiness within its expected expense range; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed below.

Overview
The Company is a leading contract research, medical marketing and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology and medical device industries around the world. The Company's primary objective is to help its clients rapidly obtain the necessary regulatory approvals for their products and market those products successfully. The Company provides the following services to its clients:

    o clinical trials management;
    o data management;
    o biostatistical  analysis;
    o medical marketing;
    o clinical pharmacology;
    o regulatory and medical consulting;
    o performance improvement;
    o industry  training and  publishing;  and
    o other drug  development  consulting services.

The Company is managed through three reportable segments, namely, the contract research services group, consulting services group and the medical marketing group. The contract research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

Generally, the Company's clients can terminate their contracts with the Company upon sixty days' notice or can delay execution of services. Clients terminate or delay contracts for a variety of reasons, including, among others:

    o the failure of products being tested to satisfy safety requirements,
    o unexpected or undesired clinical results of the product,
    o the client's decision to forego a particular study,
    o insufficient  patient enrollment or investigator recruitment, or
    o production problems resulting in shortages of the drug.

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass through basis" without risk or reward to the Company.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net revenue increased by $9.0 million, or 10.8%, to $91.8 million for the three months ended September 30, 1999 from $82.8 million for the three months ended September 30, 1998. Growth occurred across each of the Company's geographic regions with 16.7% revenue growth in the Contract Research Service group and 15.7% growth in the Consulting Group, partially offset by a 17.9% decrease in the Medical Marketing Services revenue growth due to the wind down of a significant project at the end of fiscal 1999. Net revenue growth of $8.9 million was primarily attributable to an increase in the volume of projects serviced by the Company in addition to $1.4 million of incremental revenue resulting from the PharMedicom and CEMAF acquisitions. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $8.4 million, or 15.6%, to $62.1 million for the three months ended September 30, 1999 from $53.7 million for the three months ended September 30, 1998. This increase in direct costs was primarily due to the 10.8% increase in net revenue which required increases in hiring and personnel costs along with related facilities and information systems costs necessary to support current and future increased levels of operation. Direct costs as a percentage of net revenue increased to 67.7% for the three months ended September 30, 1999 from 64.9% for the three months ended September 30, 1998, reflecting an increase in overall operational capacity.

Selling, general and administrative expenses increased by $1.6 million, or 9.2%, to $18.8 million for the three months ended September 30, 1999 from $17.2 million for the three months ended September 30, 1998. This increase was primarily due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses decreased as a percentage of net revenue to 20.4% for the three months ended September 30, 1999 from 20.7% for the three months ended September 30, 1998.

Depreciation and amortization expense increased by $0.9 million, or 20.1%, to $5.1 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998. This increase was primarily due to an increase in capital spending on information technology, facility improvements and furnishings necessary to support the increased level of operations, and due to an increase in goodwill amortization due to the PharMedicom and CEMAF acquisitions. Depreciation and amortization expense increased as a percentage of net revenue to 5.6% for the three months ended September 30, 1999 from 5.1% for the three months ended September 30, 1998.

Income from operations decreased $1.6 million, or 20.7%, to $6.1 million for the three months ended September 30, 1999 from $7.7 million for the three months ended September 30, 1998. Income from operations decreased as a percentage of net revenue to 6.6% for the three months ended September 30, 1999 from 9.3% for the three months ended September 30, 1998, primarily due to the increase in direct costs noted above.

The Company had an income tax provision of $2.4 million and an effective income tax rate of 35.3% for the three months ended September 30, 1999 in comparison to an effective income tax rate of 34.4% for the three months ended September 30, 1998. The increase was due to changes in the mix of taxable income from the different jurisdictions in which the Company operates.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days' revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days' revenue outstanding in accounts receivable, net of advance billings, increased to 62 days at September 30, 1999 compared to 60 days at June 30, 1999.

The Company's cash and cash equivalents remained constant at $62.0 million at September 30, 1999 and at June 30, 1999. Net cash provided by operating activities of $15.2 million resulted primarily from net income excluding depreciation and amortization expense of $9.5 million and a $6.8 million increase in accounts payable and accrued expenses, slightly offset by a net $1.7 million increase in accounts receivable net of deferred revenue.

Net cash used in investing activities of $17.1 million consisted primarily of capital expenditures of $5.6 million related to information technology, facility improvements and furnishings, net purchases of marketable securities of $8.4 million, and a $3.0 million cash payment related to a business acquisition.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $1.4 million, partially offset by the repayment of credit arrangements of $0.6 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $14.3 million. At September 30, 1999, the Company had approximately $13.7 million in available credit under these arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base, and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company. In addition, the Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock.

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

In addition to vendor certification, the Company has conducted time box testing for systems deemed critical to its operations and to the integrity of clinical data. Time box testing utilizes a test machine to test software in a simulated environment where the clock on the machine is advanced to January 1, 2000 and all applications are tested to ensure that the application is still functioning correctly in a simulated Year 2000 environment.

The Year 2000 Program is on schedule for completion of all pre-requisite activities to ensure that the Company's internal systems and services are fully prepared for the century transition. Enterprise clinical data processing systems achieved compliance by June 1999 and substantially all remaining systems achieved compliance by October 4, 1999. A system wide configuration freeze policy was implemented on that date to ensure that Year 2000 readiness will be maintained during the next quarter. A small number of explicitly approved residual remediation and compliance activities will continue through November 1999 necessitated by additional vendor provided software updates.

Contingency plans have been defined for critical business processes and the Program team is finalizing logistics for the millenium transition period, which will be coordinated by a Command Center to be activated during December 1999.

The Company estimates that the aggregate cost of its Year 2000 program will be approximately $3.0 million. Through the quarter ended September 30, 1999, the Company has incurred approximately $2.9 million of these costs. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, if the Company cannot continue to utilize certain resources or rely on third parties to respond timely, or the Company fails to meet its deadlines among other things, actual results could differ materially from those expected by the Company.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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


RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and it's business, including forward-looking statements made in the section of this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations and other forward-looking statements that the Company may make from time to time.

The Loss, Modification, or Delay of Large Contracts May Negatively Impact the Company's Financial Performance

Generally, the Company's clients can terminate their contracts with the Company upon sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including:

    o products being tested fail to satisfy safety requirements;
    o products have unexpected or undesired clinical results;
    o the client decides to forego a particular study, perhaps for economic reasons;
    o not enough  patients enroll in the study;
    o not enough  investigators  are recruited; or
    o production or formulation problems cause shortages of the drug.

In addition, the Company believes that drug companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause drug companies to cancel or delay contracts with contract research organizations at a higher rate than in the past. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance.

The Company's Operating Results Have Fluctuated Between Quarters and Years and May Continue to Fluctuate in the Future

The Company's quarterly operating results have varied, and will continue to vary. Factors that affect these variations include:

    o the level of new business authorizations in a particular quarter or year;
    o the  timing  of  the  initiation,   progress,  delay  or  cancellation  of
      significant projects;
    o exchange rate fluctuations between quarters or years;
    o the mix of services offered in a particular quarter or year;
    o the timing of the opening of new offices;
    o the timing of other internal expansion costs;
    o the timing and amount of costs associated with  integrating  acquisitions;
      and
    o the timing and amount of startup costs incurred in connection with the introduction of new products and services.

A high percentage of the Company's operating costs are fixed. Therefore, the timing of the completion, delay or loss of contracts, or in the progress of client projects, can cause the Company's operating results to vary substantially between reporting periods.

The Company Depends on a Small Number of Industries and Clients for All of its Business

The Company primarily depends on research and development expenditures by pharmaceutical and biotechnology companies. The Company's operations could be materially and adversely affected if:

    o its clients' businesses experience financial problems or are affected by a general economic downturn;
    o consolidation in the drug or biotechnology industries leads to a smaller client base for the Company; or
    o its clients reduce their research and development expenditures.

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, and one client accounted for 20% of consolidated revenue. For the three months ended September 30, 1999, the Company's five largest clients accounted for 49% of its consolidated net revenue, and one client accounted for 26% of consolidated revenue representing an increase of 6% and 9%, respectively, over previous preliminary disclosures. The Company could suffer a material adverse effect if it lost the business of a significant client.

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

In addition, the Company recently realigned its contract research services business into discrete operating units. If the Company cannot execute the realignment of the contract research services business efficiently, the Company could experience a material adverse effect.

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

The Company May Not Be Able to Make Strategic Acquisitions in the Future

The Company relies on its ability to make strategic acquisitions to sustain its growth. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on terms and conditions acceptable to the Company. In addition, the Company faces several obstacles in connection with the acquisitions it consummates, including:

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

The Company May Not Have Adequate Insurance and May Have Substantial Exposure to Payment of Personal Injury Claims

Clinical research services primarily involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a drug approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. The Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. In addition, the Company could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock. Since the Company's common stock has historically traded at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts' expectations. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

The  Company's   Business  Depends  on  Continued   Comprehensive   Governmental
Regulation of the Drug Development Process

In the United States, governmental regulation of the drug development process has become more extensive. In Europe, governmental authorities are coordinating common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. In April 1997, Japan legislated good clinical practices and legitimatized the use of contract research organizations. The Company's business could be materially and adversely affected if governments relaxed their regulatory requirements or simplified their drug approval procedures, since such actions would eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with any applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify research data.

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

The Company is Subject to Currency Translation Risks

The Company derived approximately 43% of its net revenue for fiscal 1999 from operations outside of North America. For the three months ended September 30, 1999, the Company derived approximately 42% of its net revenue from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected.
The Company does not currently hedge against the risk of exchange rate fluctuations.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company has been named as one of many defendants in approximately 20 actions pending in the courts of two states related to a drug for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. The Company has provided notice of these matters to its insurance carrier and has submitted requests for indemnification to the companies for whom the Company provided clinical research services pursuant to the Company's contracts with such companies.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit No.       Description

                27              Financial Data Schedule

          (b) Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated July 2, 1999 reporting the termination by mutual consent of the Agreement and Plan of Merger, dated as of April 28, 1999, between the Company and Covance, Inc.

              The Company filed a Current Report on Form 8-K dated August 19, 1999 reporting fourth quarter and fiscal 1999 financial results.

              The Company filed a Current Report on Form 8-K dated October 26, 1999 reporting first quarter fiscal 2000 financial results and the realignment of its contract research services business into discrete operating units.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of November, 1999.


 PAREXEL International Corporation


 By:/s/   Josef H. von Rickenbach__________

       Josef H. von Rickenbach
       President, Chief Executive Officer and Chairman




 By:/s/   William T. Sobo, Jr. ______________

      William T. Sobo, Jr.
      Senior Vice President, Chief Financial Officer