Form 10-Q
period 1999-12-31
PAREXEL INTERNATIONAL CORP
filed 2000-02-11
CIK 799729

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

                For the Quarterly Period Ended December 31, 1999

                         Commission File Number: 0-27058

                        PAREXEL INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its Charter)

        Massachusetts                                   04-2776269

(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


                                    195 West Street

        Waltham, Massachusetts                                   02451
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 9, 2000, there were 24,889,041 shares of PAREXEL International Corporation common stock outstanding, excluding 377,000 shares in treasury.




                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                                 Page

  Part I.                    Financial Information

                Item 1       Financial Statements (Unaudited):

                             Condensed Consolidated Balance Sheets - December 31, 1999 and June 30,                 3
                             1999

                             Condensed  Consolidated  Statements of Operations -
                             Three  months  ended 4 December  31, 1999 and 1998;
                             Six months ended December 31, 1999 and 1998

                             Condensed Consolidated Statements of Cash Flows - Six months ended                     5
                           December 31, 1999 and 1998

                             Notes to Condensed Consolidated Financial Statements                                   6

                Item 2       Management's Discussion and Analysis of Financial Condition and Results                9
                             of Operations

                Item 3       Quantitative and Qualitative Disclosure About Market Risk                             15

                             Risk Factors                                                                          15

  Part II.                   Other Information

                Item 1       Legal Proceedings                                                                     21

                Item 4       Submission of Matters to a Vote of Security Holders                                   21

                Item 6       Exhibits and Reports on Form 8-K                                                      21

  Signatures                                                                                                       23

  Exhibit Index                                                                                                    24



Part I.  Financial Information
Item 1 - Financial Statements

                                                     PAREXEL INTERNATIONAL CORPORATION

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (in thousands, except share data)
                                                                                     December 31,            June 30,
                                                                                         1999                  1999
                                                                                  --------------------    ----------------
                                                                                      (Unaudited)

                                  ASSETS

Current assets:
 Cash and cash equivalents                                                                    $74,539             $62,005
 Marketable securities                                                                         37,705              27,952
 Accounts receivable, net                                                                     167,202             150,520
 Prepaid expenses                                                                               7,176               7,917
 Other current assets                                                                          17,225              16,432
                                                                                  --------------------    ----------------
       Total current assets                                                                   303,847             264,826

Property and equipment, net                                                                    44,758              47,065
Other assets                                                                                   22,902              21,674
                                                                                  --------------------    ----------------
                                                                                             $371,507            $333,565
                                                                                  ====================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Credit arrangements                                                                           $  394             $ 1,057
 Accounts payable                                                                              11,907              14,698
 Advance billings                                                                             103,845              69,776
 Other current liabilities                                                                     48,636              46,538
                                                                                  --------------------    ----------------
       Total current liabilities                                                              164,782             132,069

Other liabilities                                                                               8,528               9,464
                                                                                  --------------------
                                                                                                          ----------------
       Total liabilities                                                                      173,310             141,533
                                                                                  --------------------    ----------------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                      -                     -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 25,295,237 and 25,132,461 at
   December 31, 1999 and June 30, 1999, respectively; shares
   outstanding: 24,935,237 and 25,103,049 at December 31, 1999
   and June 30, 1999, respectively                                                                252                 251
 Additional paid-in capital                                                                   161,085             159,592
 Retained earnings                                                                             45,288              35,785
 Accumulated other comprehensive income                                                        (4,752)             (3,579)
 Treasury stock, at cost                                                                       (3,676)                (17)
                                                                                  --------------------    ----------------
     Total stockholders' equity                                                               198,197             192,032
                                                                                  --------------------    ----------------
                                                                                             $371,507            $333,565
                                                                                  ====================    ================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 (in thousands, except per share data)
                                                              For the three months ended         For the six months ended December
                                                                     December 31,                               31,
                                                           ----------------------------------    -----------------------------------
                                                                1999               1998               1999                1998
                                                           ---------------    ---------------    ----------------    ---------------
Net revenue                                                       $97,957            $87,855            $189,725           $170,690
                                                           ---------------    ---------------    ----------------    ---------------

Costs and expenses:
  Direct costs                                                     66,790             58,890             128,923            112,627
  Selling, general and administrative                              19,684             17,215              38,449             34,394
  Depreciation and amortization                                     5,156              4,473              10,251              8,715
  Facilities benefit                                             -                  -                      (312)           -
                                                           ---------------    ---------------    ----------------    ---------------

                                                                   91,630             80,578             177,311            155,736
                                                           ---------------    ---------------    ----------------    ---------------

Income from operations                                              6,327              7,277              12,414             14,954

Other income, net                                                   1,848                627               2,622              1,340
                                                           ---------------    ---------------    ----------------    ---------------

Income before provision for income taxes                            8,175              7,904              15,036             16,294
Provision for income taxes                                          3,111              2,763               5,533              5,648
                                                           ---------------    ---------------    ----------------    ---------------

Net income                                                         $5,064             $5,141              $9,503            $10,646
                                                           ===============    ===============    ================    ===============

Earnings per share:
  Basic                                                             $0.20              $0.21               $0.38              $0.43
  Diluted                                                           $0.20              $0.21               $0.38              $0.42

Shares used in computing earnings per share:

  Basic                                                            25,070             24,787              25,112             24,732
  Diluted                                                          25,216             25,077              25,261             25,084

            See notes to condensed consolidated financial statements.


                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                                   For the six months ended

                                                                                                            December 31,

                                                                                             --------------------------------------

                                                                                                    1999                 1998
                                                                                              ----------------    -----------------
Cash flows from operating activities:

  Net income                                                                                       $ 9,503             $ 10,646
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                   10,251                8,715
    Changes in operating assets and liabilities, net of effects of acquisition                      15,434              (7,060)
                                                                                              ----------------    -----------------

Net cash provided by operating activities                                                           35,188               12,301
                                                                                              ----------------    -----------------

Cash flows from investing activities:

  Purchase of marketable securities                                                                (54,505)             (30,550)
  Proceeds from sale of marketable securities                                                       44,752               50,179
  Other investing activities                                                                           (53)                    -
  Acquisition of business                                                                           (3,000)                    -
  Purchase of property and equipment                                                                (7,874)              (8,754)
                                                                                              ----------------    -----------------

 Net cash (used in) provided by investing activities                                               (20,680)               10,875
                                                                                              ----------------    -----------------

Cash flows from financing activities:

  Proceeds from issuance of common stock                                                             1,494                2,302
  Repurchase of common stock                                                                        (3,659)                    -
  Repayments on credit arrangements                                                                   (863)              (1,246)
                                                                                              ----------------    -----------------

Net cash (used in) provided by financing activities                                                 (3,028)                1,056
                                                                                              ----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                         1,054              (1,200)
                                                                                              ----------------    -----------------

Net increase in cash and cash equivalents                                                           12,534               23,032

Cash and cash equivalents at beginning of period                                                    62,005               39,941
                                                                                              ----------------    -----------------

Cash and cash equivalents at end of period                                                         $74,539              $62,973
                                                                                              ================    =================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2 -- Earnings per Share

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                                 For the three months          For the six months
                                                                  ended December 31,           ended December 31,
                                                                  1999          1998           1999          1998
                                                                ----------    ----------     ----------    ----------

Net income attributable to common shares                           $5,064        $5,141         $9,503       $10,646
                                                                ==========    ==========     ==========    ==========

Basic Earnings Per Common Share Computation:

Weighted average common shares outstanding                         25,070        24,787         25,112        24,732
                                                                ==========    ==========     ==========    ==========
Basic earnings per common share                                     $0.20         $0.21          $0.38         $0.43
                                                                ==========    ==========     ==========    ==========

Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:

  Shares attributable to common stock outstanding                  25,070        24,787         25,112        24,732
  Shares attributable to common stock options                         146           290            149           352
                                                                ----------    ----------     ----------    ----------
                                                                   25,216        25,077         25,261        25,084
                                                                ==========    ==========     ==========    ==========
Diluted earnings per common share                                   $0.20         $0.21          $0.38         $0.42
                                                                ==========    ==========     ==========    ==========



Note 3 - Comprehensive Income

Comprehensive income has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income, which is comprised of net income and foreign currency translation adjustments, totaled $3.2 million and $4.4 million for the three months ended December 31, 1999 and 1998, respectively, and $8.3 million and $9.5 for the six months ended December 31, 1999 and 1998, respectively.

Note 4 - Segment Information

The Company is managed through three reportable segments, namely, the Contract Research Services group, Consulting Group and the Medical Marketing Group. The Contract Research Services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's Consulting Group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The Medical Marketing Services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

                                                         For the three months ended         For the six months ended
                                                                December 31,                      December 31,
----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                            1999             1998             1999           1998
----------------------------------------------------------------------------------------------------------------------
Net revenue:
  Contract Research Services                                  $69,470         $58,127        $134,563        $113,902
  Consulting Group                                             16,864          14,385          32,199          27,634
  Medical Marketing Services                                   11,623          15,343          22,963          29,154
                                                        --------------    ------------     -----------    ------------
                                                              $97,957         $87,855        $189,725        $170,690
                                                        ==============    ============     ===========    ============
Gross profit:
  Contract Research Services                                  $23,893         $20,648         $47,339         $41,735
  Consulting Group                                              4,056           4,338           7,199           8,493
  Medical Marketing Services                                    3,218           3,979           6,264           7,835
                                                        --------------    ------------     -----------    ------------
                                                              $31,167         $28,965         $60,802         $58,063
                                                        ==============    ============     ===========    ============


Note 5 - Acquisition

On September 1, 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. The purchase agreement also provides for the payment of an additional $3.0 million in May 2000 to purchase certain buildings contingent upon certain events. In accordance with the terms of the asset purchase agreement, the Company is contingently obligated to pay up to an additional $4 million in contingent purchase price if CEMAF achieves certain established earnings targets for the three years ending June 30, 2002. In connection with recording the assets and liabilities acquired, the Company recorded a charge of approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. Pro forma results of operations of the Company, assuming this acquisition was recorded at the beginning of each period presented, would not be materially different from actual results presented.

Note 6 - Facility benefit

During the fourth quarter of fiscal 1999, the Company accrued a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income.

During the six months ended December 31, 1999, the Company recorded $1.1 million against the accrued costs while also recording a $312,000 benefit primarily attributable to the favorable impact of a lease buyout agreement not previously anticipated. At December 31, 1999, the accrual totaled approximately $1.1 million.

Note 7 - Stock Repurchase Program

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. The repurchases will be made in the open market subject to market conditions. During the three months ended December 31, 1999, the Company acquired 360,000 shares at a total cost of $3.7 million

Note 8 - Recently issued Accounting Standard

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

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

The statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in this section include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from the Company's expectation as discussed in the forward-looking statement. Factors that could cause such a difference include, but are not limited to, the Company's ability to efficiently execute the realignment of the CRS business; the potential loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the potential for significant liability to clients and third parties; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed below.

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

The Company is managed through three reportable segments, namely, the Contract Research Services group, Consulting Group and the Medical Marketing Services group. The Contract Research Services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's Consulting Group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The Medical Marketing Services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

During the six months ended December 31, 1999, the Company experienced contract cancellations of $76 million, compared to contract cancellations of $18 million for the same six month period last fiscal year. Contract backlog at December 31, 1999 was $411 million which compared to contract backlog of $349 million one year ago. (See Risk Factors "The Loss, Modification, or Delay of Large Contracts May Negatively Impact the Company's Financial Performance.")

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass through basis," without risk or reward to the Company.

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

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net revenue increased by $10.1 million, or 11.5%, to $98.0 million for the three months ended December 31, 1999 from $87.9 million for the same period one year ago. Contract Research Services revenue increased by $11.3 million, or 19.5%, to $69.5 million primarily due to an increase in the number of contracts being serviced by the Company. The Consulting Group's revenue increased by $2.5 million, or 17.2%, to $16.9 million due primarily to the addition of $1.7 million of incremental revenue resulting from the acquisitions of Groupe PharMedicom S. A. ("PharMedicom") (in March 1999) and CEMAF (in September
1999)., Medical Marketing Services revenue declined by $3.7 million, or 24.2%, to $11.6 million due primarily to the wind-down of a significant project at the end of fiscal 1999. The total company increase in net revenue, excluding the incremental revenue associated with the acquisitions of PharMedicom and CEMAF, was $7.5 million, or 8.5%. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $7.9 million, or 13.4%, to $66.8 million for the three months ended December 31, 1999 from $58.9 million for the same period one year ago. The increase in direct costs is primarily due to the 11.5% increase in net revenues which necessitated increases in hiring and personnel costs, along with facilities and information system costs necessary to support current and future levels of operation. Direct costs as a percentage of net revenue increased to 68.2% for the three months ended December 31, 1999 compared to 67.0% for the same period last fiscal year. This increase is primarily due to additional investments in the Consulting Group as part of the Company's geographic expansion efforts and in the Contract Research Services segment as part of the initiative to realign management and operations along client lines.

Selling, general and administrative expenses increased by $2.5 million, or 14.3%, to $19.7 million for the three months ended December 31, 1999 from $17.2 million for the same period one year ago. The increase is due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue increased to 20.1% for the three months ended December 31, 1999 from 19.6% for the same period one year ago.

Depreciation and amortization expense increased by $0.7 million, or 15.3%, to $5.2 million for the three months ended December 31, 1999 from $4.5 million for the same period one year ago. This increase was primarily due to an increase in capital spending on information technology, facility improvements and furnishings necessary to support the increased level of operations and due to an increase in goodwill amortization due to the PharMedicom and CEMAF acquisitions. Depreciation and amortization expense as a percentage of net revenues increased to 5.3% for the three months end December 31, 1999 from 5.1% for the same period last fiscal year.

Income from operations decreased $1.0 million, or 13.1%, to $6.3 million for the three months ended December 31, 1999 from $7.3 million for the same period one year ago. Income from operations decreased as a percentage of net revenues to 6.5% for the three months ended December 31, 1999 from 8.3% for the same period last year primarily due to the increase in direct costs noted above.

Other income, net was $1.8 million for the quarter, an increase of $1.2 million over the same period last fiscal year. The increase was primarily due to a non-recurring $0.6 million pre-tax gain on the sale of a minority interest held by the Company and by increased interest income due to higher average balances of cash and marketable securities.

The Company had an effective income tax rate of 38.1% for the three months ended December 31, 1999 compared to 35.0% for the same period last fiscal year. The increase was due to unfavorable changes in the mix of taxable income from the different jurisdictions which the Company operates.

Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

Net revenues increased by $19.0 million, or 11.2%, to $189.7 million for the six months ended December 31, 1999 from $170.7 million from the same six month period one year ago. Contract Research Services revenue increased by $20.7 million, or 18.1%, to $134.6 million due primarily to an increase in the number of contracts being serviced by the Company. The Consulting Group's revenue increased by $4.6 million, or 16.5%, to $32.2 million due primarily to the addition of $2.7 million of incremental revenue resulting from the acquisitions of PharMedicom (in March 1999) and CEMAF ( in September 1999). Medical Marketing Services revenue decreased by $6.2 million, or 21.2%, to $23.0 million due primarily to the wind down of a significant project at the end of fiscal 1999. The total company increase in net revenue, excluding the incremental revenue associated with the acquisitions of PharMedicom and CEMAF, was $14.5 million, or 8.5%. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $16.3 million, or 14.5%, to $128.9 million for the six months ended December 31, 1999 from $112.6 million for the same six month period one year ago. The increase in direct costs is primarily due to the 11.2% increase in net revenues which required increases in hiring and personnel costs, along with facilities and information systems costs necessary to support current and future levels of operations. Direct costs as a percentage of net revenue increased to 68.0% for the six months ended December 31, 1999 compared to 66.0% for the same six months period of last fiscal year. This increase is primarily due to additional investments in the Consulting Group as part of the Company's geographic expansion efforts and in the Contract Research Services segment as part of the initiative to realign management and operations along client lines.

Selling, general and administrative expenses increased by $4.1 million, or 11.8%, to $38.4 million for the six months ended December 31, 1999 from $34.4 million for the same six month period last fiscal year. The increase is due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue increased slightly to 20.3% for the six months ended December 31, 1999 from 20.1% for the same six month period last fiscal year.

Depreciation and amortization expense increased by $1.5 million, or 17.6%, to $10.3 million for the six months ended December 31, 1999 from $8.7 million for the same six month period last fiscal year. This increase was primarily due to an increase in capital spending on information technology, facilities improvements and furnishings necessary to support the increased level of operations, and due to an increase in goodwill amortization due to the PharMedicom and CEMAF acquisitions. Depreciation and amortization expense as a percentage of net revenue increased to 5.4% for the six months ended December 31, 1999 from 5.1% for the same period last fiscal year.

Income from operations decreased by $2.5 million, or 17.0%, to $12.4 million for the six months ended December 31, 1999 from $15.0 million for the same six month period last fiscal year. Operating income as a percentage of net revenues was 6.5% for the six months ended December 31, 1999 compared to 8.8% for the comparable period one year ago, due primarily to the increase in direct costs noted above.

Other income, net was $2.6 million for the six months ended December 31, 1999, an increase of $1.3 million over the same six month period last fiscal year. The increase is attributed to higher interest income due to higher average balances of cash and marketable securities and to a non-recurring $0.6 million pre-tax gain on the sale of a minority interest held by the Company.

The Company had an effective tax rate of 36.8% for the six months ended December 31, 1999 compared to 34.7% for the same six month period last fiscal year. The increase was due to unfavorable changes in the mix of taxable income from the different jurisdictions in which the Company operates.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, decreased to 45 days at December 31, 1999 compared to 60 days at June 30, 1999. The decrease is attributed to significant advanced billings on a new series of contracts and to an increase in customer payments at the end of the calendar year.

In September 1999 the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of December 31, 1999 a total of 360,000 shares at a total cost of $3.7 million had been repurchased.

The Company's cash and cash equivalents were $74.5 million at December 31, 1999, and increase of $12.5 million from $62.0 million at June 30, 1999, despite the common stock repurchases.

Net cash provided by operating activities of $35.2 million resulted primarily from net income excluding depreciation and amortization of $19.8 million, a decrease of $17.6 million in accounts receivable net of advanced billings and an increase in accounts payable and accrued expenses of $1.7 million.

Net cash used for investing activities of $20.7 million consisted primarily of capital expenditures of $7.9 million, net purchases of marketable securities of $9.8 million and a $3.0 million cash payment related to a business acquisition.

Financing activities consisted primarily of net proceeds from the issuance of common stock of $1.5 million which was more than offset by repurchases of the Company's common stock of $3.7 million and repayment on credit arrangements of $0.9 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $14.7 million. At December 31, 1999 the Company had approximately $14.2 in available credit under these arrangements.

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

Year 2000 Readiness Disclosure Statement

Information Systems are an integral part of the services the Company provides. As such, the Company recognized that it must ensure that its service and operations would not be adversely affected by Year 2000 software and equipment failures (the "Year 2000 Issue") which can arise from the use of date-dependant systems that utilize only two digits to represent the year applicable to a transaction; for example "99" to represent "1999" rather than the full four digits. Computer systems engineered in this manner may not operate properly when the last two digits or the year became "00", as occurred on January 1, 2000.

The Company established a Year 2000 Program in 1998 to address the Year 2000 Issue. As of the date of this filing, the Company has incurred no significant disruption to its service associated with the Year 2000 Issue, either from its own information systems or from critical vendor or supplier services.

The Company estimates the aggregate cost of its Year 2000 Program will be approximately $3.3 million. Through the quarter ending December 31, 1999, the Company has incurred approximately $3.2 million of these costs.

Recently issued Accounting Standard

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

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

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operations and other forward-looking statements that the Company may make from time to time.

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

In addition, the Company believes that drug companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause drug companies to cancel or delay contracts with contract research organizations at a higher rate than in the past. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance, and on its revenue growth rates.

The Company's Operating Results Have Fluctuated Between Quarters and Years and May Continue to Fluctuate in the Future

The Company's quarterly operating results have varied, and will continue to vary. Factors that affect these variations include:

o  the level of new business authorizations in a particular quarter or year;

o  the timing of the initiation,  progress, delay or cancellation of projects;
o  exchange rate fluctuations between quarters or years;
o  the mix of services offered in a particular quarter or year;
o  the timing of the opening of new offices;
o  the timing of other internal expansion costs;
o  the timing and amount of costs associated with integrating acquisitions; and
o the timing and amount of startup costs incurred in connection with the introduction of new products and services.

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

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations could be materially and adversely affected. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, and one client accounted for 20% of consolidated net revenue. For the six months ended December 31, 1999, the Company's five largest clients accounted for 47% of its consolidated net revenue, and one client accounted for 24% of consolidated net revenue. The Company could suffer a material adverse effect if it lost the business of a significant client.

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

The Company May Not Have Adequate Insurance and May Have Substantial Exposure to Payment of Personal Injury Claims

Clinical research services primarily involve the testing of experimental drugs on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a drug approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. The Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not honored in accordance with its terms. In addition, the Company could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock. Since the Company's common stock has historically traded at a relatively high price-earnings multiple, due in part to analysts' expectations of continued earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings or a change in analysts' expectations. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

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

The contract research organizations industry is fragmented, with several hundred small, limited-service providers and several large, full-service contract research organizations with global operations. The Company competes against large contract research organizations, including Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc., for both clients and acquisition candidates. In addition, the Company competes for contract research organizations contracts as a result of the consolidation within the drug industry and the growing tendency of drug companies to outsource to a small number of preferred contract research organizations.

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

The Company is Subject to Currency Translation Risks

The Company derived approximately 43% of its net revenue for fiscal 1999 from operations outside of North America. For the six months ended December 31, 1999, the Company derived approximately 42% of its net revenue from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations.

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

         (a) On November 11, 1999, the Company held its 1999 Annual Meeting of Stockholders.

         (b) Not applicable.

         (c) At the meeting, the stockholders of the Company voted:

             (1) to elect the  following  persons to serve as Class I directors, to serve for a three-year term (until the Annual Meeting of Stockholders in 2002) The votes cast were as follows:

                                                         For        Withheld
                                                     -----------   ----------
                 Patrick J. Fortune, Ph.D.            21,114,439     421,277

                 Prof. Dr. med. Werner M. Herrmann    19,305,396   2,230,320

             (2) to approve an amendment to the  Company's  1995 Stock Plan (the
                 "Plan") to increase the number of shares currently reserved for issuance under the Plan by 800,000 shares. The votes cast were as follows:

                 For              Against        Abstain          Unvoted
                 ----------      ---------      ---------        ---------
                 18,179,631      2,711,888       644,197          720,244

             (3) to  ratify  the  selection  of  PricewaterhouseCoopers  LLP  as independent auditors for the fiscal year ending June 30, 2000. The votes cast were as follows:

                 For              Against        Abstain          Unvoted
                 ----------      ---------      ---------        ---------
                 21,470,952        25,926         38,838          720,244

         (d) Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No.       Description

              10.1 Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company

              27                Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated January 25, 2000 reporting financial results for the three months ended December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of February 2000.

 PAREXEL International Corporation

 By:/s/ Josef H. von Rickenbach

       Josef H. von Rickenbach

       President, Chief Executive Officer and Chairman

 By:/s/ William T. Sobo, Jr

      William T. Sobo, Jr.
      Senior Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.        Description

  10.1 Amended and restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company

  27               Financial Data Schedule

                                  EXHIBIT 10.1

                              Amended and Restated
                              Employment Agreement

         Amended and Restated Agreement dated this 6th day of December, 1999 between PAREXEL International Corporation, a Massachusetts corporation having its principal place of business in Waltham, Massachusetts (the "Company"), and Josef H. von Rickenbach residing in Lexington, Massachusetts (the "Employee").

WITNESSETH:

     WHEREAS, the Company considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its stockholders; and

         WHEREAS, on the date of this agreement Employee is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and has developed an intimate and thorough knowledge of the Company's business methods and operations; and

         WHEREAS, the retention of Employee's services, for and on behalf of the Company, is materially important to the preservation and enhancement of the value of the Company's business; and

         WHEREAS, the Company is desirous of formalizing Employee's employment upon the terms and conditions contained herein; and Employee is desirous of continuing to be employed by the Company in accordance with such terms and conditions,

         NOW, THEREFORE, in consideration of the mutual promises set forth herein, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto do hereby agree as follows:

         1. Employment. The Company hereby agrees to employ Employee, and Employee agrees to be employed by the Company in accordance with and pursuant to the terms and conditions set forth below.

         2. Term of Employment. This Agreement shall be for an initial term of three (3) years. Upon the first anniversary hereof (and upon each successive anniversary thereafter), this Agreement shall be automatically renewed for a three (3) year term commencing on the date of such renewal (i.e. each such renewal term will extend the term in effect immediately prior to such renewal by one year), unless either party hereto notifies the other in writing of its intent not to renew this Agreement upon not less than ninety (90) days notice prior to the renewal date hereof. In the event either party gives the other proper notice of non-renewal, then this Agreement shall only continue for the balance of the then existing term. Notwithstanding anything contained herein to the contrary, any term of employment may be earlier terminated as provided in
Section 8 hereof.

         3. Position and Responsibilities

                  (a) Employee will occupy the position of President and Chief Executive Officer of the Company.

                  (b) Employee will report directly to the Board of Directors and shall have such duties and responsibilities as are set forth in the By-Laws of the Company, which duties and responsibilities shall include, but not be limited to, overall management responsibilities for the operation and administration of the Company as well as such other duties and responsibilities, consistent with Employee's position as President and Chief Executive Officer, as shall be defined by the Board of Directors.

                  (c) Employee will be expected to be in the full-time employment of the Company, to devote substantially all of his business time and attention, and exert his best efforts to the performance of his duties hereunder, and to serve the Company diligently and to the best of his ability; provided, however, nothing set forth herein shall prohibit Employee from (i) serving as a member of the board of directors of an unaffiliated company (including, without limitation, not-for-profit entities) not in competition with the Company subject, however, in each such case of board membership, to prior approval of the Board of Directors of the Company and (ii) engaging in charitable and community activities to the extent that such activities do not, either individually or in the aggregate, impair the ability of Employee to perform his duties and obligations under this Agreement; provided, further, that Employee shall promptly notify the Board of Directors of any such outside activities and in the event the Board of Directors reasonably determines that any such activity or activities materially interfere with the ability of Employee to perform his duties and obligations as President and Chief Executive Officer of the Company, Employee agrees to promptly cease such outside activity or activities.

         4. Compensation. The Company shall pay to Employee a salary (the "base salary") at a monthly rate of twenty nine thousand, one hundred sixty seven dollars ($29,167), subject to deductions for social security, payroll withholding and all other legally required or authorized deductions and withholdings. Employee's salary shall be payable at the same time and on the same basis as the Company pays its executive employees in general. The Board of Directors or the Compensation Committee thereof shall review Employee's base salary no less frequently than annually. In no event shall Employee's base salary be decreased during his period of employment.

         5. Annual Incentive Payments. In addition to the base salary referenced in Section 4, Employee shall be entitled to annual (i.e. fiscal year) bonuses ("incentive payments") if he satisfies agreed upon goals/objectives to be established by the Board of Directors or Compensation Committee at its sole and absolute discretion in consultation with Employee on an annual basis, with the goals/objectives for any fiscal year to be established by the end of the first quarter of such fiscal year. The amount of such bonuses, if any, shall be determined by the Board of Directors or Compensation Committee. In no event shall Employee's target bonus opportunity for any fiscal year be less than the amount, if any, by which $560,000 exceeds Employee's base salary for such fiscal year.

         6. Stock Options and Other Long Term Incentive Programs. Employee shall continue to be entitled to receive stock options pursuant to the Company's Amended and Restated 1995 Stock Plan (or any successor plan or additional plans the Company may adopt in the future), including in each case any amendments thereto. The number of shares covered by any such option grants, the exercise price per share and other terms and conditions governing such options shall be determined by the Stock Option Committee, subject however to the terms of such 1995 Plan and any other applicable option plan, each as amended from time to time, and, to the extent applicable, the provisions of this Agreement. The Stock Option Committee is not under any obligation, express or implied, to make any option grants, and any such grants will be made by the Stock Option Committee acting in its sole discretion. In addition, Employee shall also be eligible to participate in any other long term incentive program covering executive employees generally. To the extent permitted by law and the governing provisions of the plan documents, in the event of a termination, Employee shall have the authority to direct the payment by the Company of any lump sum amounts received pursuant to any long term incentive or pension program into a tax-free rollover, if applicable.

         7.       Benefits; Expenses; Vacations.
                  -----------------------------

                  (a) Employee shall be entitled to receive the same standard employee benefits, perquisites and services as other executive employees of the Company receive generally. Employee shall also be entitled to fully participate in all of the Company's future employee benefit programs, perquisites and services in accordance with their then existing terms.

                  (b) Employee shall be entitled to reimbursement for all approved and reasonable travel and other business expenses incurred by him in connection with his services to the Company pursuant to the terms of this Agreement. All business expenses for which Employee seeks reimbursement from the Company shall be adequately documented by Employee in accordance with the Company's procedures covering expense reimbursement, and in compliance with regulations of the U.S. Internal Revenue Service.

                  (c) Employee shall be entitled to vacation days in accordance with the Company's employment policies and practices applicable to executive employees of the Company generally, as such policies and practices are from time to time in effect.

         8. Employment Termination. The employment of Employee pursuant to this Agreement shall terminate upon the occurrence of any of the following:

                  (a) Expiration of the employment term set forth in Section 2.

                  (b) For Cause (as defined in Section 10) upon written notice by the Company to the Employee.

                  (c) Death or thirty (30) days after the disability (as defined in Section 10) of Employee.

                  (d) At the election of either the Company without Cause (as defined below) or Employee without Good Reason (as defined below), upon not less than sixty (60) days prior written notice of termination.

                  (e) At the election of Employee for Good Reason (as defined in Section 10), upon not less than thirty (30) days prior written notice of termination, which written notice must be given by Employee within ninety (90) days after the occurrence of such Good Reason.

         9.       Effect of Termination.
                  ---------------------

                  (a) Termination at the Expiration of the Employment Term. In the event Employee has a termination from employment pursuant to Section 8(a), the Company shall pay him within thirty (30) days of the last day of the term of this Agreement, a lump sum payment equal to any base salary (less applicable deductions), incentive payments and benefits, perquisites and services earned by Employee or otherwise payable to him through the last day of the term of this Agreement pursuant to Section 2, but not yet paid to Employee.

                  In the event of termination pursuant to Section 8(a) where Employee has given a notice of non-renewal in accordance with Section 2: all (i) vested stock options shall remain exercisable in accordance with their terms and
(ii) non-vested stock options shall be canceled in accordance with their terms; and all (i) unvested portions of any other long term incentive programs referenced in Section 6 shall be canceled and (ii) vested portions of any other long term incentive programs referenced in Section 6 shall be paid to Employee in accordance with their terms.

                  In all other events of termination pursuant to Section 8(a): all previously granted, but unexercised stock options which are outstanding on Employee's date of termination shall remain (or shall become) fully vested and exercisable as of such date, and shall be exercisable in accordance with their terms; provided, however, that any such acceleration of exercisability shall not extend the period after a termination of employment within which any option may be exercised by Employee in accordance with the provisions of the relevant option agreement and option plan. In addition, any amounts or awards to which Employee may be entitled under any other long term incentive program referenced in Section 6 (whether or not vested) shall be paid to Employee in a lump-sum within thirty (30) days of his termination.

                  (b) Termination for Cause or at Election of Employee. In the event Employee's employment is terminated by the Company for Cause pursuant to
Section 8(b), or at the election of the Employee pursuant to Section 8(d), the Company shall pay Employee within thirty (30) days of his termination a lump sum equal to any base salary (less applicable deductions), incentive payment and benefits, perquisites and services earned by Employee or otherwise payable to him through the last day of his actual employment by the Company, but not yet paid to Employee.

                  All (i) vested stock options shall remain exercisable in accordance with their terms and (ii) non-vested stock options shall be canceled in accordance with their terms. All (i) unvested portions of any other long term incentive programs referenced in Section 6 shall be canceled and (ii) vested portions of any other long term incentive programs referenced in Section 6 shall be paid to Employee in accordance with its terms.

                  (c) Termination at the Election of the Company Without Cause or at the Election of Employee for Good Reason, Other than in Connection with a Change of Control. In the event that Employee's employment is terminated at the election of the Company without Cause pursuant to Section 8(d), or at the election of the Employee for Good Reason pursuant to Section 8(e), in each case other than in circumstances covered by Section 9(d) below, the Company shall continue to pay Employee his then base salary (less applicable deductions), incentive payments and benefits, perquisites and services otherwise payable to him through the date which is three (3) years after the date the Employee's employment is terminated. The incentive payments referred to in the preceding sentence for each year of the severance payments shall be equal to the greater of Employee's target incentive award for the year of his termination, or his actual incentive payment for the immediately preceding year.

                  All previously granted, but unexercised stock options which are outstanding on Employee's date of termination shall remain (or shall become) fully vested and exercisable as of such date, and shall be exercisable in accordance with their terms; provided, however, that any such acceleration of exercisability shall not extend the period after a termination of employment within which any option may be exercised by Employee in accordance with the provisions of the relevant option agreement and option plan. In addition, any amounts or awards to which Employee may be entitled under any other long term incentive program referenced in Section 6 (whether or not vested) shall be paid to Employee in a lump-sum within thirty (30) days of his termination.

                  (d) Termination at the Election of the Company Without Cause or at the Election of Employee for Good Reason, in Connection with a Change of Control. In the event that, during the period beginning twelve (12) months prior to a Change of Control (as defined in Section 10) and subsequent to the commencement of substantive discussions that ultimately result in the Change of Control and ending eighteen (18) months following such Change of Control, Employee's employment is terminated at the election of the Company without Cause pursuant to Section 8(d), or at the election of the Employee for Good Reason pursuant to Section 8(e) (provided that any such termination by Employee must occur promptly (and in any event within ninety (90) days) after the occurrence of the event or events constituting Good Reason), the Company shall pay Employee within thirty (30) days following the Change of Control (if Employee's employment was terminated on or prior to the Change of Control) or within thirty days following the date Employee's employment is terminated (if such employment is terminated after the Change of Control):

                           (i) if Employee's employment was terminated on or prior to the Change of Control, a lump-sum equal to the amount of base salary (less applicable deductions), incentive payments and benefits, perquisites and services that would have been payable to Employee had he remained an employee of the Company through the date of the Change of Control; and

                           (ii) a lump-sum equal to the amount of base salary (less applicable deductions), incentive payments and benefits, perquisites and services otherwise payable to him through the date which is three (3) years after the date the Employee's employment is terminated (with incentive payments for each year of the severance payments being equal to the greater of Employee's target incentive award for the year of his termination, or his actual incentive payment for the immediately preceding year); and

                           (iii) All previously granted, but unexercised stock options which are outstanding on Employee's date of termination shall remain (or shall become) fully vested and exercisable as of such date, and shall be exercisable in accordance with their terms; provided, however, that: (1) any acceleration of exercisability shall not occur to the extent that: (I) the Change of Control is intended to be accounted for as a pooling of interests, and (II) the Company concludes, after consulting with its independent accountants, that such acceleration would prevent the Change of Control transaction from being accounted for as a pooling of interests for financial accounting purposes; (2) any such acceleration of exercisability shall not occur as to any option if the Change of Control does not occur within the period within which Employee may exercise such option after a termination of employment in accordance with the provisions of the relevant option agreement and option plan and (3) any such acceleration of exercisability shall not extend the period after a termination of employment within which any option may be exercised by Employee in accordance with the provisions of the relevant option agreement and option plan. In addition, any amounts or awards to which Employee may be entitled under any other long term incentive program referenced in
         Section 6 (whether or not vested) shall be paid to Employee in a lump-sum within thirty (30) days of his termination.

                  In addition, upon the request of Employee, the Company shall provide outplacement services through one (1) or more outside firms of Employee's choosing up to an aggregate amount of thirty-five thousand dollars ($35,000), with such services to extend until the earlier of: (i) twelve (12) months following the termination of Employee's employment or (ii) the date Employee secures full time employment.

                  Any amounts or benefits payable to Employee under this Section 9(d) shall be in lieu of, and not in addition to any other amounts or benefits under this Agreement which might otherwise have been or be payable to Employee. In that regard, any amounts and benefits set forth in this Section 9(d) shall be, as applicable, eliminated or reduced by any and all other severance or other amounts or benefits paid or payable to Employee as a result of the termination of his employment, including any amounts that were paid to Employee pursuant to
Section 9(c) if Employee's employment was terminated prior to a Change of Control that was later determined to give rise to benefits pursuant to this
Section 9(d).

                   (e) Termination for Death or Disability. In the event Employee's employment is terminated by death or disability pursuant to Section 8(c), the Company shall pay to the estate of Employee, or to Employee, as the case may be, within thirty (30) days of Employee's death, or disability a lump-sum equal to his then base salary, incentive payments and benefits, perquisites and services otherwise payable to him through the date which is three (3) years after the date of the Employee's death or disability, or such other period as may be required by law; provided, however, any amounts payable as a result of Employee's disability shall be reduced by any Company provided long term disability payments received by him. The incentive payments referred to in the preceding sentence for each year of the three year period following the Employee's death or disability shall be equal to the greater of Employee's target incentive amount for the year of his death or disability, or his actual incentive payment for the immediately preceding year.

                  All previously granted, but unexercised stock options which are outstanding on Employee's date of termination shall remain (or shall become) fully vested and exercisable as of the date of his death or disability and shall be exercisable in accordance with their terms. In addition, any amounts or awards to which Employee may be entitled under any other long term incentive program referenced in Section 6 as a result of Employee's death or disability, shall be paid to the estate of Employee, or to Employee, as the case may be, in a lump-sum within thirty (30) days of Employee's death, or sixty (60) days after termination for disability.

         10.      Certain Definitions.
                  -------------------

                  (a) "Change of Control" Definition. For purposes of this Agreement, "Change of Control" shall mean the closing of:

                           (i) a merger, consolidation, liquidation or reorganization of the Company into or with another Company or other legal person, after which merger, consolidation, liquidation or reorganization the capital stock of the Company outstanding prior to consummation of the transaction is not converted into or exchanged for or does not represent more than 50% of the aggregate voting power of the surviving or resulting entity;

                           (ii) the direct or indirect acquisition by any person (as the term person is used in Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934, as amended) of more than 50% of the voting capital stock of the Company, in a single or series of related transactions, or

                           (iii) the sale, exchange, or transfer of all or substantially all of the Company's assets (other than a sale, exchange or transfer to one or more entities where the stockholders of the Company immediately before such sale, exchange or transfer retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the entities to which the assets were transferred).

                  (b) "Good Reason" Definition. For purposes of this Agreement, Good Reason shall mean (i) the assignment to Employee of any duties inconsistent in any adverse, material respect with his position, authority, duties or responsibilities as President and Chief Executive Officer of the Company, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities, (ii) a material reduction in the aggregate of Employee's base or incentive compensation or the termination of Employee's rights to any employee benefits, except to the extent that any such benefit is replaced with a comparable benefit, or a reduction in scope or value thereof, other than as a result of across-the-board reductions or terminations affecting officers of the Company generally, (iii) a relocation of Employee's place of business to a new location more than 40 (forty) miles distant from the Employee's prior place of business, provided, however, that travel consistent with past practices for business purposes shall not be considered "relocation" for purposes of this clause (iii), or (iv) prior to a Change in Control the failure by the Company to effect the nomination of Employee for election to the Company's Board of Directors upon the expiration of Employee's then-current term as a director.

                  (c) "Cause" Definition. For the purposes of this Agreement, "Cause" shall mean: (i) any material breach by Employee of this Agreement or a refusal by Employee to comply in all material respects with a directive(s) reasonably assigned by the Company's Board of Directors; (ii) the commission by Employee of a felony, either in connection with the performance of his obligations to the Company or which adversely affects Employee's ability to perform such obligations; (iii) gross negligence, breach of fiduciary duty or breach of any confidentiality, non-competition or developments agreement in favor of the Company; or (iv) the commission by Employee of an act of fraud or embezzlement or other acts which result in loss, damage or injury to the Company, whether directly or indirectly. Any notice of termination of employment for cause shall set forth in reasonable detail the facts and circumstances claimed to provide the basis for such termination under the provisions contained herein and the date of termination ("Termination Date"). With respect to termination pursuant to subsection (i) hereof, Employee shall be given the opportunity to cease or correct the performance (or nonperformance) giving rise to such notice within a reasonable period of time from receipt of notice, but in no event to exceed sixty (60) days; and, in the judgment of the Board of Directors, upon failure of Employee to cease or correct such performance (or nonperformance) within such sixty (60) day period, Employee's employment shall automatically terminate. With respect to termination pursuant to subsection
(iii) hereof, Employee shall be given the opportunity to cease or correct the performance (or nonperformance) giving rise to such notice within a reasonable period of time from receipt of notice, but in no event to exceed twenty (20) days; and, in the judgment of the Board of Directors, upon failure of Employee to cease or correct such performance (or nonperformance) within such twenty (20) day period, Employee's employment shall automatically terminate.

                  (d) "Disability" Definition. For purposes of this Agreement, the term "disability" shall mean the inability of Employee due to a physical or mental disability, for a period of ninety (90) days (whether or not consecutive) during any three hundred sixty five (365) day period to perform the services contemplated under this Agreement. A determination of disability shall be made by a physician satisfactory to both Employee and the Company; provided, however, if Employee and the Company do not agree on a physician, Employee and the Company shall each select a physician and these two together shall select a third physician, and such third physician's determination as to disability shall be binding on all parties.

         11.      Gross-up Provision.
                  ------------------

                  (a) Notwithstanding any provision of this Agreement, or any other agreement, plan or arrangement to the contrary, if any portion of the Contingent Payments made or to be made to the Employee would result in the imposition of an Excise Tax, then :

                           (i) if the After-Tax Proceeds With Gross-Up exceed the After-Tax Proceeds With Cut-Back, the Company shall pay to Employee an amount in cash equal to the Gross-Up Amount; or

                           (ii) if the After-Tax Proceeds With Cut-Back exceed the After-Tax Proceeds With Gross-Up, Employee shall not be paid the Gross-Up Amount and the aggregate amount of all payments to which Employee is entitled under this Agreement and all other agreements, plans and arrangements shall be reduced to the minimum extent necessary so that the aggregate present value of such payments equals no more than 299% of Employee's Base Amount.

                  (b) All determinations required under this Section 11 shall be made by the Company's independent accountants, after due consideration of Employee's comments with respect to the interpretation hereof, and all such determinations shall be conclusive, final and binding on the parties hereto, subject to a Final Determination.

                  (c)      For purposes of this Section 11:

                  "After-Tax Proceeds With Cut-Back" shall mean the fair market value of all Contingent Payments to Employee reduced to the minimum extent necessary so that the aggregate present value of such payments equals 299% of the Employee's Base Amount, and reduced further by the aggregate amount of all Taxes which would be imposed on Employee with respect to such Contingent Payments. The amount of Taxes deemed imposed with respect to such Contingent Payments shall be determined as if all events that could give rise to a Tax with respect to such Contingent Payments had occurred.

                  "After-Tax Proceeds With Gross-Up" shall mean the fair market value of all Contingent Payments to the Employee plus the Gross-Up Amount, reduced by the aggregate amount of all Taxes which would be imposed on Employee with respect to such Contingent Payments. The amount of Taxes deemed imposed with respect to such Contingent Payments shall be determined as if all events that could give rise to a Tax with respect to such Contingent Payments had occurred.

                  "Base Amount" shall have the meaning set forth in Section 280G(b)(3) of the Code and Proposed Treasury Regulation Section 1.280G-1, Q/A34, or any successor provisions of law.

                  "Code" means the Internal Revenue Code of 1986, as amended, or any successor provision of law.

                  "Contingent Payments" shall mean all payments in the nature of compensation payable to (or for the benefit of) Employee which would otherwise be treated as "excess parachute payments" (within the meaning of Section
280G(b)(1) of the Code) determined as if the thresholds set forth in Section 280G(b)(2)(A)(ii) of the Code were satisfied with respect to Employee.

                  "Change in Control" shall mean a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, in each case determined in accordance with the provisions of Section 280G(b)(2)(A) and the Proposed Treasury Regulations promulgated thereunder.

                  "Excise Tax" shall mean any Tax imposed upon Employee pursuant to Section 4999 of the Code.

                  "Final Determination" shall mean any final determination of liability that, under applicable law, is not subject to further appeal, review or modification through proceedings or otherwise, including but not limited to the expiration of a statute of limitations or a period for the filing of claims for refunds, amended returns or appeals from adverse determinations.

                  "Gross-Up  Amount"  shall mean the lesser of (i)  $500,000 and
(ii) the quotient equal to (A) the aggregate excise taxes which would be imposed on Employee under Section 4999 of the Code in connection with a Change in Control of the Company, determined without regard to the provisions of this
Section 11, divided by (B) one minus the highest marginal income and excise Tax rate applicable to Employee for the calendar year in which occurred the Change in Control, determined as if all Contingent Payments were paid without regard to the provisions of this Section 11.

                  "Taxes" shall mean all federal, state and local income, employment and excise taxes (including Excise Taxes) imposed by any governmental authority.

         12. Employee's Obligations. Nothing herein shall affect Employee's obligations under any key employee, non-competition, confidentiality, option or similar agreement between the Company and Employee currently in effect or which may be entered into in the future. Notwithstanding the foregoing, the Company and Employee hereby agree that the duration of Employee's obligations pursuant to Section 3.2 of the Key Employee Confidentiality and Invention Agreement dated as of July 31, 1986 by and between the Company and Employee ("Key Employee Agreement") is hereby extended so that, in the event of termination of Employee's employment in the circumstances contemplated by Sections 9(c) or 9(d) above, Employee's obligations under Section 3.2 of the Key Employee Agreement shall remain in effect until the last day of the term of this Agreement but for such termination of employment.

          13. Waivers. This Agreement may be modified, and the rights and remedies of any provision hereof may be waived, only in writing, signed by both the Company and Employee. No waiver by either party of any breach by the other or any provision hereof shall be deemed to be a waiver of any later or other breach hereof, or as a waiver of any other provision of this Agreement.

         14. Governing Law; Waivers; Severability. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts. The provisions of this Agreement may be amended, waived or rescinded only upon the written agreement of the Company and Employee. The invalidity or unenforceability of any provision of this Agreement shall not affect the other provisions of this Agreement and this Agreement shall be construed and reformed to the fullest extent possible.

         15. Termination of All Prior Agreements; Entire Agreement. Upon execution of this Agreement, all prior employment agreements shall be terminated and of no further force or effect, except for the Key Employee Agreement, which shall continue in full force and effect in accordance with its terms. This Agreement, the relevant option agreements relating to the options that have been or may be granted to Employee, and the Key Employee Agreement constitute the entire agreement and understanding between the Company and Employee with respect to the subject matter hereof and supersede any other prior agreements or understandings whether oral or written.

         16. Expenses. The Company shall pay or cause to be paid and shall be solely responsible for any and all attorney's fees and expenses incurred by Employee (i) in connection with Employee's review and execution of this Agreement; and (ii) to enforce his rights under this Agreement, solely in the event that the Company is found by a court of competent jurisdiction, an arbitrator or through a mutual settlement agreement to have failed to perform any of its obligations under this Agreement.

         17. Liquidated Damages. The parties hereto expressly agree that the payments by the Company to Employee in accordance with the terms of this Agreement will be liquidated damages, and that Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall any profits, income, earnings or other benefits from any source whatsoever create any mitigation offset, reduction, or any other obligation on the part of Employee.

         18. Agreement Binding; Assignment. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company, and any successor (whether directly or indirectly, by purchase, merger, consolidation, reorganization or otherwise) of the Company; provided, however, that as a condition of closing a transaction which results in a Change of Control, the Company shall obtain the written agreement of any successor (whether directly or indirectly, by purchase, merger, consolidation, reorganization or otherwise) of the Company to be bound by the provisions of this Agreement as if such successor were the Company and for purposes of this Agreement, any such successor of the Company shall be deemed the "Company" for all purposes. Employee may not assign any of his rights or obligations under this Agreement; the rights and obligations of the Company under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company.

         19. Notices. Any notice required or permitted to be given pursuant to this Agreement shall be in writing, and sent to the party for whom (or which) it is intended at the address of such parties set forth below by registered or certified mail, return receipt requested, or at such other address either party shall designate by notice to the other in the manner provided herein for giving notice.

           If to the Company        PAREXEL International Corporation
                                    195 West Street
                                    Waltham, MA  02154
                                    Attn:  Chairman of Compensation Committee

           If to the Employee       Josef H. von Rickenbach
                                    31 Fairbanks Road
                                    Lexington, MA  02173





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, each of the parties hereto has executed this Employment Agreement (which may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument) as of the date and year first above written.

                                        PAREXEL International Corporation

                                        By:/s/ William T. Sobo, Jr.
                                        William T. Sobo, Jr.
                                        Title:   Chief Financial Officer

                                        By:/s/ Josef H. von Rickenbach
                                        Josef H. von Rickenbach