Form 10-Q
period 2000-03-31
PAREXEL INTERNATIONAL CORP
filed 2000-05-15
CIK 799729

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission File Number: 0-27058


                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

            MASSACHUSETTS                          04-2776269
   (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                    Number)

            195 WEST STREET
         WALTHAM, MASSACHUSETTS                         02451
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2000, there were 25,349,158 shares of PAREXEL International Corporation common stock outstanding, excluding 487,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION


                                      INDEX
                                      -----

                                                                                          PAGE
                                                                                          ----
  PART I.                FINANCIAL INFORMATION

            Item 1       Financial Statements (Unaudited):

                         Condensed Consolidated Balance Sheets - March 31, 2000
                         and June 30, 1999                                                  3

                         Condensed Consolidated Statements of Operations -
                         Three months ended March 31, 2000 and 1999; Nine
                         months ended March 31, 2000 and 1999                               4

                         Condensed Consolidated Statements of Cash Flows - Nine
                         months ended March 31, 2000 and 1999                               5

                         Notes to Condensed Consolidated Financial Statements               6

            Item 2       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                               10

            Item 3       Quantitative and Qualitative Disclosure About Market Risk         16

                         Risk Factors                                                      17

  PART II.               OTHER INFORMATION

            Item 1       Legal Proceedings                                                 22

            Item 6       Exhibits and Reports on Form 8-K                                  22



  SIGNATURES                                                                               23

  EXHIBIT INDEX                                                                            24

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     MARCH 31,            JUNE 30,
                                                                       2000                 1999
                                                                       ----                 ----
                                                                   (UNAUDITED)
                         ASSETS
Current assets:
 Cash and cash equivalents                                           $  79,047           $  62,005
 Marketable securities                                                  36,397              27,952
 Accounts receivable, net                                              149,363             150,520
 Prepaid expenses                                                        7,400               7,917
 Other current assets                                                   17,886              16,432
                                                                     ---------           ---------
       Total current assets                                            290,093             264,826

Property and equipment, net                                             42,894              47,065
Other assets                                                            21,784              21,674
                                                                     ---------           ---------
                                                                     $ 354,771           $ 333,565
                                                                     =========           =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Credit arrangements                                                 $     296           $   1,057
 Accounts payable                                                       20,006              14,698
 Advance billings                                                       82,167              69,776
 Other current liabilities                                              52,193              46,538
                                                                     ---------           ---------
       Total current liabilities                                       154,662             132,069

Other liabilities                                                        9,265               9,464
                                                                     ---------           ---------
       Total liabilities                                               163,927             141,533
                                                                     ---------           ---------
Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                        -                   -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 25,378,570 and 25,132,461 at
   March 31, 2000 and June 30, 1999, respectively; shares
   outstanding: 24,891,570 and 25,103,049 at March 31, 2000
   and June 30, 1999, respectively                                         254                 251
 Additional paid-in capital                                            161,764             159,592
 Retained earnings                                                      39,840              35,785
 Treasury stock, at cost                                                (4,959)                (17)
 Accumulated other comprehensive income                                 (6,055)             (3,579)
                                                                     ---------           ---------
     Total stockholders' equity                                        190,844             192,032
                                                                     ---------           ---------
                                                                     $ 354,771           $ 333,565
                                                                     =========           =========

           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                         MARCH 31,
                                                              ---------                         ---------
                                                       2000              1999             2000             1999
                                                       ----              ----             ----             ----
Net revenue                                         $  97,253         $  90,032        $ 286,978        $ 260,722
                                                    ---------         ---------        ---------        ---------

Costs and expenses:
  Direct costs                                         67,110            59,424          196,033          172,051
  Selling, general and administrative                  20,117            18,398           58,566           52,792
  Depreciation and amortization                         5,755             4,507           16,006           13,222
  Restructuring and other charges                      13,400                 -           13,088                -
                                                    ---------         ---------        ---------        ---------
                                                      106,382            82,329          283,693          238,065
                                                    ---------         ---------        ---------        ---------

Income (loss) from operations                          (9,129)            7,703            3,285           22,657

Other income, net                                       1,780             1,044            4,402            2,384
                                                    ---------         ---------        ---------        ---------

Income (loss) before provision (benefit)               (7,349)            8,747            7,687           25,041
  for income taxes
Provision (benefit) for income taxes                   (1,901)            3,062            3,632            8,710
                                                    ---------         ---------        ---------        ---------

Net income (loss)                                   ($  5,448)        $   5,685        $   4,055        $  16,331
                                                    =========         =========        =========        =========

Earnings (loss) per share:
  Basic                                             ($   0.22)        $    0.23        $    0.16        $    0.66
  Diluted                                           ($   0.22)        $    0.23        $    0.16        $    0.65

Shares used in computing earnings per share:
  Basic                                                24,883            24,834           24,977           24,777
  Diluted                                              24,883            25,064           25,081           25,105


           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                    FOR THE NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                      2000               1999
                                                                                      ----               ----
Cash flows from operating activities:
Net income                                                                          $  4,055           $ 16,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                         16,006             13,222
Changes in operating assets and liabilities, net of effects of acquisition            23,938             (7,358)
                                                                                    --------           --------

Net cash provided by operating activities                                             43,999             22,195
                                                                                    --------           --------

Cash flows from investing activities:
Purchase of marketable securities                                                    (68,397)           (68,840)
Proceeds from sale of marketable securities                                           59,636             65,026
Other investing activities                                                               235                  -
Acquisition of business                                                               (3,000)               633
Purchase of property and equipment                                                   (11,808)           (13,431)
                                                                                    --------           --------

Net cash used in investing activities                                                (23,334)           (16,612)
                                                                                    --------           --------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                 2,175              3,858
Repurchase of common stock                                                            (4,941)                 -
Repayments on credit arrangements                                                       (716)            (1,386)
                                                                                    --------           --------
Net cash (used in) provided by financing activities                                   (3,482)             2,472
                                                                                    --------           --------
Effect of exchange rate changes on cash and cash equivalents                            (141)            (1,836)
                                                                                    --------           --------

Net increase in cash and cash equivalents                                             17,042              6,219

Cash and cash equivalents at beginning of period                                      62,005             39,941

                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $ 79,047           $ 46,160
                                                                                    ========           ========


            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

The following table outlines the basic and diluted earnings (loss) per common share computations (in thousands, except per share data):

                                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                    ENDED MARCH 31,                 ENDED MARCH 31,
                                                                 2000            1999             2000            1999
                                                                 ----            ----             ----            ----
Net income (loss) attributable to common shares                ($5,448)          $5,685          $4,055          $16,331
                                                               =======           ======          ======          =======
BASIC EARNINGS (LOSS)  PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding                      24,883           24,834          24,977           24,777
                                                               =======           ======          ======          =======
Basic earnings (loss) per common share                         ($ 0.22)          $ 0.23          $ 0.16          $  0.66
                                                               =======           ======          ======          =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding               24,883           24,834          24,977           24,777
  Shares attributable to common stock options                       --              230             104              328
                                                               =======           ======          ======          =======
                                                                24,883           25,064          25,081           25,105
                                                               =======           ======          ======          =======
Diluted earnings (loss) per common share                       ($ 0.22)          $ 0.23          $ 0.16          $  0.65
                                                               =======           ======          ======          =======

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised of net income (loss) and foreign currency translation adjustments, totaled $(6.8) million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively, and $1.6 million and $14.0 for the nine months ended March 31, 2000 and 1999, respectively.

NOTE 4 - SEGMENT INFORMATION

The Company is managed through three reportable segments, namely, the Contract Research Services group, the Consulting Group and the Medical Marketing Group. The Contract Research Services group constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's Consulting Group provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The Medical Marketing Services group provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general and administrative expenses, depreciation and amortization expense, restructuring and other charges, interest income (expense), other income (expense), and income tax expense in segment profitability.

                                            FOR THE THREE                       FOR THE NINE
                                        MONTHS ENDED MARCH 31,              MONTHS ENDED MARCH 31,
                                        ----------------------              ----------------------
         ($ in thousands)               2000              1999              2000              1999
         ----------------               ----              ----              ----              ----
NET REVENUE:
  CONTRACT RESEARCH SERVICES          $ 67,766          $ 60,899          $202,329          $174,801
  CONSULTING GROUP                      17,477            14,710            49,676            42,344
  MEDICAL MARKETING SERVICES            12,010            14,423            34,973            43,577
                                      --------          --------          --------          --------
                                      $ 97,253          $ 90,032          $286,978          $260,722
                                      ========          ========          ========          ========
GROSS PROFIT:
  CONTRACT RESEARCH SERVICES          $ 22,478          $ 22,745          $ 69,817          $ 64,480
  CONSULTING GROUP                       4,173             3,933            11,372            12,426
  MEDICAL MARKETING SERVICES             3,492             3,930             9,756            11,765
                                      --------          --------          --------          --------
                                      $ 30,143          $ 30,608          $ 90,945          $ 88,671
                                      ========          ========          ========          ========

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

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2000, the Company recorded restructuring and other charges of $13.4 million. These charges include $7.2 million of employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also include $4.6 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations in addition to changes in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily relate to the write-off of certain intangible assets and other investments which will not produce future value. In addition, the Company is actively reviewing plans to further consolidate facilities to gain further cost savings. As these plans are finalized, the Company plans to take an additional facilities related charge of between $5 and $10 million sometime before the end of calendar year 2000. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost saving of $15 to $20 million in fiscal 2001.


During the three months ended June 30, 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income. During the three months ended September 30, 1999, the Company recorded a benefit against the accrual balance of $312,000 attributed to the favorable impact of a lease buyout agreement not previously anticipated.

Current year activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) has been as follows (in thousands):

                                       Balance                Net                                        Balance
                                    June 30, 1999          Provisions              Charges           March 31, 2000
                                    -------------          ----------              -------           --------------
Employee severance costs                    --               $ 7,157               $   350               $ 6,807
Facility related charges               $ 2,557                 4,317                 1,443                 5,431
Other Charges                               --                 1,614                 1,088                   526
                                       =======               =======               =======               =======
Total                                  $ 2,557               $13,088               $ 2,881               $12,764
                                       =======               =======               =======               =======



As of March 31, 2000, approximately 50% of the planned positions had been eliminated, with the remainder scheduled to occur through the second quarter of fiscal year 2001.

NOTE 7 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. The repurchases are made in the open market subject to market conditions. The Company acquired 127,000 shares at a total cost of $1.2 million during the three months ended March 31, 2000 and 487,000 shares at a cost of $4.9 million since the inception of the program.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

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

The statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve risks and uncertainties. Such forward-looking statements include those related to the adequacy of the Company's existing capital resources and future cash flows from operations and the Company's desire to continue to expand through acquisitions. The forward-looking statements contained in this section include, but are not limited to, any statements containing the words "expects," "anticipates," "estimates," "believes," "may," "will," "should" and similar expressions, and the negatives thereof. The Company's actual experience may differ materially from the Company's expectation as discussed in the forward-looking statement. Important factors that could cause such a difference include, but are not limited to, the Company's ability to efficiently execute the realignment of the CRS business; the loss or cancellation of, or delay of work under, one or more large contracts; the adequacy and effectiveness of the Company's sales force in winning new business; the ability to attract, train and retain qualified employees; the Company's ability to manage adequately its continued expansion; the potential for significant liability to clients and third parties; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses; and future events that have the effect of reducing the Company's available cash balances such as unexpected operating losses, capital expenditures or cash expenditures related to possible future acquisitions; and those discussed under "RISK FACTORS" below.

OVERVIEW
The Company is a leading contract research, medical marketing and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology and medical device industries around the world. The Company's primary objective is to help its clients rapidly obtain the necessary regulatory approvals for their products and market those products successfully. The Company provides the following services to its clients:

-    clinical trials management;
-    data management;
-    biostatistical analysis;
-    medical marketing;
-    clinical pharmacology;
-    regulatory and medical consulting;
-    performance improvement;
-    industry training and publishing; and
-    other drug development consulting services.

The Company is managed through three reportable segments, namely, the Contract Research Services group, the Consulting Group and the Medical Marketing Services group. The Contract Research Services group constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's Consulting Group provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The Medical Marketing Services group provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay contracts for a variety of reasons, including, among others:

-    the failure of products being tested to satisfy safety requirements,
-    unexpected or undesired clinical results of the product,
-    the client's decision to forego a particular study,
-    insufficient patient enrollment or investigator recruitment, or
-    production problems resulting in shortages of the drug.

During the nine months ended March 31, 2000 the Company experienced contract cancellations of $140 million, including $36 million related to the Novartis contracts discussed below, compared to contract cancellations of $41 million for the same nine month period last year.

In March 2000, the Company announced that Novartis, a key customer, had reduced the amount of work being outsourced to PAREXEL's Contract Research Services group due to Novartis' reprioritization of its research pipeline. As a result, Contract Research Services revenue was impacted by approximately $1 to $2 million in the third quarter of fiscal 2000 and will be impacted by approximately $9 million in the fourth quarter of fiscal 2000, and by $40 to $45 million in fiscal 2001.

The Company recorded a restructuring charge of $13.4 million in the third quarter of fiscal 2000 to reduce employee costs and facility expenses to match the reduced contract revenue volume. See further discussion of this charge under "RESTRUCTURING AND OTHER CHARGES" below.

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenues or expenses since such fees are paid by customers on a "pass through basis," without risk or reward to the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net revenue increased by $7.2 million, or 8.0%, to $97.3 million for the three months ended March 31, 2000 from $90.0 million for the same period one year ago. Contract Research Service revenue increased by $6.9 million, or 11.3%, to $67.8 million primarily due to an increase in the number of contracts being serviced by the Company, offset partially by the impact of reduced contract revenue from Novartis. The Consulting Group revenue increased by $2.8 million, or 18.8%, to $17.5 million primarily due to the addition of $2.5 million of incremental revenue resulting from the acquisitions of Groupe PharMedicom S. A.("PharMedicom") (in March 1999) and CEMAF (in September 1999). Medical Marketing Services revenue declined by $2.4 million, or 16.7%, to $12.0 million primarily due to the wind-down of a significant project at the end of fiscal 1999. The total Company increase in net revenue, excluding the incremental revenue associated with the acquisitions of PharMedicom and CEMAF, was $4.7 million, or 5.3%. There can be no assurance that the Company can sustain this rate of increase in total Company net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $7.7 million, or 12.9%, to $67.1 million for the three months ended March 31, 2000 from $59.4 million for the same period one year ago. The increase is primarily related to the 8.0% increase in net revenues which necessitated increases in hiring and personnel costs, along with facilities and information system costs necessary to support the increased level of operations. Direct costs as a percentage of net revenue increased to 69.0% for the three months ended March 31, 2000 from 66.0% for the same period last year. This increase is primarily due to Contract Research Services which was impacted by the reduction of Novartis contract volume and the initiative to realign management and operations along client lines, and to the Consulting Group as part of the Company's geographic expansion efforts.

Selling, general and administrative expenses increased by $1.7 million, or 9.3%, to $20.1 million for the three months ended March 31, 2000 from $18.4 million for the same period one year ago. The increase is due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative expenses as a percentage of net revenue increased to 20.7% for the three months ended March 31, 2000 from 20.4% for the same period one year ago.

Depreciation and amortization expense increased by $1.2 million, or 27.7%, to $5.8 million for the three months ended March 31, 2000 from $4.5 million for the same period one year ago. This increase was primarily due to an increase in capital spending on information systems technology, facility improvements and furnishings to support the increased level of operations. The Company also adjusted downward the estimated useful life of leasehold improvements related to certain facilities which it plans to consolidate and abandon, resulting in additional depreciation expense of $0.5 million. Depreciation and amortization expense as a percentage of net revenues increased to 5.9% for the three months ended March 31, 2000 from 5.0% for the same period last fiscal year.

The Company incurred an operating loss of $9.1 million for the three months ended March 31, 2000 versus income from operations of $7.7 million for the same period last year. Excluding restructuring and other charges of $13.4 million recorded during the quarter (see RESTRUCTURING AND OTHER CHARGES below) and the aforementioned additional depreciation expense of $0.5 million related to the Company's decision to abandon certain facilities, operating income would have been $4.8 million for the three months ended March 31, 2000.

Income from operations, excluding restructuring and other charges and the additional depreciation expense, decreased as a percentage of net revenue to 4.9% for the three months ended March 31, 2000 from 8.6% for the same period last year.

Other income, net was $1.8 million for the quarter, an increase of $0.7 million over the same period last year. The increase was primarily due to interest income based on higher average balances of cash and marketable securities and to foreign exchange gains.

The Company had an effective income tax rate of 40.1% for the three months ended March 31, 2000 based on pre-tax results excluding the impact of restructuring and other charges and the additional depreciation expense, compared to 35.0% for the same period last fiscal year. The increase is attributed to an unfavorable change in the geographic mix of taxable income to tax jurisdictions with less favorable tax rates and some foreign losses where the Company can not record a tax benefit.

Nine months Ended March 31, 2000 Compared to Nine months Ended March 31, 1999

Net revenues increased by $26.3 million, or 10.1%, to $287.0 million for the nine months ended March 31, 2000 compared to $260.7 million from the same period last year. Contract Research Services revenue increased by $27.5 million, or 15.7%, to $202.3 million due primarily to an increase in the number of contracts being serviced by the Company. The Consulting Group revenue increased by $7.3 million, or 17.3%, to $49.7 million primarily due to the addition of $7.1 million of incremental revenue resulting from the acquisitions of PharMedicom (in March 1999) and CEMAF (in September 1999). Medical Marketing Services revenue decreased by $8.6 million, or 19.7%, to $35.0 million primarily due to the wind down of a significant project at the end of fiscal 1999. The total company increase in net revenue, excluding the incremental revenue associated with the acquisitions of PharMedicom and CEMAF, was $19.2 million, or 7.4%. There can be no assurance that the Company can sustain this rate of increase in net revenue from continuing operations in future periods. See "Risk Factors."

Direct costs increased by $24.0 million, or 13.9%, to $196.0 million for the nine months ended March 31, 2000 compared to $172.1 million for the same nine month period last year. The increase in direct costs is primarily due to the 10.1% increase in net revenues which necessitated increases in hiring and personnel costs, along with facilities and information system costs necessary to support operations. Direct costs as a percentage of net revenue increased to 68.3% for the nine months ended March 31, 2000 from 66.0% for the same period last year. The increase is primarily due to Contract Research Services which was impacted by the reduction of Novartis contract volume and the initiative to realign management and operations along client lines and to the Consulting Group as part of the Company's geographic expansion efforts.

Selling, general and administrative expenses increased by $5.8 million, or 10.9%, to $58.6 million for the nine months ended March 31, 2000 versus $52.8 million for the same period last year. The increase is due to increased personnel, hiring expenses, and facilities costs necessary to accommodate the Company's growth. Selling, general and administrative as a percentage of net revenue increased slightly to 20.4% for the nine months ended March 31, 2000 compared to 20.2% for the same period last year.

Depreciation and amortization expense increased by $2.8 million, or 21.1%, to $16.0 million for the nine months ended March 31, 2000 from $13.2 million for the same period last year. This increase is primarily due to an increase in capital spending on information technology, facility improvements and furnishings necessary to support the increased level of operations, and due to an increase in goodwill amortization due to the PharMedicom and CEMAF acquisitions. The Company also adjusted downward the estimated useful life of leasehold improvements related to certain facilities it plans to abandon resulting in additional depreciation expense of $0.5 million. Depreciation and amortization expense as a percentage of net revenue increased to 5.6% for the nine months ended March 31, 2000 from 5.1% for the same period last fiscal year.

Income from operations for the nine months ended March 31, 2000 was $3.3 million, including restructuring and other charges of $13.1 million (see RESTRUCTURING AND OTHER CHARGES below) and the aforementioned additional depreciation expense of $0.5 million related to the Company's decision to consolidate and abandon certain facilities. Excluding the restructuring and other charges and the additional depreciation expense, income from operations was $17.2 million, or 6.0% of net revenues, compared to $22.7 million, or 8.7% of net revenues, for the same period last year.

Other income, net was $4.4 million for the nine months ended March 31, 2000, compared to $2.4 million for the same period last year. The increase is attributed to higher interest income due to higher average balances of cash and marketable securities, a non-recurring $0.6 million pre-tax gain on the sale of a minority interest held by the Company and foreign exchange gains.

The Company had an effective tax rate of 37.8% for the nine months ended March 31, 2000 based on pre-tax results excluding the impact of restructuring and other charges and additional depreciation expense related to the Company's decision to abandon certain facilities. This compares to an effective tax rate of 34.8% for the nine months ended March 31, 1999. The increase relates to an unfavorable change in the geographic mix of taxable income to tax jurisdictions with less favorable tax rates and some foreign losses where the Company can not record a tax benefit.

RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2000, the Company recorded restructuring and other charges of $13.4 million. These charges include $7.2 million of employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also include $4.6 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations in addition to changes in the Company's original estimate of when certain facilities would be sublet. the remaining charges, totaling $1.6 million, primarily relate to the write-off of certain intangible assets and other investments which will not produce future value. In addition, the Company is actively reviewing plans to further consolidate facilities to gain further cost savings. As these plans are finalized, the Company plans to take an additional facilities related charge of between $5 and $10 million sometime before the end of calendar year 2000. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost saving of $15 to $20 million in fiscal 2001.


During the fourth quarter of fiscal 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income. During the three months ended September 30, 1999, the Company recorded a benefit against the accrual balance of $312,000 attributed to the favorable impact of a lease buyout agreement not previously anticipated.

Current year activity against the restructuring and other charges accrual has been as follows (in thousands):

                                      Balance                  Net                                      Balance
                                   June 30, 1999            Provisions            Charges            March 31, 2000
                                   -------------            ----------            -------            --------------
Employee severance costs                     -               $ 7,157               $   350               $ 6,807
Facility related charges               $ 2,557                 4,317                 1,443                 5,431
Other Charges                                -                 1,614                 1,088                   526
                                       -------               -------               -------               -------
Total                                  $ 2,557               $13,088               $ 2,881               $12,764
                                       =======               =======               =======               =======


As of March 31, 2000, approximately 50% of the planned positions had been eliminated, with the remainder scheduled to occur through the second quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, decreased to 47 days at March 31, 2000 compared to 60 days at June 30, 1999. The decrease is attributed to a mix of current projects with more favorable billable milestones and to management's efforts to improve cash flow.

In September 1999 the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of March 31, 2000 a total of 487,000 shares at a total cost of $4.9 million had been repurchased.

The Company's cash and cash equivalents were $79.0 million at March 31, 2000, an increase of $17.0 million from $62.0 million at June 30, 1999, despite the common stock repurchases.

Net cash provided by operating activities of $44.0 million for the nine months ended March 31, 2000 resulted primarily from net income excluding depreciation and amortization of $20.1 million, a decrease of $13.8 million in accounts receivable net of advanced billings and an increase in the accrual for restructuring and other charges of $10.2 million.

Net cash used for investing activities of $23.3 million for the nine months ended March 31, 2000 consisted primarily of capital expenditures of $11.8 million, net purchases of marketable securities of $8.8 million and a $3.0 million cash payment related to a business acquisition.

Financing activities for the nine months ended March 31, 2000 consisted primarily of net proceeds from the issuance of common stock of $2.2 million which was more than offset by repurchases of the Company's common stock of $4.9 million and repayment under credit arrangements of $0.7 million.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $14.3 million. At March 31, 2000 the Company had approximately $14.0 in available credit under these arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures and facility-related expenses, and restructuring related costs. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base, and global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

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

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including:

-    products being tested fail to satisfy safety requirements;
-    products have unexpected or undesired clinical results;
-    the client decides to forego a particular study;
-    not enough patients enroll in the study;
-    not enough investigators are recruited; or
-    production or formulation problems cause shortages of the drug.

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

In March 2000, PAREXEL announced that Novartis, a key customer, had reduced the amount of work being outsourced to PAREXEL. As a result, Contract Research Services revenue was impacted by $1 to $2 million in the third quarter of fiscal year 2000 and will be impacted by approximately $9.0 million in the following quarter and by $40 to $45 million in fiscal year 2001.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly operating results have varied, and will continue to vary. Factors that affect these variations include:

-    the level of new business authorizations in a particular quarter or year;
- the timing of the initiation, progress, delay or cancellation of significant projects;
-    exchange rate fluctuations between quarters or years;
-    the mix of services offered in a particular quarter or year;
-    the timing of the opening of new offices;
-    the timing of other internal expansion costs;
-    the timing and amount of costs associated with integrating acquisitions;
     and
- the timing and amount of startup costs incurred in connection with the introduction of new products and services.

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



THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

The Company primarily depends on research and development expenditures by pharmaceutical and biotechnology companies. The Company's operations could be materially and adversely affected if:

- its clients' businesses experience financial problems or are affected by a general economic downturn;
- consolidation in the drug or biotechnology industries leads to a smaller client base for the Company; or
-    its clients reduce their research and development expenditures.

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, and one client accounted for 20% of net consolidated revenue. For the nine months ended March 31, 2000, the Company's five largest clients accounted for 47% of its consolidated net revenue, and one client accounted for 23% of consolidated net revenue. The Company could suffer a material adverse effect if it were to lose the business of a significant client.

THE COMPANY'S BUSINESS HAS EXPANDED RAPIDLY AND THE COMPANY MUST PROPERLY MANAGE THAT EXPANSION

The Company's business has expanded substantially, particularly over the past few years. This may strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

-    continue to improve its operating, administrative and information systems;

- accurately predict its future personnel and resource needs to meet client contract commitments;

-    track the progress of ongoing client projects; and

- attract and retain qualified management, sales, professional, scientific and technical operating personnel.

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

The Company will face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

-    assimilate differences in foreign business practices;
-    hire and retain qualified personnel; and
-    overcome language barriers.

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

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company relies on its ability to make strategic acquisitions to sustain its growth. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on terms and conditions acceptable to the Company. In addition, the Company faces several obstacles in connection with the acquisitions it consummates, including:

     - The Company may encounter difficulties and will encounter expenses in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies;

     - The Company's management will necessarily divert attention from other business concerns; and

     - The Company could lose some or all of the key employees of the acquired company.

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

THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD DECLINE

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future in response to quarter-to-quarter variations in:

     -    operating results;
     -    earnings estimates by analysts;
     -    market conditions in the industry;
     -    prospects of health care reform;
     -    changes in government regulation; and
     -    general economic conditions.

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

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, full service contract research organizations, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

     -    previous experience;

     -    medical and scientific expertise in specific therapeutic areas;
     -    the quality of services;
     - the ability to organize and manage large-scale trials on a global basis;
     -    the ability to manage large and complex medical databases;
     -    the ability to provide statistical and regulatory services;
     -    the ability to recruit investigators and patients;
     - the ability to integrate information technology with systems to improve the efficiency of contract research;
     -    an international presence with strategically located facilities;
     -    financial strength and stability; and
     -    price.

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 43% of its net revenue for fiscal 1999 from operations outside of North America. For the nine months ended March 31, 2000, the Company also derived approximately 43% of its net revenue from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No.                  Description
              -----------                  -----------

                  27                         Financial Data Schedule


         (b)  Reports on Form 8-K
              -------------------

          The Company filed a Current Report on Form 8-K dated January 25, 2000 reporting financial results for the three months ended December 31, 1999.

          The Company filed a Current Report on Form 8-K dated March 9, 2000 discussing a reduction in the amount of work being outsourced from a key client.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May 2000.


PAREXEL International Corporation


By: /s/ Josef H. von Rickenbach
    ---------------------------

    Josef H. von Rickenbach
    President, Chief Executive Officer and Chairman




By: /s/ William T. Sobo, Jr
   -----------------------------

    William T. Sobo, Jr.
    Senior Vice President, Chief Financial Officer

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

    27                                 Financial Data Schedule