Form 10-K
period 2000-06-30
PAREXEL INTERNATIONAL CORP
filed 2000-09-25
CIK 799729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                   (Continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO __.

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

         The aggregate market value of Common Stock held by nonaffiliates was $203,929,372 as of September 21, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         As of September 21, 2000, there were 24,694,642 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's 2000 Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated by reference into Part II of this report.

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2000 are incorporated by reference into
Part III of this report.

                               (End of cover page)

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.
           Item 1.     Business                                               4
                       Risk Factors                                          13
           Item 2.     Properties                                            16
           Item 3.     Legal Proceedings                                     16
           Item 4.     Submission of Matters to a Vote                       16
                       of Security Holders
PART II
           Item 5.     Market for Registrant's Common Equity                 17
                       and Related Stockholder Matters
           Item 6.     Selected Financial Data                               17
           Item 7.     Management's Discussion and Analysis of Financial     17
                       Condition and Results of Operations
           Item 7A.    Quantitative and Qualitative Disclosures              17
                       About Market Risk
           Item 8.     Financial Statements and Supplementary Data           17
           Item 9.     Changes in and Disagreements with Accountants on      17
                       Accounting and Financial Disclosure
PART III
           Item 10.    Directors and Executive Officers of the Registrant    17
           Item 11.    Executive Compensation                                17
           Item 12.    Security Ownership of Certain Beneficial Owners       17
                       and Management
           Item 13.    Certain Relationships and Related Transactions        17
PART IV
           Item 14.    Exhibits, Financial Statement Schedule, and           18
                       Reports on Form 8-K

SIGNATURES                                                                   21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading contract research, medical marketing and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology, and medical device industries around the world. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals of their products and quickly reach peak sales. Over the past seventeen years, PAREXEL has developed significant expertise in disciplines and technologies supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company complements the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL helps clients maximize the return on their significant investments in research and development by reducing the time and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing and drug development consulting services. The Company sees significant benefits accruing to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new pharmaceutical product.

The Company believes it is the third largest contract research organization ("CRO") in the world (based upon annual net revenue). Headquartered near Boston, Massachusetts, the Company manages 41 locations and has approximately 4,200 employees throughout 29 countries around the world. The Company has established footholds in the major health care markets around the world, including the United States, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, Latin America, Israel, Norway, Holland, and Eastern Europe, including Russia, Poland, Czech Republic, Lithuania and Hungary. The Company believes it is the second largest clinical CRO in both Europe and Japan, based upon annual net revenue). During fiscal 2000, PAREXEL derived 40% of its revenue from its international operations, distinguishing the Company from many of its competitors.

The Company was founded in 1983 as a regulatory consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board, President, and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion, as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships. Acquisitions have been and will continue to be an important component of PAREXEL's growth strategy.

In September 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France in a purchase business combination.

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

The CRO industry derives substantially all of its revenue from the pharmaceutical and biotechnology industries. It is estimated that the global pharmaceutical and biotechnology industries spent approximately $53 billion in 1999 on research and development, with an equal or greater amount spent on marketing and selling activities. More than $5 billion is estimated to have been outsourced to CROs, and the pharmaceutical outsourcing industry is projected to be growing 10-15% annually. The CRO industry's reliance on the pharmaceutical sector makes it sensitive to changes in that industry. Over the past year, consolidation in the pharmaceutical industry has been a primary driver of increased project cancellations and delays, affecting all of the major CROs. We believe that the cancellations will return to past levels as the newly merged pharmaceutical companies complete their integration and restructuring.

Long term, the Company believes that there are a number of positive trends in the pharmaceutical industry driving the CRO industry's growth, including the following:

      - CONTINUING PRESSURE FOR NEW PRODUCTS. The Company believes that research and development expenditures have increased as a result of the constant pressure to develop product pipelines, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions in such therapeutic categories as infectious disease, central nervous system, cardiology and oncology. The development of therapies for chronic disorders, requires complex clinical trials to demonstrate the therapy's safety and effectiveness, and to determine if the drug causes any long-term side effects.

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

      - CONSOLIDATION IN THE PHARMACEUTICAL INDUSTRY. Consolidation in the pharmaceutical industry has accelerated during the past year as companies seek to boost pipelines and reduce costs through business combinations. While the near term focus on merger integration has, in some cases, disrupted a client's R&D and outsourcing programs, once the merger integration is completed, we expect that many companies will manage costs by reducing headcount and outsourcing to variable-cost CROs in an effort to reduce the fixed costs associated with internal drug development.

      - INCREASINGLY COMPLEX AND STRINGENT REGULATION, NEED FOR TECHNOLOGICAL CAPABILITIES. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demands on data collection and analysis during the drug development process. In recent years, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe have made progress in attempting to harmonize standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

      - COMPETITIVE PRESSURES. Drug companies have been focusing on gaining market share and more efficient ways of conducting business because of pressures stemming from patent expirations, market acceptance of generic drugs, and efforts of regulatory bodies and managed care initiatives to control drug prices. The Company believes that the pharmaceutical industry is responding by centralizing their research and development processes and outsourcing to variable cost CROs, thereby reducing the fixed costs associated with internal drug development. The CRO industry, by specializing in clinical trials management, is often able to perform the needed services with a higher level of expertise or specialization, on a more timely basis, and at a lower cost than the client could perform the services internally. The Company believes that some large pharmaceutical companies, rather than utilizing many CRO service providers, are selecting a limited number of full-service, global CROs to serve as their primary CROs.


      - GROWTH OF THE BIOTECHNOLOGY AND SMALL PHARMACEUTICAL SECTORS. The U.S. biotechnology industry has grown rapidly over the last ten years, and in recent years the genomics industry has emerged with strong growth potential. More so than in the past, biotechnology and small pharmaceutical companies are developing products themselves, rather than licensing compounds to larger pharmaceutical companies. In many cases, the smaller companies do not have the necessary experience or resources to conduct clinical trials, registrations, and product launches, which has resulted in increased demand for CRO services from this sector.

      - ADVANCES IN DRUG DEVELOPMENT TECHNOLOGIES. A host of new technologies for drug development, including genomics, high throughput screening, and bioinformatics, have significantly increased the number of drug targets available for evaluation and development into new products. This has increased the overall level of drug development activity and has fueled strong growth in new compounds now in the early development stages.

PAREXEL'S STRATEGY

PAREXEL seeks to become the leading provider of outsourced clinical development services, with a focus on reducing the time, risk, and cost associated with developing and launching new products. Our strategy for achieving this vision is to provide a full spectrum of expertise-driven clinical development services, including clinical research services, drug development consulting, and clinically oriented medical marketing services. With an ongoing commitment to providing excellent client service and advancing safe and effective drug therapies, the Company draws on its specialized knowledge and expertise to aid clients in the expedition of drug development time, regulatory approval, and the market introduction of new products. In so doing, PAREXEL helps clients achieve an important objective, which is maximizing product revenues and profits over limited patent lives.

The Company's service philosophy involves a flexible approach which allows its clients to use the Company's services on an individual or bundled basis. The Company believes its expertise in conducting scientifically demanding trials and its ability to coordinate complicated global trials are substantial competitive strengths. The Company continues to devote significant resources to developing innovative methodologies and sophisticated information systems designed to allow the Company to more effectively manage its business operations and deliver services to its clients. The Company has executed a focused growth strategy embracing internal expansion and strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology, and client relationships.

PAREXEL's business focus is on clinical development services, integrated with medical marketing and consulting services that optimize the clinical development phase for our clients. Management believes that PAREXEL provides substantial benefits to client organizations by helping them achieve better integration between their R&D and marketing functions. Designing clinical trials to meet marketing, as well as regulatory requirements, can provide clients with a higher return on their substantial clinical trial investment and provide marketing data sooner. PAREXEL Clinical Research and Medical Marketing Services can work together to assist clients in realizing these key benefits.

INVESTMENT IN INFORMATION TECHNOLOGY SERVICES

The Company believes that superior information technology is critical to efficient drug development and launch processes, on both the client and CRO sides. Using technology to reduce the overall cost, time, and risk of developing and launching a new product is a key element of the Company's strategy. PAREXEL has a subsidiary, Advanced Technology and Informatics, Inc. ("ATI"), which is dedicated to implementing this critical strategy component. Through a combination of internally developed technology and partnerships with other technology leaders, ATI is able to tailor solutions to meet each client's particular needs, from developing overall technology strategies to implementing new systems, to effectively accommodating legacy systems. This year, the Company introduced a series of Intranet/Extranet-based tools, including ParXnet(tm), ParXtrial(tm), ParXlaunch(tm) and ParXware(tm). The Company is evolving these tools on an ongoing basis, as well as developing new tools. The Company believes that it has a leadership position in this area and expects this technology-related business to be a key growth driver in the future. In fiscal 2001, ATI became a separate business unit to maximize its ability to create new technology-based services.

PROVIDE A TRULY GLOBAL SERVICE

The Company believes that its ability to conduct clinical trials worldwide enhances its ability to serve the increasingly global model of drug development. The Company provides clinical research and development services to major North American, European and Japanese pharmaceutical companies. The Company has expanded geographically primarily through internal growth, supplemented by strategic acquisitions, with a goal of serving all major client markets worldwide and positioning the Company to serve developing markets. The Company has established a presence in North America, the United Kingdom, Denmark, Finland, France, Italy, Spain, Germany, Sweden, Norway, Lithuania, South Africa, Japan, Australia, Israel, Poland, Hungary, the Czech Republic, and Russia. PAREXEL also maintains a Phase I alliance with TOHO, one of the largest Japanese pharmaceutical wholesalers and owner of the Tokyo Research Center of Clinical Pharmacology. PAREXEL prides itself on its ability to work globally with consistent operating processes, quality, communications, and performance metrics across all regions.

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

ADDRESS ALL ASPECTS OF CLINICAL RESEARCH AND PRODUCT LAUNCH AND PROVIDE BUNDLED AND UNBUNDLED SERVICES

The Company offers a broad range of services that encompass the clinical research process through to commercial launch. The Company believes that its knowledge and experience in all stages of clinical research, as well as peri- and post-approval services surrounding product launch, enhance its marketability and credibility with clients. The Company's broad range of services and global experience complement the R&D and marketing and sales functions of pharmaceutical and biotechnology companies. In order to meet the needs of clients, PAREXEL offers its services on either an individual or a bundled basis. This approach allows the Company to establish a relationship with a new client who requires one particular service, which may in turn lead to larger, more comprehensive projects. The Company also provides regulatory periodicals, training materials and seminars and other complementary information products and services designed to meet its clients' demands for increased productivity in clinical development.

CONDUCT SCIENTIFICALLY DEMANDING TRIALS

The Company has a depth of expertise in designing and conducting scientifically and clinically demanding trials in a wide range of therapeutic areas, including cardiovascular, central nervous system, oncology, gastroenterology, endocrinology, hematology, immunology, pediatrics, rheumatology and the study of pulmonary, reproductive and infectious diseases. PAREXEL has expertise dealing in complex disease indications such as HIV, cancer, Alzheimers, and transplantation. Additionally, it has successfully designed and completed numerous trials which are complex because of their size and scope, such as with cardiovascular drugs, intended for a very large population. The Company believes that as trials become increasingly complex, CROs with a broad range of experience have a competitive advantage over other companies with more limited capabilities.

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

Over the past seventeen years, PAREXEL has developed significant expertise in disciplines which support clients' efforts to accelerate the development and market introduction of their products. Specifically, PAREXEL offers such services as: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, industry training and publishing, and other drug development consulting services. The Company's integrated services, therapeutic area depth, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

PAREXEL has internally organized its operations into three interactive business units, namely: Clinical Research Services, Medical Marketing Services and Consulting Services. Financial data on a business unit and geographic basis are included in footnote 16 to the consolidated financial statements attached as exhibit 13.1 to this annual report.

CLINICAL RESEARCH SERVICES ("CRS")

Revenues from the Clinical Trials Management, Biostatistical and Data Management, and Advanced Technology initiatives, services that the Company's Clinical Research Services business unit provides, represent approximately $263 million (69%) of the Company's consolidated net revenue for fiscal 2000. As noted above, in fiscal 2001, ATI became a separate business unit.

Clinical Trials Management Services

PAREXEL offers complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in most therapeutic areas, including cardiovascular, central nervous system, infectious disease, AIDS/HIV, neurology, oncology, gastroenterology, endocrinology, hematology, immunology, rheumatology, pulmonary, and reproductive diseases. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

PAREXEL can manage every aspect of clinical trials, including study and protocol design, placement, initiation, monitoring, report preparation and strategy development. See "Government Regulation" for additional information. Most of the Company's clinical trials management projects involve Phase II or III clinical trials, which are generally larger, longer and more complex than Phase I trials.

Clinical trials are monitored for and with strict adherence to good clinical practices ("GCP"). The design of efficient Case Report Forms ("CRFs"), detailed operations manuals and site visits by PAREXEL's clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. PAREXEL's clinical trials management group assists clients with one or more of the following steps:

      - STUDY PROTOCOL DESIGN. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol also defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

      - CASE REPORT FORM DESIGN. Once the study protocol has been finalized, case report forms must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

      - SITE AND INVESTIGATOR RECRUITMENT. The drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Potential investigators may be identified and solicited by the drug sponsor or the CRO. A significant portion of the trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company will also provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

      - PATIENT ENROLLMENT. The investigators, usually with the assistance of CROs, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests.

      - STUDY MONITORING AND DATA COLLECTION. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data is entered into an electronic database. The Company offers several remote data entry ("RDE") technologies which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. (See "Advanced Technology and Informatics" below.) The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

      - REPORT WRITING. The statistical analysis findings for data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

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

Biostatistical and Data Management Services

PAREXEL's data management professionals assist in the design of CRFs, as well as training manuals for investigators, to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of RDE technologies, to gather and report clinical data, expedites data exchange while minimizing data collection errors as a result of more timely data integrity verification. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution.

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

ADVANCED TECHNOLOGY AND INFORMATICS

Information technology is integral to the clinical research process. PAREXEL has technical experts which consult externally with clients, as well as internally with Drug Development professionals, on ways to best utilize technology to expedite the development process. The Company currently offers a portfolio of information technology tools including the ParXnettm suite of Intranet/Extranet-based tools, Electronic Data Capture, Medical Imaging, Integrated Voice Response System ("IVRS"), Medical Imaging Services, ECG Services, computer-based training programs, and other similar products that can be customized to our clients' needs. ATI continues to identify and support new technologies to benefit clients as well as PAREXEL's internal process businesses.

MEDICAL MARKETING SERVICES ("MMS")

Various pressures on the pharmaceutical industry have resulted in a greater focus on quickly moving more compounds from clinical development into the marketplace in order to maximize revenues and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expertise-based product development and product launch services around the world. The MMS business represents approximately $49 million, (13%) of consolidated net revenue in fiscal 2000.

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

PAREXEL'S CONSULTING SERVICES ("PCG")

The Company offers a number of consulting and advisory services in support of the product development and product marketing processes. This group brings together experts from relevant disciplines focused on designing meaningful solutions and helping clients make the best business decisions with respect to their product development and marketing strategies. This group also serves as a valuable resource for the Company's internal operations. PAREXEL's Consulting Group includes Regulatory Affairs, Clinical Pharmacology and the Information Products Group. The PCG business represents approximately $67 million (18%) of consolidated net revenue for fiscal 2000.

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

Clinical Pharmacology

PAREXEL's clinical pharmacology services primarily include Phase I and IIa investigations and trial facilities, both for volunteers and patients. The Company's Clinical Pharmacology Unit in Berlin is one of the world's leading units for combined kinetic and dynamic studies. It provides state-of-the-art in-and outpatient facilities, and is staffed with a team of clinical pharmacology experts with extensive experience in both pharmacokinetics and pharmacodynamics. PAREXEL also maintains a clinical pharmacology research collaboration with Georgetown University Medical Center, referred to as the Georgetown/PAREXEL Clinical Pharmacology Research Unit ("CPRU"). This relationship provides PAREXEL exclusive access to the CPRU for purposes of conducting clinical pharmacology research employing a more flexible, variable-cost business model. A third unit is located in Poitiers, France and includes both a Phase I clinic and a bioanalytical laboratory specializing in mass spectrometry in combination with chromatography.

Information Products Group

The Company's Information Products Group ("IPG") offers a wide range of specialized clinical consulting, training, and publication services to the health care industry. IPG is a leader in providing conferences, educational materials, and management consulting services to the clinical research community, with expertise in organizational structure, curriculum design, and human resource management. The publications group produces several publications recognized throughout the industry covering regulatory and drug development matters.

IPG is also a leader in management consulting in the clinical research area, offering a wide range of solutions that help pharmaceutical and biotechnology companies improve their own in-house clinical performance. These services include performance benchmarking, process improvement, clinical research capacity analysis, and operational support services.

INFORMATION SYSTEMS

The Company is committed to investing in information technology designed to help the Company provide high quality services in a cost effective manner and to manage its internal resources. The Company has built on its information technology network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management and project management.

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

FISCAL 2000 CANCELLATION AND RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research pipeline. As a result, the Company estimated that total revenues for fiscal 2000 and 2001 would be reduced by $50 million to $55 million in the aggregate.

Consequently, during the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations in addition to changes in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which are not expected to produce future value. The Company is planning to further consolidate facilities to gain further cost savings. In this regard, the Company plans to take an additional facilities-related charge of between $5 and $10 million in the first quarter of fiscal 2001. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost savings of $15 to $20 million once implemented.

SALES AND MARKETING

PAREXEL's business development strategy is based on maintaining excellent service-oriented relationships with its large client base. The Company's client relations professionals, senior executives and project team leaders all share responsibility for the maintenance of key client relationships and business development activities. In addition to significant selling experience, most of the Company's business development personnel have technical or scientific backgrounds in the pharmaceutical industry. The Company believes that its emphasis on developing close relationships with its clients leaves it well positioned to benefit from the trend among pharmaceutical companies to concentrate their outsourcing among fewer CROs.

The Company's marketing activities are coordinated by PAREXEL's global marketing organization, with offices at its headquarters and in the U.K. The Company's promotional activities consist primarily of participation in industry conferences, advertising, and public relations.

CLIENTS

During fiscal 2000, the Company provided services to most of the top 20 pharmaceutical and top 10 biotechnology companies. The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a core group of major projects or clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to continue to experience such concentration in future years. In fiscal 2000, the Company's five largest clients accounted for 45% of its consolidated net revenue. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, while in fiscal 1998, the Company's five largest clients accounted for 34% of its consolidated net revenue. In fiscal 2000 and 1999, one client, Novartis, accounted for 21% and 20% of consolidated net revenue, respectively. In fiscal 1998, a different client, Smithkline Beecham, accounted for 12% of consolidated net revenue. The loss of business from a significant client could materially and adversely affect the Company's net revenue and results of operations.

BACKLOG

Backlog represents anticipated net revenue from work not yet completed or performed under signed contracts, letter agreements, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract. Backlog at June 30, 2000 was approximately $385.1 million.

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

COMPETITION

The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, and, occasionally, small specialty CROs. In addition, PAREXEL's Consulting and Medical Marketing Services businesses have a large and fragmented group of specialty service providers with which they compete. Some of the major CRO's against which the Company competes have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the effectiveness in managing large and complex medical databases, the capability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. PAREXEL believes that it competes effectively in these areas.

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

EMPLOYEES

As of June 30, 2000, the Company had approximately 4,200 employees. Approximately 49% of the employees are located in North America and 51% are located throughout Europe and the Asia/Pacific region. The Company believes that its relations with its employees are good.

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

GOVERNMENT REGULATIONS

Before a new drug may be approved and marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The stages of this development process are as follows:

     1. Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file an Investigational New Drug Application ("IND"), upon which the FDA may grant permission to begin human trials.

     2.      Clinical Trials (3.5 to 6 years)

     3. Phase I (6 months to 1 year). Basic safety and pharmacology testing usually in 20 to 80 human subjects, usually healthy volunteers, includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

     4. Phase II (1 to 2 years). Basic efficacy (effectiveness) and dose-range testing usually in 100 to 200 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data.

     5. Phase III (2 to 3 years). Efficacy and safety studies in hundreds or thousands of patients at many investigational sites (hospitals and clinics) can be placebo-controlled trials, in which the new drug is compared with a "sugar pill," or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category. Treatment Investigational New Drug ("TIND") may span late Phase II, Phase III, and FDA review. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a TIND. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

     6. New Drug Application ("NDA") Preparation and Submission. Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development into a single large document, the NDA, which today comprises, on average, roughly 100,000 pages.

     7. FDA Review & Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study.

     8. Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the sponsor to collect and periodically report to FDA additional safety and efficacy data on the drug for as long as the manufacturer markets the drug (post-marketing surveillance). If the drug is marketed outside the U.S., these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life.

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

The FDA's regulatory requirements have served as the model for much of the regulation for new drug development worldwide. As a result, similar regulatory requirements exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in various countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors. Beginning in 1991, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian and Western European regulators. Effective April 1, 1997, Japan officially adopted GCP and legitimized the use of CROs in conducting clinical research.

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

RISK FACTORS

The statements included in this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference to exhibit 13.1 hereto, may contain "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, regarding future results and events that involve a number of risks and uncertainties including the adequacy of the Company's existing capital resources and future cash flows from operations, statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed below in greater detail.

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon sixty days' notice. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     -   products being tested fail to satisfy safety requirements;

     -   products have unexpected or undesired  clinical  results;

     - the client decides to forego a particular study, perhaps for economic reasons;

     -   not enough patients enroll in the study;

     -   not enough investigators are recruited; or

     -   production problems cause shortages of the drug.

In addition, the Company believes that pharmaceutical companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause pharmaceutical companies to cancel contracts with contract research organizations at a higher rate than in the past. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. Refer to "Fiscal 2000 Cancellation and Restructuring and Other Charges" above.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly and annual operating results have varied, and will continue to vary. Factors that could cause these variations include:

     - the level of new business authorizations in a particular quarter or year;

     - the timing of the initiation, progress, or cancellation of significant projects;

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

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

The Company depends on research and development expenditures by pharmaceutical and biotechnology companies to sustain a large part of its business. The Company's operations could be materially and adversely affected if:

     - its clients' businesses experience financial problems or are affected by a general economic downturn;

     - consolidation in the pharmaceutical or biotechnology industries leads to a smaller client base for the Company; or

     -   its clients reduce their research and development expenditures.

Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical companies to out-source large clinical research projects. If this trend slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 2000, the Company's five largest clients accounted for 45% of its consolidated net revenue, and one client accounted for 21% of consolidated revenue. In fiscal 1999, the Company's five largest clients accounted for 44% of its consolidated net revenue, and one client accounted for 20% of consolidated net revenue. The Company could suffer a material adverse effect if it lost the business of a significant client.

THE COMPANY'S BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND THE COMPANY MUST PROPERLY MANAGE THAT EXPANSION

The Company's business has expanded substantially in the past. Rapid expansion could strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

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

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company relies on it ability to make strategic acquisitions as a component of its growth. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on terms and conditions acceptable to the Company. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:

     - The Company may encounter difficulties and will encounter expenses in connection with acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies;

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

THE COMPANY RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT REMAIN WITH THE COMPANY

The Company relies on a number of key executives, including Josef H. von Rickenbach, its Chairman, President and Chief Executive Officer. The Company maintains key man life insurance on Mr. von Rickenbach. The Company does not have employment agreements with most of its senior officers and if any of these key executives leave the company, it could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The Company may not be successful in attracting or retaining key personnel.

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

THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD DECLINE

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future in response to quarter-to-quarter variations in:

     -   operating results;

     -   earnings estimates by analysts;

     -   market conditions in the industry;

     -   prospects of health care reform;

     -   changes in government regulations; and

     -   general economic conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock. Since the Company's common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts' expectations of earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts' expectations. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in earnings and stock price.

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

     -   financial strength and stability; and

     -   price.

The contract research organization industry is fragmented, with several hundred small, limited-service providers and several large, full-service contract research organizations with global operations. The Company competes against large contract research organizations, including Quintiles

Transnational Corporation, Covance Inc., and Pharmaceutical Product Development, Inc., for both clients and acquisition candidates. In addition, the Company competes for research contracts arising out of the consolidation within the drug industry and the growing tendency of drug companies to outsource to a small number of preferred contract research organizations.

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM

Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the last few years, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress did not adopt any of the proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved by the U.S. Congress, pharmaceutical and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on the Company's business.

Many governments outside the U.S. have also reviewed or undertaken health care reform. The Company cannot predict the impact that any pending or future foreign health care reform proposals may have on its business in other countries.

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 40% of its net revenue for fiscal 2000 from operations outside of North America. In fiscal 1999, 43% of the Company's net revenue was derived from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations. In fiscal 2000, the Company recorded realized foreign exchange gains of approximately $1.6 million.

ITEM 2.  PROPERTIES

PAREXEL maintains 41 locations throughout 29 countries around the world. The Company leases all but one of its facilities. The principle executive and administrative offices are located in Waltham, Massachusetts. The Waltham facilities encompass approximately 192,000 square feet and, in addition to the executive and administrative offices, serve the CRS unit in all aspects of its business and the PCG unit in regulatory affairs. Also in North America, the Company leases facilities for its CRS business unit in Chicago, Raleigh-Durham and San Diego. CRS shares leased space in Philadelphia with the Information Products Group of PCG and in Washington D.C. with the MMS business unit's headquarters.

In Europe, the Company maintains offices in Berlin, London and Paris, having approximately 145,000, 75,000 and 43,000 square feet respectively. CRS shares this leased space in Berlin, London and Paris with PCG, and otherwise occupies offices in Frankfurt, Sheffield, Guildford, and Amsterdam. MMS' principal European offices are located in Worthing, with other facilities in Paris.

The Company is planning to consolidate certain facilities to achieve cost savings. In this regard, the Company plans to take a facilities-related charge in fiscal 2001. Please see "Fiscal 2000 Cancellation and Restructuring and Other Charges." Otherwise, the Company considers all of its properties to be suitable and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as one of many defendants in approximately seventeen
(17) lawsuits currently pending before the state trial courts in New Jersey and Pennsylvania. This litigation relates to a drug for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. Generally, the claims against the Company in these actions include negligence, breach of express and implied warranty, strict liability, fraud, civil conspiracy, and negligent and intentional infliction of emotional distress. The Company has provided notice of these matters to its insurance carriers. Indemnification has been secured as to four (4) of the pending lawsuits from one of the companies for which the Company provided clinical research services. The Company has submitted requests for indemnification as to the remaining pending lawsuits pursuant to the Company's contracts with other companies for which the Company provided clinical research services for the subject drug.

The Company and four of its directors have been named in a lawsuit filed on or about June 8, 2000 by two arbitrageurs, Elliott Associates, L.P. and Westgate International L.P. The complaint, filed in the United States District Court for the Southern District of New York, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act and state law claims for fraud and negligent misrepresentation. The arbitrageurs allege that they executed both purchases and short sales of securities in reliance on statements made by the Company regarding a proposed merger with Covance, Inc. announced in April 1999. The arbitrageurs further allege that they were damaged by the termination of the merger agreement which was announced in June 1999. The Plaintiffs have provided notice to the Company's counsel that they intend to withdraw their negligent misrepresentation claim. The Company and the Directors have filed a motion with the court to dismiss the complaint. The Company has provided notice of this matter to its insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from page 29 "Quarterly Operating Results and Common Stock Information (Unaudited)" of the Company's 2000 Annual Report to Stockholders included as Exhibit 13.1 to this annual report.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated by reference from page 29 "Selected Financial Data," of the Company's 2000 Annual Report to Stockholders included as Exhibit
13.1 to this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from pages 11-15, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 2000 Annual Report to Stockholders included as Exhibit 13.1 to this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from page 15, "Market Risk," of the Company's 2000 Annual Report to Stockholders included as Exhibit 13.1 to this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information are incorporated by reference from pages 16-28 of the Company's 2000 Annual Report to Stockholders included as Exhibit 13.1 to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

       (1) FINANCIAL STATEMENTS. The following financial statements and supplementary data included in the 2000 Annual Report to Stockholders, filed as Exhibit 13.1 to this report, are incorporated by reference into Item 8 of this report.


                                                                                           ANNUAL  REPORT TO
            FINANCIAL STATEMENTS                                       FORM 10-K PAGE      STOCKHOLDERS PAGE
            --------------------                                       --------------      -----------------
Report of Independent Accountants                                           F16                   28
Consolidated Statements of Operations for each of the
   three years ended June 30, 2000                                           F1                   16
Consolidated Balance Sheets at June 30, 2000 and 1999                        F2                   17
Consolidated Statements of Stockholders' Equity for
   each of the three years ended June 30, 2000                               F3                   18
Consolidated Statements of Cash Flows for each of the
   three years ended June 30, 2000                                           F4                   19
Notes to Consolidated Financial Statements                                 F5-F15               20-28


       (2) FINANCIAL STATEMENT SCHEDULES:

           For the three years ended June 30, 2000:

                Schedule II - Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       (3) EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
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

3.3 Amendment to Article 1, Section 1 of the Corporation's Amended and Restated By-laws.

4.1 Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

4.3 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.4 Share Acquisition Agreement with respect to Groupe PharMedicom S.A., dated March 31, 1999 among Herve Laurent, Philippe Conquet and Others, as Sellers, and PAREXEL International Corporation, as Buyer (filed as
                Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

4.5 Registration Rights Agreement dated as of March 31, 1999 among PAREXEL International Corporation and certain former stockholders of Groupe PharMedicom S.A. (filed as Exhibit
                4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

10.1*           Agreement dated June 30, 1993 between Prof. Dr. med. Werner M.
                Herrmann and PAREXEL GmbH Independent Pharmaceutical Research Organization, as amended, as of April 1, 1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.2*           Letter Agreement effective as of July 1, 1997 between Prof.
                Dr. med. Werner M. Herrmann and the Company, as amended as of April 1, 1998(filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.3*           Form of Stock Option Agreement of the Company (filed as Exhibit
                10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference.

10.4*           1986 Incentive Stock Option Plan of the Company (filed as
                Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.5* 1987 Stock Plan of the Company (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.6* 1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7* Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 and incorporated herein by this reference).

10.8* 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.9*           Corporate Plan for Retirement of the Company (filed as Exhibit
                10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.10 Loan and Security Agreement dated as of July 31, 1992 between the Company, Barnett International Corporation and The First National Bank of Boston, as amended (filed as
                Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference.

10.11 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and The Company (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12 Second Amendment dated as of June 28, 1993 to the lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and
                incorporated herein by this reference).

10.13*          Letter of employment dated July 6, 1993 between Barry R.
                Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.14* 1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the registrant's Annual Report on form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.15* Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as
                Exhibit 10.1 to the Registrant's Quarterly Report on
                Form 10-Q for the Quarter Ended December 31, 1999 and incorporated herein by this reference).

10.16* Change in Control Agreement dated October 20, 1998 between Barry R. Philpott and the Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

10.17 Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.18 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.19 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company.

10.20* Employment Agreement dated August 30, 1996 between Ulf Schneider and the Company.

10.21* Employment Agreement dated December 15, 1997 between Paule Dapres and the Company.

10.22 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company.

13.1            Specified portions of the Registrant's 2000 Annual Report to
                Stockholders.

21.1            List of subsidiaries of the Company.

23.1            Consent of PricewaterhouseCoopers LLP

23.2            Report of Independent Accountants on Financial Statement
                Schedule.

27.1            Financial Data Schedule.

(B)             Reports on Form 8-K:
                No reports on Form 8-K for the quarter ended June 30, 2000.


* denotes management contract or any compensatory plan, contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the 25th day of September, 2000.


PAREXEL INTERNATIONAL CORPORATION

                                        By: /s/ Josef H. Von Rickenbach
                                            ---------------------------------
                                            Josef H. von Rickenbach
                                            Chairman, President and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURES                             TITLE(S)                            DATE
                 ----------                             --------                            ----
/s/ Josef H. Von Rickenbach
----------------------------------------
Josef H. von Rickenbach                    Chairman, President and Chief            September 25, 2000
                                           Executive Officer (principal
                                           executive officer)

/s/ James F. Winschel, Jr.
----------------------------------------
James F. Winschel, Jr.                     Senior Vice President and Chief          September 25, 2000
                                           Financial Officer (principal
                                           financial and accounting officer)

/s/ A. Dana Callow, Jr.
----------------------------------------
A. Dana Callow, Jr.                        Director                                 September 25, 2000



/s/ A. Joseph Eagle
----------------------------------------
A. Joseph Eagle                            Director                                 September 25, 2000



/s/ Patrick J. Fortune
----------------------------------------
Patrick J. Fortune                         Director                                 September 25, 2000



/s/ Werner M. Herrmann
----------------------------------------
Werner M. Herrmann                         Director                                 September 25, 2000



/s/ Serge Okun
----------------------------------------
Serge Okun                                 Director                                 September 25, 2000



/s/ William T. Sobo, Jr.
----------------------------------------
William T. Sobo, Jr.                       Director                                 September 25, 2000

                                   Schedule II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)

                                         Balance at      Charged to                                        Balance at
                                         beginning       costs and      Charged to         Deductions        end of
        Description                       of year         expenses    other accounts     and write-offs       year

ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended June 30, 1998                   $3,384          $1,924        $  --              $  (246)         $5,062
Year ended June 30, 1999                    5,062             533           --                 (468)          5,127
Year ended June 30, 2000                    5,127             607           --               (2,034)          3,700

DEFERRED TAX ASSET
VALUATION ALLOWANCE:

Year ended June 30, 1998                   $3,504         $    --        $  --               $ (891)         $2,613
Year ended June 30, 1999                    2,613             950           --                   --           3,563
Year ended June 30, 2000                    3,563              --           --                  (95)          3,468

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
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

3.3 Amendment to Article 1, Section 1 of the Corporation's Amended and Restated By-laws.

4.1 Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of PPS Europe Ltd. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A dated March 1, 1998 and incorporated herein by reference).

4.3 Registration Rights Agreement dated as of February 27, 1998 by and among the Company and the former stockholders of Creative Communications Solutions Limited (filed as exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (File No. 333-53941) and incorporated herein by reference).

4.4 Share Acquisition Agreement with respect to Groupe PharMedicom S.A., dated March 31, 1999 among Herve Laurent, Philippe Conquet and Others, as Sellers, and PAREXEL International Corporation, as Buyer (filed as
                Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

4.5 Registration Rights Agreement dated as of March 31, 1999 among PAREXEL International Corporation and certain former stockholders of Groupe PharMedicom S.A. (filed as Exhibit
                4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference).

10.1*           Agreement dated June 30, 1993 between Prof. Dr. med. Werner M.
                Herrmann and PAREXEL GmbH Independent Pharmaceutical Research Organization, as amended, as of April 1, 1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.2*           Letter Agreement effective as of July 1, 1997 between Prof.
                Dr. med. Werner M. Herrmann and the Company, as amended as of April 1, 1998(filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 and incorporated herein by this reference).

10.3*           Form of Stock Option Agreement of the Company (filed as Exhibit
                10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference.

10.4*           1986 Incentive Stock Option Plan of the Company (filed as
                Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.5* 1987 Stock Plan of the Company (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.6* 1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7* Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 and incorporated herein by this reference).

10.8* 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.9*           Corporate Plan for Retirement of the Company (filed as Exhibit
                10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.10 Loan and Security Agreement dated as of July 31, 1992 between the Company, Barnett International Corporation and The First National Bank of Boston, as amended (filed as
                Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference.

10.11 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and The Company (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12 Second Amendment dated as of June 28, 1993 to the lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and
                incorporated herein by this reference).

10.13*          Letter of employment dated July 6, 1993 between Barry R.
                Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.14* 1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the registrant's Annual Report on form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.15* Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as
                Exhibit 10.1 to the Registrant's Quarterly Report on
                Form 10-Q for the Quarter Ended December 31, 1999 and incorporated herein by this reference).

10.16* Change in Control Agreement dated October 20, 1998 between Barry R. Philpott and the Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

10.17 Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.18 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.19 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company.

10.20* Employment Agreement dated August 30, 1996 between Ulf Schneider and the Company.

10.21* Employment Agreement dated December 15, 1997 between Paule Dapres and the Company.

10.22 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company.

13.1            Specified portions of the Registrant's 2000 Annual Report to
                Stockholders.

21.1            List of subsidiaries of the Company.

23.1            Consent of PricewaterhouseCoopers LLP

23.2            Report of Independent Accountants on Financial Statement
                Schedule.

27.1            Financial Data Schedule.

(B)             Reports on Form 8-K:
                No reports on Form 8-K for the quarter ended June 30, 2000.


* denotes management contract or any compensatory plan, contract or arrangement.