Form 10-Q
period 2000-09-30
PAREXEL INTERNATIONAL CORP
filed 2000-11-14
CIK 799729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2000, there were 24,516,690 shares of PAREXEL International Corporation common stock outstanding, excluding 890,412 shares in treasury.

                       PAREXEL INTERNATIONAL CORPORATION

                                     INDEX
                                     -----
                                                              PAGE
                                                              ----

PART I.     FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
            - September 30, 2000 and June 30, 2000              3

            Condensed Consolidated Statements of
            Operations - Three months ended
            September 30, 2000 and 1999                         4

            Condensed Consolidated Statements of Cash
            Flows - Three months ended September 30,
            2000 and 1999                                       5

            Notes to Condensed Consolidated Financial
            Statements                                          6

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                10

    Item 3  Quantitative and Qualitative Disclosure About
            Market Risk                                        16

            Risk Factors                                       16

PART II.    OTHER INFORMATION

    Item 6  Exhibits and Reports on Form 8-K                   21

SIGNATURES                                                     22

EXHIBIT INDEX                                                  23

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                      SEPTEMBER 30,   JUNE 30,
                                                          2000          2000
                                                      -------------   --------
                                                       (UNAUDITED)
                           ASSETS

Current assets:
 Cash and cash equivalents                               $  58,873    $  53,191
 Marketable securities                                      29,067       37,022
 Accounts receivable, net                                  176,316      161,447
 Prepaid expenses                                           10,420       10,186
 Other current assets                                       17,909       17,244
                                                         ---------    ---------
        Total current assets                               292,585      279,090

 Property and equipment, net                                40,826       43,783
 Other assets                                               29,009       28,046
                                                         ---------    ---------
       Total Assets                                      $ 362,420    $ 350,919
                                                         =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt     $     248    $     269
 Accounts payable                                           26,008       20,979
 Advance billings                                           90,067       78,743
 Other current liabilities                                  51,745       51,353
                                                         ---------    ---------
        Total current liabilities                          168,068      151,344

Other liabilities                                            9,981        9,422
                                                         ---------    ---------
        Total liabilities                                  178,049      160,766
                                                         ---------    ---------

Minority interest in subsidiary                                553            -
                                                         ---------    ---------

Stockholders' equity:
 Preferred stock--$.01 par value; shares authorized:
  5,000,000; none issued and outstanding                         -            -
 Common stock--$.01 par value; shares authorized:
  50,000,000 at September 30, 2000 and
  June 30, 2000; shares issued: 25,404,466
  at September 30, 2000 and 25,399,570 at
  June 30, 2000; shares outstanding: 24,724,054
  at September 30, 2000 and 24,719,158 at
  June 30, 2000                                                254          254
 Additional paid-in capital                                162,064      162,057
 Treasury stock, at cost                                    (6,424)      (6,424)
 Retained earnings                                          41,043       41,270
 Accumulated other comprehensive loss                      (13,119)      (7,004)
                                                         ---------    ---------
        Total stockholders' equity                         183,818      190,153
                                                         ---------    ---------
        Total liabilities and stockholders' equity       $ 362,420    $ 350,919
                                                         =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                   FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   --------------------------
                                                       2000          1999
                                                   --------------------------

Net revenue                                        $   88,215     $   91,768
                                                   ----------     ----------

Costs and expenses:
 Direct costs                                          64,290         62,133
 Selling, general and administrative                   20,141         18,765
 Depreciation and amortization                          5,635          5,095
 Restructuring and other charges                         (768)          (312)
                                                   ----------     ----------
                                                       89,298         85,681
                                                   ----------     ----------

Income (loss) from operations                          (1,083)         6,087

Other income (expense), net                             1,272            774
                                                   ----------     ----------

Income before provision for income taxes                  189          6,861
Provision for income taxes                                290          2,422
                                                   ----------     ----------

Net income (loss)                                  $     (101)    $    4,439
                                                   ==========     ==========

Earnings per share:
 Basic                                             $    (0.00)    $     0.18
 Diluted                                           $    (0.00)    $     0.18

Weighted average shares outstanding:
 per share:
 Basic                                                 24,721         25,153
 Diluted                                               24,721         25,285

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                   FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   --------------------------
                                                      2000            1999
                                                   --------------------------
Cash flows from operating activities:
 Net income (loss)                                 $   (101)      $  4,439
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     5,684          5,095
    Change in assets and liabilities, net of
    effects of acquisitions                           2,693          5,687
                                                   --------       --------

Net cash provided by operating activities             8,275         15,221
                                                   --------       --------

Cash flows from investing activities:
 Purchase of marketable securities                  (28,145)       (34,555)
 Proceeds from sale of marketable securities         36,051         26,203
 Purchase of property and equipment                  (2,720)        (5,566)
 Acquisition of a business                           (2,994)        (3,000)
 Other investing activities                               -           (159)
                                                   --------       --------

Net cash provided (used) by investing activities      2,192        (17,077)
                                                   --------       --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                   7          1,448
 Net repayments under credit arrangements               (33)          (573)
                                                   --------       --------
Net cash (used) provided by financing activities        (26)           875
                                                   --------       --------
Elimination of net cash activities of
 subsidiary for a change in fiscal year                (126)             -
                                                   --------       --------
Effect of exchange rate changes on cash and
 cash equivalents                                    (4,634)         1,009
                                                   --------       --------

Net increase in cash and cash equivalents             5,682             28

Cash and cash equivalents at beginning of period     53,191         62,005
                                                   --------       --------

Cash and cash equivalents at end of period         $ 58,873       $ 62,033
                                                   ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

The following table outlines the basic and diluted earnings (loss) per common share computations (in thousands, except per share data):

                                              FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                   2000         1999
                                              --------------------------

Net income (loss) attributable to
 common shares                                $   (101)      $  4,439
                                              ========       ========

BASIC (LOSS) EARNINGS PER COMMON SHARE
 COMPUTATION:

Weighted average common shares outstanding      24,721         25,153
Basic earnings (loss) per common share               -            132
                                              ========       ========
                                              $  (0.00)      $   0.18
                                              ========       ========

DILUTED (LOSS) EARNINGS PER COMMON SHARE
 COMPUTATION:

Weighted average common shares outstanding
  Shares attributable to common stock
   outstanding                                  24,721         25,153
  Shares attributable to common stock
   options                                           -            132
                                              --------       --------
                                                24,721         25,285
                                              ========       ========

Diluted earnings (loss) per common share      $  (0.00)      $   0.18
                                              ========       ========

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised of net income (loss) and foreign currency translation adjustments, totaled $(6.2) million and $5.1 million for the three months ended September 30, 2000 and 1999, respectively.

NOTE 4 - SEGMENT INFORMATION

The Company is managed through four reportable segments, namely, the Clinical Research Services, the Consulting Group, Medical Marketing Services, and Perceptive Informatics, Inc. Clinical Research Services constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, and investigator site services. PAREXEL's Consulting Group provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. Medical Marketing Services provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive Informatics, Inc. provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers an industry-leading medical imaging service supporting the use of advanced imaging techniques in clinical development.

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

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------
(in thousands)                                        2000          1999
                                                  --------------------------

Net revenue:
   Clinical Research Services                     $  54,759       $   65,093 (a)
   Medical Marketing Services                        13,766           11,340
   Consulting Group                                  17,261           15,335
   Perceptive Informatics                             2,429                -
                                                  ---------       ----------
                                                  $  88,215       $   91,768
                                                  =========       ==========

Gross profit:
   Clinical Research Services                     $  16,784       $   23,446 (a)
   Medical Marketing Services                         4,501            3,046
   Consulting Group                                   3,321            3,143
   Perceptive Informatics                              (681)               -
                                                  ---------       ----------
                                                  $  23,925       $   29,635
                                                  =========       ==========

(a)  Includes results for Perceptive Informatics in fiscal 2000.

NOTE 5 - ACQUISITION

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. The minority interest in FARMOVS of $0.6 million is reported on the condensed consolidated balance sheet for the first quarter of fiscal 2001. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired. This goodwill is being amortized using a straight-line method over 15 years.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which are not expected to produce future value. The Company is planning to further consolidate facilities to gain further cost savings. In this regard, the Company plans to take an additional facilities-related charge of between $5 and $7 million in fiscal 2001. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost savings of $12 to $16 million once implemented.

During the three months ended September 30, 2000, the Company reversed $1.5 million of the restructuring reserve originally recorded in March 2000 because of a change in estimate. Concurrently, the Company recorded a new restructuring charge of $0.8 million related to the exit from a small business operation located in the United States.

Current quarter activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                                                     Balance
                          Balance as of                Charges        as of
                            June 30,        Net          and       September 30,
                              2000       Provisions   Reversals        2000
                          -------------  ----------   ---------    -------------

Employee severance costs    $ 4,183        $100       $(2,664)        $1,619
Facilities related charges    4,976         120          (265)         4,831
Other charges                   (15)        552            15            552
                            -------        ----       -------         ------
                            $ 9,144        $772       $(2,914)        $7,002
                            =======        ====       =======         ======

NOTE 7 - RESTATEMENT OF FISCAL 2000 BALANCE SHEET

In connection with the Company's intercompany reconciliation process for the fiscal quarter ended September 30, 2000, the Company identified certain items that will require the Company to restate its consolidated balance sheet for the fiscal year ended June 30, 2000. The June 30, 2000 consolidated balance sheet included in this Quarterly Report on Form 10-Q does not reflect this restatement, but instead is the same as the Company's consolidated balance sheet included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company anticipates that the restatement will result in adjustments of approximately $5 - $7 million, principally related to currency translation adjustments increasing the previously reported balance for current liabilities and a corresponding decrease to stockholder's equity. In this process, the Company also identified certain charges that should have been made to it's consolidated statement of income for the fiscal year ended June 30, 2000, which the Company currently believes are less than $2 million on a pre-tax basis. The Company is in the process of completing its review of its June 30, 2000 consolidated financial statements and expects to file shortly a Form 10-K/A for its fiscal year ended June 30, 2000 that will restate its consolidated balance sheet and, if necessary, its consolidated statement of income for the fiscal year ended on that date.

NOTE 8 - CHANGE IN FISCAL YEAR OF CERTAIN SUBSIDIARIES

In the first quarter of fiscal 2001, the Company changed the fiscal year-end of its MMS Europe unit and subsidiaries from May 31 to June 30 to be consistent with the consolidated company. As such, the statements of operations for those units for June 2000 are recorded as a net adjustment of approximately $126,000 to retained earnings of the Company.


NOTE 9 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. The repurchases are made in the open market subject to market conditions. The Company did not acquire any shares during the three months ended September 30, 2000. The Company has acquired 651,000 shares at a cost of $6.4 million since the inception of the program.


NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARD

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." FIN 44 is effective for the Company this fiscal year. The adoption of FIN 44 did not have a material impact on the Company's financial position or its results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must be implemented by the Company by the fourth quarter of fiscal 2001. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 is effective for the Company this fiscal year. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.


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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed under "RISK FACTORS" below.

OVERVIEW

The Company is a leading clinical research, medical marketing and consulting services organization providing a broad spectrum of services from first-in-human clinical studies through product launch to the pharmaceutical, biotechnology and medical device industries around the world. The Company's primary objective is to help its clients rapidly obtain the necessary regulatory approvals for their products and market those products successfully. The Company provides the following services to its clients: clinical trials management; data management; biostatistical analysis; medical marketing; clinical pharmacology; regulatory and medical consulting; performance improvement; industry training and publishing; and other drug development consulting services.

The Company is managed through four reportable segments, namely, Clinical Research Services ("CRS"), Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics Inc. CSR constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive Informatics Inc. provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers a medical imaging service supporting the use of advanced imaging techniques in clinical development.

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

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger-related activities, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug.

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

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. The minority interest in FARMOVS of $0.6 million is reported on the condensed consolidated balance sheet for the first quarter of fiscal 2001. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired. This goodwill is being amortized using a straight-line method over 15 years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net revenue decreased by $3.6 million, or 3.9%, to $88.2 million for the three months ended September 30, 2000 from $91.8 million for the same period one year ago. CRS revenue decreased by $10.3 million, or 15.9%, to $54.8 million primarily due to the impact of cancellations and delays. PCG revenue increased by $1.9 million, or 12.6%, to $17.3 million, in part due to the addition of $0.6 million of incremental revenue resulting from the acquisition of a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in South Africa. MMS revenue increased by $2.4 million, or 21.4%, to $13.8 million primarily due to an increase in the volume of the medical communications business. The total Company decrease in net revenue, excluding the incremental revenue associated with the acquisition of the majority interest in FARMOVS, was $4.2 million, or 4.6%. The Company began reporting a fourth business segment, Perceptive Informatics, in the first quarter of fiscal 2001. Net revenue for Perceptive Informatics was $2.4 million for the three months ended September 30, 2000, but was included as part of Clinical Research Services for the prior year quarter.

Direct costs increased by $2.2 million, or 3.5%, to $64.3 million for the three months ended September 30, 2000 from $62.1 million for the same period one year ago. On a segment basis, CRS direct costs decreased $3.6 million to $38.0 million from $41.6 million in the prior year quarter; PCG direct costs increased $1.7 million to $13.9 million from $12.2 million; MMS direct costs increased $1.0 million to $9.3 million from $8.3 million; and Perceptive Informatics reported direct costs of $3.1 million in the current quarter. The decrease in direct costs of CRS was primarily due, in part, to the creation of the fourth business segment, Perceptive Informatics, in the current quarter. PCG direct costs increased as a result of increased volume of business. Despite an increase in direct costs for MMS, margins increased due to a more profitable contract mix, improved cost management, and the impact of currency fluctuations on the European cost base.

Selling, general and administrative expenses increased by $1.3 million, or 6.9%, to $20.1 million for the three months ended September 30, 2000 from $18.8 million for the same period one year ago. The increase was due to increased personnel, hiring, and facilities costs necessary to accommodate the Company's future growth. Selling, general and administrative expenses as a percentage of net revenue increased to 22.8% for the three months ended September 30, 2000 from 20.4% for the same period one year ago.

Depreciation and amortization expense increased by $0.5 million, or 10.6%, to $5.6 million for the three months ended September 30, 2000 from $5.1 million for the same period one year ago. During the quarter ended September 30, 2000, the Company adjusted downward the estimated useful life of furniture related to certain facilities which it plans to consolidate and abandon, resulting in accelerated depreciation expense of $0.3 million. Depreciation and amortization expense as a percentage of net revenues increased to 6.4% for the three months ended September 30, 2000 from 5.6% for the same period last fiscal year.

The Company incurred an operating loss of $1.1 million for the three months ended September 30, 2000 versus income from operations of $6.1 million for the same period last year. Excluding restructuring and other charges of $ (0.7) million recorded during the quarter (see RESTRUCTURING AND OTHER CHARGES below), and the additional depreciation expense of $0.3 million related to the Company's decision to abandon certain facilities, the operating loss would have been $1.5 million for the three months ended September 30, 2000.

Income from operations (excluding restructuring and other charges and the additional depreciation expense) decreased as a percentage of net revenue to a negative 1.7% for the three months ended September 30, 2000 from a positive 6.3% for the same period last year.

Other income, net was $1.3 million for the quarter, an increase of $0.5 million over the same period last year. The increase was primarily due to foreign exchange gains.

The Company's effective income tax rate was 153% for the three months ended September 30, 2000 due to a relatively low level of profitability and losses in some of the Company's European affiliates. The current period tax rate was impacted by these foreign losses where the Company will not be able to take a tax benefit. During the same quarter one year ago, the tax rate was 35.3%.

RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which are not expected to produce future value. The Company is planning to further consolidate facilities to gain future cost savings. In this regard, the Company plans to take an additional facilities-related charge of between $5 and $7 million in fiscal 2001. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost savings of $12 to $16 million once implemented.

During the three months ended September 30, 2000, the Company reversed $1.5 million of the restructuring reserve originally recorded in March 2000 because of a change in estimate. Concurrently, the Company recorded a new restructuring charge of $0.8 million related to the exit from a small business operation located in the United States.

Current quarter activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                                                     Balance
                          Balance as of                Charges        as of
                            June 30,        Net          and       September 30,
                              2000       Provisions   Reversals        2000
                          -------------  ----------   ---------    -------------

Employee severance costs    $4,183          $100       $(2,664)       $1,619
Facilities related charges   4,976           120          (265)        4,831
Other charges                  (15)          552            15           552
                             -----          ----       -------        ------
                            $9,144          $772       $(2,914)       $7,002
                            ======          ====       =======        ======

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, increased to 65 days at September 30, 2000 compared to 60 days at June 30, 2000. The number of days revenue outstanding in accounts receivable, net of advanced billings, can vary based on contractual milestones and the timing and size of cash receipts.

In September 1999, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of September 30, 2000 a total of 651,000 shares at a total cost of $6.4 million had been repurchased.

The Company's cash and cash equivalents were $58.9 million at September 30, 2000, an increase of $5.7 million from $53.2 million at June 30, 2000.

Net cash provided by operating activities of $8.3 million for the three months ended September 30, 2000 resulted primarily from depreciation and amortization of $5.7 million in addition to an increase of $4.6 million in accounts payable offset by an increase in accounts receivable net of advanced billings of $2.6 million.

Net cash provided by investing activities of $2.2 million for the three months ended September 30, 2000 consisted primarily of net sales of marketable securities of $7.9 million offset by capital expenditures of $2.7 million and a $3.0 million cash payment for a business acquisition.

Financing activities for the three months ended September 30, 2000 were not material.

The Company has domestic and foreign line of credit arrangements with banks totaling approximately $3.2 million. At September 30, 2000, the Company had approximately $2.9 million in available credit under these arrangements.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." FIN 44 is effective for the Company this fiscal year. The adoption of FIN 44 did not have a material impact on the Company's financial position or its results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must be implemented by the Company by the fourth quarter of fiscal 2001. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 is effective for the Company this fiscal year. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments. The Company occasionally purchases securities with seven-day put options that allow the Company to sell the underlying securities in seven days at par value. The Company uses these derivative financial instruments on a limited basis to shorten contractual maturity dates, thereby managing interest rate risk. The Company does not hold derivative instruments for trading purposes.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time.

 THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY  IMPACT THE
                        COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

 .  products being tested fail to satisfy safety requirements;
 .  products have unexpected or undesired  clinical  results;
 .  the client  decides to forego a  particular  study,  perhaps for economic reasons;
 .  not enough patients enroll in the study;
 . not enough investigators are recruited; or . production problems cause shortages of the drug.

In addition, the Company believes that pharmaceutical companies may proceed with fewer clinical trials if they are trying to reduce costs. These factors may cause pharmaceutical companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. Refer to "Restructuring and Other Charges" above.

 THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND
                    MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly and annual operating results have varied, and will continue to vary. Factors that cause these variations include:

 .  the level of new business authorizations in a particular quarter or year;
 .  the timing of the  initiation,  progress,  or cancellation of significant projects;
 .  exchange rate fluctuations between quarters or years;
 .  the mix of services offered in a particular quarter or year;
 .  the timing of the opening of new offices;
 .  the timing of other internal expansion costs;
 . the timing and amount of costs associated with integrating acquisitions; and . the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

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

 THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS
                                    BUSINESS

The Company depends on research and development expenditures by pharmaceutical and biotechnology companies to sustain a large part of its business. The Company's operations could be materially and adversely affected if:

 .  its clients' businesses  experience financial problems or are affected by a general economic downturn;
 .  consolidation in the pharmaceutical or biotechnology  industries leads to a smaller client base for the Company; or
 .  its clients reduce their research and development expenditures.

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to out-source large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. In the first quarter of fiscal 2001, the Company's five largest clients accounted for 39% of its consolidated net revenue, and one client accounted for 14% of consolidated revenue. In the first quarter of fiscal 2000, the Company's five largest clients accounted for

49% of its consolidated net revenue, and one client accounted for 26% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client.

THE COMPANY'S BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND THE
                  COMPANY MUST PROPERLY MANAGE THAT EXPANSION

The Company's business has expanded substantially in the past. Rapid expansion could strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

 . continue to improve its operating, administrative and information systems;

 . accurately predict its future personnel and resource needs to meet client contract commitments;

 .  track the progress of ongoing client projects; and

 . attract and retain qualified management, sales, professional, scientific and technical operating personnel.

The Company will face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

 . assimilate differences in foreign business practices, exchange rates and regulatory requirements;

 .  operate amid political and economic instability;

 .  hire and retain qualified personnel; and

 .  overcome language, tarrifs and other  barriers.

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

    THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company's growth depends on its ability to make strategic acquisitions. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on acceptable terms and conditions. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:

 . Difficulties and expenses associated with assimilation of the operations and services or products of the acquired companies;

 . Management's attention will necessarily be diverted from other business concerns; and

 . The loss of some or all of the key employees of the acquired company.

In the event that the operations of an acquired business do not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. The Company may also experience difficulty integrating acquired companies into its operations.

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

            THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD DECLINE

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future in response to quarter-to-quarter variations in:

 .  operating results;
 .  earnings estimates by analysts;
 .  market conditions in the industry;
 .  prospects of health care reform;
 . changes in government regulations; and . general economic conditions.

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

    THE COMPANY'S BUSINESS DEPENDS ON CONTINUED COMPREHENSIVE GOVERNMENTAL
                  REGULATION OF THE DRUG DEVELOPMENT PROCESS

In the United States, governmental regulation of the drug development process has become more complicated and more extensive. However, the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards for approval of biotechnology products as are in effect for conventional drugs. In Europe, governmental authorities are coordinating common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. In April 1997, Japan legislated good clinical practices and legitimatized the use of contract research organizations. The Company's business could be materially and adversely affected by relaxed government regulatory requirements or simplified drug approval procedures, since such actions eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with any applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify its research data.

                     THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, other full service contract research organizations, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

 .  previous experience;
 .  medical and scientific expertise in specific therapeutic areas;
 .  the quality of services;
 .  the ability to organize and manage large-scale trials on a global basis;
 .  the ability to manage large and complex medical databases;
 .  the ability to provide statistical and regulatory services;
 .  the ability to recruit investigators and patients;
 .  the ability to integrate  information  technology with systems to improve the efficiency of contract research;
 .  an international presence with strategically located facilities;
 . financial strength and stability; and . price.

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

             THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 42% of its net revenue for the three months ended September 30, 2000 from operations outside of North America, the same percentage as the comparable prior year period. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit No.          Description
      ----------------------------------------------
             27                 Financial Data Schedule

      (b)  Reports on Form 8-K
      -------------------------
      The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2000.

                                  PAREXEL International Corporation



Date: November 14, 2000           By: /s/ Josef H. von Rickenbach
                                      ---------------------------------
                                  Josef H. von Rickenbach
                                  Chairman of the Board, President, and Chief
                                  Executive Officer


Date: November 14, 2000           By: /s/ James F. Winschel, Jr.
                                      --------------------------------
                                  James F. Winschel, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer

EXHIBIT NO.  DESCRIPTION
             -----------

27           Financial Data Schedule