Form 10-K/A
period 2000-06-30
PAREXEL INTERNATIONAL CORP
filed 2001-01-05
CIK 799729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                              Amendment No. 1 to

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on November 16, 2000 are incorporated by reference into Part III of this report.

Note: This 10-K/A is being filed to restate certain financial statements included with the Form 10-K for the year ended June 30, 2000. The corrected information was identified in connection with the closing of the books for the first quarter of fiscal 2001. See note 3 to the financial statements included in
Item 8 for further information.

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I.
           Item 1.     Business                                               2
                       Risk Factors                                          11
           Item 2.     Properties                                            14
           Item 3.     Legal Proceedings                                     14
           Item 4.     Submission of Matters to a Vote
                       of Security Holders                                   14
PART II
           Item 5.     Market for Registrant's Common Equity
                       and Related Stockholder Matters                       15
           Item 6.     Selected Financial Data                               16
           Item 7.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   17
           Item 7A.    Quantitative and Qualitative Disclosures
                       About Market Risk                                     22
           Item 8.     Financial Statements and Supplementary Data           23
           Item 9.     Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                   39
PART III
           Item 10.    Directors and Executive Officers of the Registrant    39
           Item 11.    Executive Compensation                                39
           Item 12.    Security Ownership of Certain Beneficial Owners
                       and Management                                        39
           Item 13.    Certain Relationships and Related Transactions        39
PART IV
           Item 14.    Exhibits, Financial Statement Schedule, and
                       Reports on Form 8-K                                   40

SIGNATURES                                                                   43

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

PAREXEL has internally organized its operations into three interactive business units, namely: Clinical Research Services, Medical Marketing Services and Consulting Services. Financial data on a business unit and geographic basis are included in footnote 17 to the consolidated financial statements included in
Item 8 of this annual report.

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

RISK FACTORS

The statements included in this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future results and events that involve a number of risks and uncertainties including the adequacy of the Company's existing capital resources and future cash flows from operations, statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed below in greater detail.

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 40% of its net revenue for fiscal 2000 from operations outside of North America. In fiscal 1999, 43% of the Company's net revenue was derived from operations outside of North America. The Company's revenues and expenses from foreign operations are usually denominated in local currencies. The Company is therefore subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not currently hedge against the risk of exchange rate fluctuations. In fiscal 2000, the Company recorded realized foreign exchange gains of approximately $0.8 million.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY OPERATING RESULTS AND COMMON STOCK INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the two years ended June 30,2000.

                                         For the year ended June 30, 2000
                                                  (Restated) (1)

(in thousands, except share data)     First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter
-----------------------------------------------------------------------------------
Net revenue                       $    91,768 $    97,957  $   97,253   $    91,172
Income (loss) from operations (2)       5,667       6,319      (9,129)          126
Net income (loss)                       3,870       5,065      (5,910)        1,363
Diluted earnings (loss) per share        0.15        0.21       (0.24)         0.05
Range of common stock prices (3)  $8.03-13.50 $7.62-12.56 $8.12-15.44   $8.25-10.37

                                         For the year ended June 30, 1999

(in thousands, except share data)     First         Second         Third        Fourth
                                     Quarter        Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------
Net revenue                       $     82,835  $     87,855  $    90,032  $     87,764
Income (loss) from operations (4)        7,667         7,277        7,703        (2,093)
Net income (loss)                        5,505         5,141        5,685          (709)
Diluted earnings (loss) per share         0.22          0.20         0.23         (0.03)
Range of common stock prices (3)  $29.69-40.13  $20.25-45.50 $19.00-29.38  $10.48-26.81

(1) As described in Note 3 to the restated financial statements in Item 8, the Company restated its Consolidated Financial Statements. The quarterly impact is as follows:

                                                     For the year ended June 30, 2000

(in thousands, except share data)                    First Quarter                 Second Quarter
                                               As Reported    As Restated    As Reported    As Restated
                                               -----------    -----------    -----------    -----------
BALANCE SHEET
Cash                                           $  62,033        $  62,033    $  74,539       $  74,619
Accounts receivables, net                        170,777          170,777      167,203         167,203
Property and equipment, net                       48,409           48,416       44,758          44,775
Accounts payable                                  19,361           17,541       11,907          11,785
Advance billings                                  88,094           91,000      103,845         106,459
Other current liabilities                         49,690           49,343       48,636          48,364
Accumulated other comprehensive income            (2,896)          (3,058)      (4,752)         (6,420)
Retained earnings                                 40,224           39,655       45,288          44,833
Stockholders' equity                             198,602          197,870      198,197         196,073

INCOME STATEMENT
Selling, general and administrative expense    $  18,765        $  19,185    $  19,684       $  19,692
Other income (expense)                               774              315        1,848           2,046
Provision for income taxes                         2,422            2,112        3,111           3,187
Net income                                         4,439            3,870        5,064           5,065

COMPREHENSIVE INCOME (LOSS)                    $   5,122        $   4,391    $   3,208       $   1,816

Earnings per share - basic                     $    0.18        $    0.15    $    0.20       $    0.21
Earnings per share - diluted                   $    0.18        $    0.15    $    0.20       $    0.21

                                                     For the year ended June 30, 2000

(in thousands, except share data)                    Third Quarter                 Fourth Quarter
                                               As Reported    As Restated    As Reported    As Restated
                                               -----------    -----------    -----------    -----------
BALANCE SHEET
Cash                                           $  79,047        $  79,127    $  53,191       $  53,508
Accounts receivables, net                        149,363          149,363      161,447         162,105
Property and equipment, net                       42,894           42,913       43,783          43,829
Accounts payable                                  20,006           18,758       20,979          19,587
Advance billings                                  82,167           87,594       78,743          86,223
Other current liabilities                         52,193           51,481       51,353          50,306
Accumulated other comprehensive income            (6,055)          (8,393)      (7,004)         (9,927)
Retained earnings                                 39,840           38,810       41,270          40,173
Stockholders' equity                             190,844          187,476      190,153         186,133

INCOME STATEMENT
Selling, general and administrative expense    $  20,117        $  20,117    $  20,399       $  20,617
Other income (expense)                             1,780            1,001        2,014           2,120
Provision for income taxes                        (1,901)          (2,105)         928             883
Net income                                        (5,448)          (5,910)       1,430           1,363

COMPREHENSIVE INCOME (LOSS)                    $  (6,751)       $  (7,996)   $     481       $    (171)

Earnings per share - basic                     $   (0.22)       $   (0.24)   $    0.06       $    0.06
Earnings per share - diluted                   $   (0.22)       $   (0.24)   $    0.06       $    0.05

(2) The Statement of Operations for the year ended June 30, 2000 includes charges of $13.1 million related to restructuring and other charges, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandonded leased facilities.

(3) The range of common stock prices is based on the high and low sales price on the Nasdaq National Market for the periods indicated.

(4) Income (loss) from operations for the year ended June 30, 1999 includes $4.7 million in merger-related and facilities charges including $1.9 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities in North America and Europe.

The Company's common stock is quoted on the Nasdaq National Market under the symbol "PRXL."

As of September 11, 2000, there were approximately 127 stockholders of record.

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and
number of employees)                               2000          1999           1998            1997           1996
                                                (Restated)
----------------------------------------        ----------     ----------     ----------       --------       --------
                OPERATIONS
Net revenue                                      $378,150       $348,486       $285,442       $203,676       $125,053
Income from operations                              2,983(1)      20,564(2)      13,301(3)      17,119         10,391
Net income                                          4,388         15,622          9,319         12,803          6,655
Diluted earnings per Share                        $  0.17         $ 0.62         $ 0.38         $ 0.56        $  0.39

            FINANCIAL POSITION
Cash, cash equivalents
   and marketable securities                     $ 90,530        $89,957        $76,634       $104,339        $52,022
Working capital                                   123,680        132,757        118,937        113,997         55,681
Total assets                                      351,940        333,565        261,758        240,544        135,721
Long-term debt                                        104             79             36            136            466
Stockholders' equity                            $ 186,133       $192,032       $168,380       $147,448        $69,788

                OTHER DATA
Purchase of property and equipment                $20,067       $ 18,910       $ 27,736       $ 25,112        $ 7,461
Depreciation and Amortization                     $21,934       $ 17,932       $ 15,114(4)    $  7,710        $ 4,280
Number of employees                                 4,200          4,198          3,705          2,928          1,767
Weighted average shares used in computing
   diluted earnings (loss) per share               25,140         25,128         24,825         22,822         17,255

(1) The Statement of Operations for the year ended June 30, 2000 includes charges of $13.1 million related to restructuring and other charges, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

(2) Income from operations for the year ended June 30, 1999 includes $4.7 million in nonrecurring charges including $1.9 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the centralization of certain facilities in North America and Europe.

(3) Income from operations for the year ended June 30, 1998 includes $13.6 million of nonrecurring charges, including $10.3 million pertaining to acquisitions.

(4) Depreciation and amortization for the year ended June 30, 1998 includes a noncash charge of $1.7 million to reflect a change in estimate in the remaining useful lives of certain computer equipment as a result of integration activities of acquired companies and the Company's program to upgrade and standardize its information technology platform.

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

The Company is managed through three reportable segments, namely, the clinical research services group, the consulting services group and the medical marketing services group. The clinical research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and drug development. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

Generally, the Company's contracts are terminable upon sixty days notice by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety and/or efficacy requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug.

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. Revenues and expenses are reported net of these fees since such fees are granted by customers on a "pass-through basis" without risk or reward to the Company.

Direct costs primarily consist of compensation and related fringe benefits for project-related employees, other non-reimbursable project-related costs and allocated facilities and information systems costs. Selling, general, and administrative expenses primarily consist of compensation and related fringe benefits for selling and administrative employees, professional services and advertising costs, as well as allocated costs related to facilities and information systems.

The Company's stock is quoted on the Nasdaq Stock Market under the symbol
"PRXL."

RESULTS OF OPERATIONS

ACQUISITION AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

In September 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. In connection with this transaction, the Company paid approximately an additional $3.0 million to purchase certain buildings in May 2000. This amount is reflected in property and equipment on the Company's balance sheet as of June 30, 2000.

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

During 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income. Current year activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Consolidated Balance Sheet) was as follows (in thousands):

                                     Balance,           Net                         Balance,
                                  June 30, 1999      Provisions       Charges     June 30, 2000
                                  -------------      ----------       -------     -------------
Employee severance costs             $  --             $ 7,157        $(2,974)       $4,183
Facilities related charges             2,557             4,317         (1,898)        4,976
Other charges                           --               1,614         (1,629)          (15)
                                     -------           -------        -------        ------
                                     $ 2,557           $13,088        $(6,501)       $9,144
                                     =======           =======        =======        ======


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

Net revenue increased $29.7 million (8.5%) to $378.2 million for fiscal 2000 from $348.5 million for 1999. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. In fiscal 2000, net revenue from North American and Asian operations increased 14% and 61%, respectively, over the prior year while net revenue from European operations for fiscal was flat. On a segment basis, fiscal 2000 net revenues from CRS and PCG increased by 9.7% and 15.4%, respectively, over the prior year. Net revenues from the MMS segment decreased by 4.7% compared with the prior year due to not having a current year counterpart to a large 1999 project.

Direct costs increased $27.2 million (11.7%) to $260.9 million for fiscal 2000 from $233.7 million for 1999. On a segment basis, CRS direct costs increased $22.2 million to $173.5 million for fiscal 2000 from $151.3 million; PCG direct costs increased $10.8 million to $52.0 million from $41.2 million; and MMS direct costs decreased $5.8 million to $35.4 million from $41.2 million. The higher direct costs for CRS and PCG were primarily due to an increased level of hiring and personnel costs coupled with related facilities and information systems costs necessary to support growth in realized and expected levels of operations. As a percentage of net revenue, direct costs increased to 66.1% and 78.1% in fiscal 2000 from 63.2% and 71.5% in 1999 for CRS and PCG, respectively. Direct costs for MMS decreased as a percentage of net revenue to 72.3% in fiscal 2000 from 80.2% in 1999 due to improved cost management and the absence of certain wind-down costs incurred on a project in fiscal 1999 (see above).

Selling, general, and administrative ("SG&A") expenses increased by $7.9 million (11.0%) to $79.6 million for fiscal 2000 from $71.7 million in 1999. This rise was primarily due to increased personnel hiring and facilities costs, directly connected to the infrastructure build-up required to accommodate the Company's realized and expected growth. As a percentage of net revenue, SG&A expenses increased to 21.0% in fiscal 2000 from 20.6% in fiscal 1999.

Depreciation and amortization expense increased $3.7 million (20.4%) to $21.6 million for fiscal 2000 from $17.9 million for fiscal 1999. This increase was primarily due to an increase in capital spending on information technology and facility improvements necessary to support higher operating levels. In addition, the Company recorded accelerated depreciation charges in conjunction with the reduction in estimated useful lives of leasehold improvements on abandoned facilities related to the Company's restructuring efforts. As a percentage of net revenue, depreciation and amortization expense increased to 5.7% in fiscal 2000 from 5.1% in fiscal 1999.

Income from operations decreased $17.6 million (85.4%) to $3.0 million in fiscal 2000 from $20.6 million in fiscal 1999. Excluding restructuring and other charges, income from operations decreased $11.6 million (40.4%) to $17.1 million for fiscal 2000 from $28.7 million in fiscal 1999. Excluding the impact of these charges, income from operations decreased to 4.5% of net revenue for fiscal 2000 from 8.2% in 1999, primarily due to higher direct and SG&A expenses, as noted above.

Interest income increased $1.4 million in fiscal 2000 primarily due to higher average cash balances and the mix between taxable and tax-exempt securities held during the year. Other income increased $0.8 million primarily due to realized foreign exchange gains and the sale of a minority investment in a company.

The Company's effective income tax rate increased to 48.2% in fiscal 2000 from 34.8% in fiscal 1999. This increase was primarily attributable to changes in the mix of taxable income within the different geographic jurisdictions in which the Company operated in fiscal 2000 compared with fiscal 1999.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

Net revenue increased $63.0 million (22.1%) to $348.5 million for fiscal 1999 from $285.4 million for 1998. On a segment basis, fiscal 1999 net revenues from CRS and PCG of $239.5 million and $57.6 million increased by $51.5 million (27.4%) and $11.8 million (25.8%), respectively, over the prior year. Fiscal 1999 net revenues from MMS of $51.4 million were flat compared to the prior year. Net revenue growth from fiscal 1998 was primarily the result of an increase in the volume of projects serviced by the Company.

Direct costs increased $47.9 million (25.8%) to $233.7 million for fiscal 1999 from $185.8 million for 1998. On a segment basis, CRS direct costs increased $34.8 million to $151.3 million for fiscal 1999 from $116.5 million; PCG direct costs increased $7.8 million to $41.2 million from $33.4 million; and MMS direct costs increased $5.3 million to $41.2 million from $35.9 million. These increases in direct costs were principally due to the increase in hiring and personnel costs along with related facilities and information systems costs necessary to support current and future increased levels of operations. As a percentage of net revenue, direct costs increased to 67.8% in fiscal 1999 from 65.1% in fiscal 1998, reflecting an increase in the overall operational capacity.

SG&A expenses increased by $10.7 million (17.5%) to $71.7 million for fiscal 1999 from $61.0 million for 1998. This increase was mainly due to increased selling and administrative personnel hiring and facilities costs, as a result of building infrastructure to accommodate the Company's growth. As a percentage of net revenue, SG&A expenses decreased to 20.6% in fiscal 1999 from 21.4% in fiscal 1998.

Depreciation and amortization expense increased $2.8 million (18.6%) to $17.9 million for fiscal 1999 from $15.1 million for fiscal 1998. This increase was largely caused by an increase in capital spending on information technology, facility improvements, and furnishings necessary to support an increased level of operations. As a percentage of net revenue, depreciation and amortization expense decreased to 5.1% in fiscal 1999 from 5.3% in fiscal 1998.

Income from operations increased $7.3 million (54.6%) to $20.6 million in fiscal 1999 from $13.3 million in fiscal 1998. Excluding merger-related and facilities charges of $4.7 million in fiscal 1999 and $10.3 million in fiscal 1998, income from operations increased $1.6 million (7.0%) to $25.2 million for fiscal 1999 from $23.6 million in fiscal 1998. Excluding the impact of these charges, income from operations decreased to 7.2% of net revenue for fiscal 1999 from 8.3% in 1998, primarily due to an increase in direct costs and SG&A expenses as noted above.

Interest income decreased $0.5 million in fiscal 1999 primarily due to lower interest rates obtained due to a shift to tax-exempt securities in the second half of fiscal 1998, partially offset by a shift back to taxable securities in the third quarter of fiscal 1999.

The Company's effective income tax rate decreased to 34.8% in fiscal 1999 from 45.2% in fiscal 1998. Excluding the effect of certain non-deductible merger-related charges, the effective tax rate for fiscal 1998 would have been 36.2%. This decrease was attributable to changes in the mix of taxable income from the different geographic jurisdictions in which the Company operated in fiscal 1999 compared with fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flows from operations and the proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price with some variable components and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is signed and the balance in installments over the contract's duration, usually on a milestone-achievement basis. Revenue from contracts is recognized on a percentage-of-completion basis as the work is performed. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days' revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days' sales outstanding in accounts receivable, net of advance billings, was 55 days at June 30, 2000 compared to 60 days at June 30, 1999. Accounts receivable, net of the allowance for doubtful accounts, increased to $162.1 million at June 30, 2000 from $150.5 million at June 30, 1999. Advance billings increased to $86.2 million at June 30, 2000 from $69.8 million at June 30, 1999.

During fiscal 2000, the Company's operations provided net cash of $29.8 million, an increase of $0.7 million from the corresponding fiscal 1999 amount. Cash flows from net income adjusted for non-cash activity provided $28.0 million during fiscal 2000, down $4.9 million from the corresponding fiscal 1999 amount. Change in net operating assets provided $1.8 million in cash during fiscal 2000, primarily due to an increase in advance billings and other current liabilities partially offset by an increase in accounts receivable. In comparison, for fiscal 1999, the change in net operating assets used $3.8 million in cash.

Net cash used by investing activities totaled $32.2 million for fiscal 2000 as compared with $8.4 million used by investing activities in fiscal 1999. The primary use of net cash for investing activities represented purchase of property and equipment of $19.1 million related to facility expansions and investments in information technology in fiscal 2000, as compared to $18.9 million in fiscal 1999. Net purchases of marketable securities were $9.4 million in fiscal 2000, as compared to net marketable security sales of $9.6 million in fiscal 1999.

Net cash used by financing activities totaled $4.6 million for fiscal 2000 as compared to $2.8 million provided by financing activities in fiscal 1999. Under a stock repurchase program approved by the Board of Directors in September 1999, the Company acquired 631,000 shares of its common stock at a total cost of $6.2 million. This spending was partially offset by $2.4 million in proceeds from the issuance of common stock through stock option exercises and the employee stock purchase plan. The Company has domestic and foreign lines of credit with banks totaling approximately $3.2 million. At June 30, 2000, the Company had approximately $2.4 million in available credit under these arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company believes that its existing capital resources together with cash flows from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs. In the future, the Company will consider acquiring businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

The statements included in this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future results and events that involve a number of risks and uncertainties including the adequacy of the Company's existing capital resources and future cash flows from operations, statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual future results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations; and those discussed in "Risk Factors" included above in Part 1, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 40% of its net revenue for fiscal 2000, 43% of its net revenue for fiscal 1999, and 39% of its net revenue for fiscal 1998, from operations outside of North America. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in the local currency of the foreign subsidiary. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally hedges against the risk of exchange rate fluctuations between the G.B. pound and the U.S. dollar for three month periods.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in FASB Statement No. 123, "Accounting for Stock-based Compensation." FIN 44 will be effective for the Company beginning in fiscal 2001. The Company is currently in the process of evaluating the impact, if any, that FIN 44 will have on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must now be implemented by the Company by the fourth quarter of fiscal 2001. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 40% of its net revenue for fiscal 2000, 43% of its net revenue for fiscal 1999, and 39% of its net revenue for fiscal 1998, from operations outside of North America. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in the local currency of the foreign subsidiary. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally hedges against the risk of exchange rate fluctuations between the G.B. pound and the U.S. dollar for three month periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the years ended June 30,
                                          --------------------------------------
($ in thousands, except per share data)     2000          1999           1998
                                          (Restated)
---------------------------------------   ---------     ---------     ----------
NET REVENUE                               $ 378,150     $ 348,486     $ 285,442
                                          ---------     ---------     ---------

Costs and expenses:
 Direct costs                               260,885       233,650       185,718
 Selling, general and administrative         79,611        71,690        61,036
 Depreciation and amortization               21,583        17,932        15,114
 Restructuring and other charges             13,088         4,650        10,273
                                          ---------     ---------     ---------
                                            375,167       327,922       272,141
                                          ---------     ---------     ---------

INCOME FROM OPERATIONS                        2,983        20,564        13,301
                                          ---------     ---------     ---------

Interest income                               4,370         3,018         3,511
Interest expense                               (419)         (351)         (195)
Other income (expense), net                   1,531           720           382
                                          ---------     ---------     ---------
                                              5,482         3,387         3,698
                                          ---------     ---------     ---------

Income before provision for
 income taxes                                 8,465        23,951        16,999
Provision for income taxes                    4,077         8,329         7,680
                                          ---------     ---------     ---------
NET INCOME                                $   4,388     $  15,622     $   9,319
                                          ---------     ---------     ---------

Earnings per share:
 Basic                                    $    0.18     $    0.63     $    0.39
 Diluted                                  $    0.17     $    0.62     $    0.38
                                          ---------     ---------     ---------

Weighted average shares outstanding:
 per share:
 Basic                                       24,981        24,848        23,939
 Diluted                                     25,140        25,128        24,825
                                          ---------     ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,
                                                        -----------------------
($ in thousands, except share data)                        2000          1999
                                                        (Restated)
                                                        ---------     ---------
ASSETS
Current assets:
 Cash and cash equivalents                              $  53,508     $  62,005
 Marketable securities                                     37,022        27,952
 Accounts receivable, net                                 162,105       150,520
 Prepaid expenses                                          10,186         7,917
 Deferred tax assets                                       15,370        14,011
 Other current assets                                       1,874         2,421
                                                        ---------     ---------
  Total current assets                                    280,065       264,826

Property and equipment, net                                43,829        47,065
Other assets                                               28,046        21,674
                                                        ---------     ---------
  Total Assets                                          $ 351,940     $ 333,565
                                                        ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt    $     269     $   1,057
 Accounts payable                                          19,587        14,698
 Advance billings                                          86,223        69,776
 Other current liabilities                                 50,306        46,538
                                                        ---------     ---------
  Total current liabilities                               156,385       132,069

Long-term debt                                                104            79
Other liabilities                                           9,318         9,385
                                                        ---------     ---------
  Total liabilities                                       165,807       141,533
                                                        ---------     ---------

Commitments (Note 15)

Stockholders' equity:
Preferred stock--$.01 par value; shares authorized:
 5,000,000; none issued and outstanding                        --            --
Common stock--$.01 par value; shares authorized:
 50,000,000 at June 30, 2000 and 1999; shares
 issued: 25,399,570 at June 30, 2000 and
 25,132,461, at June 30, 1999; shares outstanding:
 24,719,158 at June 30, 2000 and 25,103,049 at
 June 30, 1999                                                254           251
Additional paid-in capital                                162,057       159,593
Treasury stock, at cost                                    (6,424)          (18)
Retained earnings                                          40,173        35,785
Accumulated other comprehensive loss                       (9,927)       (3,579)
                                                        ---------     ---------
  Total stockholders' equity                              186,133       192,032
                                                        ---------     ---------
  Total liabilities and stockholders' equity            $ 351,940     $ 333,565
                                                        =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Restated)

                                          COMMON STOCK
                                      -------------------                                      Accumulated
                                                                                    Retained       Other      Total
                                                           Additional  Treasury     Earnings    Comprehen-   Stock-
                                         Number     Par    Paid-in     Stock,    (Accumulated   sive (Loss)  holders'  Comprehensive
($ in thousands, except share data)    Of Shares   Value   Capital     At Cost     Deficit)      Income       Equity   Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997              23,991,670    $240   $136,567   $   (18)     $11,488       $ (829)     $147,448     $11,629
                                                                                                                          =======
Shares issued under stock option/
  purchase plans                         420,120       4      7,803                                             7,807
Deferred compensation                                         2,198                                             2,198
Income tax benefit from exercise
  of stock options                                            2,400                                             2,400
Acquisitions (Note 4)                    216,435       2      1,227                    311                      1,540
Acquisition costs reimbursed by
  shareholders                                                  300                                               300
Elimination of PPS and MIRAI
  net activity duplicated for
  the six months ended November 30,
  and December 31, 1997, respectively
  (Note 3)                                                     (556)                (1,040)                    (1,596)
Effect of change in fiscal year
  of foreign operation (Note 2)                                                         85                         85
Net unrealized loss on marketable
  securities                                                                                       (140)         (140)       (140)
Foreign currency translation                                                                       (981)         (981)       (981)
Net income                                                                           9,319                      9,319       9,319
                                      ----------   ----    --------   -------      -------      -------      --------     -------

Balance at June 30, 1998              24,628,225    246     149,939       (18)      20,163       (1,950)      168,380       8,198
                                                                                                                          =======

Shares issued under stock option/
  purchase plans                         275,256      3       4,145                                             4,148
Income tax benefit from exercise
  of stock options                                              765                                               765
Acquisition (Note 4)                     199,568      2       4,744                                             4,746
Net unrealized loss on marketable
  securities                                                                                         (4)           (4)         (4)
Foreign currency translation                                                                     (1,625)       (1,625)     (1,625)
Net income                                                                          15,622                     15,622      15,622
                                      ----------   ----    --------   -------      -------      -------      --------     -------

Balance at June 30, 1999              25,103,049    251     159,593       (18)      35,785       (3,579)      192,032      13,993
                                                                                                                          =======

Shares issued under stock option/
  purchase plans                         267,109      3       2,354                                             2,357
Income tax benefit from exercise
  of stock options                                              110                                               110
Shares repurchased                      (651,000)                      (6,406)                                 (6,406)
Net unrealized gain on marketable
  securities                                                                                          2             2           2
Foreign currency translation                                                                     (6,350)       (6,350)     (6,350)
Net income                                                                           4,388                      4,388       4,388
                                      ----------   ----    --------   -------      -------      -------      --------     -------
Balance at June 30, 2000              24,719,158   $254    $162,057   $(6,424)     $40,173      $(9,927)     $186,133     $(1,960)
                                      ----------   ----    --------   -------      -------      -------      --------     =======

         The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended June 30,
                                                                                -------------------------------------
($ in thousands)                                                                  2000          1999          1998
                                                                                (Restated)
                                                                                ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $   4,388     $  15,622     $   9,319
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                                  21,934        17,932        15,114
    Loss (Gain) on disposal of assets                                               1,638          (647)           --
    Stock compensation charges of acquired companies                                   --            --         4,844
    Change in assets and liabilities, net of effects from
      acquisitions:
     Restricted cash                                                                   --            --         1,967
     Accounts receivable, net                                                     (11,153)      (35,970)      (26,829)
     Deferred tax assets                                                           (1,359)       (6,142)       (4,618)
     Prepaid expenses and other current assets                                     (1,439)          899        (2,691)
     Other assets                                                                  (5,122)       (5,892)       (1,637)
     Accounts payable                                                               4,114         2,700           498
     Advance billings                                                              13,339        23,033          (897)
     Other current liabilities                                                      3,541        11,168         5,022
     Other liabilities                                                                (68)        6,421           (15)
                                                                                ---------     ---------     ---------
Net cash provided by operating activities                                          29,813        29,124            77
                                                                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                                                (83,090)      (76,641)     (118,533)
 Proceeds from sale of marketable securities                                       73,670        86,168       148,634
 Cash of acquired companies                                                            --           633            --
 Purchase of property and equipment                                               (19,089)      (18,910)      (27,736)
 Acquisition of a business                                                         (3,000)           --            --
 Proceeds from sale of assets                                                         587         1,287            --
 Other investing activities                                                        (1,244)         (921)       (1,377)
                                                                                ---------     ---------     ---------
Net cash provided (used) by investing activities                                  (32,166)       (8,384)          988
                                                                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                             2,357         4,148         4,906
 Payments to repurchase common stock                                               (6,225)           --            --
 Net borrowings (repayments) under line of credit                                    (787)        1,057          (866)
 Repayments of long-term debt                                                          25        (2,378)         (100)
 Dividends paid by acquired companies                                                  --            --        (1,293)
                                                                                ---------     ---------     ---------
Net cash (used) provided by financing activities                                   (4,630)        2,827         2,647
                                                                                ---------     ---------     ---------
Elimination of net cash activities of acquired companies for
 duplicated periods                                                                    --            --           672
                                                                                ---------     ---------     ---------
Effect of exchange rate changes on cash and cash equivalents                       (1,514)       (1,503)       (1,069)
                                                                                ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                               (8,497)       22,064         3,315
Cash and cash equivalents at beginning of year                                     62,005        39,941        36,626
                                                                                ---------     ---------     ---------

Cash and cash equivalents at end of year                                        $  53,508     $  62,005     $  39,941
                                                                                ---------     ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                                      $      22     $      84     $     188
  Income taxes                                                                  $  14,159     $   7,201     $   4,730

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Income tax benefit from exercise of stock options                              $     110     $     765     $   2,400
 Common stock issued in connection with acquisitions                            $      --     $   4,746     $   3,928
                                                                                =========     =========     =========


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

Revenue

Fixed price contract revenue is recognized using the percentage-of-completion method based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided in the current period in its entirety. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. Revenues and expenses are reported net of these fees since such fees are granted by customers on a "pass-through basis" without risk or reward to the Company.

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

The Company occasionally purchases securities with seven-day put options that allow the Company to sell the underlying securities in seven days at par value. The Company uses these derivative financial instruments on a limited basis to shorten contractual maturity dates, thereby managing interest rate risk. Approximately $3.9 million of securities held at June 30, 2000 were subject to seven-day put options; no securities held at June 30, 1999 were subject to such put options. The Company does not hold derivative instruments for trading purposes.

The fair value of the Company's financial instruments are not materially different from their carrying amounts at June 30, 2000 and 1999.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. However, such risk is limited due to the large number of clients and their international dispersion. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. One customer, Novartis, accounted for 21%, or $80.9 million, of consolidated net revenue for fiscal 2000, primarily in the contract research services group. In fiscal 1999, the same customer accounted for 20% of consolidated net revenue.

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

Intangible Assets

Intangible assets consist principally of goodwill, customer lists, covenants not to compete, and other intangible assets attributable to acquired businesses. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition for acquisitions accounted for under the purchase method. Intangible assets are amortized using the straight-line method over their expected useful lives ranging from five to twenty-five years.

Intangible assets of $13.1 million and $13.3 million, included in Other Assets, are net of accumulated amortization of $1.6 million and $1.8 million as of June 30, 2000 and 1999, respectively. Amortization expense was $1.5 million, $0.6 million, and $0.4 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

Comprehensive Income

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company's foreign currency translation adjustments and unrealized gains (losses) on marketable securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company presents comprehensive income in its Consolidated Statement of Stockholders' Equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity.

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

Foreign Currency

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period.

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

Reclassifications

Certain 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

Recently Issued Accounting Standards

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in FASB Statement No. 123, "Accounting for Stock-based Compensation." FIN 44 will be effective for the Company beginning in fiscal 2001. The Company is currently in the process of evaluating the impact, if any, that FIN 44 will have on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must now be implemented by the Company by the fourth quarter of fiscal 2001. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gains or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

NOTE 3.  Restatement of Consolidated Financial Information

Subsequent to the issuance of the June 30, 2000 financial statements, the Company determined that at June 30, 2000, its intercompany accounts did not fully eliminate in consolidation. The unreconciled difference, amounting to $7.6 million, was originally classified as a reduction to advance billings on the consolidated balance sheet. Based on subsequent analysis, the Company has now determined the appropriate accounts to which the difference previously included in advance billings should have been recorded. Accordingly, the financial statements for the year ended June 30, 2000 have been restated to reflect these changes. The impact of this restatement on the consolidated financial statements for the year ended June 30, 2000 is as follows:

($ in thousands, except per share data)             As Reported    As Restated
                                                    -----------    -----------
Balance Sheet
Cash                                                   $ 53,191       $ 53,508
Accounts receivables, net                               161,447        162,105
Property and equipment, net                              43,783         43,829
Accounts payable                                         20,979         19,587
Advance billings                                         78,743         86,223
Other current liabilities                                51,353         50,306
Accumulated other comprehensive income                   (7,004)        (9,927)
Retained earnings                                        41,270         40,173
Stockholders' equity                                    190,153        186,133

Income Statement
Selling, general and administrative expenses           $ 78,965       $ 79,611
Other income (expense)                                    6,416          5,482
Provision for income taxes                                4,560          4,077
Net income                                                5,485          4,388

COMPREHENSIVE INCOME (LOSS)                            $  2,060       $ (1,960)

Earnings per share - basic                             $   0.22       $   0.18
Earnings per share - diluted                           $   0.22       $   0.17


NOTE 4.  ACQUISITIONS

Fiscal 2000

On September 1, 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. In connection with this transaction, the Company paid approximately an additional $3.0 million to purchase certain buildings in May 2000. This amount is reflected in property and equipment on the Company's balance sheet as of June 30, 2000. In accordance with the terms of the asset purchase agreement, the Company is obligated to make additional payments in contingent purchase price if CEMAF achieves certain established annual earnings targets in each fiscal year through June 30, 2002. No payments were required in fiscal 2000. The remaining maximum contingent obligation is $3.2 million. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. This goodwill is being amortized using the straight-line method over 25 years. Pro forma results of operations of the Company, assuming this acquisition was recorded at the beginning of each period presented, would not be materially different from actual results presented.

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

The following represents the duplicated amounts included in both the results of operations for fiscal 1998:

($ IN THOUSANDS)              MMS EUROPE              MIRAI             TOTAL
----------------              ----------              -----             -----
Net revenue                    $13,205               $4,891            $18,096
Operating income                 1,553                  438              1,991
Net income                         697                  343              1,040

In connection with the acquisitions during fiscal 1998, the Company incurred acquisition-related charges of $10.3 million consisting principally of non-cash compensation attributed to stock options of KMI and MMS Europe, granted prior to the acquisition by the Company, an accelerated compensation payment to a PPS executive pursuant to a pre-existing employment agreement, and legal, accounting, and other transaction-related fees. In addition, the Company recorded a $1.6 million provision during fiscal 1998 which has been reflected in selling, general, and administrative expense in the accompanying consolidated statement of operations to increase the accounts receivable reserves of PPS and MIRAI to conform reserve estimates with Company policy.

NOTE 5. INVESTMENTS

Available-for-sale securities included in cash equivalents as of June 30, 2000 and 1999, consisted of the following:

($ IN THOUSANDS)                                2000             1999
                                              --------          -------
Money market instruments                      $ 2,665           $ 9,869
Municipal and corporate debt securities        12,374             4,600
Repurchase agreements                          10,436            16,143
                                              -------           -------
                                              $25,475           $30,612
                                              =======           =======

Available-for-sale securities included in marketable securities at June 30, 2000 and 1999,consisted of the following:

($ IN THOUSANDS)                               2000              1999
                                              -------           -------
Municipal securities                          $36,337           $27,261
Federal government securities                     380               398
Corporate debt securities                         305               293
                                              -------           -------
                                              $37,022           $27,952
                                              =======           =======

The Company's investments are reflected at fair market value. During fiscal 2000, gross realized gains totaled $2.2 million and gross realized losses totaled $2.0 million. Unrealized gains and losses as of June 30, 1999 and 1998 were not material.

NOTE 6.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2000 and 1999, consisted of the following:

                                                2000
($ IN THOUSANDS)                             (Restated)           1999
                                             ----------         --------
Billed                                        $ 89,207          $ 81,590
Unbilled                                        76,598            74,057
Allowance for doubtful accounts                 (3,700)           (5,127)
                                              --------          --------
                                              $162,105          $150,520
                                              ========          ========

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2000 and 1999, consisted of the following:

                                                2000
($ IN THOUSANDS)                             (Restated)           1999
                                             ----------         -------
Computer and office equipment                 $48,960           $46,850
Computer software                              19,445            16,206
Furniture and fixtures                         19,283            17,762
Leasehold improvements                          8,512             7,021
Buildings                                       6,012             2,757
Other                                           1,763             1,854
                                              -------           -------
                                              103,975            92,450
Less accumulated depreciation
 and amortization                              60,146            45,385
                                              -------           -------
                                              $43,829           $47,065
                                              =======           =======

Depreciation and amortization expense relating to property and equipment was $20.1 million, $17.3 million, and $14.7 million for the years ended June 30, 2000, 1999, and 1998, respectively, of which $1.2 million in fiscal 1998 related to amortization of property and equipment under capital leases. The depreciation expense for the year ended June 30, 2000 includes $1.0 million of accelerated depreciation due to the restructuring charge taken in the third quarter of fiscal 2000 and the consequent changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

In fiscal 1998, the Company recorded a $1.7 million charge to depreciation and amortization expense resulting from a change in estimate of the remaining service lives of certain computer equipment arising from integration activities associated with acquisitions and a company-wide program implemented to upgrade and standardize its information technology platform.

NOTE 8.  OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2000 and 1999, consisted of the following:

                                              2000
       ($ IN THOUSANDS)                    (Restated)            1999
                                           ----------           -------
       Accrued compensation and
         withholding                         $16,166            $14,645
       Income taxes payable                   11,351             10,328
       Other                                  22,789             21,565
                                             -------            -------
                                             $50,306            $46,538
                                             =======            =======

NOTE 9. RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million of employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and to reduce excess space in certain locations, in addition to changes in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which is not expected to produce future value. In addition, the Company is planning to further consolidate facilities to gain further cost savings. The Company plans to take an additional facilities related charge of between $5 and $10 million in the first quarter of fiscal 2001. Overall, the Company anticipates these restructuring and other charges will result in aggregate cost savings of $15 to $20 million once implemented.

During the three months ended June 30, 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future noncancellable lease payments partially offset by estimated sublease income. Current year activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Consolidated Balance Sheet) was as follows:

                                         Balance,              Net                             Balance,
    (In thousands)                     June 30, 1999       Provisions          Charges       June 30, 2000
                                       -------------       ----------          --------      -------------
    Employee severance costs             $ -                $  7,157           $(2,974)         $ 4,183
    Facilities related charges              2,557              4,317            (1,898)           4,976
    Other charges                               -              1,614            (1,629)             (15)
                                          -------           --------           -------          --------

                                          $ 2,557           $ 13,088           $(6,501)         $ 9,144
                                          =======           ========           ========         ========


NOTE 10.  CREDIT ARRANGEMENTS

The Company has domestic and foreign lines of credit with banks totaling approximately $3.2 million. The lines are collateralized by accounts receivable and fixed assets, are payable on demand, and bear interest at rates ranging from 1.1% to 9.0%. The lines of credit expire at various dates through December 2000 and are renewable. At June 30, 2000, $0.8 million was outstanding under these credit arrangements and included in accounts and notes payable. At June 30, 2000, $2.4 million was available under these lines of credit.

NOTE 11.  STOCKHOLDERS' EQUITY

As of June 30, 2000 and 1999, there were five million shares of preferred stock, $0.01 per share, authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. The repurchases are made in the open market subject to market conditions. The Company acquired 651,000 shares at a total cost of $6.4 million during the year ended June 30, 2000. As of June 30, 2000, $0.2 million of the $6.4 million was accrued for the repurchase of 20,000 shares.

NOTE 12.  EARNINGS PER SHARE

The following table is a summary of shares used in calculating basic and diluted earnings per share:


                                                               YEARS ENDED JUNE 30,
                                                        -------------------------------------
(IN THOUSANDS)                                           2000           1999            1998
                                                        ------         ------          -----
Weighted average number of shares
 outstanding, used in computing
 basic earnings per share                               24,981         24,848          23,939
Contingently issuable common shares                         --             --             381
Dilutive common stock options                              159            280             505
                                                        ------         ------          ------
Weighted average shares used in computing
 diluted earnings per share                             25,140         25,128          24,825
                                                        ======         ======          ======


NOTE 13.  STOCK AND EMPLOYEE BENEFIT PLANS

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

1995 Stock Plan

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive stock options for the purchase of up to an aggregate of 3,160,344 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire in eight years from the date of grant and vest over ninety days to five years.

In November 1997, the stockholders of the Company approved an amendment to the 1995 Plan. In connection therewith, the Company terminated the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") and transferred all remaining shares under the Director Plan to the 1995 Plan, without increasing the aggregate number of shares available for grant under all of the Company's stock option plans. In November 1999, the Company's stockholders approved an amendment to increase the number of shares issuable under the 1995 Plan by 800,000 shares. Both the November 1997 and November 1999 amendments are reflected in the 3,160,344 shares noted above.

Employee Stock Purchase Plan

In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees have the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan), whichever is lower, up to specified limits. An aggregate of 600,000 shares may be issued under the Purchase Plan. The Purchase Plan terminated in fiscal 2000.

In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). Under the 2000 Purchase Plan, employees will continue to have the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan), whichever is lower, up to specified limits. An aggregate of approximately 800,000 shares were issued under the 2000 Purchase Plan.

Stock Options of Acquired Companies

All outstanding options under the Kemper-Masterson, Inc. Stock Option Plan ("KMI Plan") were exercised in connection with the acquisition of KMI. KMI recorded compensation expense of $4.1 million in December 1997 as a result of these exercises. In conjunction with the acquisition of MMS Europe, all outstanding MMS Europe options became fully vested, and accordingly the Company recognized compensation expense of $1.6 million in March 1998. Aggregate compensation expense under the various stock option plans was $5.4 million for the year ended June 30, 1998.

Aggregate stock option activity for all plans for the three years ended June 30, 2000 is as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                 EXERCISE
                                               OPTIONS            PRICE
                                              ----------         --------
Outstanding at June 30, 1997                  1,515,799           $13.76
  Granted                                     1,011,495            29.78
  Exercised                                   (332,174)             6.72
  Canceled                                    (129,585)            24.27
                                              ---------           ------

Outstanding at June 30, 1998                  2,065,535            22.13
  Granted                                       648,700            22.10
  Exercised                                   (128,344)             8.35
  Canceled                                    (227,631)            25.26
                                              --------             -----

Outstanding at June 30, 1999                  2,358,260            22.55
  Granted                                       945,850             9.88
  Exercised                                    (56,718)             4.75
  Canceled                                    (588,897)            21.77
                                              --------            ------

Outstanding at June 30, 2000                  2,658,495           $18.38
                                              ---------           ------

Exercisable at June 30, 2000                  1,076,312           $19.51
                                              ---------           ------
Available for future grant                    1,920,009
                                              ---------           ------

Summary information related to options outstanding and exercisable as of June 30, 2000, is as follows:



                                       WEIGHTED
                                       AVERAGE
                                      REMAINING      WEIGHTED                            WEIGHTED
   RANGE OF      OUTSTANDING         CONTRACTUAL      AVERAGE        EXERCISABLE         AVERAGE
   EXERCISE        AS OF                 LIFE        EXERCISE           AS OF            EXERCISE
    PRICES      JUNE 30, 2000           (YEARS)        PRICE         JUNE 30, 2000        PRICE
-------------  --------------       ------------     --------        -------------       --------
$0.01-10.00        596,653             6.4            $ 7.49            242,153          $ 5.62
10.01-20.00        792,837             6.6             13.58            185,486           18.40
20.01-30.00        893,588             5.9             23.98            537,101           23.37
30.01-37.81        375,417             4.9             32.51            111,572           32.91
                 ---------             ---            ------           --------          -------
                 2,658,495                                            1,076,312
                 =========             ===            ------          =========          =======

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2000: Risk free interest rates of 6.10% in fiscal 2000, 4.58% in fiscal 1999 and 5.84% in fiscal 1998, dividend yield of 0.0% for each year, volatility factor of the expected market price of the Company's common stock of 72% for fiscal 2000, 71% for fiscal 1999, and 45% for fiscal 1998, and an average holding period of five years. During fiscal 2000, 1999 and 1998, the weighted-average grant-date fair value of the stock options granted during the fiscal year was $6.30, $17.20, and $15.28 per share, respectively.

If the compensation cost for the Company's stock options and the Purchase Plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

         (IN THOUSANDS, EXCEPT PER            2000
          SHARE DATA)                      (Restated)      1999           1998
         -------------------------         ----------     ------         ------
         Pro forma net income                $(1,057)     $9,214         $8,215
         Pro forma income per diluted
          weighted average share             $(0.04)       $0.37          $0.33

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future years.

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.4 million, $1.8 million, and $1.4 million, for the years ended June 30, 2000, 1999, and 1998, respectively.

NOTE 14.  INCOME TAXES

Domestic and foreign income before income taxes for the three years ended June 30, 2000, are as follows:

         ($ IN THOUSANDS)        2000              1999            1998
                              (Restated)
         ----------------       -------           -------         -------
         Domestic               $16,204           $ 3,475         $ 9,428
         Foreign                 (7,739)           20,476           7,571
                                -------           -------         -------
                                $ 8,465           $23,951         $16,999
                                =======           =======         =======

The provisions for income taxes for the three years ended June 30, 2000 are as follows:

                                 2000
         ($ IN THOUSANDS)      (Restated)            1999            1998
         ----------------      ----------           -------         -------
         Current:
            Federal              $ 5,389            $ 2,801          $5,402
            State                  2,015              1,506           1,144
            Foreign                1,338              7,359           3,403
                                 -------            -------          ------
                                   8,742             11,666           9,949
                                 -------            -------          ------
         Deferred:
            Federal               (1,087)            (2,526)         (1,122)
            State                   (362)              (842)           (384)
            Foreign               (3,216)                31            (763)
                                 -------             ------          ------
                                  (4,665)            (3,337)         (2,269)
                                 -------             ------          ------
                                 $ 4,077             $8,329          $7,680
                                 =======             ======          ======

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

                                                              2000
($ IN THOUSANDS)                                           (Restated)         1999             1998
----------------                                           ----------        ------           ------
Income tax expense computed at the federal
 statutory rate                                              $2,963          $8,383           $5,949
State income taxes, net of federal benefit                      953             994              494
Foreign rate differential                                       498            (629)            (141)
Use of foreign net operating loss carryforwards                (776)           (532)          (1,117)
Foreign losses w/o current benefit                              983             291              522
Foreign permanent tax adjustments                               202             191
U.S. permanent tax adjustments                                 (124)           (287)           1,454
U.S. separate return limitation year loss                      (154)            160
Other                                                          (468)           (242)             519
                                                             ------          ------           ------
                                                             $4,077          $8,329           $7,680
                                                             ======          ======           ======

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax asset as of June 30, 2000 and 1999 are as follows:

($ IN THOUSANDS)                             2000         1999
                                          (Restated)
---------------                            --------     --------
Deferred tax assets:
 Foreign loss carryforwards                $  8,061     $  4,869
 Accrued expenses                            16,140        9,480
 Allowance for doubtful accounts                558        1,300
 Deferred contract profit                     6,699        8,852
 Other                                          118           89
                                           --------     --------
 Gross deferred tax assets                   31,576       24,590
 Deferred tax asset valuation allowance      (3,636)      (3,563)
                                           --------     --------
   Total deferred tax assets                 27,940       21,027
                                           --------     --------
Deferred tax liabilities:
 Property and equipment                      (4,822)      (3,948)
 Other                                       (4,224)      (5,364)
                                           --------     --------
   Total deferred tax liabilities            (9,046)      (9,312)
                                           --------     --------
                                           $ 18,894     $ 11,715
                                           ========     ========

The net deferred tax assets and liabilities are included in the consolidated balance sheet as of June 30, 2000 and 1999, as follows:

($ IN THOUSANDS)                           2000           1999
                                        (Restated)
----------------                          -------        -------
Other current assets                      $15,370        $14,011
Other assets                               12,570          7,016
Other current liabilities                  (1,007)        (1,175)
Other liabilities                          (8,039)        (8,137)
                                          -------        -------
                                          $18,894        $11,715
                                          =======        =======

The net deferred tax asset includes a tax effect of approximately $8.6 million for pre-acquisition and post-acquisition foreign tax loss carryforwards available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain of the future foreign income tax benefits primarily related to income tax loss carryforwards and temporary differences based on management's assessment that it is more likely than not that such benefits will not be realized. In fiscal 2000, the valuation allowance increased by $0.1 million due to inability to use foreign net operating loss carryforwards. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions, primarily Germany.

NOTE 15.  LEASE COMMITMENTS

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense was $20.3 million, $17.3 million, and $13.9 million for the years ended June 30, 2000, 1999, and 1998,respectively. Future minimum lease payments due under noncancellable operating leases totaled $18.3 million, $14.1 million, $10.5 million, $7.5 million, $6.8 million, and $22.2 million for fiscal 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. These future minimum lease payments are offset by future sublease payments totaling $4.3 million and $1.4 million for fiscal 2001 and 2002, respectively.

NOTE 16.  RELATED PARTY TRANSACTIONS

During the three years ended June 30, 2000, certain members of the Company's Board of Directors were associated with certain of the Company's customers. Net revenue recognized from these customers was nil, $25.3 million and $25.2 million in fiscal 2000, 1999 and 1998, respectively. Amounts due from these customers included in accounts receivable at June 30, 1998 totaled $14.3 million. Related party amounts included in accounts receivable were on standard terms and manner of settlement. At June 30, 2000 and 1999, none of the Company's directors were associated as related parties with any of its customers.

At June 30, 1998, the Company had notes receivable of $1.4 million from a company owned by the former directors of MMS Europe. The notes bore interest at 8.0% and were payable on demand. The Company recorded interest income related to these notes of $0.2 million for each of the years ended June 30, 1998. These notes were settled in fiscal 1999.

NOTE 17.  GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2000 is as follows:

($ IN THOUSANDS)             2000           1999            1998
                          (Restated)
----------------          ----------      ---------       ---------
Net revenue:
   North America          $ 225,478       $ 198,236       $ 175,045
   United Kingdom            65,444          79,312          56,607
   Europe                    79,695          66,250          50,012
   Asia/Pacific               7,533           4,688           3,778
                          ---------       ---------       ---------
                          $ 378,150       $ 348,486       $ 285,442
                          ---------       ---------       ---------
Income (loss) from
 operations:
   North America          $   5,979       $   1,060       $   6,334
   United Kingdom            (4,162)         16,545           4,747
   Europe                     2,012           3,368           2,519
   Asia/Pacific                (846)           (409)           (299)
                          ---------       ---------       ---------
                          $   2,983       $  20,564       $  13,301
                          ---------       ---------       ---------
Identifiable assets:
   North America          $ 199,762       $ 218,625       $ 190,017
   United Kingdom            65,028          54,360          42,804
   Europe                    81,348          58,086          28,710
   Asia/Pacific               5,802           2,494             227
                          ---------       ---------       ---------
                          $ 351,940       $ 333,565       $ 261,758
                          ---------       ---------       ---------

The Company is managed through three reportable segments, namely, the clinical research services group, the consulting services group and the medical marketing services group. The clinical research services group ("CRS") constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, information technology, and investigator site services. PAREXEL's consulting group ("PCG") provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and drug development. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. The medical marketing services group ("MMS") provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

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

 ($ IN THOUSANDS)          CRS            PCG            MMS            TOTAL
 ----------------        --------        -------        -------       --------
 Net revenue:
  2000                   $262,698        $66,525        $48,927       $378,150
  1999                   $239,502        $57,633        $51,351       $348,486
  1998                   $187,954        $45,831        $51,657       $285,442

 Gross profit:
  2000                    $89,154        $14,562        $13,549       $117,265
  1999                    $88,227        $16,422        $10,187       $114,836
  1998                    $71,459        $12,452        $15,813       $ 99,724

                        Report of Independent Accountants

To the Board of Directors and Stockholders of PAREXEL International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows, after the restatement described in Note 3, present fairly, in all material respects, the financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
August 18, 2000, except for the information in Note 3, as to which the date is December 8, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

  (1) FINANCIAL STATEMENTS. The following financial statements and supplementary data are included in Item 8 of this report.




             FINANCIAL STATEMENTS                           FORM 10-K/A PAGE
                                                            ----------------
Report of Independent Accountants                                   38
Consolidated Statements of Operations for each of the               23
   three years ended June 30, 2000
Consolidated Balance Sheets at June 30, 2000 and 1999               24
Consolidated Statements of Stockholders' Equity for                 25
   each of the three years ended June 30, 2000
Consolidated Statements of Cash Flows for each of the               26
   three years ended June 30, 2000
Notes to Consolidated Financial Statements                       27-37


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

3.3 Amendment to Article 1, Section 1 of the Corporation's Amended and Restated By-laws (filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference).

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

10.19 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.20* Employment Agreement dated August 30, 1996 between Ulf Schneider and the Company (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.21* Employment Agreement dated December 15, 1997 between Paule Dapres and the Company (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.22 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

21.1 List of subsidiaries of the Company (filed as Exhibit 21.1 to the Registrant's Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

23.1           Consent of PricewaterhouseCoopers LLP

23.2           Report of Independent Accountants on Financial Statement
               Schedule.

27.1           Financial Data Schedule.

(B) Reports on Form 8-K: No reports on Form 8-K for the quarter ended June 30, 2000.


* denotes management contract or any compensatory plan, contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Waltham, Massachusetts, on the 5th day of January, 2001.


                                  PAREXEL INTERNATIONAL CORPORATION

January 5, 2001                   By: /s/ Josef H. von Rickenbach
                                      ---------------------------------
                                      Josef H. von Rickenbach
                                      Chairman of the Board, President and Chief
                                      Executive Officer

January 5, 2001                       /s/ James F. Winschel, Jr.
                                      ---------------------------------
                                      James F. Winschel, Jr.
                                      Senior Vice President and Chief
                                      Financial Officer (principal
                                      financial and accounting officer)

                                   Schedule II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)



                               Balance at     Charged to                                      Balance at
                               beginning      costs and     Charged to         Deductions       end of
Description                     of year        expenses    other accounts    and write-offs      year
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended June 30, 1998         $3,384          $1,924        $  --            $  (246)       $5,062
Year ended June 30, 1999          5,062             533           --               (468)        5,127
Year ended June 30, 2000          5,127             607           --             (2,034)        3,700

DEFERRED TAX ASSET
VALUATION ALLOWANCE:

Year ended June 30, 1998         $3,504          $   --        $  --            $  (891)       $2,613
Year ended June 30, 1999          2,613             950           --                 --         3,563
Year ended June 30, 2000
  (Restated)                      3,563              73           --                 --         3,636
