Form 10-Q/A
period 2000-09-30
PAREXEL INTERNATIONAL CORP
filed 2001-01-05
CIK 799729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                              Amendment No. 1 to

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

Note: This 10-Q/A is being filed to restate certain financial statements included with the Form 10-Q for the quarter ended September 30, 2000. The corrected information was identified in connection with the closing of the books for the first quarter of fiscal 2001. See note 1 to the financial statements included in Item 1 for further information.

                       PAREXEL INTERNATIONAL CORPORATION

                                     INDEX
                                     -----
                                                              PAGE
                                                              ----

PART I.     FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
            - September 30, 2000 and June 30, 2000              4

            Condensed Consolidated Statements of
            Operations - Three months ended
            September 30, 2000 and 1999                         5

            Condensed Consolidated Statements of Cash
            Flows - Three months ended September 30,
            2000 and 1999                                       6

            Notes to Condensed Consolidated Financial
            Statements                                          7

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                11

    Item 3  Quantitative and Qualitative Disclosure About
            Market Risk                                        17

            Risk Factors                                       17

PART II.    OTHER INFORMATION

    Item 6  Exhibits and Reports on Form 8-K                   22

SIGNATURES                                                     23

EXHIBIT INDEX                                                  24

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                      SEPTEMBER 30,   JUNE 30,
                                                          2000          2000
                                                       (Restated)    (Restated)
                                                      -------------   --------
                                                       (UNAUDITED)
                           ASSETS

Current assets:
 Cash and cash equivalents                               $  58,873    $  53,508
 Marketable securities                                      29,067       37,022
 Accounts receivable, net                                  176,316      162,105
 Prepaid expenses                                           10,420       10,186
 Other current assets                                       17,909       17,244
                                                         ---------    ---------
        Total current assets                               292,585      280,065

 Property and equipment, net                                40,871       43,829
 Other assets                                               29,009       28,046
                                                         ---------    ---------
       Total Assets                                      $ 362,465    $ 351,940
                                                         =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt     $     248    $     269
 Accounts payable                                           24,950       19,587
 Advance billings                                           93,062       86,223
 Other current liabilities                                  51,040       50,306
                                                         ---------    ---------
        Total current liabilities                          169,300      156,385

Other liabilities                                            9,981        9,422
                                                         ---------    ---------
        Total liabilities                                  179,281      165,807
                                                         ---------    ---------

Minority interest in subsidiary                                553            -
                                                         ---------    ---------

Stockholders' equity:
 Preferred stock--$.01 par value; shares authorized:
  5,000,000; none issued and outstanding                         -            -
 Common stock--$.01 par value; shares authorized:
  50,000,000 at September 30, 2000 and
  June 30, 2000; shares issued: 25,404,466
  at September 30, 2000 and 25,399,570 at
  June 30, 2000; shares outstanding: 24,724,054
  at September 30, 2000 and 24,719,158 at
  June 30, 2000                                                254          254
 Additional paid-in capital                                162,064      162,057
 Treasury stock, at cost                                    (6,424)      (6,424)
 Retained earnings                                          39,943       40,173
 Accumulated other comprehensive loss                      (13,206)      (9,927)
                                                         ---------    ---------
        Total stockholders' equity                         182,631      186,133
                                                         ---------    ---------
        Total liabilities and stockholders' equity       $ 362,465    $ 351,940
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

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                   FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   --------------------------
                                                       2000          1999
                                                    (Restated)    (Restated)
                                                   --------------------------

Net revenue                                        $   88,215     $   91,768
                                                   ----------     ----------

Costs and expenses:
 Direct costs                                          64,290         62,133
 Selling, general and administrative                   20,171         19,185
 Depreciation and amortization                          5,635          5,095
 Restructuring and other charges                         (768)          (312)
                                                   ----------     ----------
                                                       89,328         86,101
                                                   ----------     ----------

Income (loss) from operations                          (1,113)         5,667

Other income (expense), net                             1,302            315
                                                   ----------     ----------

Income before provision for income taxes                  189          5,982
Provision for income taxes                                290          2,112
                                                   ----------     ----------

Net income (loss)                                  $     (101)    $    3,870
                                                   ==========     ==========

Earnings per share:
 Basic                                             $    (0.00)    $     0.15
 Diluted                                           $    (0.00)    $     0.15

Weighted average shares outstanding:
 per share:
 Basic                                                 24,721         25,153
 Diluted                                               24,721         25,285

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                   FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   --------------------------
                                                      2000            1999
                                                   (Restated)      (Restated)
                                                   --------------------------
Cash flows from operating activities:
 Net income (loss)                                 $   (101)      $  3,870
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     5,684          5,095
    Change in assets and liabilities, net of
    effects of acquisitions                          (1,446)         6,425
                                                   --------       --------

Net cash provided by operating activities             4,137         15,390
                                                   --------       --------

Cash flows from investing activities:
 Purchase of marketable securities                  (28,145)       (34,555)
 Proceeds from sale of marketable securities         36,051         26,203
 Purchase of property and equipment                  (2,407)        (5,573)
 Acquisition of a business                           (2,994)        (3,000)
 Other investing activities                               -           (159)
                                                   --------       --------

Net cash provided (used) by investing activities      2,505        (17,084)
                                                   --------       --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                   7          1,448
 Net repayments under credit arrangements               (33)          (573)
                                                   --------       --------
Net cash (used) provided by financing activities        (26)           875
                                                   --------       --------
Elimination of net cash activities of
 subsidiary for a change in fiscal year                (126)             -
                                                   --------       --------
Effect of exchange rate changes on cash and
 cash equivalents                                    (1,125)           847
                                                   --------       --------

Net increase in cash and cash equivalents             5,365             28

Cash and cash equivalents at beginning of period     53,508         62,005
                                                   --------       --------

Cash and cash equivalents at end of period         $ 58,873       $ 62,033
                                                   ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the June 30, 2000 financial statements, the Company determined that at June 30, 2000, its intercompany accounts did not fully eliminate in consolidation. The unreconciled difference, amounting to $7.6 million, was originally classified as a reduction to advance billings on the consolidated balance sheet. Based on subsequent analysis, the Company has now determined the appropriate accounts to which the difference previously included in advance billings should have been recorded. Accordingly, the financial statements for the year ended June 30, 2000 have been restated to reflect these changes. The restatement resulted in a decrease to the June 30, 2000 working capital of $4.1 million principally related to currency translation adjustments which increased the previously reported balance for advance billings and correspondingly decreased stockholders' equity. In addition, total assets at June 30, 2000 increased by $1.0 million primarily due to adjustments to unbilled and trade receivables for the same reason.

As part of the adjustments described above, the Company also identified certain charges that should have been made to its consolidated statement of income for the fiscal year ended June 30, 2000 of $1.6 million on a pre-tax basis, resulting in a $1.1 million reduction to net income for the year. Net income for the quarter ended September 30, 1999 was reduced by $0.6 million as part of the restatement. This adjustment reduced earnings per share on a diluted basis to $0.15 from $0.18 for the quarter ended September 30, 1999.

The impact of this restatement on the condensed consolidated financial statements for the quarter ended September 30, 2000 is as follows:

($ in thousands)

                                             As Reported     As Restated
                                             -----------     -----------

Balance Sheet
Property and equipment, net                   $ 40,826        $ 40,871
Accounts payable                                26,008          24,950
Advance billings                                90,067          93,062
Other current liabilities                       51,745          51,040
Accumulated other comprehensive loss           (13,119)        (13,206)
Retained earnings                               41,043          39,943
Stockholders' equity                           183,818         182,631

Comprehensive loss                              (6,216)         (3,380)


NOTE 2 -- BASIS OF PRESENTATION

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

NOTE 3 -- EARNINGS (LOSS) PER SHARE

The following table outlines the basic and diluted earnings (loss) per common share computations (in thousands, except per share data):

                                              FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                 2000            1999
                                              (Restated)      (Restated)
                                              --------------------------

Net income (loss) attributable to
 common shares                                $   (101)      $  3,870
                                              ========       ========

BASIC (LOSS) EARNINGS PER COMMON SHARE
 COMPUTATION:

Weighted average common shares outstanding      24,721         25,153
                                              ========       ========
Basic earnings (loss) per common share        $  (0.00)      $   0.15
                                              ========       ========

DILUTED (LOSS) EARNINGS PER COMMON SHARE
 COMPUTATION:

Weighted average common shares outstanding
  Shares attributable to common stock
   outstanding                                  24,721         25,153
  Shares attributable to common stock
   options                                           -            132
                                              --------       --------
                                                24,721         25,285
                                              ========       ========

Diluted earnings (loss) per common share      $  (0.00)      $   0.15
                                              ========       ========

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised of net income (loss) and foreign currency translation adjustments, totaled $(3.4) million and $4.4 million for the three months ended September 30, 2000 and 1999, respectively.

NOTE 5 - SEGMENT INFORMATION

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

NOTE 6 - ACQUISITION

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

NOTE 7 - RESTRUCTURING AND OTHER CHARGES

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

Selling, general and administrative expenses increased by $1.0 million, or 5.2%, to $20.2 million for the three months ended September 30, 2000 from $19.2 million for the same period one year ago. The increase was due to increased personnel, hiring, and facilities costs necessary to accommodate the Company's future growth. Selling, general and administrative expenses as a percentage of net revenue increased to 22.9% for the three months ended September 30, 2000 from 20.9% for the same period one year ago.

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

The Company incurred an operating loss of $1.1 million for the three months ended September 30, 2000 versus income from operations of $5.7 million for the same period last year. Excluding restructuring and other charges of $ (0.7) million recorded during the quarter (see RESTRUCTURING AND OTHER CHARGES below), and the additional depreciation expense of $0.3 million related to the Company's decision to abandon certain facilities, the operating loss would have been $1.5 million for the three months ended September 30, 2000.

Income from operations (excluding restructuring and other charges and the additional depreciation expense) decreased as a percentage of net revenue to a negative 2.1% for the three months ended September 30, 2000 from a positive 5.8% for the same period last year.

Other income, net was $1.3 million for the quarter, an increase of $1.0 million over the same period last year. The increase was primarily due to foreign exchange gains.

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

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. The cash flows from contracts typically consist of a down payment required at the time the contract is entered into and the balance in installments over the contract's duration, usually on a milestone achievement basis. Revenue from the contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, increased to 63 days at September 30, 2000 compared to 55 days at June 30, 2000. The number of days revenue outstanding in accounts receivable, net of advanced billings, can vary based on contractual milestones and the timing and size of cash receipts.

In September 1999, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of September 30, 2000 a total of 651,000 shares at a total cost of $6.4 million had been repurchased.

The Company's cash and cash equivalents were $58.9 million at September 30, 2000, an increase of $5.4 million from $53.5 million at June 30, 2000.

Net cash provided by operating activities of $4.1 million for the three months ended September 30, 2000 resulted primarily from depreciation and amortization of $5.7 million in addition to an increase of $5.0 million in accounts payable offset by an increase in accounts receivable net of advanced billings of $6.5 million.

Net cash provided by investing activities of $2.5 million for the three months ended September 30, 2000 consisted primarily of net sales of marketable securities of $7.9 million offset by capital expenditures of $2.4 million and a $3.0 million cash payment for a business acquisition.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 5th day of January 2001.

                                  PAREXEL International Corporation



Date: January 5, 2001             By: /s/ Josef H. von Rickenbach
                                      ---------------------------------
                                  Josef H. von Rickenbach
                                  Chairman of the Board, President, and Chief
                                  Executive Officer


Date: January 5, 2001             By: /s/ James F. Winschel, Jr.
                                      --------------------------------
                                  James F. Winschel, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer

EXHIBIT NO.  DESCRIPTION
             -----------

27           Financial Data Schedule