Form 10-Q
period 2000-12-31
PAREXEL INTERNATIONAL CORP
filed 2001-02-14
CIK 799729

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

               For the Quarterly Period Ended December 31, 2000

                        Commission File Number: 0-27058


                       PAREXEL INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its Charter)


        Massachusetts                                       04-2776269
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)

          195 WEST STREET
       Waltham, Massachusetts                                 02451
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                          ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 9, 2001, there were 24,603,026 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                       PAREXEL INTERNATIONAL CORPORATION


                                     INDEX
                                     -----
                                                                                            Page
                                                                                        ------------

Part I.             FINANCIAL INFORMATION

          Item 1    Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets - December 31, 2000                 3
                    and June 30, 2000

                    Condensed Consolidated Statements of Operations - Three                   4
                    months ended December 31, 2000 and 1999; Six months ended
                    December 31, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows - Six months              5
                    ended December 31, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements                      6

          Item 2    Management's Discussion and Analysis of Financial Condition              10
                    and Results of Operations

          Item 3    Quantitative and Qualitative Disclosure About Market Risk                15

                    Risk Factors                                                             16

Part II.            OTHER INFORMATION

          Item 1    Legal Proceedings                                                        21

          Item 4    Submission of Matters to a Vote of Security Holders                      22

          Item 6    Exhibits and Reports on Form 8-K                                         22

Signatures                                                                                   23



PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                 DECEMBER 31,  JUNE 30,
                                                                    2000        2000
                                                                 ------------  --------
                                                                 (UNAUDITED)  (RESTATED)
           ASSETS
Current assets:
 Cash and cash equivalents                                       $  52,967    $  53,508
 Marketable securities                                              29,004       37,022
 Accounts receivable, net                                          193,349      162,105
 Prepaid expenses                                                    9,172       10,186
 Other current assets                                               19,411       17,244
                                                                 ---------    ---------
       Total current assets                                        303,903      280,065

Property and equipment, net                                         41,222       43,829
Other assets                                                        30,966       28,046
                                                                 ---------    ---------
                                                                 $ 376,091    $ 351,940
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt             $     266    $     269
 Accounts payable                                                   27,003       19,587
 Advance billings                                                   98,380       86,223
 Other current liabilities                                          53,401       50,306
                                                                 ---------    ---------
       Total current liabilities                                   179,050      156,385

Other liabilities                                                   12,337        9,422
                                                                 ---------    ---------
       Total liabilities                                           191,387      165,807
                                                                 ---------    ---------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                 --           --
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued: 25,463,214 and 25,399,570 at
   December 31, 2000 and June 30, 2000, respectively; shares
   outstanding: 24,602,214 and 24,719,158 at December 31, 2000
   and June 30, 2000, respectively                                     255          254
 Additional paid-in capital                                        162,659      162,057
 Retained earnings                                                  40,901       40,173
 Treasury stock, at cost                                            (8,165)      (6,424)
 Accumulated other comprehensive income                            (10,946)      (9,927)
                                                                 ---------    ---------
     Total stockholders' equity                                    184,704      186,133
                                                                 ---------    ---------
                                                                 $ 376,091    $ 351,940
                                                                 =========    =========

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                             FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31,              DECEMBER 31,
                                             --------------------------  ------------------------
                                                 2000        1999          2000         1999
                                               --------    --------     ---------     ---------
                                                          (RESTATED)    (RESTATED)    (RESTATED)
Net revenue                                     $94,324     $97,957      $182,539      $189,725
                                               --------    --------     ---------     ---------

Costs and expenses:
  Direct costs                                   67,832      66,790       132,123       128,923
  Selling, general and administrative            21,139      19,692        41,309        38,877
  Depreciation                                    4,938       4,919        10,466         9,794
  Amortization                                      221         237           328           457
  Restructuring and other charges                     -           -          (768)         (312)
                                               --------    --------     ---------     ---------
                                                 94,130      91,638       183,458       177,739
                                               --------    --------     ---------     ---------

Income (loss) from operations                       194       6,319          (919)       11,986

Other income, net                                 1,578       1,933         2,880         2,248
                                               --------    --------     ---------     ---------

Income before provision for income taxes          1,772       8,252         1,961        14,234
Provision for income taxes                          815       3,187         1,105         5,299
                                               --------    --------     ---------     ---------

Net income                                      $   957     $ 5,065      $    856      $  8,935
                                               ========    ========     =========     =========

Earnings per share:
  Basic                                           $0.04       $0.20         $0.03         $0.36
  Diluted                                         $0.04       $0.20         $0.03         $0.35

Shares used in computing earnings per
 share:
  Basic                                          24,549      25,070        24,764        25,112
  Diluted                                        24,650      25,216        24,893        25,261

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                               For the six months ended
                                                                                       December 31,
                                                                               ------------------------
                                                                                  2000          1999
                                                                                ---------    ----------
                                                                               (RESTATED)    (RESTATED)
Cash flows from operating activities:
  Net income                                                                    $    856      $  8,935
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 10,796        10,251
    Changes in operating assets/liabilities:                                      (7,464)       17,767
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          4,188        36,953
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                              (43,110)      (54,505)
  Proceeds from sale of marketable securities                                     51,102        44,752
  Acquisition of business                                                         (2,994)       (3,000)
  Proceeds from the sale of fixed assets                                             117             -
  Purchase of property and equipment                                              (7,292)       (7,891)
  Other investing activities                                                           -           (53)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (2,177)      (20,697)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                             621         1,494
  Repurchase of common stock                                                      (1,759)       (3,659)
  Repayments on credit arrangements                                                  (51)         (863)
  Proceeds from issuance of subsidiary's common stock                                364             -
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (825)       (3,028)
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Elimination of net cash activities of subsidiary for change in fiscal year          (126)
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (1,601)         (614)
------------------------------------------------------------------------------------------------------
Net change in cash for the period                                                   (541)       12,614

Cash and cash equivalents at beginning of period                                  53,508        62,005
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 52,967      $ 74,619
                                                                               ==========    ==========

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the June 30, 2000 financial statements, the PAREXEL International Corporation (the "Company") determined that at June 30, 2000, its intercompany accounts did not fully eliminate in consolidation. The unreconciled difference, amounting to $7.6 million, was originally classified as a reduction to advance billings on the consolidated balance sheet. Based on subsequent analysis, the Company determined the appropriate accounts to which the difference previously included in advance billings should have been recorded. Accordingly, the financial statements for the year ended June 30, 2000 have been restated to reflect these changes. The restatement resulted in a decrease of $4.1 million to the June 30, 2000 working capital principally related to currency translation adjustments which increased the previously reported balance for advance billings and correspondingly decreased stockholders' equity. In addition, total assets at June 30, 2000 increased by $1.0 million due primarily to adjustments to unbilled and trade receivables for the same reason.

As part of the adjustments described above, the Company also identified certain charges that should have been made to its consolidated statement of income for the fiscal year ended June 30, 2000 of $1.6 million on a pre-tax basis, resulting in a $1.1 million reduction to net income for the year.

The restated numbers are properly reflected in the financial statements for the quarter and six months ended December 31, 2000.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.

NOTE 3 -- EARNINGS PER SHARE

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS ENDED
                                                    ENDED DECEMBER 31,            DECEMBER   31,
                                                     2000         1999          2000          1999
                                                   --------     --------      --------      --------
                                                               (RESTATED)    (RESTATED)    (RESTATED)
Net income attributable to common shares            $   957      $ 5,065       $   856       $ 8,935
                                                   ========     ========      ========      ========

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding           24,549       25,070        24,764        25,112
                                                   ========     ========      ========      ========
Basic earnings per common share                     $  0.04      $  0.20       $  0.03       $  0.36
                                                   ========     ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding    24,549       25,070        24,764        25,112
  Shares attributable to common stock options           101          146           129           149
                                                   --------     --------      --------      --------
                                                     24,650       25,216        24,893        25,261
                                                   ========     ========      ========      ========
Diluted earnings per common share                   $  0.04      $  0.20       $  0.03       $  0.35
                                                   ========     ========      ========      ========

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised of net income and foreign currency translation adjustments, totaled $3.2 million and $1.7 million for the three months ended December 31, 2000 and 1999, respectively, and $(163) thousand and $6.0 million for the six months ended December 31, 2000 and 1999, respectively.

NOTE 5 - SEGMENT INFORMATION

The Company is managed through four reportable segments, namely, Clinical Research Services, PAREXEL Consulting Group, Medical Marketing Services, and Perceptive Informatics, Inc. Clinical Research Services constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory, and investigator site services. PAREXEL Consulting Group provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. Medical Marketing Services provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive Informatics, Inc. provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers an industry-leading medical imaging service supporting the use of advanced imaging techniques in clinical development.

The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general and administrative expenses; depreciation and amortization expense; restructuring and other charges; interest income (expense); other income (expense); and income tax expense in segment profitability.

                                  For the three months ended  For the six months ended
                                           December 31,              December 31,
--------------------------------------------------------------------------------------
($ in thousands)                       2000         1999         2000          1999
--------------------------------------------------------------------------------------
                                                (Restated)    (Restated)    (Restated)
Net revenue:
  Clinical Research Services        $59,227       $69,470      $113,986      $134,563
  PAREXEL Consulting Group           19,103        16,864        36,364        32,199
  Medical Marketing Services         13,350        11,623        27,116        22,963
  Perceptive Informatics, Inc.        2,644             -         5,073             -
                                   --------      --------     ---------     ---------
                                    $94,324       $97,957      $182,539      $189,725
                                   ========      ========     =========     =========
Gross profit:
  Clinical Research Services        $19,176       $23,893      $ 36,360      $ 47,339
  PAREXEL Consulting Group            3,768         4,056         6,689         7,199
  Medical Marketing Services          4,411         3,218         8,912         6,264
  Perceptive Informatics, Inc.         (863)            -        (1,545)            -
                                   --------      --------     ---------     ---------
                                    $26,492       $31,167      $ 50,416      $ 60,802
                                   ========      ========     =========     =========

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

NOTE 7 - RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which are not expected to produce future value. The Company reported in the 10-Q and 10-Q/A for the quarter ended September 30, 2000 that it was planing to further consolidate facilities to gain further cost savings and, in connection therewith, take an additional facility related charge of between $5 and $7 million in fiscal 2001. As of the date of this filing, the Company has no current plans to take a charge, but continues to explore opportunities that may result in further cost savings giving rise to such a charge.

Current quarter activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                               Balance as of   2nd Quarter   Balance as of
                               September 30,   Charges and   December 31,
                                   2000         Reversals        2000
                               -------------  -------------  --------------
Employee severance costs         $1,619         $  (913)        $  706
Facilities related charges        4,831            (847)         3,984
Other charges                       552            (396)           156
                                -------         --------       -------

                                 $7,002         $(2,156)        $4,846
                                =======         ========       =======

NOTE 8 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. During the three months ended December 31, 2000, the Company acquired 210,000 shares at a total cost of $1.8 million.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must be implemented by the Company by the fourth quarter of fiscal 2001. The Company does not expect that SAB 101 will have any material impact on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed under "RISK FACTORS" below.

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

regulatory and medical consulting; performance improvement; industry training and publishing, web-based portal solutions and voice and data systems; and other drug development consulting services.

The Company is managed through four reportable segments, namely, Clinical Research Services ("CRS"), PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers a medical imaging service supporting the use of advanced imaging techniques in clinical development.

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

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger related activities involving the client, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the product.

During the six months ended December 31, 2000 the Company experienced contract cancellations of $36 million, compared to contract cancellations of $55 million for the same six month period in the prior fiscal year.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999:

Net revenue decreased by $3.6 million, or 3.7%, to $94.3 million for the three months ended December 31, 2000 from $97.9 million for the same period one year ago. On a segment basis, CRS decreased by $10.2 million, or 14.7%, to $59.2 million due primarily to the impact of cancellations and the decision to break out Perceptive Informatics, Inc. as a separate reportable segment during fiscal year 2001. Perceptive was included in CRS revenue in the same period last fiscal year. PCG revenue increased by $2.2 million, or 13.3%, to $19.1 million due primarily to incremental revenue resulting from the acquisition of a majority interest in FARMOVS during the first quarter. FARMOVS is a clinical pharmacology research business and bioanalytical laboratory located in South Africa. MMS revenue increased by $1.7 million, or 14.9%, to $13.4 million due primarily to ongoing growth in international strategic marketing, slightly offset by a decline in its strategic reimbursement and technology business. The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal 2001. Net revenue for Perceptive was $2.6 million for the three months ended December, 2000, but was included as part of CRS in the prior year quarter, and therefore, no comparable net revenue amounts are available for Perceptive for the three months period ended in 1999.

Direct costs increased by $1.0 million, or 1.6%, to $67.8 million for the three months ended December 31, 2000 from $66.8 million for the same period in 1999. On a segment basis, CRS direct costs decreased by $5.5 million, or 12.1%, to $40.1 million due primarily to the impact of cancellations and Perceptive's direct costs being reported as part of CRS in the same period last fiscal year. PCG direct costs increased by $2.5 million, or 19.7%, to $15.3 million due primarily to incremental costs associated with the FARMOVS acquisition. MMS direct costs increased by $500 thousand, or 6.4%, from $8.4 million due primarily to labor and related costs associated with increased revenue. Perceptive direct costs for the three months ended December 31, 2000 were $3.5 million. Direct costs as a percentage of net revenue increased to 71.9% for the three months ended December 31, 2000 compared to 68.2% for the comparable prior year period.

Selling, general and administrative expenses increased by $1.4 million, or 7.3%, to $21.1 million for the three months ended December 31, 2000 from $19.7 million for the same period in 1999. The increase was due principally to increased employee recruiting, retention, training and facilities related expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 22.4% for the three months ended December 31, 2000 from 20.1% for the same period one year ago.

Depreciation and amortization expense was unchanged at $5.2 million for the three months ended December 31, 2000 and for the same period in 1999. Depreciation and amortization expense as a percentage of net revenues increased to 5.5% for the three months ended December 31, 2000 from 5.3% for the same period one year ago.

Income from operations decreased $6.1 million to $0.2 million for the three months ended December 31, 2000 from $6.3 million for the same period in 1999. Income from operations decreased as a percentage of net revenue to 0.2% for the three months ended December 31, 2000 from 6.4% for the same period in 1999.

Other income, net, decreased by $300 thousand, or 18.4%, to $1.6 million for the three months ended December 31,2000 from $1.9 million for the same period in 1999. The decrease was driven primarily by lower interest income.

The Company had an effective income tax rate of 46.0% for the three months ended December 31, 2000 compared to 38.6% for the same period in 1999. The increase was due to unfavorable changes in the mix of taxable income from the different jurisdictions in which the Company operates.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999:

Net revenue decreased by $7.2 million, or 3.8%, to $182.5 million for the six months ended December 31, 2000 from $189.7 million for the same six month period in 1999. CRS revenue decreased by $20.6 million, or 15.3%, to $114.0 million due primarily to the inclusion of Perceptive revenue in the same period in 1999 and the impact of cancellations. PCG revenue increased by $4.2 million, or 12.9%, to $36.4 million due primarily to incremental revenue resulting from the FARMOVS acquisition. MMS revenue increased by $4.2 million, or 18.1%, to $27.1 million due primarily to ongoing growth in international strategic marketing, slightly offset by a decline in its strategic reimbursement and technology business. The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal 2001. Net revenue for Perceptive was $5.1 million for the six months ended December, 2000, but was included as part of CRS in the same period in 1999 and, therefore, no comparable net revenue amounts are available for Perceptive for the same six month period in 1999.

Direct costs increased by $3.2 million, or 2.5%, to $132.1 million for the six months ended December 31, 2000 from $128.9 million for the same six month period one year ago. On a segment basis, CRS direct costs decreased $9.6 million, or 11.0%, from $87.2 million due primarily to the impact of cancellations and Perceptive's direct costs being reported as part of CRS in the same period last fiscal year. PCG direct costs increased $4.7 million, or 18.7%, to $29.7 million. MMS direct costs increased $1.5 million, or 9.0%, from $16.7 million. The increase in direct costs for PCG and MMS were due primarily to increased expenses associated with employee hiring and retention. Perceptive direct costs for the six months ended December 31, 2000 were $6.6 million. Direct costs as a percentage of net revenue increased to 72.4% for the six months ended December 31, 2000 as compared to 68.0% for the comparable prior year period.

Selling, general and administrative expenses increased by $2.4 million, or 6.3%, to $41.3 million for the six months ended December 31, 2000 from $38.9 million for the same six month period in 1999. The increase was due primarily to staffing, training, retention, and facility related expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 22.6% for the six months ended December 31, 2000 from 20.5% for the same six month period last fiscal year.

Depreciation and amortization expense increased by $0.5 million, or 5.3%, to $10.8 million for the six months ended December 31, 2000 from $10.3 million for the same six month period in 1999. Increase was due primarily to the Company's downward adjustment of the estimated useful life of assets related to certain facilities which the Company abandoned. Depreciation and amortization expense as a percentage of net revenue increased to 5.9% for the six months ended December 31, 2000 from 5.4% for the same period in 1999.

Income (loss) from operations decreased by $12.9 million to ($919) thousand for the six months ended December 31, 2000 from $12.0 million for the same six-month period in 1999. Operating income as a percentage of net revenues was a negative 0.5% for the six months ended December 31, 2000 compared to 6.3% in the comparable period one year ago.

Other income, net increased $0.6 million, or 28.1%, to $2.8 million for the six months ended December 31, 2000 from $2.2 million in the same six month period in 1999. The increase was due primarily to higher foreign exchange gains.

The Company had an effective tax rate of 56.3% for the six months ended December 31, 2000 compared to 37.2% for the same six month period in 1999. The increase was due to unfavorable changes in the mix of taxable income from the different jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from contracts typically consists of a down payment required to be paid at the time the contract is signed with balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based upon contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, increased to 69 days at December 31, 2000 compared to 60 days at June 30, 2000. The increase was a result of timing of collections, which were higher than expected during the first three weeks of January, subsequent to the end of the quarter.

In September 1999 the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of December 31, 2000, a total of 861,000 shares at a total cost of $8.2 million had been repurchased. For the six months period ended December 31, 2000, a total of 210,000 shares at a total cost of $1.8 million had been repurchased.

In connection with the final quarterly closing process and completion of this report on Form 10-Q for the period ended December 31, 2000, the Company determined that cash and cash equivalents (including marketable securities) at period end was $82.0 million, total assets were $376.1 million, working capital was $124.9 million and stockholder's equity was $184.7 million. In the Company's earnings release and related telephone conference call on January 25, 2001, the Company preliminarily reported these amounts at $91.4 million, $385.5 million, $123.3 million and $183.3 million, respectively. The changes reflected in the final numbers are a result of a $9.4 million re-classification between cash and accounts payable and a $1.4 million favorable working capital adjustment.

The Company's cash and cash equivalents were $53.0 million at December 31, 2000, a decrease of $500 thousand from $53.5 million at June 30, 2000.

Net cash provided by operating activities for the six months ended December 31, 2000 of $4.2 million reflected depreciation and amortization of $10.8 million offset by the impact of $7.5 million change in operating assets and liabilities.

Net cash used for investing activities of $2.2 million for the six months ended December 31, 2000 consisted primarily of capital expenditures of $7.3 million offset by proceeds from net sales of marketable securities of $8.0 million and a $3.0 million cash payment related to a business acquisition.

Net cash used in financing activities for the six months ended December 31, 2000 of $0.8 million resulted primarily from $1.8 million used to repurchase common stock of the company, offset by $1.0 million in proceeds from the issuance of common stock under the Company's employee stock purchase plan and the issuance of a subsidiary's common stock.

The Company has domestic and foreign lines of credit with banks totaling approximately $14.7 million. At December 31, 2000 the Company had approximately $14.3 in available credit under these arrangements.

The Company's primary cash needs are for payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures and facility-related expenses. The Company believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its existing lines of credit, will be sufficient to meet its foreseeable cash needs. In the future, the Company will continue to consider acquiring businesses to enhance its service offerings, therapeutic base, and/or global presence. Any such acquisitions may require additional external financing and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, must be implemented by the Company by the fourth quarter of fiscal 2001. The Company does not expect that SAB 101 will have any material impact on its consolidated financial position or results of operations.

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

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     .    merger or potential merger related activities;
     .    products being tested fail to satisfy safety requirements;
     .    products have unexpected or undesired clinical results;
     . the client decides to forego a particular study, perhaps for economic reasons;
     .    not enough patients enroll in the study;
     .    not enough investigators are recruited; or
     .    production problems cause shortages of the product

In addition, the Company believes that pharmaceutical companies may proceed with fewer clinical trials if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause pharmaceutical companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. Refer to Note 7 - Restructuring and Other Charges

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

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

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to out-source large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. In the second quarter of fiscal 2001, the Company's five largest clients accounted for 36% of its consolidated net revenue, and one client accounted for 11% of consolidated revenue. In the second quarter of fiscal 2000, the Company's five largest clients accounted for 46% of its consolidated net revenue, and one client accounted for 22% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client.

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

     .    overcome language, tariffs and other barriers.

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

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company's growth depends in part on its ability to make strategic acquisitions. The Company has made a number of acquisitions and will continue to in part review future acquisition opportunities. The Company may not be able to acquire companies on acceptable terms and conditions. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:


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

THE COMPANY'S BUSINESS DEPENDS ON CONTINUED COMPREHENSIVE GOVERNMENTAL REGULATION OF THE DRUG DEVELOPMENT PROCESS

In the United States, governmental regulation of the drug development process has become more complicated and more extensive. However, the FDA announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards for approval of biotechnology products as are in effect for conventional drugs. In Europe, governmental authorities are coordinating common standards for clinical testing of new drugs, leading to changes in the various requirements currently imposed by each country. In the past, Japan legislated good clinical practices and legitimatized the use of contract research organizations. The Company's business could be materially and adversely affected by relaxed government regulatory requirements or simplified drug approval procedures, since such actions eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with any applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify its research data.

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

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM

Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved by the U.S. Congress, pharmaceutical and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on the Company's business.

Many governments outside the U.S. have also reviewed or undertaken health care reform. The Company cannot predict the impact that any pending or future foreign health care reform proposals may have on its business in other countries.

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 43% of its net revenue for the three months ended December 31, 2000 from operations outside of North America, compared with 42% for the same period in the prior fiscal year. Since the Company's revenues and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not generally hedge against the risk of exchange rate fluctuations.

THE COMPANY'S DEVELOPMENT OF ITS PERCEPTIVE INFORMATICS BUSINESS MAY NEGATIVELY IMPACT RESULTS IN THE SHORT TERM

The Company is currently making investments in its informatics subsidiary, Perceptive Informatics, Inc., but does not expect such subsidiary to become profitable in the immediate future. The Company may need to make additional investments in this subsidiary in the future in order to achieve its objectives. The profitability of this subsidiary depends, in part, on customer acceptance and use of its products and services and its ability to compete against rival products and services. There can be no assurance that this subsidiary will be profitable in the future or that any revenues resulting from it will be sufficient to offset the Company's investments in this division.

PART II.  OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

At various times in 1998 and 1999, the Company was named as one of many defendants in approximately twenty-three (23) lawsuits in the state trial courts of New Jersey and Pennsylvania. These lawsuits related to a drug for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. Generally, the claims against the Company in those actions included negligence, breach of express and implied warranty, strict liability, fraud, civil conspiracy, and negligent and intentional infliction of emotional distress. Over the past year, the Company has been dismissed from all but three lawsuits without any payment by the Company to any of the respective plaintiffs. The Company has provided notice of these actions to its insurance carriers. The Company has secured indemnification for one of the three cases that remain pending from one of the companies for which the Company provided clinical services pursuant to the Company's contracts with such company.

On or about June 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York against the Company and four of its directors by two arbitrageurs, Elliott Associates, L.P. and Westgate International L.P. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 20(a) of the Exchange Act and asserted state law claims for fraud and negligent misrepresentation. On November 28, 2000, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss all counts of the complaint. The time period to appeal this decision has expired. The decision of the United States District Court dismissing all claims does not bar the arbitrageurs from re-filing state law claims against the Company in a state forum within the applicable limitations period. As of January 31, 2001, no such action has been filed against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 16, 200, the Company held its 2000 Annual meeting of Stockholders. At the meeting, the stockholders of the Company voted:

          (1) to elect the following persons to serve as Class II directors, to serve for a three-year term (until the 2003 Annual Meeting). The votes cast were as follows:

                                 For                      Withheld
                                 ---                      --------

       Serge Okun             21,561,662                   389,122
       A. Joseph Eagle        21,484,310                   466,474

          (2) to approve the Company's 2000 Employee Stock Purchase Plan. The votes cast were as follows:

                For               Against          Abstain
               ----              --------         --------

            18,613,848          2,304,817        1,032,119

          (3)  to  ratify  the  selection  of   PricewaterhouseCoopers   LLP  as
               independent auditors for the fiscal year ending June 30, 2001. The votes cast were as follows:

                For               Against          Abstain
               ----              --------         --------

            21,918,409             25,075            7,300

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission for the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this ____ day of February 2001.

                                  PAREXEL International Corporation



Date: February 14, 2001                       By: /s/ Josef H. von Rickenbach
                                              ---------------------------------

                                              Josef H. von Rickenbach
                                              Chairman of the Board, President and Chief
                                              Executive Officer



Date: February 14, 2001                       By: /s/ James F. Winschel, Jr.
                                              ---------------------------------

                                              James F. Winschel, Jr.
                                              Senior Vice President and Chief Financial Officer
