Form 10-Q
period 2001-03-31
PAREXEL INTERNATIONAL CORP
filed 2001-05-15
CIK 799729

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

                 For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2001, there were 24,626,476 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                       PAREXEL INTERNATIONAL CORPORATION

                                     INDEX

                                                                                            Page
                                                                                        ------------
PART I.                                      FINANCIAL INFORMATION

               Item 1    Financial Statements (Unaudited):

                         Condensed Consolidated Balance Sheets - March 31, 2001 and                3
                         June 30, 2000

                         Condensed Consolidated Statements of Operations - Three                   4
                         months ended March 31, 2001 and 2000; Nine months ended
                         March 31, 2001 and 2000

                         Condensed Consolidated Statements of Cash Flows - Nine                    5
                         months ended March 31, 2001 and 2000

                         Notes to Condensed Consolidated Financial Statements                      6

             Item 2      Management's Discussion and Analysis of Financial Condition              10
                         and Results of Operations

             Item 3      Quantitative and Qualitative Disclosure About Market Risk                15

                         Risk Factors                                                             15

PART II.                 OTHER INFORMATION

             Item 1      Legal Proceedings                                                        21

             Item 6      Exhibits and Reports on Form 8-K                                         21

SIGNATURES                                                                                        22


PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                            MARCH 31,               JUNE 30,
                                                                               2001                  2000
                                                                      --------------------     -----------------
                                                                                                   (RESTATED)
ASSETS
Current assets:
 Cash and cash equivalents                                                        $ 44,344              $ 53,508
 Marketable securities                                                              20,266                37,022
 Accounts receivable, net                                                          211,303               162,105
 Prepaid expenses                                                                   11,472                10,186
 Other current assets                                                               17,298                17,244
                                                                      --------------------     -----------------
       Total current assets                                                        304,683               280,065

Property and equipment, net                                                         39,678                43,829
Other assets                                                                        30,647                28,046
                                                                      --------------------     -----------------
       Total assets                                                               $375,008              $351,940
                                                                      ====================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                              $    246              $    269
 Accounts payable                                                                   27,169                19,587
 Advance billings                                                                  100,507                86,223
 Other current liabilities                                                          51,508                50,306
                                                                      --------------------     -----------------
       Total current liabilities                                                   179,430               156,385

Minority interest in subsidiary                                                      2,468                     -
Other liabilities                                                                   10,143                 9,422
                                                                      --------------------     -----------------
       Total liabilities                                                           192,041               165,807
                                                                      --------------------     -----------------

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                    -                     -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued:25,486,476 and 25,399,570 at
   March 31, 2001 and June 30, 2000, respectively; shares
   outstanding:24,625,476 and 24,719,158 at March 31, 2001
   and June 30, 2000, respectively                                                     255                   254
 Additional paid-in capital                                                        162,841               162,057
 Retained earnings                                                                  42,800                40,173
 Treasury stock, at cost                                                            (8,165)               (6,424)
 Accumulated other comprehensive income                                            (14,764)               (9,927)
                                                                      --------------------     -----------------

     Total stockholders' equity                                                    182,967               186,133
                                                                      --------------------     -----------------
       Total Liabilities and Stockholders' Equity                                 $375,008              $351,940
                                                                      ====================     =================

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                FOR THE THREE MONTHS ENDED MARCH 31,       FOR THE NINE MONTHS ENDED MARCH 31,
                                               -------------------------------------      -------------------------------------
                                                            2001               2000                  2001                 2000
                                               -----------------    ---------------     -----------------     ----------------
                                                                       (RESTATED)           (RESTATED)            (RESTATED)
Net revenue                                              $98,322           $ 97,253              $280,861             $286,978
                                               -----------------    ---------------     -----------------     ----------------
Costs and expenses:
  Direct costs                                            72,602             67,110               204,725              196,033
  Selling, general and administrative                     20,106             20,117                61,415               58,994
  Depreciation                                             4,676              5,517                15,142               15,311
  Amortization                                               254                238                   582                  695
  Restructuring and other charges                              -             13,400                  (768)              13,088
                                               -----------------    ---------------     -----------------     ----------------
                                                          97,638            106,382               281,096              284,121
                                               -----------------    ---------------     -----------------     ----------------

Income (loss) from operations                                684             (9,129)                 (235)               2,857

Other income, net                                          2,455              1,114                 5,335                3,362
                                               -----------------    ---------------     -----------------     ----------------

Income (loss) before provision (benefit) for
income tax                                                 3,139             (8,015)                5,100                6,219
                                               -----------------    ---------------     -----------------     ----------------
Provision (benefit) for income taxes                       1,240             (2,105)                2,345                3,194
                                               -----------------    ---------------     -----------------     ----------------

Net income (loss)                                        $ 1,899           $ (5,910)             $  2,755             $  3,025
                                               =================    ===============     =================     ================

Earnings (loss) per share:
  Basic                                                  $  0.08           $  (0.24)             $   0.11             $   0.12
  Diluted                                                $  0.08           $  (0.24)             $   0.11             $   0.12

Shares used in computing earnings per
 share:
  Basic                                                   24,610             24,883                24,709               24,977
  Diluted                                                 25,247             24,883                24,990               25,081

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                             For the nine months ended March 31,
                                                                           ----------------------------------------
                                                                                        2001                   2000
                                                                           -----------------     ------------------
                                                                               (RESTATED)             (RESTATED)
Cash flows from operating activities:
  Net income                                                                        $  2,755               $  3,025
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                     15,724                 16,006
    Changes in operating assets/liabilities                                          (27,489)                20,452
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      (9,010)                39,483
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                  (52,866)               (68,397)
  Proceeds from sale of marketable securities                                         69,584                 59,636
  Acquisition of business                                                             (2,994)                (3,000)
  Purchase of property and equipment                                                 (11,901)               (11,808)
  Other investing activities                                                             167                    235
-------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) in investing activities                                      1,990                (23,334)
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 803                  2,175
  Repurchase of common stock                                                          (1,759)                (4,941)
  Repayments on credit arrangements                                                      (96)                  (716)
  Proceeds from issuance of subsidiary's common stock                                    387                      -
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (665)                (3,482)
-------------------------------------------------------------------------------------------------------------------
Elimination of net cash activities of subsidiary for change in fiscal year              (126)                     -
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          (1,353)                (4,745)
-------------------------------------------------------------------------------------------------------------------

Net change in cash for the period                                                     (9,164)                 7,922

Cash and cash equivalents at beginning of period                                      53,508                 62,005
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $ 44,344               $ 69,927
===================================================================================================================

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the June 30, 2000 financial statements, PAREXEL International Corporation (the "Company") determined that at June 30, 2000, its intercompany accounts did not fully eliminate in consolidation. The unreconciled difference, amounting to $7.6 million, was originally classified as a reduction to advance billings on the consolidated balance sheet. Based on subsequent analysis, the Company determined the appropriate accounts to which the difference previously included in advance billings should have been recorded. Accordingly, the financial statements for the year ended June 30, 2000 have been restated to reflect these changes. The restatement resulted in a decrease of $4.1 million to the June 30, 2000 working capital principally related to currency translation adjustments which increased the previously reported balance for advance billings and correspondingly decreased stockholders' equity. In addition, total assets at June 30, 2000 increased by $1.0 million due primarily to adjustments to unbilled and trade receivables for the same reason.

As part of the adjustments described above, the Company also identified certain charges that should have been made to its consolidated statement of income for the fiscal year ended June 30, 2000 of $1.6 million on a pre-tax basis, resulting in a $1.1 million reduction to net income for the year.

The restated numbers, from the first quarter of fiscal 2001, are properly reflected in the financial statements for the nine months ended March 31, 2001.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.

NOTE 3 -- EARNINGS PER SHARE

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                     FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                               MARCH 31,
                                                      2001              2000                 2001                 2000
                                                 ------------     ---------------      ---------------      ---------------
                                                                     (RESTATED)           (RESTATED)           (RESTATED)
Net income attributable to common shares              $ 1,899             ($5,910)             $ 2,755              $ 3,025
                                                 ============     ===============      ===============      ===============

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding             24,610              24,883               24,709               24,977
                                                 ============     ===============      ===============      ===============
Basic earnings per common share                       $  0.08              ($0.24)             $  0.11              $  0.12
                                                 ============     ===============      ===============      ===============

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding      24,610              24,883               24,709               24,977
  Shares attributable to common stock options             637                   -                  281                  104
                                                 ------------     ---------------      ---------------      ---------------
                                                       25,247              24,883               24,990               25,081
                                                 ============     ===============      ===============      ===============
Diluted earnings per common share                     $  0.08              ($0.24)             $  0.11              $  0.12
                                                 ============     ===============      ===============      ===============

The effect of options outstanding for the three months ended March 31, 2000 is not included in the calculation of diluted net earnings per share because their effect on loss from operations would have been antidilutive.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised primarily of net income (loss) and foreign currency translation adjustments, totaled ($1.9) million and ($7.9) million for the three months ended March 31, 2001 and 2000, respectively, and ($2.1) million and ($1.9) million for the nine months ended March 31, 2001 and 2000, respectively.

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

                                                      For the three months ended March 31,       For the nine months ended March 31,
-----------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                2001                 2000                 2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Restated)           (Restated)           (Restated)
Net revenue:
  Clinical Research Services                                 $60,524              $67,766             $174,510             $202,329
  PAREXEL Consulting Group                                    21,225               17,477               57,589               49,676
  Medical Marketing Services                                  13,396               12,010               40,512               34,973
  Perceptive Informatics, Inc.                                 3,177                    -                8,250                    -
                                                     ---------------      ---------------      ---------------     ----------------
                                                             $98,322              $97,253             $280,861             $286,978
                                                     ===============      ===============      ===============     ================
Gross profit:
  Clinical Research Services                                 $18,467              $22,478             $ 54,827             $ 69,817
  PAREXEL Consulting Group                                     4,355                4,173               11,044               11,372
  Medical Marketing Services                                   4,113                3,492               13,025                9,756
  Perceptive Informatics, Inc. *                              (1,215)                   -               (2,760)                   -
                                                     ---------------      ---------------      ---------------     ----------------
                                                             $25,720              $30,143             $ 76,136             $ 90,945
                                                     ===============      ===============      ===============     ================

* The Company began reporting Perceptive Informatics, Inc.as a fourth business segment in the first quarter of fiscal 2001. Perceptive Informatics, Inc was reported as part of Clinical Research Services in fiscal 2000.

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

NOTE 7 - RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which were not expected to produce future value. The Company is planning on taking a restructuring charge during the fourth quarter of this fiscal year as part of its on-going effort to reduce its cost structure. Although details have not been finalized, the charge is expected to be in the range of $2 to $4 million.

Current quarter activity against the restructuring and other charges accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                Balance as of         3rd Quarter          Balance as of
                                December 31,            Payments          March 31, 2001
                                    2000
Employee severance costs                $  706              $  (289)               $  417
Facilities and other charges             4,140               (1,355)                2,785
                             -----------------    -----------------     -----------------
                                        $4,846              $(1,644)               $3,202
                             =================    =================     =================

NOTE 8 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. During the three months ended March 31, 2001, the Company did not repurchase any of the Company's common stock.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, has to be implemented by the Company by the fourth quarter of fiscal 2001. SAB 101 has been adopted by the Company. The adoption of SAB 101 did not have a significant impact on the Company's revenue recognition policies.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results indicated by the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed under "RISK FACTORS" below. In addition, the forward-looking statements included in this quarterly report represent the Company's estimates as of the date of this quarterly report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this quarterly report.

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

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. Cash flows from contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

Net revenue increased by $1.1 million, or 1.1%, to $98.3 million for the three months ended March 31, 2001 from $97.3 million for the same period one year ago. On a segment basis, CRS decreased by $7.2 million, or 10.7%, to $60.5 million due primarily to fewer contracts being serviced and the decision to break out Perceptive Informatics, Inc. as a separate reportable segment during fiscal year 2001. Perceptive was included in CRS revenue in the same period last fiscal year. PCG revenue increased by $3.7 million, or 21.4%, to $21.2 million due primarily to internal growth and incremental revenue resulting from the acquisition of a majority interest in FARMOVS during the first quarter. FARMOVS is a clinical pharmacology research business and bioanalytical laboratory located in South Africa. MMS revenue increased by $1.4 million, or 11.5%, to $13.4 million due primarily to ongoing growth in international strategic marketing. The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal 2001. Net revenue for Perceptive was $3.2 million for the three months ended March 31, 2001, but was included as part of CRS in the prior year quarter, and therefore, no comparable net revenue amounts are available for Perceptive for the three months period ended in 2000.

Direct costs increased by $5.5 million, or 8.2%, to $72.6 million for the three months ended March 31, 2001 from $67.1 million for the same period in 2000. On a segment basis, CRS direct costs decreased by $3.2 million, or 7.1%, to $42.1 million due primarily to fewer contracts being serviced and Perceptive's direct costs being reported as part of CRS in the same period last fiscal year. PCG direct costs increased by $3.6 million, or 26.8%, to $16.9 million due primarily to costs associated with increased revenue and incremental costs associated with the FARMOVS acquisition. MMS direct costs increased by $765 thousand, or 9.0%, to $9.3 million due primarily to labor and related costs associated with increased revenue. Perceptive direct costs for the three months ended March 31, 2001 were $4.4 million. Direct costs as a percentage of net revenue increased to 73.8% for the three months ended March 31, 2001 compared with 69% for the comparable prior year period.

Selling, general and administrative expenses remained at $20.1 million for the three months ended March 31, 2001 as compared to the same period in 2000. Selling, general and administrative expenses as a percentage of net revenue decreased to 20.4% for the three months ended March 31, 2001 from 20.7% for the same period one year ago.

Depreciation and amortization expense decreased 14.3% to $4.9 million for the three months ended March 31, 2001 from $5.8 million for the same period in 2000 due primarily to additional prior year depreciation recorded due to the downward adjustment of the estimated useful life of leasehold improvements related to certain facilities which the Company consolidated and abandoned. Depreciation and amortization expense as a percentage of net revenues decreased to 5.0% for the three months ended March 31, 2001 from 5.9% for the same period one year ago.

Income from operations increased $9.8 million to $700 thousand for the three months ended March 31, 2001 from a $9.1 million loss for the same period in 2000. Income from operations increased as a percentage of net revenue to 0.7% for the three months ended March 31, 2001 from a negative 9.4% for the same period in 2000.

Other income, net, totaled $2.5 million for the three months ended March 31, 2001 compared with $1.1 million for the comparable prior year period, an increase of $1.4 million. The increase was primarily driven by a $1.4 million increase in foreign exchange gains.

The Company had an effective income tax rate of 39.5 % for the three months ended March 31, 2001 compared to a 26.3% tax benefit for the same period in 2000. The increase was due to having no current year counterpart to last year's $13.4 million restructuring charge taken in 2000 and changes in the mix of taxable income from the different jurisdictions where the Company operates.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000:

Net revenue decreased by $6.1 million, or 2.1%, to $280.9 million for the nine months ended March 31, 2001 from $287 million for the comparable nine month period in 2000. CRS revenue decreased by $27.8 million, or 13.7%, to $174.5 million due primarily to the inclusion of Perceptive revenue in the same period in 2000 and the impact of contract cancellations. PCG revenue increased by $7.9 million, or 15.9%, to $57.6 million due primarily to incremental revenue resulting from the FARMOVS acquisition, and internal growth, which contributed $2.1 million of the total increase. MMS revenue increased by $5.5 million, or 15.8%, to $40.5 million due primarily to ongoing growth in international strategic marketing. The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal 2001. Net revenue for Perceptive was $8.3 million for the nine months ended March, 2001, but was included as part of CRS in the same period in 2000 and, therefore, no comparable net revenue amounts are available for Perceptive for the same nine month period in 2000.

Direct costs increased by $8.7 million, or 4.4%, to $204.7 million for the nine months ended March 31, 2001 from $196 million for the same nine month period one year ago. On a segment basis, CRS direct costs decreased $12.8 million, or 9.7%, from $132.5 million due primarily to lower labor and related costs associated with lower revenue and Perceptive's direct costs being reported as part of CRS in the same period last fiscal year. PCG direct costs increased $8.2 million, or 21.5%, to $46.5 million. MMS direct costs increased $2.3 million, or 9.0%, to $27.5 million. The increase in direct costs for PCG and MMS were due primarily to increased labor and related costs associated with increased revenue. Perceptive direct costs for the nine months ended March 31, 2001 were $11.0 million. Total Company direct costs as a percentage of net revenue were 72.9% for the nine months ended March 31, 2001, as compared to 68.3% for the comparable prior year period.

Selling, general and administrative expenses increased by $2.4 million, or 4.1%, to $61.4 million for the nine months ended March 31, 2001 from $59.0 million for the same nine month period in 2000. The increase was due primarily to staffing, training, retention, and facility related expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 21.9% for the nine months ended March 31, 2001 from 20.6% for the same nine month period last fiscal year.

Depreciation and amortization expense decreased by $300 thousand, or 1.8%, to $15.7 million for the nine months ended March 31, 2001 from $16.0 million for the same nine month period in 2000. The decrease was due primarily to the Company's downward adjustment of the estimated useful life of assets related to certain facilities, which the Company abandoned in fiscal 2000. Depreciation and amortization expense as a percentage of net revenue remained at 5.6% for the nine months ended March 31, 2001 as compared to the same period in 2000.

Loss from operations was $235 thousand for the nine months ended March 31, 2001, a change of $3.1 million from the $2.9 million profit for the same nine-month period in 2000. Operating income as a percentage of net revenues was a negative 0.1% for the nine months ended March 31, 2001 compared with a positive 1.0% in the comparable period one year ago.

Other income, net increased $1.9 million, or 58.7%, to $5.3 million for the nine months ended March 31, 2001 from $3.4 million in the same nine month period in 2000. The increase was due primarily to higher foreign exchange gains.

The Company had an effective tax rate of 46.0% for the nine months ended March 31, 2001 compared to 51.4% for the same nine months period in 2000. The decrease was due to changes in the mix of taxable income from the different jurisdictions where the Company operates and the impact of having no counterpart to the prior year's restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements.

The Company's clinical research and development contracts are generally fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from contracts typically consists of down payments required to be paid at the time contracts are signed with balances due in installments over the duration of the contracts, usually on a milestone achievement basis. Revenue from contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's operating cash flow is influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances and the number of days revenue outstanding in accounts receivable, net of advance billings, can vary based upon contractual milestones and the timing and size of cash receipts. The number of days revenue outstanding in accounts receivable, net of advance billings, increased to 72 days at March 31, 2001 compared to 55 days at June 30, 2000. The increase was due primarily to substantial amounts of catch-up billing issued in February and March of 2001 following very high employee turnover in the Company's North American billing operation during the fourth quarter of the calendar year 2000. The Company anticipates days sale outstanding (DSO) will go back down to the historical 45 to 65 day range once amounts related to catch-up billing are collected.

In September 1999 the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock. As of March 31, 2001, a total of 861,000 shares at a total cost of $8.2 million had been repurchased. For the nine month period ended March 31, 2001, a total of 210,000 shares at a total cost of $1.8 million had been repurchased.

The Company's cash and cash equivalents were $44.3 million at March 31, 2001, a decrease of $9.2 million from $53.5 million at June 30, 2000.

Net cash used by operating activities for the nine months ended March 31, 2001 of $9.0 million reflected a $49.2 million increase in accounts receivable partially offset by net income of $2.8 million, depreciation and amortization of $15.7 million, and the net impact of a $20.7 million change in other operating assets and liabilities.

Net cash provided by investing activities for the nine months ended March 31, 2001 of $2.0 million consisted primarily of $17.0 million of net proceeds from sale of marketable securities, offset by $12.0 million used for capital expenditures and $3.0 million used for a business acquisition .

Net cash used in financing activities for the nine months ended March 31, 2001 of $700 thousand resulted from $1.9 million used to repurchase common stock of the Company and repayment on credit arrangements, offset by $1.2 million provided by proceeds from the issuance of common stock under the Company's employee stock purchase plan and the issuance of a subsidiary's common stock.

The Company has foreign lines of credit with banks totaling approximately $14.7 million. At March 31, 2001 the Company had approximately $12.9 million in available credit under these arrangements.

The Company is planning on taking a restructuring charge during the fourth quarter of this fiscal year as part of its on-going effort to reduce its cost structure. Although details have not been finalized, the charge is expected to be in the range of $2 to $4 million.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, has to be implemented by the Company by the fourth quarter of fiscal 2001. SAB 101 has been adopted by the Company. The adoption of SAB 101 did not have a significant impact on the Company's revenue recognition policies.

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

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

 .  merger or potential merger related activities;
 .  failure of products being tested to satisfy safety requirements;
 .  products having unexpected or undesired  clinical  results;
 .  the client  decides to forego a  particular  study,  perhaps for economic reasons;
 .  not enough patients enroll in the study;
 . not enough investigators are recruited; or . production problems cause shortages of the product

In addition, the Company believes that pharmaceutical companies may proceed with fewer clinical trials if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause pharmaceutical companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. Refer to Note 7 - Restructuring and Other Charges.

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

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to outsource large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. In the third quarter of fiscal 2001, the Company's five largest clients accounted for 47% of its consolidated net revenue, and one client accounted for 16% of consolidated revenue. In the third quarter of fiscal 2000, the Company's five largest clients accounted for 47% of its consolidated net revenue, and one client accounted for 21% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client.

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

The Company will face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

 .  assimilate differences in foreign business practices, exchange rates and regulatory requirements;
 .  operate amid political and economic instability;
 . hire and retain qualified personnel; and . overcome language, tariff and other barriers.

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

THE COMPANY RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT REMAIN WITH THE COMPANY

The Company relies on a number of key executives, including Josef H. von Rickenbach, its Chairman and Chief Executive Officer. The Company does not have employment agreements with most of its senior officers and if any of these key executives leave the Company, it could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The Company may not be successful in attracting or retaining key personnel.

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 42% of its net revenue for the three months ended March 31, 2001 from operations outside of North America, compared with 39% for the same period in the prior fiscal year. Since the Company's revenues and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company does not generally hedge against the risk of exchange rate fluctuations.

THE COMPANY'S DEVELOPMENT OF ITS PERCEPTIVE INFORMATICS BUSINESS MAY NEGATIVELY IMPACT RESULTS IN THE SHORT TERM

The Company is currently making investments in its technology subsidiary, Perceptive Informatics, Inc., but does not expect such subsidiary to become profitable in the immediate future. The Company may need to make additional investments in this subsidiary in the future in order to achieve its objectives. The profitability of this subsidiary depends, in part, on customer acceptance and use of its products and services and its ability to compete against rival products and services. There can be no assurance that this subsidiary will be profitable in the future or that any revenues resulting from it will be sufficient to offset the Company's investments in this division.

THE COMPANY FACES THE RISKS OF LIABILITY, INCREASED COSTS OR LIMITATION OF SERVICE OFFERINGS AS A RESULT OF PROPOSED AND FINAL LAWS AND REGULATIONS

     The confidentiality and release of patient-specific information are subject to government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final federal regulations governing patient-specific information may require the Company to implement new security measures that may result in substantial expenditures or limit its ability to offer some of its products and services. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed federal regulations. There is also a risk of civil or criminal liability if the Company is found to be responsible for any violations of applicable laws, regulations or duties relating to the use, privacy or security of health information.

PART II.  OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

On or about June 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York against the Company and four of its directors by two arbitrageurs, Elliott Associates, L.P. and Westgate International L.P. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 20(a) of the Exchange Act and asserted state law claims for fraud and negligent misrepresentation. On November 28, 2000, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss all counts of the complaint. The time period to appeal this decision has expired. The decision of the United States District Court dismissing all claims did not bar the arbitrageurs from re-filing state law claims against the Company in a state forum. On or about April 23, 2001, a complaint was filed by the arbitrageurs, Elliott Associates, L.P. and Elliott International, L.P. f/k/a Westgate International, L.P., in the Supreme Court of the State of New York in connection with the same matter alleging claims of common law fraud under the laws of New York against the Company and seeking monetary damages. The Company intends to vigorously defend the state court matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this ____ day of May 2001.

                                  PAREXEL International Corporation


Date: May 15, 2001                By: /s/ Josef H. von Rickenbach
                                  -----------------------------------------
                                  Josef H. von Rickenbach
                                  Chairman of the Board and Chief Executive
                                  Officer


Date: May 15, 2001                By: /s/ James F. Winschel, Jr.
                                  -----------------------------------------
                                  James F. Winschel, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer