Form 10-K
period 2001-06-30
PAREXEL INTERNATIONAL CORP
filed 2001-09-24
CIK 799729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

                                      OR

           (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

The aggregate market value of Common Stock held by nonaffiliates was $261,320,640 as of September 13, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 13, 2001, there were 24,803,338 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001 are incorporated by reference into
Part III of this report.

                       PAREXEL INTERNATIONAL CORPORATION

                            FORM 10-K ANNUAL REPORT

                                      INDEX


                                                                      PAGE
                                                                      ----
PART I.
     Item 1.    Business                                                3
     Item 2.    Properties                                             16
     Item 3.    Legal Proceedings                                      16
     Item 4.    Submission of Matters to a Vote of Security Holders    17
PART II
     Item 5.    Market for Registrant's Common Equity
                and Related Stockholder Matters                        18
     Item 6.    Selected Financial Data                                18
     Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   19
     Item 7A.   Quantitative and Qualitative Disclosures
                 About Market Risk                                     26
     Item 8.    Financial Statements and Supplementary Data            27
     Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    45
PART III
     Item 10.   Directors and Executive Officers of the Registrant     45
     Item 11.   Executive Compensation                                 45
     Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management                                        45
     Item 13.   Certain Relationships and Related Transactions         45
PART IV
     Item 14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                                   45

SIGNATURES                                                             49

                                    PART I

ITEM 1. BUSINESS

GENERAL

PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading contract biopharmaceutical outsourcing company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals for their products and quickly reach peak sales. Over the past eighteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, voice, data and imaging systems, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company complements the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development consulting, and information technology products and services. The Company seeks to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new product.

The Company is one of the largest biopharmaceutical contract research organizations ("CRO") in the world, based upon annual net revenue. Headquartered near Boston, Massachusetts, the Company manages 54 locations and has approximately 4,640 employees throughout 35 countries around the world. The Company has established subsidiaries in the major health care markets around the world, including the United States, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Israel, Norway, The Netherlands, and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania and Hungary. The Company believes it is the second largest CRO in both Europe and Japan, based upon annual net revenue. During fiscal 2001, PAREXEL derived 41.1% of its revenue from its international operations.

The Company was founded in 1983 as a regulatory consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been and will continue to be an important component of PAREXEL's growth strategy. The Company has completed thirteen acquisitions over the past five fiscal years. In September 2000, the company acquired a full-service clinical pharmacology unit at Northwick Park Hospital in Harrow, U.K., and a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa. In July 2001, the Company acquired EDYABE, a leading CRO in Latin America located in Argentina and Brazil.

In fiscal 2001, the Company created a new majority owned subsidiary, Perceptive Informatics, Inc. ("Perceptive"), into which it transferred its informatics operations in order to maximize its ability to create new technology-based
services.   Perceptive provides a variety of web-based tools designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems and medical diagnostic services. Through a combination of internally developed technology and partnerships with other technology leaders, Perceptive is able to tailor solutions to meet each client's particular needs, from developing overall technology strategies to implementing new systems, to effectively accommodating legacy systems. Perceptive is evolving its current series of Intranet/Extranet-based tools on an ongoing basis, as well as developing new tools. The Company believes that Perceptive has a leadership position in this area and expects this technology-related business to be a key growth driver for the Company in the future.

SERVICES

The Company provides a broad range of knowledge based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through four reportable segments, namely, Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive. CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, compliance and validation services, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, targeted communications, and strategic reimbursement services in support of product launch. Perceptive provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers a medical imaging service supporting the use of advanced imaging techniques in clinical development. Financial data on a business unit and geographic basis are included in footnote 17 to the consolidated financial statements included in
Item 8 of this annual report.

CLINICAL RESEARCH SERVICES

Revenue from the clinical trials management, and biostatistical and data management services that the Company's CRS business unit provides, represented approximately $238.4 million, or 61.5%, of the Company's consolidated net revenue for fiscal 2001.

Clinical Trials Management Services

PAREXEL offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

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

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the Food and Drug Administration ("FDA") or other regulatory agencies. PAREXEL's clinical trials management group assists clients with one or more of the following steps:

 . STUDY PROTOCOL DESIGN. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol also defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

 . CRF DESIGN. Once the study protocol has been finalized, the CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

 . SITE AND INVESTIGATOR RECRUITMENT. The drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Potential investigators may be identified and solicited by the drug sponsor or the CRO. A significant portion of a trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company also provides additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

 . PATIENT ENROLLMENT. The investigators, usually with the assistance of the CRO, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering drugs to patients, as well as examining patients and conducting necessary tests.

 . STUDY MONITORING AND DATA COLLECTION. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors send completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data is entered into an electronic database. The Company offers several remote data entry ("RDE") technologies which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. (See "Perceptive Informatics, Inc." below.) The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

 . REPORT WRITING. The statistical analysis findings for data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

 . MEDICAL SERVICES. Throughout the course of a development program, PAREXEL's physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research, including medical supervision of clinical trials, compliance with medical standards and safety regulations, medical writing, strategy development, and drug portfolio management.

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

The Company has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application submissions and databases in strict accordance with FDA, European and Asian specifications.

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

PAREXEL CONSULTING GROUP

The Company offers a number of consulting and advisory services in support of the product development, regulatory and marketing processes. This group brings together experts from relevant disciplines focused on designing meaningful solutions and helping clients make the best business decisions with respect to their product lifecycle strategies. This group also serves as a valuable resource for the Company's internal operations. PCG includes KMI, Regulatory Affairs, Clinical Pharmacology and the Information Products Group. The PCG business comprised approximately $80.8 million, or 20.8%, of consolidated net revenue for fiscal 2001.

KMI

KMI offers services in manufacturing and information technology to the pharmaceutical, biopharmaceutical and medical device industries in the United States and Europe. Employing an experienced team of former FDA investigators and experienced engineers, the Company uses its established methodologies and innovative information systems to assist clients in satisfying regulatory standards for manufacturing and systems processes throughout the product lifecycle.

KMI has a staff of senior consultants with extensive experience and recognized expertise in good manufacturing practices ("GMP") compliance and FDA requirements. KMI can evaluate clients' existing systems, help prepare for FDA inspections, conduct new drug application ("NDA") integrity audits, and develop regulatory correctional action plans.

KMI also has the resources and experience to test processes, laboratory systems, automated unit operations, utilities, distributed control systems, and information management systems for manufacturing, laboratory, clinical and research applications for compliance with regulatory standards.

Regulatory Affairs

Before a product can be launched, it must be approved by the regulatory agency in that particular country. PAREXEL provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in major jurisdictions in North America, Europe, and Japan. These services include regulatory strategy formulation, document preparation and review, quality assurance, and liaison with the FDA and other regulatory agencies. PAREXEL's staff provides on-site GCP and GMP training sessions and conducts internal and external quality control and quality assurance audits.

PAREXEL works closely with clients to devise regulatory strategies and comprehensive registration programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through these services, the Company helps its clients determine the feasibility of obtaining regulatory approval of a particular product or product line in certain markets.

Clinical Pharmacology

Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from "first in man" to "proof of concept studies" in Phases I and IIa of development. See "Governmental Regulation" for additional information. Typical services include drug development consulting, drug administration and monitoring, and patient recruitment. PAREXEL's Clinical Pharmacology International Network encompasses Berlin (Germany), Poitiers (France), Baltimore, Maryland (U.S.), Bloemfontein (South Africa) and Harrow (U.K.). It also comprises two bioanalytical laboratories in the Poitiers and Bloemfontein locations, performing analyses according to Good Laboratory Practices ("GLP") principles.

With these units, PAREXEL offers multinational coverage of clinical pharmacology services with a total of 250 dedicated beds (cooperating partners not included) on four continents, including bioanalytical services. The Network cooperates with a pharmageriatrics center in Germany; a unit which specializes in renal and hepatic impairment operating in Poland, Hungary, and the Czech Republic; as well as an operation in Japan for bridging studies.

Information Products Group

The Company's Information Products Group ("IPG") offers a wide range of specialized clinical consulting, training, and publication services to the health care industry. IPG provides management consulting in the clinical research area, offering a wide range of solutions that help pharmaceutical and biotechnology companies improve their own in-house clinical performance. These services include clinical process optimization, benchmarking and performance management, outsourcing management, design and development of SOPs, human performance assessment and management, technological analysis and implementation, and clinical training.

IPG also provides conferences, seminars and educational materials, covering a multitude of topics in the clinical research field. The publications group produces several recognized periodicals and special publications covering regulatory and drug development matters.

MEDICAL MARKETING SERVICES

Various pressures on the pharmaceutical industry have resulted in a greater focus on quickly moving more compounds from clinical development into the marketplace in order to maximize revenues and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expert product launch services in the U.S. and Europe. The MMS business represented approximately $56.4 million, or 14.6%, of consolidated net revenue in fiscal 2001.

The Company's experience indicates that clients need assistance in creating awareness of products in the marketplace and in addressing the technical aspects of launching their products, especially managing the simultaneous launch of numerous products. MMS provides comprehensive, value-added pre and post-launch services, including market and opinion leader development, product management, and targeted communications support to clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include meetings and exhibitions planning, continuing medical education programs to help keep medical professionals apprised of current medical developments ("CME"), strategies for drug manufacturers regarding reimbursement from insurance companies and managed care providers, and telecommunications and call center support to answer specific questions about a client's particular products.

PERCEPTIVE INFORMATICS, INC.

Perceptive, which was created by the Company in fiscal 2001, provides a variety of tools designed to accelerate and enhance the drug development process and to decrease time to peak sales. Perceptive's products and services can reduce the amount of time needed to gather and analyze clinical trials data by using software technology to automate this process. Perceptive currently offers a portfolio of information technology solutions that include web solutions, Interactive Voice Response Systems, ("IVRS"), electronic data capture, medical diagnostics, and other related products and services that can be customized to clients' needs. Perceptive's web solutions support clinical trials management, viewing of clinical trials data, and the launch of new products. Perceptive performs ongoing market surveillance to identify and support new technologies to benefit clients as well as the Company's internal processes. The business represented approximately $12.0 million, or 3.1%, of consolidated net revenue for fiscal 2001.

INFORMATION SYSTEMS

The Company is committed to investing in information technology designed to help the Company provide high quality services in a cost effective manner and to manage its internal resources. The Company has built upon its information technology network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, and project management.

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

The Company's marketing activities are coordinated by PAREXEL's global marketing organization, with offices at its Corporate Headquarters in Massachusetts, as well as in Media (Pennsylvania), and the U.K. The Company's marketing communications activities consist primarily of brand management, collateral development, participation in industry conferences, advertising, and public relations.

CLIENTS

During fiscal 2001, the Company provided services to most of the top 20 pharmaceutical and top 10 biotechnology companies. The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a core group of major projects or clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to continue to experience such concentration in future years. In fiscal 2001, the Company's five largest clients accounted for 37% of its consolidated net revenue, while in fiscal 2000, the Company's five largest clients accounted for 45% of its
consolidated net revenue.   In fiscal 2001 and 2000, one client, Novartis,
accounted for 10% and 21% of consolidated net revenue, respectively. The loss of business from a significant client could materially and adversely affect the Company's net revenue and results of operations.

BACKLOG

Backlog represents anticipated net revenue from work not yet completed or performed under signed contracts, letter of intent agreements, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract on a percentage-of-completion basis. Backlog at June 30, 2001 was approximately $504.4 million, compared with $385.1 million at June 30, 2000.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in backlog are subject to termination, revision, or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts are terminable upon thirty to sixty days' notice by the client. The Company typically is entitled to receive certain fees for winding down a study which is terminated or delayed and, in some cases, a termination fee.

COMPETITION

The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, occasionally, small specialty CROs, and to a lesser extend, universities, teaching hospitals, and other site organizations. In addition, PAREXEL's Consulting, and Medical Marketing Services businesses have a large and fragmented group of specialty service providers with which they compete. PAREXEL's Perceptive business competes primarily with CROs and other healthcare software companies. Some of the major CROs against which the Company competes have greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of services, the ability to organize and manage large-scale trials on a global basis, the effectiveness in managing large and complex medical databases, the capability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of clinical research, an international presence with strategically located facilities, financial viability, and price. PAREXEL believes that it competes effectively in these areas.

The CRO industry is fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. PAREXEL believes that it is one of the largest full-service biopharmaceutical CROs in the world, based on annual net revenue. Other large CROs include Quintiles Transnational Corporation, Covance Inc., and PPDI. The trend toward CRO industry consolidation, as well as pharmaceutical companies outsourcing to a larger number of preferred CROs, has resulted in heightened competition among the larger CROs for clients and acquisition candidates.

INTELLECTUAL PROPERTY

PAREXEL has developed certain computer software and related methodologies that the Company has sought to protect through a combination of contracts, copyrights and trade secrets; however, the Company does not consider the loss of exclusive rights to any of this software or methodology to be material to the Company's business.

EMPLOYEES

As of June 30, 2001, the Company had approximately 4,640 employees. Approximately 46% of the employees are located in North America and 54% are located throughout Europe and the Asia/Pacific region. The Company believes that its relations with its employees are good.

The success of the Company's business depends on its ability to attract and retain a qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel, particularly those with Ph.D., M.D. or equivalent degrees, is high. The Company believes that its multinational presence, which allows for international transfers, is an advantage in attracting employees. In addition, the Company believes that the wide range of clinical trials in which it participates allows the Company to offer a broad experience to clinical researchers. There is no assurance that the Company will be able to attract and retain qualified staff in the future.

GOVERNMENT REGULATIONS

PAREXEL provides clinical trial services for the drug, biologic and medical device industries. Lack of success in obtaining approval of clinical trials can adversely affect the business. Lack of success in obtaining marketing approval or clearance for a product PAREXEL has provided clinical trial or other regulatory services for can also adversely affect the business.

The services provided by PAREXEL are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to products and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods, and such documents may be reviewed by the study sponsor and the FDA during audits. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial.

The clinical investigation of new drugs, biologics and devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. While GCP has not been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, some provisions of GCP have been included in regulations adopted by the FDA. Furthermore, in practice, the FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP.

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

DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phase I, II and III studies are completed with respect to a given product, if at all, although the time period may last as long as several years. The stages of this development process are as follows:

Preclinical Research (approximately 1 to 3.5 years). In vitro ("test tube") and animal studies in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application ("IND"), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan, and be allowed to become effective by the FDA before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.

Clinical Trials (approximately 3.5 to 6 years)

          . Phase I-Basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers, includes studies to determine metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

          . Phase II-Basic efficacy (effectiveness) and dose-range testing, sometimes in 100 to 200 patients afflicted with a specific disease or condition for which the product is intended for use, to further test safety, begin evaluating effectiveness, optimize dosage amounts, determine dose schedules, and typically, to determine routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

          . Phase III-Larger scale, multi-center comparative clinical trials conducted with patients afflicted with a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND"), which may span late Phase II, Phase III, and FDA review. Although a TIND may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

NDA or Biologic License Application ("BLA") Preparation and Submission. Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing data and the proposed labeling, among other things, into a single large document, the NDA or BLA, which today comprises, on average, roughly 100,000 pages.

FDA Review of NDA or BLA. Careful scrutiny of data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or "indication") under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied and even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not ultimately satisfied.

Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies, Phase IV, may be undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life. Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

MEDICAL DEVICES

Unless a medical device is exempted from premarket submission and clearance, FDA approval or clearance of the device is required before the product may be marketed in the United States. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a premarket notification, 510(k), to the agency. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption ("IDE") before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. An IDE approval process could also result in significant delay.

After submission of a premarket notification containing, among other things, any data collected, the FDA may find the device substantially equivalent and the device may be marketed. If the FDA finds that a device is not substantially equivalent, the manufacturer may request that the FDA make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if the FDA determines that a Class III designation is appropriate, an approved pre-market approval application ("PMA") will be required before the device may be marketed.

The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from preclinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. There can be no assurance that review will result in timely or any PMA approval. There may also be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

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

RISK FACTORS

The statements included in this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results indicated by the forward-looking statements. These factors are discussed below in greater detail. In addition, the forward-looking statements included in this annual report represent the Company's estimates as of the date of this annual report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.
These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this annual report.

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     .  merger or potential merger related activities;
     .  failure of products being tested to satisfy safety requirements;
     .  products having unexpected or undesired clinical results;
     . client decisions to forego a particular study, perhaps for economic reasons;
     .  insufficient patient enrollment in a study;
     .  insufficient investigator recruitment; or
     .  production problems which cause shortages of the product.

In addition, the Company believes that FDA regulated companies may proceed with fewer clinical trials or conduct them without the assistance of contract research organizations if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. The Company has in the past experienced contract cancellations, which have had a material adverse effect on the Company's financial results.

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

A high percentage of the Company's operating costs are fixed. Therefore, the timing of the completion, delay or loss of contracts, or the progress of client projects, can cause the Company's operating results to vary substantially between reporting periods.

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

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to outsource large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. In fiscal 2001, the Company's five largest clients accounted for 37% of its consolidated net revenue, and one client accounted for 10% of consolidated net revenue. In fiscal 2000, the Company's five largest clients accounted for 45% of its consolidated net revenue, and one client accounted for 21% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. The Company has had in the past experienced contract cancellation with a significant client, which have had an adverse effect on the Company's financial results.

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

If an acquired business does not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. If the Company fails to properly manage its expansion, the Company could experience a material adverse effect on its business and operations.

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company's growth depends in part on its ability to make strategic acquisitions. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on acceptable terms and conditions. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:

     . difficulties and expenses associated with assimilation of the operations and services or products of the acquired companies;
     . diversion of management's attention from other business concerns; and . the loss of some or all of the key employees of the acquired company.

In the event that the operations of an acquired business do not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

THE COMPANY RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT REMAIN WITH THE COMPANY

The Company relies on a number of key executives, including Josef H. von Rickenbach, its Chairman and Chief Executive Officer. The Company does not have employment agreements with all of its senior officers and if any of these key executives leave the Company, it could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The Company may not be successful in attracting or retaining key personnel.

THE COMPANY MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS

Clinical research services primarily involve the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new product by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. Although many of the Company's CRS contracts with clients include indemnity provisions and the Company has lost insurance, the Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. Additionally, the Company could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

THE COMPANY'S BUSINESS DEPENDS ON CONTINUED COMPREHENSIVE GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY PRODUCT DEVELOPMENT PROCESS

In the United States, governmental regulation of the drug, medical device and biotechnology product development process continues to be complicated, extensive and demanding. While the FDA and the Congress have attempted to streamline this process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process, the FDA still requires extensive clinical studies and other documentation to demonstrate the efficacy and safety of these products before they can be approved for marketing. The United States, Europe and Japan have collaborated in the 11-year-long International Conference on Harmonization ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH process has resulted in over 50 harmonized technical guidelines that have been accepted in all three regions and have led to a clarification of the regulatory requirements for approval. However there has been no meaningful reduction of the amount of evidence required by these governments for granting marketing approval. The ICH partners have agreed on a common format for marketing applications (the Common Technical Document) that is accepted in the three regions as of July 2001. The new format does not affect the amount of data to be collected and submitted, but does eliminate the need to tailor the format to each region, although there remain some region-specific sections. This may reduce the demand for the Company's services that tailor the marketing applications to local requirements.

In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting GCP standards and by promulgating the European Union Clinical Trials Directive; this Directive will eliminate by 2004 inter-country differences in the process that authorizes clinical trials and will make it more uniform and streamlined, though increasing the safeguards for patient protection. In the past several years, Japan also has adopted GCP through legislation and has legitimatized the use of CROs. The Company's business could be materially and adversely affected by relaxed government regulatory requirements or simplified drug, medical device or biotechnology approval procedures, since such actions would eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with significant applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify its research data.

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, other full service contract research organizations, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

     .  previous experience;
     .  medical and scientific expertise in specific therapeutic areas;
     .  quality of services;
     . the ability to organize and manage large-scale clinical trials on a global basis;
     .  the ability to manage large and complex medical databases;
     .  the ability to provide statistical and regulatory services;
     .  the ability to recruit investigators and patients;
     . the ability to integrate information technology with systems to improve the efficiency of contract research;
     .  an international presence with strategically located facilities;
     . financial strength and stability; and . price.

The contract research organization industry is fragmented, with several hundred small, limited-service providers and several large, full-service contract research organizations with global operations. The Company competes against large contract research organizations, including Quintiles Transnational Corporation, Covance Inc., and PPDI for both clients and acquisition candidates. In addition, the Company competes for research contracts arising out of the consolidation within the drug industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations.

The Company May Lose Business Opportunities as a Result of Health Care Reform

Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the past, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved by the U.S. Congress, pharmaceutical, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law or the effect such laws would have on the Company's business.

Many governments outside the U.S. have also reviewed or undertaken health care reform. The Company cannot predict the impact that any pending or future foreign health care reform proposals may have on its business in other countries.

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 41% of its net revenue for fiscal year 2001 from operations outside of North America, compared with 40% for the same period in the prior fiscal year. Since the Company's revenue and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations.

THE COMPANY'S DEVELOPMENT OF ITS PERCEPTIVE INFORMATICS BUSINESS MAY NEGATIVELY IMPACT RESULTS IN THE SHORT TERM

The Company is currently making investments in its technology subsidiary, Perceptive Informatics, Inc., but does not expect such subsidiary to become profitable in the immediate future. The Company may need to make additional investments in this subsidiary in the future in order to achieve its objectives. The profitability of this subsidiary depends, in part, on customer acceptance and use of its products and services and its ability to compete against rival products and services. There can be no assurance that this subsidiary will be profitable in the future or that any revenue resulting from it will be sufficient to offset the Company's investments in this division.

THE COMPANY FACES THE RISKS OF LIABILITY, INCREASED COSTS OR LIMITATION OF SERVICE OFFERINGS AS A RESULT OF PROPOSED AND FINAL LAWS AND REGULATIONS

The confidentiality and release of patient-specific information are subject to government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final federal regulations governing patient-specific information may require the Company to implement new security measures that may result in substantial expenditures or limit its ability to offer some of its products and services. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the federal regulations. There is also a risk of civil or criminal liability if the Company is found to be responsible for any violations of applicable laws, regulations or duties relating to the use, privacy or security of health information.

ITEM 2. PROPERTIES

PAREXEL maintains 54 locations in 35 countries around the world. The Company leases all but one of its facilities. The Company's principal executive and administrative offices are located in Waltham, Massachusetts. The Waltham facilities encompass approximately 193,000 square feet and, in addition to the executive and administrative offices, serve the CRS unit in all aspects of its business and the PCG unit in regulatory affairs. Also in North America, the Company leases facilities for its CRS business unit in Chicago, Raleigh-Durham and San Diego. CRS shares leased space in Philadelphia with the Information Products Group of PCG. MMS leases facilities in Centerville, Stamford and Hackensack.

In Europe, the Company maintains offices in Berlin, London and Paris, having approximately 135,000, 89,000 and 43,000 square feet, respectively. CRS shares this leased space in Berlin, London and Paris with PCG, and occupies offices in Frankfurt, Sheffield, Guildford, and Amsterdam. MMS' principal European offices are located in Worthing, United Kingdom with other facilities near Paris, France.

ITEM 3. LEGAL PROCEEDINGS

At various times in late 1998 and 1999, the Company was named as one of many defendants in approximately twenty-three (23) lawsuits in the state trial courts of New Jersey and Pennsylvania. This litigation related to a drug for which the Company provided clinical research services. These actions were brought by individual plaintiffs and not as class actions. Generally, the claims against the Company in these actions include negligence, breach of express and implied warranty, strict liability, fraud, civil conspiracy, and negligent and intentional infliction of emotional distress. Over the past year, the Company has been dismissed from all but one of these lawsuits without any payment by the Company to any of the respective plaintiffs. The Company has provided notice of these matters to its insurance carriers.

On or about June 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York against the Company and four of its directors by two arbitrageurs, Elliott Associates, L.P. and Westgate International L.P. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 20(a) of the Exchange Act and asserted state law claims for fraud and negligent misrepresentation. On November 28, 2000, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss all counts of the complaint. The time period to appeal this decision has expired. On or about April 23, 2001, a complaint was filed by the arbitrageurs, Elliott Associates, L.P. and Elliott International, L.P. f/k/a Westgate International, L.P., in the Supreme Court of the State of New York in connection with the same matter alleging claims of common law fraud under the laws of New York against the Company and seeking monetary damages. No directors of the Company were named in the state court action. On August 10, 2001, the Company filed a motion to dismiss all counts of the state court complaint. The Company intends to vigorously defend the state court matter. The Company has provided notice of this matter to its insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "PRXL". The table below shows the high and low sales prices of the common stock for each quarter of the fiscal years ended June 30, 2000 and 2001.


          2000          High        Low
     First Quarter     $13.50     $ 8.03
     Second Quarter    $12.56     $ 7.62
     Third Quarter     $15.44     $ 8.12
     Fourth Quarter    $10.37     $ 8.25

         2001           High        Low
     First Quarter     $11.75     $ 8.50
     Second Quarter    $10.88     $ 8.06
     Third Quarter     $17.25     $ 9.94
     Fourth Quarter    $20.00     $11.69

As of September 13, 2001, there were approximately 94 stockholders of record. The number does not include shareholders for whom shares were held in a "nominee" or "street" name.

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividend in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and
number of employees)                                   2001           2000           1999           1998         1997
         OPERATIONS
Net revenue                                         $ 387,560       $378,150       $348,486      $285,442     $203,676
Income (loss) from operations                          (6,860)(1)      2,983(2)      20,564(3)     13,301(4)     7,119
Net income (loss)                                        (825)         4,388         15,622         9,319       12,803
Diluted earnings (loss) per Share                   $   (0.03)      $   0.17       $   0.62      $   0.38        $0.56

       FINANCIAL POSITION
Cash, cash equivalents and marketable securities    $  60,949       $ 90,530       $ 89,957      $ 76,634     $104,339
Working capital                                       117,210        123,680        132,757       118,937      113,997
Total assets                                          367,812        351,940        333,565       261,758      240,544
Long-term debt                                             12            104             79            36          136
Stockholders' equity                                $ 177,822       $186,133       $192,032      $168,380     $147,448

         OTHER DATA
Purchase of property and equipment                  $  18,145       $ 19,089       $ 18,910      $ 27,736     $ 25,112
Depreciation and Amortization                       $  21,453       $ 21,934       $ 17,932      $ 15,114(5)  $  7,710
Number of employees                                     4,640          4,200          4,198         3,705        2,928
Weighted average shares used in computing
  diluted earnings (loss) per share                    24,767         25,140         25,128        24,825       22,822

(1) The Statement of Operations for the year ended June 30, 2001 includes a restructuring charge of $7.2 million taken in the fourth quarter. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.3 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

(2) The Statement of Operations for the year ended June 30, 2000 includes $13.1 million related to restructuring and other charges taken in the third quarter, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

(3) Income from operations for the year ended June 30, 1999 includes $4.7 million in nonrecurring charges including $1.9 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the consolidation of certain facilities in North America and Europe.

(4) Income from operations for the year ended June 30, 1998 includes $13.6 million of nonrecurring charges, including $10.3 million pertaining to acquisitions.

(5) Depreciation and amortization for the year ended June 30, 1998 includes a noncash charge of $1.7 million to reflect a change in estimate in the remaining useful lives of certain computer equipment as a result of integration activities of acquired companies and the Company's program to upgrade and standardize its information technology platform.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading contract biopharmaceutical outsourcing company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals for their products and quickly reach peak sales. Over the past eighteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, voice, data and imaging systems, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through four reportable segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers a medical imaging service supporting the use of advanced imaging techniques in clinical development.

Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. Some of the Company's other contracts are per diem or fee-for-service contracts, and revenue is recognized upon completion of work performed.

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

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenue or expenses since such fees are guaranteed by customers on a "pass through basis," without risk or reward to the Company.

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

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the two years ended June 30, 2001.

                                            For the year ended June 30, 2001


(in thousands, except per share data)     First     Second   Third     Fourth
                                         Quarter   Quarter  Quarter   Quarter
                                         -------   -------  -------   -------

Net revenue                              $88,215   $94,324  $98,322   $106,699
Income (loss) from operations (1)         (1,113)      194      684     (6,625)
Net income (loss)                           (101)      957    1,899     (3,580)
Diluted earnings (loss) per share           0.00      0.04     0.08      (0.15)

                                            For the year ended June 30, 2000

(in thousands, except per share data)     First     Second   Third     Fourth
                                         Quarter   Quarter  Quarter   Quarter
                                         -------   -------  -------   --------

Net revenue                              $91,768   $97,957  $97,253   $ 91,172
Income (loss) from operations (2)          5,667     6,319   (9,129)       126
Net income (loss)                          3,870     5,065   (5,910)     1,363
Diluted earnings (loss) per share           0.15      0.21    (0.24)      0.05

(1) The Statement of Operations for the year ended June 30, 2001 includes a restructuring charge of $7.2 million taken in the fourth quarter. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.3 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

(2) The Statement of Operations for the year ended June 30, 2000 includes $13.1 million related to restructuring and other charges taken in the third quarter, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

On September 29, 2000, the Company acquired a clinical pharmacology unit located in Northwick Park Hospital in Harrow, U.K. The fair value of the assets acquired and the amount the Company paid for this transaction were nominal. As such, there was no goodwill recorded for this transaction.

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired. Goodwill is being amortized using a straight-line method over 15 years.

On September 1, 1999, the Company acquired CEMAF S.A., a Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. In connection with this transaction, the Company paid an additional amount of approximately $3.0 million to purchase certain buildings in May 2000. This amount is reflected in property and equipment on the Company's balance sheet as of June 30, 2000. In accordance with the terms of the asset purchase agreement, the Company is obligated to make additional payments in contingent purchase price if CEMAF achieves certain established annual earnings targets in each fiscal year through June 30, 2002. No payments were required in fiscal 2001 and 2000. The remaining maximum contingent obligation is $3.2 million. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 25 years.

During the year ended June 30, 2001, the Company recorded restructuring and other charges in the fourth quarter totaling $7.2 million due to a decision to consolidate some of the Company's operating facilities. The $7.2 million consisted of $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.3 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan.

Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

The Company anticipates it will complete all restructuring actions during fiscal 2002. While these actions are intended to improve the Company's competitive position, there can be no assurances as to their ultimate success or that additional restructuring actions will not be required.

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research pipeline. As a result, the Company estimated that total revenue for fiscal 2000 and 2001 would be reduced by $50 million to $55 million in the aggregate.

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

During the year ended June 30, 1999, the Company recorded restructuring charges of $4.7 million. Included in the total was a $1.9 million charge related to a terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the consolidation of certain facilities in North America and Europe.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2000

Net revenue increased $9.4 million, or 2.5%, to $387.6 million for fiscal 2001 from $378.2 million for 2000. This growth was primarily attributable to an increase in the volume of projects serviced by the Company due in part to acquisitions completed during fiscal 2001. In fiscal 2001, net revenue from North American and Asian operations increased 1.3% and 76.0%, respectively, over the prior year while net revenue from European operations was flat. On a segment basis, CRS net revenue decreased $24.3 million, or 9.3%, from the prior year primarily due to the decision to break out Perceptive as a separate reportable segment during fiscal year 2001 and the impact of project cancellations and delays. PCG net revenue increased $14.3 million, or 21.5%, from the prior year due to $7.9 million derived from acquisitions completed in fiscal 2001 and increased projects serviced by the business. MMS net revenue increased $7.5 million, or 15.3%, mainly due to increased projects serviced by the business. Perceptive net revenue was $12.0 million in fiscal 2001. Perceptive net revenue was included within CRS in fiscal 2000, and therefore, no comparative data is available.

Direct costs increased $21.2 million, or 8.1%, to $282.1 million for fiscal 2001 from $260.9 million in fiscal 2000 mainly as a result of business growth, the decision to invest in Perceptive, and employee retention programs. On a segment basis, CRS direct costs decreased $11.1 million, or 6.4%, to $162.4 million for fiscal 2001 from $173.5 million for fiscal 2000 primarily due to lower labor and related costs associated with lower revenue and Perceptive's direct costs being reported as part of CRS in the comparable prior year period. PCG direct costs increased $12.8 million, or 24.7%, to $64.8 million for fiscal 2001 from $52.0 million for fiscal 2000 and MMS direct costs increased $3.2 million, or 9.1%, to $38.6 million for fiscal 2001 from $35.4 million for fiscal 2000. The higher direct costs for PCG and MMS were principally due to an increased level of hiring and personnel costs associated with acquisitions and increased projects serviced by those businesses in fiscal 2001. Perceptive direct costs were $16.2 million in fiscal 2001 and were included within CRS in fiscal 2000, and therefore, no comparative data is available. As a percentage of net revenue, direct costs increased to 68.1% and 80.2% in fiscal 2001 from 66.1% and 78.1% in fiscal 2000 for CRS and PCG, respectively, due in part to the cost of expanded employee retention programs. MMS direct costs as a percentage of net revenue decreased to 68.4% in fiscal 2001 from 72.3% in fiscal 2000, primarily due to improved cost management. Perceptive direct costs as a percentage of net revenue were 135.5% in fiscal 2001.

Selling, general, and administrative ("SG&A") expenses increased $4.8 million, or 6.0%, to $84.4 million for fiscal 2001 from $79.6 million in 2000. The increase in SG&A was principally due to higher personnel costs associated with new hires and employee retention programs, increased facilities-related expenses and increased professional fees associated, in part, with the Company's restatement of its fiscal 2000 financial statements. As a percentage of net revenue, SG&A remained relatively flat at 21.8% in fiscal 2001 compared with 21.1% in fiscal 2000.

The Company had approximately 4,640 employees at the end of fiscal 2001 compared with 4,200 at the end of fiscal 2000. The PCG and MMS businesses accounted for 84% of the total increase. This increase was primarily due to acquisitions in the PCG operation and new hires to accommodate new projects in PCG, MMS and Perceptive, partially offset by reductions in staff due to restructuring in the CRS business segment.

Depreciation and amortization ("D&A") expense remained the same at $21.5 million in fiscal 2001 when compared with fiscal 2000. As a percentage of net revenue, D&A decreased to 5.5% in fiscal 2001 from 5.7% in fiscal 2000.

The Company's loss from operations was $6.9 million in fiscal 2001 versus income of $3.0 million in fiscal 2000. Excluding restructuring and other charges, income from operations decreased $15.0 million, or 87.9%, to $2.1 million in fiscal 2001 from $17.1 million in fiscal 2000. Excluding these charges, income from operations as a percentage of net revenue decreased to 0.5% in fiscal 2001 from 4.5% in fiscal 2000. The decrease was primarily due to higher direct costs and SG&A expenses as noted above.

Interest income decreased $1.7 million in fiscal 2001 from $4.4 million in fiscal 2000 mainly due to lower investment levels in fiscal 2001, as compared with fiscal 2000. Other income increased $3.6 million in fiscal 2001 from $1.5 million in fiscal 2000 as a result of higher foreign exchange gains.

The Company had an effective tax rate of 142.5% in fiscal 2001 and 48.2% in fiscal 2000. This increase was primarily attributable to changes in the mix of taxable income within the different geographic jurisdictions in which the Company operates, the utilization of previously unbenefitted net operating losses in certain foreign jurisdictions (primarily Germany), and the impact of restructuring and other charges the Company took in fiscal 2001. Without the impact of restructuring and other charges, the effective tax rate would have been 41.8% in fiscal 2001 and 39.0% in fiscal 2000. As of June 30, 2001, $1.1 million of net operating loss carryforward tax rate benefit remains.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
1999

Net revenue increased $29.7 million, or 8.5%, to $378.2 million for fiscal 2000 from $348.5 million for fiscal 1999. This net revenue growth was primarily attributable to an increase in the volume of projects serviced by the Company. In fiscal 2000, net revenue from North American and Asian operations increased 14% and 61%, respectively, over the prior year while net revenue from European operations was flat. On a segment basis, fiscal 2000 net revenue from CRS and PCG increased by 9.7% and 15.4%, respectively, over the prior year. Net revenue from the MMS segment decreased by 4.7%, compared with the prior year due to not having fiscal 2000 counterpart to a large 1999 project.

Direct costs increased $27.2 million, or 11.7%, to $260.9 million for fiscal 2000 from $233.7 million for fiscal 1999. On a segment basis, CRS direct costs increased $22.2 million to $173.5 million for fiscal 2000 from $151.3 million; PCG direct costs increased $10.8 million to $52.0 million from $41.2 million; and MMS direct costs decreased $5.8 million to $35.4 million from $41.2 million. The higher direct costs for CRS and PCG were primarily due to an increased level of hiring and personnel costs coupled with related facilities and information systems costs necessary to support growth in realized and expected levels of operations. As a percentage of net revenue, direct costs increased to 66.1% and 78.1% in fiscal 2000 from 63.2% and 71.5% in 1999 for CRS and PCG, respectively. Direct costs for MMS decreased as a percentage of net revenue to 72.3% in fiscal 2000 from 80.2% in fiscal 1999 due to improved cost management and the absence of certain wind-down costs incurred on a project in fiscal 1999.

Selling, general, and administrative ("SG&A") expenses increased by $7.9 million, or 11.0%, to $79.6 million for fiscal 2000 from $71.7 million in fiscal 1999. This rise was primarily due to increased personnel hiring and facilities costs, directly connected to the infrastructure build-up required to accommodate the Company's realized and expected growth. As a percentage of net revenue, SG&A expenses increased to 21.0% in fiscal 2000 from 20.6% in fiscal 1999.

Depreciation and amortization expense increased $3.7 million, or 20.4%, to $21.6 million for fiscal 2000 from $17.9 million for fiscal 1999. This increase was due principally to an increase in capital spending on information technology and facility improvements necessary to support higher operating levels. In addition, the Company recorded accelerated depreciation charges in conjunction with the reduction in estimated useful lives of leasehold improvements on abandoned facilities related to the Company's restructuring efforts. As a percentage of net revenue, depreciation and amortization expense increased to 5.7% in fiscal 2000 from 5.1% in fiscal 1999.

Income from operations decreased $17.6 million, or 85.4%, to $3.0 million in fiscal 2000 from $20.6 million in fiscal 1999. Excluding restructuring and other charges, income from operations decreased $11.6 million, or 40.4%, to $17.1 million for fiscal 2000 from $28.7 million in fiscal 1999. Excluding the impact of these charges, income from operations decreased to 4.5% of net revenue for fiscal 2000 from 8.2% in 1999, primarily due to higher direct and SG&A expenses, as noted above.

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

Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. Some of the Company's other contracts are per diem or fee-for-service contracts, and revenue is recognized upon completion of work performed.

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances as well as days sales outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding in accounts receivable, net of advance billings, was 67 days at June 30, 2001 compared with 55 days at June 30, 2000. Accounts receivable, net of the allowance for doubtful accounts, increased to $206.9 million at June 30, 2001 from $160.0 million at June 30, 2000 due to administrative issues as a result of heavy turnover in the Company's North America billing operation. The Company believes most of the related issues have now been addressed and the Company expects improved performance going forward. Advance billings increased to $93.6 million at June 30, 2001 from $86.2 million at June 30, 2000.

Net cash used by operating activities totaled $5.6 million compared with $29.8 million provided from operations in fiscal 2000. The net use of cash in fiscal year 2001 was primarily related to a $46.0 million increase in accounts receivable, a $1.7 million increase in net current and other assets, which was partly offset by depreciation and amortization of $21.5 million, an increase in accounts payable of $6.3 million, higher advance billings of $7.4 million, and an increase in net current and other liabilities of $7.5 million. The net cash provided from operations in fiscal 2000 consisted primarily of a $21.9 million in depreciation and amortization, a $4.1 million increase in accounts payable, a $13.3 million increase in advance billing, a $3.5 million increase in net other liabilities, which was offset by a $11.1 million increase in accounts receivable, and a $7.9 million increase in net current and other assets.

Net cash provided by investing activities for fiscal 2001 totaled $13.4 million and consisted of net proceeds of $33.6 million from the sale of marketable securities, which was offset by $17.2 million used in equipment purchases and $3.0 million used for the acquisition of FARMOVS. In fiscal 2000, net cash used in investing activities totaled $32.2 million comprised of $9.4 million of net cash used to purchase marketable securities, $18.5 million used in equipment purchase, $3.0 million used to acquire CEMAF and $1.3 million used in other miscellaneous investing activities.

Net cash provided by financing activities totaled $0.4 million for fiscal 2001 and consisted of $2.3 million from the issuance of common stock, which was offset primarily by $1.9 million used to repurchase the Company's common stock. In fiscal 2000, net cash used in financing activities was $4.6 million and consisted of $6.2 million used to repurchase the Company's common stock and $0.8 million used for repayment of debt, offset by $2.4 million from the issuance of common stock. Under a stock repurchase program approved by the Board of Directors in September 1999, the Company acquired 210,000 and 631,000 shares of its common stock at a total cost of $1.9 million and $6.2 million in fiscal 2001 and fiscal 2000, respectively.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs. In the future, the Company will consider acquiring businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

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

Foreign Currency Exchange Rates

The Company derived approximately 41% of its net revenue for fiscal 2001, 40% of its net revenue for fiscal 2000, and 43% of its net revenue for fiscal 1999, from operations outside of North America. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in the local currency of the foreign subsidiary. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the
currency in which the expenses are incurred.   During fiscal 2001, the Company
recorded foreign exchange gains of $5.0 million. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months. The Company does not expect gains or losses on these contracts to have a material impact on its financial results (see note 2 to the Consolidated Financial Statements).

Conversion to the Euro Currency

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro will become the sole currency in the member countries. PAREXEL conducts business in seven of the member countries and has converted two of the member countries in fiscal 2001. Conversion to the euro currency did not create a material effect on the Company's financial results of operations in fiscal 2001. The Company is planning on converting the remaining five member countries in fiscal 2002, the result of which may or may not have a material effect to the Company's financial condition in fiscal 2002.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company has adopted SFAS 142 effective with fiscal year 2002 and anticipates an elimination of goodwill amortization of approximately $0.2 million per quarter to the Company's financial results of operations.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations"." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has adopted SFAS 141 effective with fiscal year 2002 and does not anticipate a significant impact on the Company's financial results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in FASB Statement No. 123, "Accounting for Stock-based Compensation." FIN 44 was adopted by the Company in fiscal 2001 and had no impact to the Company's financial results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101 was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000.
SAB 101 was adopted by the Company in fiscal 2001. The adoption of SAB 101 did not have a significant impact to revenue recognition for the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 was adopted by the Company in fiscal 2001 and did not have a significant impact to the Company's financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see "Market Risk" under ITEM 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PAREXEL INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the years ended June 30,
                                             ----------------------------

($ in thousands, except per share data)      2001       2000       1999

NET REVENUE                                $387,560   $378,150   $348,486
                                           --------   --------   --------

Costs and expenses:
Direct costs                                282,081    260,885    233,650
Selling, general and administrative          84,424     79,611     71,690
Depreciation and amortization                21,453     21,583     17,932
Restructuring and other charges               6,462     13,088      4,650
                                           --------   --------   --------

TOTAL COSTS                                 394,420    375,167    327,922
                                           --------   --------   --------

INCOME (LOSS) FROM OPERATIONS                (6,860)     2,983     20,564
                                           --------   --------   --------

Interest income                               2,677      4,370      3,018
Interest expense                                (96)      (419)      (351)
Other income (expense), net                   5,151      1,531        720
                                           --------   --------   --------

TOTAL OTHER INCOME                            7,732      5,482      3,387
                                           --------   --------   --------

Income before provision for
  income taxes                                  872      8,465     23,951
Provision for income taxes                    1,243      4,077      8,329
Minority interest                               454         --         --
                                           --------   --------   --------

NET INCOME (LOSS)                          $   (825)  $  4,388   $ 15,622
                                           ========   ========   ========

Earnings (loss) per share:
Basic                                      $   (.03)  $   0.18   $   0.63
Diluted                                    $   (.03)  $   0.17   $   0.62

Weighted average shares outstanding:
Basic                                        24,767     24,981     24,848
Diluted                                      24,767     25,140     25,128

The accompanying notes are an integral part of the consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                 --------

($ in thousands, except per share data)                      2001       2000

ASSETS
  Current assets:
    Cash and cash equivalents                              $ 57,590   $ 53,508
    Marketable securities                                     3,359     37,022
    Accounts receivable, net                                206,904    159,955
    Prepaid expenses                                         10,025     10,186
    Deferred tax assets                                      13,987     15,370
    Other current assets                                      3,022      4,024
                                                           --------   --------

      Total current assets                                  294,887    280,065

  Property and equipment, net                                39,888     43,829
  Goodwill and other intangible assets, net                  12,787     11,330
  Deferred income taxes                                      14,899     12,278
  Other assets                                                5,351      4,438
                                                           --------   --------

      Total Assets                                         $367,812   $351,940
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable and current portion of long-term debt    $    232   $    269
    Accounts payable                                         26,296     19,587
    Advance billings                                         93,577     86,223
    Other current liabilities                                57,572     50,306
                                                           --------   --------

      Total current liabilities                             177,677    156,385

  Long-term debt                                                 12        104
  Other liabilities                                           9,733      9,318
                                                           --------   --------

      Total liabilities                                     187,422    165,807
                                                           --------   --------

  Commitments (Note 15)

  Minority interest in subsidiary                             2,568          -

  Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized:
      5,000,000; none issued and outstanding                      -          -
    Common stock--$.01 par value; shares authorized:
      50,000,000 at June 30, 2001 and 2000; shares
      issued: 25,636,220 at June 30, 2001 and
      25,399,570, at June 30, 2000; shares outstanding:
      24,775,220 at June 30, 2001 and 24,719,158 at
      June 30, 2000                                             257        254
    Additional paid-in capital                              164,141    162,057
    Treasury stock, at cost                                  (8,165)    (6,424)
    Retained earnings                                        39,220     40,173
    Accumulated other comprehensive loss                    (17,631)    (9,927)
                                                           --------   --------

      Total stockholders' equity                            177,822    186,133
                                                           --------   --------

      Total liabilities and stockholders' equity           $367,812   $351,940
                                                           ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK
                                 ------------

                                                                                                    Accum.
                                                                                                    Other
                                                                                          Retained  Compre-     Total     Compre-
                                                                   Addt'l      Treasury   Earnings  hensive     Stock-    hensive
($ in thousands,                            Number         Par     Paid-in     Stock,     (Accum.   (Loss)      holders'  Income/
except per share data)                     Of Shares      Value    Capital     At Cost    Deficit)  Income      Equity    (Loss)
                                           ---------      -----    -------     -------    -------   ------      ------    ------
Balance at June 30, 1998                   24,628,225   $   246   $149,939   $   (18)     $20,163   $ (1,950)  $168,380   $ 8,198
                                                                                                                          =======

Shares issued under stock option/
  purchase plans                              275,256         3      4,145                                        4,148
Income tax benefit from exercise
  of stock options                                                     765                                          765
Acquisition (Note 3)                          199,568         2      4,744                                        4,746
Net unrealized loss on marketable
  Securities                                                                                              (4)        (4)       (4)
Foreign currency translation adjustment                                                               (1,625)    (1,625)   (1,625)
Net income                                                                                 15,622                15,622    15,622
                                           --------------------------------------------------------------------------------------
Balance at June 30, 1999                   25,103,049   $   251   $159,593   $   (18)     $35,785   $ (3,579)  $192,032   $13,993
                                                                                                                          =======

Shares issued under stock option/
  purchase plans                              267,109         3      2,354                                        2,357
Income tax benefit from exercise
  of stock options                                                     110                                          110
Shares repurchased                           (651,000)                        (6,406)                            (6,406)
Net unrealized gain on marketable
  securities                                                                                               2          2         2
Foreign currency translation adjustment                                                               (6,350)    (6,350)   (6,350)
Net income                                                                                  4,388                 4,388     4,388
                                           --------------------------------------------------------------------------------------

Balance at June 30, 2000                   24,719,158   $   254   $162,057   $(6,424)     $40,173   $ (9,927)  $186,133   $(1,960)
                                                                                                                          =======

Shares issued under stock option/
  purchase plans                              266,062         3      1,874                                        1,877
Income tax benefit from exercise
  of stock options                                                     227                                          227
Shares repurchased                           (210,000)                        (1,758)                            (1,758)
Foreign currency translation adjustment                                                               (7,704)    (7,704)   (7,704)
Retirement of treasury stock                                           (17)       17
Elimination of net income of
  subsidiary for change in fiscal year                                                       (128)                 (128)
Net loss                                                                                     (825)                 (825)     (825)
                                           --------------------------------------------------------------------------------------

Balance at June 30, 2001                   24,775,220   $   257   $164,141   $(8,165)     $39,220   $(17,631)  $177,822   $(8,529)
                                           ======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the years ended June 30,
                                                                                        ----------------------------

($ in thousands)                                                                       2001          2000          1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $     (825)    $   4,388     $  15,622
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Minority interest in net income of consolidated subsidiary                              454            --            --
Depreciation and amortization                                                        21,453        21,934        17,932
(Gain) loss on disposal of assets                                                      (108)        1,638          (647)
Allowance for doubtful accounts                                                         875        (1,427)           65

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable                                                                 (46,901)       (9,726)      (36,035)
Deferred tax assets                                                                   1,383        (1,359)       (6,142)
Prepaid expenses and other current assets                                             1,163        (1,439)          899
Other assets                                                                         (4,265)       (5,122)       (5,892)
Accounts payable                                                                      6,316         4,114         2,700
Advance billings                                                                      7,354        13,339        23,033
Other current liabilities                                                             7,049         3,541        11,168
Other liabilities                                                                       415           (68)        6,421
                                                                                 ----------     ---------     ---------

Net cash provided (used) by operating activities                                     (5,637)       29,813        29,124
                                                                                 ----------     ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                   (93,120)      (83,090)      (76,641)
Proceeds from sale of marketable securities                                         126,735        73,670        86,168
Purchase of property and equipment                                                  (18,145)      (19,089)      (18,910)
Acquisition of a business, net of cash acquired                                      (2,994)       (3,000)          633
Proceeds from sale of assets                                                            915           587         1,287
Other investing activities                                                               --        (1,244)         (921)
                                                                                 ----------     ---------     ---------

Net cash provided (used) by investing activities                                     13,391       (32,166)       (8,384)
                                                                                 ----------     ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                1,878         2,357         4,148
Payments to repurchase common stock                                                  (1,758)       (6,225)           --
Net borrowings (repayments) under line of credit                                        (37)         (787)        1,057
Net borrowings (repayments) of long-term debt                                           (92)           25        (2,378)
Proceeds from issuance of subsidiary's common stock                                     386            --            --
                                                                                 ----------     ---------     ---------
Net cash provided (used) by financing activities                                        377        (4,630)        2,827
                                                                                 ----------     ---------     ---------

Elimination of net loss of a subsidiary for change in fiscal year                      (128)           --            --

Effect of exchange rate changes on cash and cash equivalents                         (3,921)       (1,514)       (1,503)
                                                                                 ----------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                                  4,082        (8,497)       22,064
Cash and cash equivalents at beginning of year                                       53,508        62,005        39,941
                                                                                 ----------     ---------     ---------

Cash and cash equivalents at end of year                                         $   57,590     $  53,508     $  62,005
                                                                                 ==========     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                         $       50     $      22     $      84
Income taxes                                                                     $    3,202     $  14,159     $   7,201

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Income tax benefit from exercise of stock options                                $      227     $     110     $     765
Common stock issued in connection with acquisitions                                      --            --     $   4,746

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

The Company is a leading contract biopharmaceutical outsourcing company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals for their products and quickly reach peak sales. Over the past eighteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, voice, data and imaging systems, and other drug development consulting services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company changed the fiscal year end for one of its subsidiaries, MMS, from May 31 to June 30. The effect of this change resulted in the reduction of retained earnings in the amount of $128 thousand during fiscal 2001.

Reclassifications

Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

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

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. Revenue and expenses are reported net of these fees since such fees are granted by customers on a "pass-through basis" without risk or reward to the Company.

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

The fair value of the Company's financial instruments are not materially different from their carrying amounts at June 30, 2001 and 2000.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. However, such risk is limited due to the large number of clients and their international dispersion. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal 2001 and 2000, one client, Novartis, accounted for 10% and 21% of consolidated net revenue, respectively.

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

Intangible Assets

Intangible assets consist principally of goodwill attributable to acquired businesses. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition for acquisitions accounted for under the purchase method. Intangible assets are amortized using the straight-line method over their expected useful lives ranging from five to twenty-five years.

Intangible assets of $12.7 million and $13.1 million, included in Other Assets, are net of accumulated amortization of $2.4 million and $1.6 million as of June 30, 2001 and 2000, respectively. Amortization expense was $0.8 million, $1.5 million, and $0.6 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

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

Foreign Currency

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated under other comprehensive loss as a separate component of stockholders' equity in the consolidated balance sheet. Transaction gains and losses are included in the determination of net income in the consolidated statements of operations.

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

Stock-Based Compensation

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" for disclosure purposes only.

Financial Instruments

From time to time the Company enters into forward exchange contracts in its management of foreign currency exposures.

Realized gains or losses on forward exchange contracts, acquired for the purpose of reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than the functional currencies, are reflected in other income expenses. Forward exchange contracts are marked to market with the unrealized gain or loss reflected in other income (expenses).

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company has adopted SFAS 142 effective with fiscal year 2002 and anticipates an elimination of goodwill amortization of approximately $0.2 million per quarter to the Company's financial results of operations.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations"." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has adopted SFAS 141 effective with fiscal year 2002 and does not anticipate a significant impact on the Company's financial results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues such as the definition of an employee for the purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination, among other issues. FIN 44 does not address any issues related to the application of the fair value method in FASB Statement No. 123, "Accounting for Stock-based Compensation." FIN 44 was adopted by the Company in fiscal 2001 and had no impact to the Company's financial results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. SAB 101 was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000. SAB 101 was adopted by the Company in fiscal 2001. The adoption of SAB 101 did not have a significant impact to revenue recognition for the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 was adopted by the Company in fiscal 2001 and did not have a significant impact to the Company's financial results of operations.

NOTE 3.  ACQUISITIONS

July 2001

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.7 million. Excess cost over the fair value of the interest in the net assets acquired will be classified as goodwill on the Company's balance sheet.

Fiscal 2001

On September 29, 2000, the Company acquired a clinical pharmacology unit located in Northwick Park Hospital in Harrow, U.K. The fair value of the assets acquired and the amount the Company paid for this transaction were nominal. As such, there was no goodwill recorded for this transaction.

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired. Goodwill is being amortized using a straight-line method over 15 years.

Fiscal 2000

On September 1, 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. In connection with this transaction, the Company paid an additional amount of approximately $3.0 million to purchase certain buildings in May 2000. This amount is reflected in property and equipment on the Company's balance sheet as of June 30, 2000. In accordance with the terms of the asset purchase agreement, the Company is obligated to make additional payments in contingent purchase price if CEMAF achieves certain established annual earnings targets in each fiscal year through June 30, 2002. No payments were required in fiscal 2001 and 2000. The remaining maximum contingent obligation is $3.2 million. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 25 years.

Fiscal 1999

On March 31, 1999, the Company acquired the stock of Groupe PharMedicom S.A. in exchange for approximately 199,600 shares of the Company's common stock in a transaction accounted for as a purchase business combination. Groupe PharMedicom S.A. is a leading French provider of post-regulatory services to pharmaceutical manufacturers. The Company recorded approximately $8.5 million related to the excess cost over the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 25 years.

NOTE 4.  INVESTMENTS

Cash equivalents as of June 30, 2001 and 2000, consisted of the following:


($ IN THOUSANDS)                               2001        2000
                                               ----        ----

Money market instruments                      $  938     $ 2,665
Municipal and corporate debt securities           --      12,374
Repurchase agreements                          7,409      10,436
                                              ------     -------

                                              $8,347     $25,475
                                              ======     =======

Available-for-sale securities included in marketable securities at June 30, 2001 and 2000, consisted of the following:

($ IN THOUSANDS)                              2001            2000
                                              ----            ----

Municipal securities and other               $3,359         $36,337
Federal government securities                    --             380
Corporate debt securities                        --             305
                                             ------         -------

                                             $3,359         $37,022
                                             ======         =======

On June 30, 2001, all available-for-sale securities will mature on varying dates within one year.

The Company's investments are reflected at fair market value. During fiscal 2001, gross realized gains totaled $0.3 million and gross realized losses totaled $0.3 million. During fiscal 2000, gross realized gains totaled $2.2 million and gross realized losses totaled $2.0 million. Unrealized gains and losses as of June 30, 1999 were not material.

NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2001 and 2000, consisted of the following:

($ IN THOUSANDS)                             2001            2000
                                             ----            ----

Billed                                     $124,285        $ 87,057
Unbilled                                     87,194          76,598
Allowance for doubtful accounts              (4,575)         (3,700)
                                           --------        --------

                                           $206,904        $159,955
                                           ========        ========

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 and 2000, consisted of the following:

($ IN THOUSANDS)                             2001            2000
                                             ----            ----

Computer and office equipment              $ 55,409        $ 48,960
Computer software                            22,236          19,445
Furniture and fixtures                       19,882          19,283
Leasehold improvements                        9,856           8,512
Buildings                                     5,675           6,012
Other                                           997           1,763
                                           --------        --------

                                            114,055         103,975
Less accumulated depreciation
and amortization                             74,167          60,146
                                           --------        --------

                                           $ 39,888        $ 43,829
                                           ========        ========

Depreciation and amortization expense relating to property and equipment was $20.6 million, $20.1 million, and $17.3 million for the years ended June 30, 2001, 2000, and 1999, respectively. The depreciation expense for the year ended June 30, 2001 includes $0.9 million of accelerated depreciation due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2001 and 2000, consisted of the following:

($ IN THOUSANDS)                                2001           2000
                                                ----           ----

Accrued compensation and withholding          $24,864        $16,166
Income taxes payable (receivable)                 (28)        11,351
Other                                          32,736         22,789
                                              -------        -------

                                              $57,572        $50,306
                                              =======        =======

NOTE 8. RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2001, the Company recorded restructuring and other charges in the fourth quarter totaling $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.3 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S. Fiscal year 2001 activity against the restructuring charge accrual was as follows:

                                         Balance,           Gross          Payments/         Balance,
                                      June 30, 2000       Provisions      Adjustments      June 30, 2001
                                      -------------       ----------      ------------     -------------
Employee severance costs                    $4,183          $3,070         $(4,468)            $2,785
Facilities related charge                    4,976           3,891          (3,158)             5,709
Other charges                                  (15)            269             (12)               242
                                            ------          ------         -------             ------

                                            $9,144          $7,230         $(7,638)            $8,736
                                            ======          =======        ======              ======

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research pipeline. As a result, the Company estimated that total revenue for fiscal 2000 and 2001 would be reduced by $50 million to $55 million in the aggregate.

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

During the year ended June 30, 1999, the Company recorded restructuring charges of $4.7 million. Included in the total was a $1.9 million charge related to a terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the consolidation of certain facilities in North America and Europe.

NOTE 9.  CREDIT ARRANGEMENTS

The Company has foreign lines of credit with banks totaling approximately $3.3 million. These lines are used as overdraft protection and bear interest at rates ranging from 5% to 8%. The lines of credit are payable in demand and are secured by the assets of PAREXEL International Corporation. At June 30, 2001, $0.7 million was outstanding under these credit arrangements and included in accounts and notes payable. At June 30, 2001, $2.6 million was available under these lines of credit.

NOTE 10.  STOCKHOLDERS' EQUITY

As of June 30, 2001 and 2000, there were 5,000,000 shares of preferred stock, $0.01 per share, authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. The Company acquired 210,000 shares at a total cost of $1.8 million during the fiscal year ended June 30, 2001 and 651,000 shares at a total cost of $6.4 million during the fiscal year ended June 30, 2000.

NOTE 11.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 3.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for fiscal 2001 because they were anti-dilutive. However, these options could be dilutive in the future.

The following table is a summary of shares used in calculating basic and diluted earnings per share:

                                                         YEARS ENDED JUNE 30,
                                                         --------------------

(IN THOUSANDS)                                          2001    2000    1999
                                                        ----    ----    ----

Weighted average number of shares outstanding, used
 in computing basic earnings per share                 24,767  24,981  24,848
Dilutive common stock options                              --     159     280
                                                       ------  ------  ------

Weighted average shares used in computing
 diluted earnings per share                            24,767  25,140  25,128
                                                       ======  ======  ======

Stock options to purchase 1.6 million and 1.3 million shares of common stock outstanding at June 30, 2000, and 1999, respectively, were not included in the computation of weighted average shares outstanding for diluted earnings per share because the stock options' exercise price was greater than the average market price of the Company's common stock during the year.

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

1995 Stock Plan

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive stock options for the purchase of up to an aggregate of 3,028,674 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire eight years from the date of grant and vest over ninety days to five years.

In November 1996, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1995 Plan by 500,000 shares.

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

In November 1999, the Company's stockholders approved an amendment to increase the number of shares issuable under the 1995 Plan by 800,000 shares. All amendments made in November 1996, November 1997, and November 1999 are reflected in the 3,028,674 shares noted above.

Employee Stock Purchase Plans

In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan), whichever was lower, up to specified limits. An aggregate of 600,000 shares could have been issued under the Purchase Plan. The Purchase Plan terminated in fiscal 2000.

In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). Under the 2000 Purchase Plan, employees have the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan), whichever is lower, up to specified limits. An aggregate of approximately 800,000 shares may be issued under the 2000 Purchase Plan.

Stock Options of Subsidiary

In August 2000, Perceptive Informatics, Inc. ("Perceptive") adopted the 2000 Stock Incentive Plan ("the Plan") to grant rights to purchase up to an aggregate of 3,530,000 shares of Perceptive common stock. Under the Plan, Perceptive may grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2001, Perceptive was not publicly traded and the shares outstanding under this plan were 2,689,971.

Aggregate stock option activity for all plans, excluding Perceptive's Plan for the three years ended June 30, 2001 is as follows:


                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
                                     OPTIONS         PRICE
                                     -------         -----

Outstanding at June 30, 1998        2,065,535        $22.13
Granted                               648,700         22.10
Exercised                            (128,344)         8.35
Canceled                             (227,631)        25.26
                                    ---------

Outstanding at June 30, 1999        2,358,260         22.55
Granted                               945,850          9.88
Exercised                             (56,718)         4.75
Canceled                             (588,897)        21.77
                                    ---------

Outstanding at June 30, 2000        2,658,495         18.38
Granted                             1,400,500         11.17
Exercised                             (83,297)         6.82
Canceled                             (381,175)        19.27
                                    ---------

Outstanding at June 30, 2001        3,594,523        $15.76
                                    ---------

Exercisable at June 30, 2001        1,292,204

Available for future grant            726,402
                                    ---------

Summary information related to options outstanding and exercisable as of June 30, 2001 is as follows:

                                              WEIGHTED
                                              AVERAGE
                                             REMAINING          WEIGHTED                              WEIGHTED
RANGE OF                OUTSTANDING         CONTRACTUAL         AVERAGE           EXERCISABLE          AVERAGE
EXERCISE                   AS OF                LIFE            EXERCISE             AS OF             EXERCISE
PRICES                 JUNE 30, 2001          (YEARS)            PRICE           JUNE 30, 2001          PRICE
------                 -------------          -------           --------         -------------          -----
$ 0.01 - $10.00           1,113,305             6.3              $ 8.70              264,552            $ 6.58
$10.01 - $20.00           1,408,207             6.5              $12.92              331,431            $16.23
$20.01 - $30.00             751,901             4.9              $24.06              549,697            $23.78
$30.01 - $37.81             321,110             4.1              $32.50              146,524            $32.94
                         ----------                                                ---------
                          3,594,523                                                1,292,204
                         ==========                                                =========

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2001: Risk free interest rates of 5.52% in fiscal 2001, 6.10% in fiscal 2000 and 4.58% in fiscal 1999, dividend yield of 0.0% for each year, volatility factor of the expected market price of the Company's common stock of 67% for fiscal 2001, 72% for fiscal 2000, and 71% for fiscal 1999, and an average holding period of five years. During fiscal 2001, 2000 and 1999, the weighted-average grant-date fair value of the stock options granted during the fiscal year was $6.43, $6.30, and $17.20 per share, respectively.

If the compensation cost for the Company's stock options and the Purchase Plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

     (IN THOUSANDS, EXCEPT PER  SHARE DATA)
     --------------------------------------

                                               2001      2000     1999
                                               ----      ----     ----

      Pro forma net income (loss)            $(4,893)  $(1,057)  $9,214
      Pro forma income (loss) per diluted
       weighted average share                $ (0.20)  $ (0.04)  $ 0.37

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future years.

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.4 million, $2.4 million, and $1.8 million, for the years ended June 30, 2001, 2000, and 1999, respectively.

NOTE 13.  FINANCIAL INSTRUMENTS

As of June 30, 2001, the notional contract amount of outstanding forward exchange contracts were approximately $8.0 million.

While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. These fair values indicated that the termination of forward exchange contracts at June 30, 2001 would have resulted in approximately a $0.1 million gain.

At June 30, 2001, maturities of the Company's forward exchange contracts were one to six months.

NOTE 14.  INCOME TAXES

Domestic and foreign income before income taxes for the three years ended June 30, was as follows:

          ($ IN THOUSANDS)        2001      2000      1999
          ----------------        ----      ----      ----

          Domestic              $ 8,119   $16,205   $ 3,475
          Foreign                (7,247)   (7,740)   20,476
          -------               -------   -------   -------

                                $   872   $ 8,465   $23,951
                                =======   =======   =======

The provisions for income taxes for the three years ended June 30, was as follows:

          ($ IN THOUSANDS)        2001      2000      1999
          ----------------        ----      ----      ----

          Current:
             Federal            $ 4,362   $ 5,389   $ 2,801
             State                1,324     2,015     1,506
             Foreign                733     1,338     7,359
                                -------   -------   -------

                                $ 6,419     8,742    11,666
                                -------   -------   -------

          Deferred:
             Federal             (2,088)   (1,087)   (2,526)
             State                  (55)     (362)     (842)
             Foreign             (3,033)   (3,216)       31
                                -------   -------   -------

                                 (5,176)   (4,665)   (3,337)
                                -------   -------   -------

                                $ 1,243   $ 4,077   $ 8,329
                                =======   =======   =======

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:


($ IN THOUSANDS)                                       2001     2000     1999
                                                       ----     ----     ----

Income tax expense computed at the federal
  statutory rate                                     $   145   $2,963   $8,383
State income taxes, net of federal benefit               871      953      994
Foreign rate differential                              1,406      498     (629)
Use of foreign net operating loss carryforwards       (2,838)    (776)    (532)
Foreign losses without current benefit                   668      983      291
Foreign permanent tax adjustments                        257      202      191
U.S. permanent tax adjustments                          (130)    (124)    (287)
U.S. separate return limitation year loss                 --     (154)     160
Other                                                    864     (468)    (242)
                                                     -------   ------   ------

                                                     $ 1,243   $4,077   $8,329
                                                     =======   ======   ======


Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax asset as of June 30, 2001 and 2000 were as follows:

($ IN THOUSANDS)                              2001         2000
                                              ----         ----

Deferred tax assets:
Foreign loss carryforwards                   $ 7,529      $ 8,061
Accrued expenses                              14,162       16,140
Allowance for doubtful accounts                1,028          558
Deferred contract profit                       6,836        6,699
Other                                            192          118
                                             -------      -------

Gross deferred tax assets                     29,747       31,576
Deferred tax asset valuation allowance        (1,055)      (3,636)
                                             -------      -------

Total deferred tax assets                     28,692       27,940
                                             -------      -------

Deferred tax liabilities:
Property and equipment                        (3,423)      (4,822)
Other                                         (4,160)      (4,224)
                                             -------      -------

Total deferred tax liabilities                (7,583)      (9,046)
                                             -------      -------

                                             $21,109      $18,894
                                             =======      =======

The net deferred tax assets and liabilities are included in the consolidated balance sheets as of June 30, 2001 and 2000, as follows:

($ IN THOUSANDS)                              2001         2000
                                              ----         ----

Other current assets                         $13,987      $15,370
Other assets                                  14,705       12,570
Other current liabilities                     (1,794)      (1,007)
Other liabilities                             (5,789)      (8,039)
                                             -------      -------

                                             $21,109      $18,894
                                             =======      =======

The net deferred tax asset includes a tax effect of approximately $7.6 million for foreign tax loss carryforwards available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain of the future foreign income tax benefits primarily related to income tax loss carryforwards and temporary differences based on management's assessment that it is more likely than not that such benefits will not be realized. In fiscal 2001, the valuation allowance decreased by $2.5 million due to the use of foreign net operating loss carryforwards. As of June 30, 2001, $1.1 million of net operating loss carryforward tax rate benefit remains. The ultimate realization of the remaining loss carryforwards is dependent upon the generation of sufficient taxable income in respective jurisdictions.

NOTE 15.  LEASE COMMITMENTS

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense was $23.7 million, $20.3 million, and $17.3 million for the years ended June 30, 2001, 2000, and 1999, respectively. Future minimum lease payments due under noncancellable operating leases totaled $22.3 million, $21.9 million, $20.2 million, $18.8 million, $17.1 million, and $52.0 million for fiscal 2002, 2003, 2004, 2005, 2006 and thereafter, respectively. These future minimum lease payments are offset by future sublease payments totaling $3.2 million and $1.4 million for fiscal 2002 and 2003, respectively.

NOTE 16.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, a member of the Company's Board of Directors was also a director of one of the Company's customers. Revenue recognized in fiscal 2001 and accounts receivable balance at June 30, 2001 from this customer was $25.7 million and $5.9 million, respectively. Related party amounts included in accounts receivable were on standard terms and manner of settlement. Also during the year ended June 30, 2001, certain members of the Company's Board of Directors were affiliated with certain companies in which PAREXEL made investments. The total sum of all these investments by PAREXEL was $0.9 million. At June 30, 1999, certain members of the Company's Board of Directors were associated with certain of the Company's customers. Net revenue recognized from these customers was $25.3 million in fiscal 1999.

NOTE 17.  GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2001 is as follows:

($ IN THOUSANDS)                       2001          2000          1999

Net revenue:
North America                        $228,351      $225,478      $198,236
United Kingdom                         62,055        65,444        79,312
Europe                                 83,896        79,695        66,250
Asia/Pacific                           13,258         7,533         4,688
                                     --------      --------      --------

                                     $387,560      $378,150      $348,486
                                     --------      --------      --------

Income (loss) from operations:
North America                        $  3,107      $  5,979      $  1,060
United Kingdom                        (10,126)       (4,162)       16,545
Europe                                   (760)        2,012         3,368
Asia/Pacific                              919          (846)         (409)
                                     --------      --------      --------

                                     $ (6,860)     $  2,983      $ 20,564
                                     --------      --------      --------

Identifiable assets:
North America                        $171,735      $199,762      $218,625
United Kingdom                         69,673        65,028        54,360
Europe                                115,674        81,348        58,086
Asia/Pacific                           10,730         5,802         2,494
                                     --------      --------      --------

                                     $367,812      $351,940      $333,565
                                     --------      --------      --------

The Company is managed through four reportable segments, namely, Clinical Research Services ("CRS"), PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. These consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, targeted communications, and strategic reimbursement services in support of product launch. Perceptive provides a variety of web-based portal solutions designed to accelerate and enhance the clinical development and product launch processes, as well as a range of voice and data systems. It also offers a medical imaging service supporting the use of advanced imaging techniques in clinical development.

The Company evaluates its segment performance and allocates resources based on revenue and gross profit (net revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the reportable segments are the same as those described in Note 2.


($ IN THOUSANDS)      CRS         PCG        MMS    PERCEPTIVE *    TOTAL
                      ---         ---        ---    ------------    -----

Net revenue:
2001                $238,381    $80,796    $56,397       $11,986   $387,560
2000                $262,698    $66,525    $48,927            --   $378,150
1999                $239,502    $57,633    $51,351            --   $348,486

Gross profit:
2001                $ 75,955    $15,987    $17,795       $(4,258)  $105,479
2000                $ 89,154    $14,562    $13,549            --   $117,265
1999                $ 88,227    $16,422    $10,187            --   $114,836

* The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal 2001. Perceptive was reported as part of CRS in fiscal 2000 and information is not available to break out Perceptive from CRS in fiscal 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PAREXEL International Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 46 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, MA
August 14, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS. The following financial statements and supplementary data are included in Item 8 of this report.

               FINANCIAL STATEMENTS                         FORM 10-K PAGE
               --------------------                         --------------

Report of Independent Accountants                                44
Consolidated Statements of Operations for each of the
  three years ended June 30, 2001                                27
Consolidated Balance Sheets at June 30, 2001 and 2000            28
Consolidated Statements of Stockholders' Equity for
  each of the three years ended June 30, 2001                    29
Consolidated Statements of Cash Flows for each of the
  three years ended June 30, 2001                                30
Notes to Consolidated Financial Statements                    31-43

  (2) FINANCIAL STATEMENT SCHEDULES:

    For the three years ended June 30, 2001:

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

3.2            Amended and Restated By-laws of the Company.

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

10.3*          Form of Stock Option Agreement of the Company (filed as Exhibit
               10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference).

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

10.10 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and The Company (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.11 Second Amendment dated as of June 28, 1993 to the lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.1* Letter of employment dated July 6, 1993 between Barry R. Philpott and the Company (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.2* Letter dated November 15, 2000, modifying terms of Letter of Employment of Barry R. Philpott.

10.13* 1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the registrant's Annual Report on form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.14** Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1999 and incorporated herein by this reference).

10.15*         Change in Control Agreement dated October 20, 1998 between Barry
               R. Philpott and the Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 and incorporated herein by this reference).

10.16* Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.17 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998 and incorporated herein by this reference).

10.18 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.19.1* Employment Agreement dated August 30, 1996 between Ulf Schneider and the PAREXEL GmbH (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.19.2* Amendment to Employment Agreement, dated November 22, 1999, between Ulf Schneider and PAREXEL GmbH.

10.19.3* Amendment to Employment Agreement, dated June 21, 2000 between Ulf Schneider and PAREXEL GmbH.

10.20* Employment Agreement dated December 15, 1997 between Paule Dapres and the Company (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.21 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.22* Change of Control/Severance Agreement, dated as of April 9, 2001, by and between the Company and Carl A. Spalding.

10.23* Change of Control/Severance Agreement, date a of April 3, 2001, by and between the Company and James F. Winschel, Jr.

21.1           List of subsidiaries of the Company.

23.1           Consent of PricewaterhouseCoopers LLP

(B) Reports on Form 8-K: No reports on Form 8-K for the quarter ended June 30, 2001.

* denotes management contract or any compensatory plan, contract or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By:    /s/ Josef H. von Rickenbach                  Dated: September 24, 2001
   -----------------------------------
 Josef H. von Rickenbach
 Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title(s)                                     Date
  /s/ Josef H. von Rickenbach
-------------------------------
Josef H. von Rickenbach                 Chairman of the Board and Chief              September 24, 2001
                                        Executive Officer (principal executive
                                        officer)

  /s/ Carl A. Spalding
-------------------------------
Carl A. Spalding                        President and Chief Operating Officer        September 24, 2001


  /s/ James F. Winschel, Jr.
-------------------------------
James F. Winschel, Jr.                  Senior Vice President and Chief              September 24, 2001
                                        Financial Officer (principal financial and
                                        accounting officer)

  /s/ A. Dana Callow, Jr.
-------------------------------
A. Dana Callow, Jr.                     Director                                     September 24, 2001


  /s/ A. Joseph Eagle
-------------------------------
A. Joseph Eagle                         Director                                     September 24, 2001


  /s/ Patrick J. Fortune
-------------------------------
Patrick J. Fortune                      Director                                     September 24, 2001


  /s/ Prof. Werner M. Herrmann
-------------------------------
Prof. Werner M. Herrmann                Director                                     September 24, 2001


  /s/ Serge Okun
-------------------------------
Serge Okun                              Director                                     September 24, 2001


  /s/ William T. Sobo, Jr.
-------------------------------
William T. Sobo, Jr.                    Director                                     September 24, 2001


  /s/ William U. Parfet
-------------------------------
William U. Parfet                       Director                                     September 24, 2001

                                  SCHEDULE II

                       PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               ($ in thousands)

                              Balance at     Charged to                                             Balance at
                              beginning      costs and        Charged to          Deductions          end of
Description                    of year        expenses      other accounts      and write-offs         year
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:
Year ended June 30, 1999           5,062            533                 --                (468)          5,127
Year ended June 30, 2000           5,127            607                 --              (2,034)          3,700
Year ended June 30, 2001           3,700          1,117                 --                (242)          4,575


DEFERRED TAX ASSET
VALUATION ALLOWANCE:

Year ended June 30, 1999           2,613            950                 --                  --           3,563
Year ended June 30, 2000           3,563             73                 --                  --           3,636
Year ended June 30, 2001           3,636                                --              (2,581)          1,055