Form 10-Q
period 2001-09-30
PAREXEL INTERNATIONAL CORP
filed 2001-11-13
CIK 799729

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

               For the Quarterly Period Ended September 30, 2001

                        Commission File Number: 0-27058


                       PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

                       Massachusetts                                                04-2776269
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

            195 West Street
        Waltham, Massachusetts                                                                  02451
(Address of principal executive offices)                                                     (Zip Code)

Registrant's telephone number, including area code    (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [X]    No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 2001, there were 24,814,363 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                       PAREXEL INTERNATIONAL CORPORATION

                                     INDEX
                                     -----
                                                                           Page
                                                                           ----

Part I.         FINANCIAL INFORMATION

        Item 1  Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets - September 30, 2001    3
                and June 30, 2001

                Condensed Consolidated Statements of Operations - Three       4
                months ended September 30, 2001 and 2000

                Condensed Consolidated Statements of Cash Flows - Three       5
                months ended September 30, 2001 and 2000

                Notes to Condensed Consolidated Financial Statements          6

        Item 2  Management's Discussion and Analysis of Financial Condition   9
                and Results of Operations

        Item 3  Quantitative and Qualitative Disclosure About Market Risk    13

PART II.        OTHER INFORMATION

        Item 6  Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                                  SEPTEMBER 30,                JUNE 30,
                                                                                       2001                      2001
                                                                             ----------------------      -------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                 $ 50,934                 $ 57,590
 Marketable securities                                                                       11,511                    3,359
 Accounts receivable, net                                                                   202,761                  206,904
 Prepaid expenses                                                                             6,522                   10,025
 Deferred tax assets                                                                         14,007                   13,987
 Other current assets                                                                         5,217                    3,022
                                                                             ----------------------      -------------------
       Total current assets                                                                 290,952                  294,887

Property and equipment, net                                                                  40,347                   39,888
Goodwill and other intangible assets, net                                                    14,403                   12,695
Deferred income taxes                                                                        14,899                   14,899
Other assets                                                                                  6,687                    5,443
                                                                             ----------------------      -------------------
       Total assets                                                                        $367,288                 $367,812
                                                                             ======================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                       $    309                 $    232
 Accounts payable                                                                            15,159                   26,296
 Advance billings                                                                            98,905                   93,577
 Other current liabilities                                                                   57,509                   57,572
                                                                             ----------------------      -------------------
       Total current liabilities                                                            171,882                  177,677

Other liabilities                                                                             8,553                    9,745
                                                                             ----------------------      -------------------
       Total liabilities                                                                    180,435                  187,422
                                                                             ----------------------      -------------------

Minority interest in subsidiary                                                               2,384                    2,568
Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                             -                        -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued:25,671,763 and 25,636,220 at
   September 30, 2001 and June 30, 2001, respectively; shares outstanding:24,810,763 and 24,775,220 at September 30, 2001
   and June 30, 2001, respectively                                                              257                      257
 Additional paid-in capital                                                                 164,561                  164,141
 Retained earnings                                                                           41,676                   39,220
 Treasury stock, at cost                                                                     (8,165)                  (8,165)
 Accumulated other comprehensive income                                                     (13,860)                 (17,631)
                                                                             ----------------------      -------------------
     Total stockholders' equity                                                             184,469                  177,822
                                                                             ----------------------      -------------------
         Total liabilities and stockholders' equity                                        $367,288                 $367,812
                                                                             ======================      ===================

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                               2001                   2000
                                                                      -------------------     -----------------
Net revenue                                                                      $101,840                $88,215
                                                                      -------------------     ------------------
Costs and expenses:
  Direct costs                                                                     71,895                 63,264
  Selling, general and administrative                                              22,910                 21,197
  Depreciation                                                                      4,507                  5,528
  Amortization                                                                         11                    107
  Restructuring and other charges                                                       -                   (768)
                                                                      -------------------     ------------------
                                                                                   99,323                 89,328
                                                                      -------------------     ------------------

Income (loss) from operations                                                       2,517                 (1,113)

Other income, net                                                                   1,550                  1,302
                                                                      -------------------     ------------------

Income before provision for income tax                                              4,067                    189
Provision for income taxes                                                          1,549                    290
Minority interest                                                                      62                      -
                                                                      -------------------     ------------------

Net income (loss)                                                                $  2,456                $  (101)
                                                                      ===================     ==================

Earnings (loss) per share:
  Basic                                                                             $0.10                 $(0.00)
  Diluted                                                                           $0.10                 $(0.00)

Shares used in computing earnings per share:
  Basic                                                                            24,797                 24,721
  Diluted                                                                          25,451                 24,721

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                2001                    2000
                                                                      --------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                               $  2,456                $   (101)
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                                  4,518                   5,684
      Changes in operating assets/liabilities                                       (3,328)                 (1,446)
                                                                      --------------------------------------------
Net cash provided by operating activities                                            3,646                   4,137
                                                                      --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                (93,988)                (28,145)
  Proceeds from sale of marketable securities                                       85,780                  36,051
  Acquisition of business                                                           (1,505)                 (2,994)
  Proceeds from sale of fixed assets                                                 1,451                       -
  Purchase of property and equipment                                                (4,459)                 (2,407)
                                                                      --------------------------------------------
 Net cash provided (used) in investing activities                                  (12,721)                  2,505
                                                                      --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                               420                       7
  Borrowings and (repayments) under credit arrangements                                364                     (33)
                                                                      --------------------------------------------
Net cash (used) provided by financing activities                                       784                     (26)
                                                                      --------------------------------------------
Elimination of net loss of a subsidiary for change in fiscal year                        -                    (126)
                                                                      --------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                         1,635                  (1,125)
                                                                      --------------------------------------------
Net increase (decrease) in cash for the period                                      (6,656)                  5,365
Cash and cash equivalents at beginning of period                                    57,590                  53,508
                                                                      --------------------------------------------
Cash and cash equivalents at end of period                                        $ 50,934                $ 58,873
                                                                      ====================     ===================

           See notes to condensed consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 -- EARNINGS PER SHARE

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                                     FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     2001                2000
                                                               ---------------     ---------------
Net income (loss) attributable to common shares                        $ 2,456             $  (101)
                                                               ===============     ===============
BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding                              24,797              24,721
                                                               ===============     ===============
Basic earnings per common share                                        $  0.10             $  0.00
                                                               ===============     ===============
DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding                       24,797              24,721
  Shares attributable to common stock options                              654                   -
                                                               ---------------     ---------------
                                                                        25,451              24,721
                                                               ===============     ===============
Diluted earnings per common share                                      $  0.10             $ (0.00)
                                                               ===============     ===============

The effect of options outstanding for the three months ended September 30, 2000 is not included in the calculation of diluted net earnings per share because their effect on loss from operations would have been antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised primarily of net income (loss) and foreign currency translation adjustments, totaled $6.4 million and $(3.4) million for the three months ended September 30, 2001 and 2000, respectively.

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

                                            FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
($ in thousands)                              2001                2000
                                       -----------------------------------
Net revenue:
  Clinical Research Services                  $ 60,778             $55,542
  PAREXEL Consulting Group                      21,703              17,261
  Medical Marketing Services                    15,111              12,983
  Perceptive Informatics, Inc.                   4,248               2,429
                                       ---------------    ----------------
                                              $101,840             $88,215
                                       ===============    ================
Gross profit:
  Clinical Research Services                  $ 19,226             $17,523
  PAREXEL Consulting Group                       5,190               3,193
  Medical Marketing Services                     4,817               4,214
  Perceptive Informatics, Inc.                     712                  21
                                       ---------------    ----------------
                                              $ 29,945             $24,951
                                       ===============    ================

NOTE 5 - ACQUISITION

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.5 million. The purchase price allocation is still subject to finalization.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

During the year ended June 30, 2001, the Company recorded restructuring and other charges in the fourth quarter totaling $7.2 million. These charges included $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe) $3.1 million for employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), and approximately $0.3 million primarily related to other costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S. Of the total facilities related charge balance at June 30, 2001, approximately $2.0 million is associated with prior restructuring plans.

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                    Balance as of            1st Quarter             Balance as of
                                    June 30, 2001              Payments              September 30,
                                                                                         2001
Employee severance costs                     $2,785                 $  (611)                  $2,174
Facilities related charge                     5,709                    (729)                   4,980
Other charges                                   242                    (122)                     120
                                -------------------     -------------------      -------------------
                                             $8,736                 $(1,462)                  $7,274
                                ===================     ===================      ===================

NOTE 7 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. During the three months ended September 30, 2001, the Company did not repurchase any of its common stock.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and eliminated goodwill amortization of approximately $0.2 million in the quarter to the Company's financial results of operations. Had SFAS No. 142 been implemented in the first quarter of fiscal year 2001, approximately $0.1 million of amortization expense would have been eliminated in the first quarter of fiscal year 2001.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have a significant impact on the Company's financial results of operations.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results indicated by the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks associated with: the cancellation, revision, or delay of contracts, including those contracts in backlog; the Company's dependence on certain industries and clients; the Company's ability to manage growth and its ability to attract and retain employees; the Company's ability to complete additional acquisitions and to integrate newly acquired businesses or enter into new lines of business; government regulation of certain industries and clients; competition and consolidation within the pharmaceutical industry; the potential for significant liability to clients and third parties; the potential adverse impact of health care reform; and the effects of exchange rate fluctuations. These factors and others are discussed under "RISK FACTORS" below. In addition, the forward-looking statements included in this quarterly report represent the Company's estimates as of the date of this quarterly report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this quarterly report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000:

Net revenue increased by $13.6 million, or 15.4%, to $101.8 million for the three months ended September 30, 2001 from $88.2 million for the same period last fiscal year. On a segment basis, CRS net revenue increased by $5.2 million, or 9.4%, to $60.8 million primarily due to an increase in the volume of projects serviced by the Company. PCG net revenue increased by $4.4 million, or 25.7%, to $21.7 million. Of the total increase in PCG, $2.5 million was primarily due to increased demand for the group's services and $1.9 million was attributed to year-over-year growth from acquisitions completed in fiscal year 2001. MMS net revenue increased by $2.1 million, or 16.4%, to $15.1 million primarily due to internal growth. Net revenue in Perceptive increased by $1.8 million, or 74.9%, to $4.2 million primarily due to higher demand in the marketplace for the group's communications products.

Direct costs increased $8.6 million, or 13.6%, to $71.9 million for the three months ended September 30, 2001 from $63.3 million for the same period last fiscal year. On a segment basis, CRS direct costs increased $3.5 million, or 9.3%, to $41.6 million primarily due to increased business volume. As a percentage of net revenue, CRS direct costs remained flat at 68.4% for the three months ended September 30, 2001, as compared with the same period last fiscal year. Direct costs for PCG increased by $2.4 million, or 17.4%, to $16.5 million as a direct result of strong revenue growth during the quarter and the impact of prior year acquisition. As a percentage of net revenue, PCG direct costs decreased to 76.1% for the three months ended September 30, 2001 from 81.5% in the same period last fiscal year primarily due to higher margin business and greater leveraging of the group's expense base. MMS direct costs increased by $1.5 million, or 17.4%, to $10.3 million primarily due to labor and related costs in association with increased business activity. As a percentage of net revenue, MMS direct costs remained relatively flat at 68.1% for the three months ended September 30, 2001 and 67.5% in the same period last fiscal year. Direct costs for Perceptive increased $1.1 million, or 46.8%, to $3.5 million primarily due to overall business growth. As a percentage of net revenue, direct costs for Perceptive decreased to 83.2% for the three months ended September 30, 2001, as compared with 99.1% in the same period a year ago primarily due to improved operating leverage.

Selling, general and administrative ("SG&A") expenses increased $1.7 million, or 8.1%, to $22.9 million for the three months ended September 30, 2001 from $21.2 million in the same period last fiscal year. As a percentage of net revenue, SG&A decreased to 22.5%, as compared to 24.0% in the same period one year ago primarily due to higher revenue levels, improved efficiency, and cost containment efforts.

Depreciation and amortization ("D&A") expense decreased $1.1 million, or 19.8%, to $4.5 million for the three months ended September 30, 2001 from $5.6 million for the same period last fiscal year primarily due to adjustments made to the estimated useful life of assets the Company abandoned during the first quarter of the prior fiscal year as part of its restructuring plans, as well as the current period impact of past restructuring activities and the adoption of SFAS No. 142, under which the Company eliminated approximately $0.2 million in quarterly amortization expense. As a percentage of net revenue, D&A decreased to 4.4% for the three months ended September 30, 2001 from 6.4% in the same period last fiscal year.

Income from operations increased $3.6 million to $2.5 million for the three months ended September 30, 2001 from a loss of $1.1 million in the same period one year ago. Income from operations increased as a percentage of net revenue to 2.5% for the three months ended September 30, 2001 from a negative 1.3% for the same period last fiscal year for the reasons noted in the preceding paragraphs.

Other income, net totaled approximately $1.5 million for the three months ended September 30, 2001 compared with $1.3 million for the comparable prior year period. The $0.2 million increase was driven by a $0.9 million gain on a sale of a facility and a reduction in excess reserves of $0.5 million, offset by an $0.8 million swing from a foreign exchange gain of $0.5 million one year ago to a loss of $0.3 million in the current quarter and lower interest income (net) of approximately $0.4 million.

The Company had an effective income tax rate of 38.1% for the three months ended September 30, 2001. For the three months ended September 30, 2000, the Company's effective income tax rate was not a meaningful measurement due to a relatively low level of profitability and the impact of losses in some of the Company's European affiliates.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances as well as days sales outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding in accounts receivable, net of advance billings, remained at 67 days at September 30, 2001 as compared with June 30, 2001. Accounts receivable, net of the allowance for doubtful accounts, decreased to $202.8 million at September 30, 2001 from $206.9 million at June 30, 2000.

Net cash provided by operating activities for the three months ended September 30, 2001 totaled $3.6 million and was generated by $2.5 million of net income, $4.5 million of depreciation and amortization, and a $9.4 million decrease in accounts receivable (net of advance billings), partially offset by an $11.1 million decrease in accounts payable, a $0.9 million gain on the sale of a building, and an $0.8 million decrease in other net liabilities. For the three months ended September 30, 2000, net cash provided by operating activities was $4.1 million and primarily consisted of depreciation and amortization of $5.7 million and an increase of $5.0 million in accounts payable, partly offset by an increase in accounts receivable, net of advanced billings of $6.5 million.

Net cash used in investing activities for the three months ended September 30, 2001 totaled $12.7 million and consisted of $8.2 million related to net purchases of marketable securities, $4.5 million used for equipment purchases, and $1.5 million for the acquisition of EDYABE, offset by $1.5 million in proceeds from the sale of a building. For the three months ended September 30, 2000, net cash provided by investing activities totaled $2.5 million, driven by $7.9 million of cash from net proceeds related to marketable securities transactions, offset by $3.0 million used for the acquisition of FARMOVS and $2.4 million used for equipment purchases.

Net cash provided by financing activities totaled $0.8 million for the three months ended September 30, 2001 and consisted of $0.4 million in proceeds from issuance of common stock associated with the Company's stock option plans and $0.4 million in net borrowings under credit arrangements. Net cash used by financing activities were minimal for the three months ended September 30, 2000.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and eliminated goodwill amortization of approximately $0.2 million in the quarter to the Company's financial results of operations. Had SFAS No. 142 been implemented in the first quarter of fiscal year 2001, approximately $0.1 million of amortization expense would have been eliminated in the first quarter of fiscal year 2001.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have a significant impact on the Company's financial results of operations.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 43% and 42% of its net revenue for the three month periods ended September 30, 2001 and 2000, respectively, from operations outside of the United States. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiaries' functional currency. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. For the three months ended September 30, 2001, the Company recorded $0.3 million of foreign exchange losses. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro will become the sole currency in the member countries. PAREXEL conducts business in seven of the member countries and converted two of the member countries to the euro currency in fiscal 2001. Conversion to the euro currency did not create a material effect on the Company's financial results of operations in fiscal 2001. The Company is planning on converting the remaining five member countries in fiscal 2002, the result of which may or may not have a material effect in the Company's financial condition in fiscal 2002.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

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

In addition, the Company believes that FDA-regulated companies may proceed with fewer clinical trials or conduct them without the assistance of contract research organizations if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with contract research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. The Company has in the past experienced contract cancellations, which have had a material adverse effect on the Company's financial results.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly and annual operating results have varied, and will continue to vary. Factors that cause these variations include:

 .  the level of new business authorizations in a particular quarter or year;
 .  the timing of the initiation, progress, or cancellation of significant projects;
 .  exchange rate fluctuations between quarters or years;
 .  the mix of services offered in a particular quarter or year;
 .  the timing of the opening of new offices;
 .  the timing of other internal expansion costs;
 .  restructuring charges;
 . the timing and amount of costs associated with integrating acquisitions; and . the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

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

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to outsource large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. For the three months ended September 30, 2001, the Company's five largest clients accounted for 36% of its consolidated net revenue, and one client accounted for 11% of consolidated net revenue. For the three months ended September 30, 2000, the Company's five largest clients accounted for 39% of its consolidated net revenue, and one client accounted for 14% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. In the past, the Company has experienced contract cancellations with a significant client, which have had an adverse effect on the Company's financial results.

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

THE COMPANY RELIES ON HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL WHO MAY NOT REMAIN WITH THE COMPANY

The Company relies on a number of key executives, including Josef H. von Rickenbach, its Chairman and Chief Executive Officer. The Company only has employment agreements with certain of its key executives and, if any of these key executives leave the Company, it could have a material adverse effect on the Company. In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The Company may not be successful in attracting or retaining key personnel.

THE COMPANY MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS

Clinical research services primarily involve the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new product by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. Although many of the Company's CRS contracts with clients include indemnity provisions and the Company has loss insurance, the Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. Additionally, the Company could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, other full service contract research organizations, healthcare-related software companies, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 43% of its net revenue for the three months ended September 30, 2001 from operations outside of the United States, compared with 42% for the same period in the prior fiscal year. Since the Company's revenue and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     10.1  PAREXEL International Corporation 2001 Stock Incentive Plan.

(b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended
     September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of November 2001.

                                  PAREXEL International Corporation


Date: November 13, 2001           By: /s/ Josef H. von Rickenbach
                                  -------------------------------------------
                                  Josef H. von Rickenbach
                                  Chairman of the Board and Chief Executive
                                  Officer


Date: November 13, 2001           By: /s/ James F. Winschel, Jr.
                                  -------------------------------------------
                                  James F. Winschel, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer