Form 10-Q
period 2001-12-31
PAREXEL INTERNATIONAL CORP
filed 2002-02-14
CIK 799729

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

                For the Quarterly Period Ended December 31, 2001

                         Commission File Number: 0-27058

                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

                                  Massachusetts
         (State or other jurisdiction of incorporation or organization)

                                   04-2776269
                     (I.R.S. Employer Identification Number)

                      195 West Street
                  Waltham, Massachusetts                      02451
         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code   (781) 487-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 11, 2002, there were 24,978,038 shares of PAREXEL International Corporation common tock outstanding, excluding 861,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION




                                      INDEX

                                                                                                            Page
                                                                                                            ----
  Part I.                    Financial Information

                Item 1       Financial Statements (Unaudited):

                             Condensed Consolidated Balance Sheets - December 31, 2001 and June 30,           3
                             2001

                             Condensed Consolidated Statements of Operations -                                4
                             Three months ended 4 December 31, 2001 and 2000;
                             Six months ended December 31, 2001 and 2000

                             Condensed Consolidated Statements of Cash Flows - Six months ended               5
                             December 31, 2001 and 2000

                             Notes to Condensed Consolidated Financial Statements                             6

                Item 2       Management's Discussion and Analysis of Financial Condition and Results          9
                             of Operations

                Item 3       Quantitative and Qualitative Disclosure About Market Risk                       14

  Part II.                   Other Information

                Item 4       Submission of Matters to a Vote of Security Holders                             20

                Item 6       Exhibits and Reports of Form 8-K                                                20

  Signatures                                                                                                 21

Part I.  Financial Information
Item 1 - Financial Statements

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                     December 31,            June 30,
                                                                                         2001                  2001
                                                                                  --------------------    ----------------

                                  ASSETS

Current assets:
 Cash and cash equivalents                                                                    $42,119             $57,590
 Marketable securities                                                                         26,423               3,359
 Accounts receivable, net                                                                     210,161             206,904
 Prepaid expenses                                                                               5,762              10,025
 Deferred tax assets                                                                           14,139              13,987
 Other current assets                                                                           6,721               3,022
                                                                                  --------------------    ----------------
       Total current assets                                                                   305,325             294,887

Property and equipment, net                                                                    40,774              39,888
Goodwill and other intangible assets, net                                                      13,718              12,695
Deferred income taxes                                                                          14,899              14,899
Other assets                                                                                    5,911               5,443
                                                                                  --------------------    ----------------
       Total assets                                                                          $380,627            $367,812
                                                                                  ====================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Notes payable and current portion of long-term debt                                             $302                $232
 Accounts payable                                                                              15,089              26,296
 Advance billings                                                                             111,954              93,577
 Other current liabilities                                                                     56,387              57,572
                                                                                  --------------------    ----------------
       Total current liabilities                                                              183,732             177,677

Other liabilities                                                                               8,372               9,745
                                                                                  --------------------    ----------------
       Total liabilities                                                                      192,104             187,422
                                                                                  --------------------    ----------------

Minority interest in subsidiary                                                                 2,252               2,568
Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                               -                   -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued:25,814,368 and 25,636,220 at December 31, 2001 and
   June 30, 2001, respectively; shares outstanding:24,953,368 and 24,775,220 at
   December 31, 2001 and June 30, 2001, respectively                                              258                 257
 Additional paid-in capital                                                                   165,673             164,141
 Retained earnings                                                                             44,744              39,220
 Treasury stock, at cost                                                                      (8,165)             (8,165)
 Accumulated other comprehensive income                                                      (16,239)            (17,631)
                                                                                  --------------------    ----------------
     Total stockholders' equity                                                               186,271             177,822
                                                                                  --------------------    ----------------
         Total liabilities and stockholders' equity                                          $380,627            $367,812
                                                                                  ====================    ================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                           For the three months ended               For the six months ended
                                                                  December 31,                            December 31,
                                                       ------------------------------------    ------------------------------------
                                                             2001                2000                2001                 2000
                                                       -----------------    ---------------    ----------------     ---------------

Net revenue                                                    $106,874            $94,324            $208,714            $182,539
                                                       -----------------    ---------------    ----------------     ---------------

Costs and expenses:
  Direct costs                                                   73,725             67,044             145,620             130,308
  Selling, general and administrative                            24,520             21,927              47,430              43,124
  Depreciation                                                    4,406              4,938               8,913              10,466
  Amortization                                                       22                221                  33                 328
  Restructuring and other charges                                     -                  -                   -               (768)
                                                       -----------------    ---------------    ----------------     ---------------
                                                                102,673             94,130             201,996             183,458
                                                       -----------------    ---------------    ----------------     ---------------

Income (loss) from operations                                     4,201                194               6,718               (919)

Other income, net                                                 1,491              1,660               3,041               2,980
                                                       -----------------    ---------------    ----------------     ---------------

Income before provision for income taxes                          5,692              1,854               9,759               2,061

Provision for income taxes                                        2,183                815               3,732               1,105
Minority interest                                                   441                 82                 503                 100
                                                       -----------------    ---------------    ----------------     ---------------

Net income                                                       $3,068               $957              $5,524                $856
                                                       =================    ===============    ================     ===============

Earnings per share:
  Basic                                                           $0.12              $0.04               $0.22               $0.03
  Diluted                                                         $0.12              $0.04               $0.22               $0.03

Shares used in computing earnings per share:

  Basic                                                          24,861             24,549              24,892              24,764
  Diluted                                                        25,478             24,650              25,530              24,893

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                               For the six months ended
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                2001                 2000
                                                                           --------------------------------------

Cash flows from operating activities:

  Net income                                                                        $5,524                  $856
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                                  8,946                10,796
      Changes in operating assets/liabilities                                        1,132               (7,464)

                                                                           ----------------    ------------------
Net cash provided by operating activities                                           15,602                 4,188
                                                                           ----------------    ------------------

Cash flows from investing activities:

  Purchase of marketable securities                                              (129,268)              (43,110)
  Proceeds from sale of marketable securities                                      105,920                51,102
  Acquisition, net of cash acquired                                                (1,505)               (2,994)
  Proceeds from sale of fixed assets                                                 1,481                   117
  Purchase of property and equipment                                               (9,958)               (7,292)

                                                                           ----------------    ------------------
 Net cash used in investing activities                                            (33,330)               (2,177)
                                                                           ----------------    ------------------

Cash flows from financing activities:

  Proceeds from issuance of common stock                                             1,533                   621
  Repurchase of common stock                                                             -               (1,759)
  Borrowings (repayments) under credit arrangements                                    285                  (51)
  Proceeds from issuance of subsidiary's common stock                                    -                   364

                                                                           ----------------    ------------------
Net cash provided (used) by financing activities                                     1,818                 (825)
                                                                           ----------------    ------------------
Elimination of net loss of a subsidiary for change in fiscal year                        -                 (126)
                                                                           ----------------    ------------------
Effect of exchange rate changes on cash and cash equivalents                           439               (1,601)
                                                                           ----------------    ------------------

Net decrease in cash for the period                                               (15,471)                 (541)

Cash and cash equivalents at beginning of period                                    57,590                53,508


                                                                           ----------------    ------------------

Cash and cash equivalents at end of period                                         $42,119               $52,967
                                                                           ================    ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Taxes                                                                             $8,730                $3,218

Non-cash investing and financing activities:
  Acquisitions:
    Fair value of assets acquired and goodwill                                      $2,870                $5,550
    Liabilities and minority interest assumed                                      (1,135)               (2,556)
                                                                           ----------------    ------------------
Value of shares exchanged                                                           $1,735                $2,994
                                                                           ================    ==================

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 -- Earnings per Share

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):


                                                               For the three months ended         For the six months ended
                                                                      December 31,                      December 31,
                                                                 2001            2000              2001             2000
                                                               ---------     ---------------   -------------    --------------

Net income attributable to common shares                          $3,068              $957           $5,524              $856
                                                               ==========    ==============    =============    ==============



Basic Earnings Per Common Share Computation:

Weighted average common shares outstanding                        24,861            24,549           24,892            24,764
                                                               ==========    ==============    =============    ==============
Basic earnings per common share                                    $0.12             $0.04            $0.22             $0.03
                                                               ==========    ==============    =============    ==============


Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding                 24,861            24,549           24,892            24,764
  Shares attributable to common stock options                        617               101              638               129
                                                               ----------    --------------    -------------    --------------
                                                                  25,478            24,650           25,530            24,893
                                                               ==========    ==============    =============    ==============
Diluted earnings per common share                                  $0.12             $0.04            $0.22             $0.03
                                                               ==========    ==============    =============    ==============

Note 3 - Comprehensive Income

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised primarily of net income (loss) and foreign currency translation adjustments, totaled $0.7 million and $3.2 million for the three months ended December 31, 2001 and 2000, respectively, and $6.9 million and $(0.2) million for the six months ended December 31, 2001 and 2000, respectively.

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


                                                          For the three months ended          For the six months ended
                                                                 December 31,                       December 31,
--------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                            2001              2000              2001             2000
--------------------------------------------------------------------------------------------------------------------------

Net revenue:
  Clinical Research Services                                  $63,361          $60,020          $124,139         $115,562
  PAREXEL Consulting Group                                     23,726           19,103            45,429           36,364
  Medical Marketing Services                                   14,868           12,557            29,979           25,540
  Perceptive Informatics, Inc.                                  4,919            2,644             9,167            5,073
                                                        --------------    -------------     -------------    -------------
                                                             $106,874          $94,324          $208,714         $182,539
                                                        ==============    =============     =============    =============
Gross profit:
  Clinical Research Services                                  $21,044          $19,306           $40,270          $36,829
  PAREXEL Consulting Group                                      6,414            4,075            11,604            7,268
  Medical Marketing Services                                    4,962            4,038             9,779            8,252
  Perceptive Informatics, Inc.                                    729            (139)             1,441            (118)
                                                        --------------    -------------     -------------    -------------
                                                              $33,149          $27,280           $63,094          $52,231
                                                        ==============    =============     =============    =============


Note 5 - Acquisition

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.5 million. The purchase price allocation is still subject to finalization.

Note 6 - Restructuring and Other Charges

During the year ended June 30, 2001, the Company recorded restructuring and other charges in the fourth quarter totaling $7.2 million. These charges included $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), $3.1 million for employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), and approximately $0.3 million primarily related to other costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded net restructuring and other charges of $0.7 million during the first quarter of fiscal 2001 consisting of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a business location in the U.S.

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                      Balance as of         2nd Quarter        Balance as of
                                      September 30,          Payments           December 31,
                                          2001                                      2001

Employee severance costs                      $2,174               $(319)               $1,855
Facilities related charge                      4,980              (1,054)                3,926
Other charges                                    120                 (67)                   53
                                     ----------------     ----------------    -----------------
                                              $7,274             $(1,440)               $5,834
                                     ================     ================    =================

Note 7 - Stock Repurchase Program

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. During the three months and six months ended December 31, 2001, the Company did not repurchase any of its common stock.

Note 8 - Recently Issued Accounting Standards

In November 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This staff announcement requires reimbursement for out-of-pocket expenses incurred to be characterized as revenue in the income statement. The announcement is effective for periods beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company is currently in the process of evaluating the impact that this announcement will have on its consolidated financial position or results of operations.

In October 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assts be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, SFAS 144 will be effective for the Company beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and eliminated goodwill amortization of approximately $0.2 million in the three-month period ended December 31, 2001. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.2 million and $0.3 million of amortization expense would have been eliminated in the three months and six months ended December 31, 2000, respectively.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on the Company's financial results of operations.

Note 9 - Credit Arrangements

On September 14, 2001, the Company entered into a foreign line of credit with a major bank in the amount of approximately $6.0 million. The line is not collateralized, is payable on demand, and bears interest at a rate in the 4% to 5% range. At December 31, 2001, the Company had approximately $6.0 million in available credit under this arrangement.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results indicated by the forward-looking statements. Important factors that might cause such a difference are discussed under "RISK FACTORS" below under
Item 3. In addition, the forward-looking statements included in this quarterly report represent the Company's estimates as of the date of this quarterly report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this quarterly report.

Overview

The Company is a leading contract biopharmaceutical outsourcing company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals for their products and quickly reach peak sales. Over the past nineteen years, PAREXEL has developed expertise in processes and technologies supporting this strategy. The Company's service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, voice, data and imaging systems, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

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

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These fees are not reflected in net revenue or expenses since such fees are reimbursed by customers on a "pass through basis," without risk or reward to the Company. As described in Note 8 to the Condensed Consolidated Financial Statements under "FASB issued Topic No. D-103", the Company is currently in the process of evaluating announcement No. D-103 to see if this will or will not change the way the Company currently reports pass through expenses.

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

Results of Operations

Three Months Ended December 31, 2001 Compared with the Three Months Ended December 31, 2000:

Net revenue increased by $12.6 million, or 13.3%, to $106.9 million for the three months ended December 31, 2001 from $94.3 million for the same period in the last fiscal year. On a segment basis, CRS net revenue increased by $3.3 million, or 5.6%, to $63.4 million primarily due to an increase in the volume of projects serviced by the Company. PCG net revenue increased by $4.6 million, or 24.2%, to $23.7 million primarily due to increased demand across all PCG business lines. MMS net revenue increased by $2.3 million, or 18.4%, to $14.9 million as a result of continued strong demand for the group's pre and post launch services. Perceptive net revenue increased by $2.3 million, or 86.0%, to $4.9 million primarily due to higher demand in the marketplace for the group's e-business products and medical diagnostic services.

Direct costs for the three months ended December 31, 2001 increased $6.7 million, or 10.0%, to $73.7 from $67.0 million for the three months ended December 31, 2000. On a segment basis, CRS direct costs increased $1.6 million, or 3.9%, to $42.3 million primarily due to higher labor costs in support of increased business volume. As a percentage of net revenue, CRS direct costs improved one percentage point to 66.8% as a result of increased efficiency and the success of ongoing cost containment efforts. Direct costs for PCG increased $2.3 million, or 15.2%, to $17.3 million in direct support of strong revenue growth during the quarter. As a percentage of net revenue, PCG direct costs improved six percentage points to 73.0% primarily due to greater leveraging of the group's expense base. MMS direct costs increased $1.4 million, or 16.3%, to $9.9 million due principally to increased labor and related costs associated with increased business activities. As a percentage of net revenue, MMS direct costs improved one percentage point, to 66.6% primarily due to a mix of higher margin business. Direct costs for Perceptive increased $1.4 million, or 50.6%, to $4.2 million primarily due to costs associated with business growth. As a percentage of net revenue, Perceptive direct costs decreased to 85.2% from 105.3% primarily due to improved operating leverage.

Selling, general and administrative ("SG&A") expenses increased $2.6 million, or 11.8%, to $24.5 million for the three months ended December 31, 2001 from $21.9 million in the same period last fiscal year. As a percentage of net revenue, SG&A decreased to 22.9%, as compared to 23.2% in the same period one year ago primarily due to better operating leverage and continued benefits of efficiency improvements.

Depreciation and amortization ("D&A") expense decreased $0.7 million, or 14.2%, to $4.4 million for the three months ended December 31, 2001 from $5.2 million for the same period last fiscal year primarily due to current period impact of past restructuring activities and the adoption of SFAS NO. 142, under which the Company eliminated approximately $0.2 million in quarterly amortization expense. As a percentage of net revenue, D&A decreased to 4.1% for the three months ended December 31, 2001 from 5.5% in the same period last fiscal year.

Income from operations increased $4.0 million to $4.2 million for the three months ended December 31, 2001 from $0.2 million in the same period one year ago. Income from operations increased as a percentage of net revenue to 3.9% for the three months ended December 31, 2001 from 0.2% for the same period of the prior fiscal year for the reasons noted in the preceding paragraphs.

Other income, net totaled approximately $1.5 million for the three months ended December 31, 2001 compared with $1.7 million for the comparable prior year period. The $0.2 million decrease was caused principally by lower interest income.

The Company had an effective income tax rate of 38.4% for the three months ended December 31, 2001 compared with 44.0% for the same three-month period one year ago. The decrease resulted from changes in the mix of taxable income in the different jurisdictions where the Company operates.

Six Months Ended December 31, 2001 Compared with the Six Months Ended December 31, 2000:

Net revenue increased by $26.2 million, or 14.3% to $208.7 million for the six months ended December 31, 2001 from $182.5 million for the comparable six-month period in 2000. On a segment basis, CRS net revenue increased $8.6 million, or 7.4%, to $124.1 million primarily due to an increase in the volume of serviced projects. Net revenue for PCG increased $9.1 million, or 24.9%, to $45.4 million primarily due to increased demand for the group's services. MMS net revenue increased $4.4 million, or 17.4%, to $30.0 million due to continued strong demand for pre and post launch services. Perceptive net revenue increased $4.1 million, or 80.7%, to $9.2 million primarily due to continued business growth.

Direct costs increased $15.3 million, or 11.8%, to $145.6 million for the six months ended December 31, 2001 from $130.3 million for the same six-month period one year ago. On a segment basis, CRS direct costs increased $5.1 million, or 6.5%, to $83.9 million primarily due to increased costs associated with higher revenue levels. As a percentage of net revenue, CRS direct costs improved by half a percentage point as a result of improved efficiency. PCG direct costs increased $4.7 million, or 16.3%, to $33.8 million primarily due to increased business volume. As a percentage of net revenue, PCG direct costs decreased to 74.5% from 80.0% primarily due to better leveraging of costs associate with revenue growth. MMS direct costs increased $2.9 million, or 16.8%, to $20.2 million primarily due to expenses required to support increased revenue levels. As a percentage of net revenue, MMS direct costs remained relatively flat at 67.0%. Perceptive direct costs increased $2.5 million, or 48.8%, to $7.7 million primarily by increased costs needed to drive significantly higher revenue levels. As a percentage of net revenue, Perceptive direct costs decreased 18 percentage points, to 84.3% primarily due to greater leveraging of the group's expense base.

Selling, general and administrative ("SG&A") expenses increased $4.3 million, or 10.0%, to $47.4 million for the six months ended December 31, 2001 from $43.1 million in the same six-month period one year ago primarily due to costs required to support higher revenue levels. As a percentage of net revenue, SG&A improved one percentage point to 22.7% primarily due to better leveraging of expenses and continued cost containment efforts.

Depreciation and amortization expense decreased $1.8 million, or 17.1%, to $8.9 million for the six months ended December 31, 2001 from $10.8 million. The decrease was primarily due to adjustments made to the estimated useful life of assets the Company abandoned during the first quarter of fiscal 2001 as part of its restructuring plan, the current six-month period impact of past restructuring activities, and the adoption of SFAS No. 142, under which the Company eliminated approximately $0.4 million in amortization expense for the six months ended December 31, 2001.

Income from operations increased $7.6 million to $6.7 million for the six months ended December 31, 2001 from a loss of $0.9 million in the same six-month period one year ago. For the reasons noted in the preceding paragraphs, income from operations as a percentage of net revenue increased to 3.2% as compared with a negative 0.5% in the same period during fiscal year 2001.

Other income, net remained relatively flat at approximately $3.0 million for the six months ended December 31, 2001 when compared with the same period one year ago with lower foreign exchange gains and reduced interest income essentially offset by the gain on sale of a building.

The Company had an effective income tax rate of 38.2% for the six months ended December 31, 2001 and 53.6% for the six-month period ended December 31, 2000. The decrease was primarily due to changes in the mix of taxable income in the different jurisdictions where the Company operates.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and advance billings. These account balances as well as days sales outstanding in accounts receivable, net of advance billings, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding in accounts receivable, net of advance billings, was 59 days at December 31, 2001 and 67 days at June 30, 2001. Accounts receivable, net of the allowance for doubtful accounts, increased to $210.2 million at December 31, 2001 from $206.9 million at June 30, 2001.

Net cash provided by operating activities for the six months ended December 31, 2001 totaled $15.6 million and was generated by a $15.5 million decrease in accounts receivable (net of advance billings), $8.9 million for non-cash charges related to depreciation and amortization, $5.5 million of net income, and a $1.1 million decrease in prepaid expenses and other current assets partially offset by a $11.5 million decrease in accounts payable, a $3.0 million decrease in other liabilities, and $0.9 million gain on sale of a building. For the six months ended December 31, 2000, net cash provided by operating activities was $4.2 million, comprised of $10.8 million of depreciation and amortization, a $7.0 million increase in accounts payable, a $4.9 million increase in other liabilities, and $0.9 million of net income, offset by an $18.2 million increase in accounts receivable (net of advance billing) and a $1.2 million increase in prepaid expenses and other current assets.

Net cash used in investing activities for the six months ended December 31, 2001 totaled $33.3 million and consisted of $23.3 million related to net purchases of marketable securities, $10.0 million used for equipment purchases, and $1.5 million used for the acquisition of EDYABE, offset by $1.5 million in proceeds from the sale of a building. For the six months ended December 31, 2000, net cash used in investing activities totaled $2.2 million and consisting of $7.2 million used to purchase property and equipment and $3.0 million used for the acquisition of FARMOVS, which was offset by $8.0 million of net proceeds from sale of marketable securities.

Net cash provided by financing activities totaled $1.8 million and consisted of $1.5 of proceeds from the issuance of common stock in association with the Company's employee stock purchase and stock option plans, and $0.3 million from net borrowings under credit arrangements. For the six months ended December 31, 2000, net cash used by financing activities totaled $0.8 million and primarily consisted of $1.8 million used to repurchase the Company's common stock, offset by $0.6 million of proceeds from the issuance of common stock under the Company's employee stock purchase and stock option plans and $0.4 million of proceeds from the issuance of a subsidiary's common stock.

The Company has a foreign line of credit with a major bank in the amount of approximately $6.0 million. The line is not collateralized, is payable on demand, and bears interest at a rate in the 4% to 5% range. At December 31, 2001, the Company had approximately $6.0 million in available credit under this arrangement.

The Company has other foreign lines of credit with banks totaling approximately $3.4 million. These lines are used as overdraft protection and bear interest at rates ranging from 5% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2001, the Company had approximately $3.1 million in available credit under these arrangements.

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

Recently Issued Accounting Standard

In November 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This staff announcement requires reimbursement for out-of-pocket expenses incurred to be characterized as revenue in the income statement. The announcement is effective for periods beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company is currently in the process of evaluating the impact that this announcement will have on its consolidated financial position or results of operations.

In October 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assts be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, SFAS 144 will be effective for the Company beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and eliminated goodwill amortization of approximately $0.2 million in the three-month period ended December 31, 2001. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.2 million and $0.3 million of amortization expense would have been eliminated in the three months and six months ended December 31, 2000, respectively.

Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on the Company's financial results of operations.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 43% of its net revenue for the three months and six months ended December 31, 2001 and 2000 from operations outside of the United States. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiaries' functional currency. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. For the three months ended December 31, 2001, the Company recorded $1.1 million of foreign exchange gains. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months.

Conversion to the Euro Currency

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals could have conducted business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro became the sole currency in the member countries. PAREXEL conducts business in seven of the member countries and converted two of the member countries to the euro currency in fiscal 2001. Conversion to the euro currency did not create a material effect on the Company's financial results of operations in fiscal 2001. The Company has now converted the remaining five member countries and does not anticipate the conversion will have a material effect in the Company's financial condition in fiscal 2002.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, PAREXEL's business, financial condition, or results of operations could be materially adversely affected.

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     o merger or potential merger related activities;
     o failure of products being tested to satisfy safety requirements;
     o products having unexpected or undesired clinical results;
     o client decisions to forego a particular study, perhaps for economic reasons;
     o insufficient patient enrollment in a study;
     o insufficient investigator recruitment; or
     o production problems which cause shortages of the product.

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

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly and annual operating results have varied, and will continue to vary. Factors that cause these variations include:

     o the level of new business authorizations in a particular quarter or year;
     o the timing of the initiation, progress, or cancellation of significant projects;
     o exchange rate fluctuations between quarters or years;
     o the mix of services offered in a particular quarter or year;
     o the timing of the opening of new offices;
     o the timing of other internal expansion costs;
     o restructuring charges;
     o the timing and amount of costs associated with integrating acquisitions; and
     o the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

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

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

The Company depends on research and development expenditures by pharmaceutical and biotechnology companies to sustain a large part of its business. The Company's operations could be materially and adversely affected if:

     o its clients' businesses experience financial problems or are affected by a general economic downturn;
     o consolidation in the pharmaceutical or biotechnology industries leads to a smaller client base for the Company; or
     o its clients reduce their research and development expenditures.

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to outsource large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. For the three months ended December 31, 2001, the Company's five largest clients accounted for 39% of its consolidated net revenue, and one client accounted for 11% of consolidated net revenue. For the three months ended December 31, 2000, the Company's five largest clients accounted for 35% of its consolidated net revenue, and one client accounted for 11% of consolidated net revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. In the past, the Company has experienced contract cancellations with a significant client, which have had an adverse effect on the Company's financial results.

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

The Company will face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

     o assimilate differences in foreign business practices, exchange rates and regulatory requirements;
     o operate amid political and economic instability;
     o hire and retain qualified personnel; and
     o overcome language, tariff and other barriers.

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

THE COMPANY MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IN THE FUTURE

The Company's growth may depend, in part, on its ability to make strategic acquisitions. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. The Company may not be able to acquire companies on acceptable terms and conditions. Additionally, the Company faces several obstacles in connection with the acquisitions it consummates, including:

     o difficulties and expenses associated with assimilation of the operations and services or products of the acquired companies;
     o diversion of management's attention from other business concerns; and
     o the loss of some or all of the key employees of the acquired company.

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

THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD DECLINE

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future in response to quarter-to-quarter variations in:

     o operating results;
     o earnings estimates by analysts;
     o market conditions in the industry;
     o prospects of health care reform;
     o changes in government regulations; and
     o general economic conditions.

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

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of drug companies, other full service contract research organizations, healthcare-related software companies, and to a lesser extent, universities, teaching hospitals and other site organizations. Some of these competitors have greater capital, technical and other resources than the Company. Contract research organizations generally compete on the basis of:

     o previous experience;
     o medical and scientific expertise in specific therapeutic areas;
     o quality of services;
     o the ability to organize and manage large-scale clinical trials on a global basis;
     o the ability to manage large and complex medical databases;
     o the ability to provide statistical and regulatory services;
     o the ability to recruit investigators and patients;
     o the ability to integrate information technology with systems to improve the efficiency of contract research;
     o an international presence with strategically located facilities;
     o financial strength and stability; and
     o price.

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 43% of its net revenue for the three months ended December 31, 2001 and 2000 from operations outside of the United States. Since the Company's revenue and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On November 13, 2001, the Company held its 2001 Annual meeting of Stockholders. At the meeting, the stockholders of the Company voted:

     (1) to elect the following persons to serve as Class III directors, to serve for a three-year term (until the 2004 Annual Meeting). The votes cast were as follows:


                                                  For                          Withheld
                                                  ---                          --------
         Josef H. von Rickenbach               18,442,266                     3,519,583
         A. Dana Callow, Jr.                   20,942,242                     1,019,607

     (2) to approve the Company's 2001 Stock Incentive Plan. The votes cast were as follows:

         For                                   Against                        Abstain
         ---                                   -------                        -------
         16,674,374                            5,267,689                      19,786

     (3) to ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending June 30, 2002. The votes cast were as follows:

         For                                   Against                        Abstain
         ---                                   -------                        -------
         21,937,058                            19,398                         5,393

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on October 4, 2001, which was amended on October 15, 2001, reporting a change in the Registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of February 2002.

                                         PAREXEL International Corporation

Date: February 14, 2001                  By: /s/ Josef H. von Rickenbach
                                         ---------------------------------------
                                         Josef H. von Rickenbach
                                         Chairman of the Board and
                                         Chief Executive Officer


Date: February 14, 2001                  By: /s/ James F. Winschel, Jr.
                                         ---------------------------------------
                                         James F. Winschel, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer