Form 10-Q
period 2002-03-31
PAREXEL INTERNATIONAL CORP
filed 2002-05-14
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2002, there were 25,022,351 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I.                  Financial Information

            Item 1       Financial Statements (Unaudited):

                         Condensed Consolidated Balance Sheets - March 31, 2002 and June 30, 2001               3

                         Condensed Consolidated Statements of Operations - Three months
                         ended March 31, 2002 and 2001; Nine months ended March 31, 2002 and 2001               4

                         Condensed Consolidated Statements of Cash Flows - Nine months ended                    5
                         March 31, 2002 and 2001

                         Notes to Condensed Consolidated Financial Statements                                   6

            Item 2       Management's Discussion and Analysis of Financial Condition and Results                9
                         of Operations

            Item 3       Quantitative and Qualitative Disclosure About Market Risk                             16

Part II.                 Other Information

            Item 6       Exhibits and Reports of Form 8-K                                                      22

Signatures                                                                                                     23

Part I.  Financial Information
Item 1 - Financial Statements

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                       March 31,             June 30,
                                                                                         2002                  2001
                                                                                  -------------------     ---------------
                                  ASSETS

Current assets:
 Cash and cash equivalents                                                                   $ 27,431            $ 57,590
 Marketable securities                                                                         42,313               3,359
 Billed accounts receivable, net                                                              108,229             121,484
 Unbilled accounts receivable, net                                                             94,980              85,420
 Prepaid expenses                                                                               7,229              10,025
 Deferred tax assets                                                                           14,030              13,987
 Other current assets                                                                           5,913               3,022
                                                                                  -------------------     ---------------
       Total current assets                                                                   300,125             294,887

Property and equipment, net                                                                    40,713              39,888
Goodwill and other intangible assets, net                                                      13,549              12,695
Deferred income taxes                                                                          15,005              14,899
Other assets                                                                                    5,540               5,443
                                                                                  -------------------     ---------------
       Total assets                                                                          $374,932            $367,812
                                                                                  ===================     ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                         $    295            $    232
 Accounts payable                                                                               5,345              26,296
 Deferred revenue                                                                             110,012              93,577
 Other current liabilities                                                                     58,561              57,572
                                                                                  -------------------     ---------------
       Total current liabilities                                                              174,213             177,677

Other liabilities                                                                              10,039               9,745
                                                                                  -------------------     ---------------
       Total liabilities                                                                      184,252             187,422
                                                                                  -------------------     ---------------

Minority interest in subsidiary                                                                 2,500               2,568

Stockholders' equity:
 Preferred stock - $0.01 par value; shares
   authorized: 5,000,000; none issued and outstanding                                               -                   -
 Common stock - $0.01 par value; shares authorized:
   50,000,000; shares issued:25,881,249 and 25,636,220 at March 31, 2002 and
   June 30, 2001, respectively; shares outstanding:25,020,249 and 24,775,220 at
   March 31, 2002 and June 30, 2001, respectively                                                 259                 257
 Additional paid-in capital                                                                   166,140             164,141
 Retained earnings                                                                             48,455              39,220
 Treasury stock, at cost                                                                       (8,165)             (8,165)
 Accumulated other comprehensive income                                                       (18,509)            (17,631)
                                                                                  -------------------     ---------------
     Total stockholders' equity                                                               188,180             177,822
                                                                                  -------------------     ---------------
         Total liabilities and stockholders' equity                                          $374,932            $367,812
                                                                                  ===================     ===============

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                        For the three months ended                  For the nine months ended
                                                                March  31,                                  March 31,
                                                       -----------------------------------     -----------------------------------
                                                             2002                2001               2002                 2001
                                                       ----------------     --------------     ---------------      --------------
Service revenue                                                $112,027           $ 98,322            $320,741            $280,861
Reimbursement revenue                                            32,863             23,643              81,821              62,408
                                                       ----------------     --------------     ---------------      --------------
  Total revenue                                                 144,890            121,965             402,562             343,269

Costs and expenses:
  Direct costs                                                   77,500             71,346             223,120             201,654
  Reimbursable out-of-pocket expenses                            32,863             23,643              81,821              62,408
  Selling, general and administrative                            25,761             21,362              73,191              64,486
  Depreciation                                                    4,198              4,676              13,111              15,142
  Amortization                                                       12                254                  45                 582
  Restructuring and other charges                                     -                  -                   -                (768)
                                                       ----------------     --------------     ---------------      --------------
                                                                140,334            121,281             391,288             343,504
                                                       ----------------     --------------     ---------------      --------------

Income (loss) from operations                                     4,556                684              11,274                (235)

Other income, net                                                 1,521              2,708               4,562               5,688
                                                       ----------------     --------------     ---------------      --------------

Income before provision for income taxes                          6,077              3,392              15,836               5,453

Provision for income taxes                                        2,301              1,240               6,033               2,345
Minority interest                                                    65                253                 568                 353
                                                       ----------------     --------------     ---------------      --------------

Net income                                                     $  3,711           $  1,899            $  9,235            $  2,755
                                                       ================     ==============     ===============      ==============

Earnings per share:
  Basic                                                        $   0.15           $   0.08            $   0.37            $   0.11
  Diluted                                                      $   0.14           $   0.08            $   0.36            $   0.11

Shares used in computing earnings per share:
  Basic                                                          24,984             24,610              24,880              24,557
  Diluted                                                        25,729             25,247              25,547              24,838

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                    For the nine months ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       2002         2001
                                                                   ---------------------------
Cash flows from operating activities:
  Net income                                                        $   9,235      $   2,755
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                    13,156         15,724
      Changes in operating assets/liabilities                            (305)       (27,489)
                                                                    ---------      ---------
Net cash provided (used) by operating activities                       22,086         (9,010)
                                                                    ---------      ---------

Cash flows from investing activities:
  Purchase of marketable securities                                  (233,830)       (52,866)
  Proceeds from sale of marketable securities                         194,568         69,584
  Acquisition, net of cash acquired                                    (1,793)        (2,994)
  Proceeds from sale of fixed assets                                    1,887            167
  Purchase of property and equipment                                  (14,702)       (11,901)
                                                                    ---------      ---------
 Net cash (used) provided by investing activities                     (53,870)         1,990
                                                                    ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                2,000            803
  Repurchase of common stock                                                -         (1,759)
  Borrowings (repayments) under credit arrangements                       268            (96)
  Proceeds from issuance of subsidiary's common stock                       -            387
                                                                    ---------      ---------
Net cash provided (used) by financing activities                        2,268           (665)
                                                                    ---------      ---------
Elimination of net loss of a subsidiary for change in fiscal year           -           (126)
                                                                    ---------      ---------
Effect of exchange rate changes on cash and cash equivalents             (643)        (1,353)
                                                                    ---------      ---------

Net decrease in cash for the period                                   (30,159)        (9,164)

Cash and cash equivalents at beginning of period                       57,590         53,508
                                                                    ---------      ---------

Cash and cash equivalents at end of period                          $  27,431      $  44,344
                                                                    =========      =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Taxes                                                             $   7,712      $   2,727
  Interest                                                          $     660      $      41

Acquisitions, net of cash acquired:
  Fair value of assets acquired and goodwill                        $   2,928      $   5,550
  Liabilities and minority interest assumed                            (1,135)        (2,556)
                                                                    ---------      ---------
Cash paid for acquisition                                           $   1,793      $   2,994
                                                                    =========      =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 -- Earnings per Share

The following table outlines the basic and diluted earnings per common share computations (in thousands, except per share data):

                                                     For the three months     For the nine months
                                                        ended March 31,         ended March 31,
                                                        2002         2001       2002       2001
                                                     ----------   ---------  ---------- ----------
Net income attributable to common shares             $    3,711   $   1,899  $    9,235 $    2,755
                                                     ==========   =========  ========== ==========

Basic Earnings Per Common Share Computation:


Weighted average common shares outstanding               24,984      24,610      24,880     24,557
                                                     ==========   =========  ==========  =========
Basic earnings per common share                      $     0.15   $    0.08  $     0.37  $    0.11
                                                     ==========   =========  ==========  =========


Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:

  Shares attributable to common stock outstanding        24,984      24,610      24,880     24,557
  Shares attributable to common stock options               745         637         667        281
                                                     ----------   ---------  ----------  ------=--
                                                         25,729      25,247      25,547     24,838
                                                     ==========   =========  ==========  =========
Diluted earnings per common share                    $     0.14   $    0.08  $     0.36  $    0.11
                                                     ==========   =========  ==========  =========

Note 3 - Comprehensive Income

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), which is comprised primarily of net income (loss) and foreign currency translation adjustments, totaled $1.4 million and $(1.9) million for the three months ended March 31, 2002 and 2001, respectively, and $8.4 million and $(2.1) million for the nine months ended March 31, 2002 and 2001, respectively.

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

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit on service revenue (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general and administrative expenses; depreciation and amortization expense; restructuring and other charges; other income (expense); and income tax expense in segment profitability.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by our clients, and therefore, does not yield any gross profit.

                                For the three months ended    For the nine months ended
                                         March 31,                   March 31,
----------------------------------------------------------------------------------------
($ in thousands)                     2002         2001            2002         2001
----------------------------------------------------------------------------------------
Service revenue:
  Clinical Research Services       $  64,786   $  60,440       $ 188,925     $ 176,002
  PAREXEL Consulting Group            25,776      21,225          71,205        57,589
  Medical Marketing Services          16,211      13,480          46,190        39,020
  Perceptive Informatics, Inc.         5,254       3,177          14,421         8,250
                                   ---------   ---------       ---------     ---------
                                   $ 112,027   $  98,322       $ 320,741     $ 280,861
                                   =========   =========       =========     =========
Reimbursement revenue:
  Clinical Research Services       $  12,185   $   7,727       $  32,038     $  23,691
  PAREXEL Consulting Group             3,461       3,693          10,245         9,655
  Medical Marketing Services          16,969      12,037          38,671        28,450
  Perceptive Informatics, Inc.           248         186             867           612
                                   ---------   ---------       ---------     ---------
                                   $  32,863   $  23,643       $  81,821     $  62,408
                                   =========   =========       =========     =========
Gross profit on service revenue:
  Clinical Research Services       $  20,656   $  17,880       $  60,926     $  54,709
  PAREXEL Consulting Group             7,378       4,666          18,982        11,934
  Medical Marketing Services           5,260       4,316          15,039        12,568
  Perceptive Informatics, Inc.         1,233         114           2,674            (4)
                                   ---------   ---------       ---------     ---------
                                   $  34,527   $  26,976       $  97,621     $  79,207
                                   =========   =========       =========     =========

Note 5 - Acquisition

Effective February 28, 2002, the Company acquired the assets of a small consulting firm for approximately $0.2 million. Excess cost over the fair value of the interest in the net assets acquired is classified as goodwill on the Company's balance sheet. The purchase price allocation is still subject to finalization.

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million. . Excess cost over the fair value of the interest in the net assets acquired is classified as goodwill on the Company's balance sheet. The purchase price allocation is still subject to finalization.

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

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows (in thousands):

                                      Balance as of        3rd Quarter         Balance as of
                                      December 31,           Payments/            March 31,
                                          2001             Adjustments              2002
Employee severance costs              $      1,855         $      (617)        $       1,238
Facilities related charge                    3,926                (857)                3,069
Other charges                                   53                   -                    53
                                     -------------         -----------         -------------
                                      $      5,834         $    (1,474)        $       4,360
                                     =============         ===========         =============


Note 7 - Stock Repurchase Program

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. During the three months and nine months ended March 31, 2002, the Company did not repurchase any of its common stock.

Note 8 - Recently Issued Accounting Standards

In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The guidance became effective for periods beginning after December 15, 2001 and required comparative financial statements for prior periods to be reclassified. EITF 01-14 was adopted by PAREXEL in the third quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations because the amount included in revenue was offset by a like amount in expenses. The Company excludes investigator fees from its out-of-pocket expenses because these fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amount of the investigator fees excluded for the three months and nine months ended

March 31, 2002 were $18.5 million and $57.3 million, respectively, and for the three months and nine months ended March 31, 2001 were $15.8 million and $39.8 million, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, SFAS 144 will be effective for the Company beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and resulted in the elimination of goodwill amortization of approximately $0.2 million and $0.6 million in the three months and nine months ended March 31, 2002, respectively. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.2 million and $0.6 million of amortization expense would have been eliminated in the three months and nine months ended March 31, 2001, respectively.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations.

Note 9 - Credit Arrangements

The Company has a foreign line of credit with a major bank in the amount of approximately $6.0 million. The line is not collateralized, is payable on demand, and bears interest at a rate in the 4% to 5% range. At March 31, 2002, the Company had approximately $6.0 million in available credit under this arrangement.

The Company has other foreign lines of credit with banks totaling approximately $3.0 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2002, the Company had approximately $3.0 million in available credit under these arrangements.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. The Company's actual operating performance, actual expense savings and other operating improvements resulting from recent restructurings, and actual future results may differ significantly from the results indicated by the forward-looking statements. Important factors that might cause such a difference include the factors discussed under "RISK FACTORS" below under Item 3. In addition, the forward-looking statements included in this quarterly report represent the Company's estimates as of the date of this quarterly report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this quarterly report.

Overview

The Company is a leading contract biopharmaceutical outsourcing company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology and medical device industries. The Company's primary objective is to help clients rapidly obtain the necessary regulatory approvals for their products and quickly reach peak sales. Over the past nineteen years, PAREXEL has developed expertise in processes and technologies supporting this strategy. The Company's service offerings include: clinical trials management; data management; biostatistical analysis; medical marketing; clinical pharmacology; regulatory and medical consulting; performance improvement; industry training and publishing; web-based portal solutions; voice; data and imaging systems; and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

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

As is customary in the industry, the Company routinely subcontracts with independent physician investigators in connection with clinical trials and other third party service providers for laboratory analysis and other specialized services. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amount of these investigator fees for the three months and nine months ended March 31, 2002 were $18.5 million and $57.3 million, respectively, and for the three months and nine months ended March 31, 2001 were $15.8 million and $39.8 million, respectively.

As discussed in Note 8 to the Condensed Consolidated Financial Statements, effective January 1, 2002, the Company adopted EITF 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses", and consisted of all client reimbursable expenses, excluding investigator fees.

Direct Costs primarily consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed, and allocated facilities and information systems costs. Reimbursable Out-of-Pocket Expenses are expenses, excluding investigator fees, incurred on behalf of and reimbursable by our clients. Selling, General and Administrative expenses primarily consist of compensation and related fringe benefits for selling and administrative employees, professional services and advertising costs, as well as allocated costs related for facilities and information systems.

The Company's stock is quoted on the Nasdaq Stock Market under the symbol
"PRXL."

Critical Accounting Policies

The following critical accounting policies are used in the preparation of the Company's financial statements.

Revenue
Service revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio that costs incurred to-date bear to estimated total costs at completion, as estimated by the project managers on a monthly basis. The percentage-of-completion method requires the Company to estimate total expected revenue and total expected costs. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. The assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. These adjustments could materially impact the Company's financial position or its results of operations.

Fee-for-service revenue is recognized as services are performed.

Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents advance payments from clients and unearned revenue. The Company maintains accounts receivable reserves based on historical collectability and specific identification of potential problems. In the event the Company is unable to collect all or part of its outstanding receivables, there may be a material impact to the Company's financial position or its results of operations.

Income Taxes
The provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109. Interim provisions are based on estimates of the distribution of profit before tax amongst the taxing jurisdictions where the Company operates and the adjustments made to profit before tax to calculate taxable income in each taxing jurisdiction. Differences between these estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated financial results.

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001:

Service revenue increased by $13.7 million, or 13.9%, to $112.0 million for the three months ended March 31, 2002 from $98.3 million for the same period in the last fiscal year. On a segment basis, CRS service revenue increased by $4.3 million, or 7.2%, to $64.8 million primarily due to an increase in the volume of projects serviced by the Company. PCG service revenue increased by $4.6 million, or 21.4%, to $25.8 million primarily due to increased demand across all PCG business lines. MMS service revenue increased by $2.7 million, or 20.3%, to $16.2 million as a result of continued strong demand for the group's pre and post launch services. Perceptive service revenue increased by $2.1 million, or 65.4%, to $5.3 million primarily due to higher demand in the marketplace for the group's e-business products and medical diagnostic services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by our clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs for the three months ended March 31, 2002 increased $6.2 million, or 8.6%, to $77.5 from $71.3 million for the three months ended March 31, 2001. On a segment basis, CRS direct costs increased $1.6 million, or 3.7%, to $44.1 million primarily due to higher labor costs in support of increased business volume. As a percentage of service revenue, CRS direct costs decreased two percentage points to 68.1% as a result of increased efficiency and the success of ongoing cost containment efforts. Direct costs for PCG increased $1.8 million, or 11.1%, to $18.4 million in direct support of strong revenue growth during the quarter. As a percentage of service revenue, PCG direct costs dropped by seven percentage points to 71.4% primarily due to greater leveraging of the group's expense base. MMS direct costs increased $1.8 million, or 19.5%, to $11.0 million due principally to increased labor and related costs associated with increased business activities. As a percentage of service revenue, MMS direct costs remained flat at 68.0%. Direct costs for Perceptive increased $1.0 million, or 31.3%, to $4.0 million primarily due to costs associated with business growth. As a percentage of service revenue, Perceptive direct costs decreased to 76.5% from 96.4% primarily due to improved operating leverage.

Selling, general and administrative ("SG&A") expenses increased $4.4 million, or 20.6%, to $25.8 million for the three months ended March 31, 2002 from $21.4 million in the same period last fiscal year. As a percentage of service revenue, SG&A expenses increased to 23.0% from 21.7% primarily due to higher facilities costs, expenses needed to support substantially increased business volume, and the impact of the EDYABE acquisition.

Depreciation and amortization ("D&A") expense decreased $0.7 million, or 14.6%, to $4.2 million for the three months ended March 31, 2002 from $4.9 million for the same period last fiscal year primarily due to year-over-year strengthening of the U.S. currency, the current period impact of past restructuring activities, and the adoption of SFAS No. 142, under which the Company eliminated approximately $0.2 million in quarterly amortization expense. As a percentage of service revenue, D&A expense decreased to 3.8% for the three months ended March 31, 2002 from 5.0% in the same period last fiscal year.

Income from operations increased $3.9 million to $4.6 million for the three months ended March 31, 2002 from $0.7 million in the same period one year ago. Income from operations increased as a percentage of service revenue to 4.1% for the three months ended March 31, 2002 from 0.7% for the same period of the prior fiscal year for the reasons noted in the preceding paragraphs.

Other income, net, decreased $1.2 million, or 43.8%, to $1.5 million for the three months ended March 31, 2002 from $2.7 million in the same period one year ago primarily due to lower foreign exchange gains and lower interest income.

The Company had an effective income tax rate of 37.9% for the three months ended March 31, 2002 and 36.6% for the same three-month period one year ago. The increase resulted from changes in the mix of taxable income in the different jurisdictions where the Company operates.

Nine Months Ended March 31, 2002 Compared with the Nine Months Ended March 31, 2001:

Service revenue increased by $39.9 million, or 14.2% to $320.7 million for the nine months ended March 31, 2002 from $280.9 million for the comparable nine-month period in 2001. On a segment basis, CRS service revenue increased $12.9 million, or 7.3%, to $188.9 million primarily due to an increase in the volume of serviced projects. Service revenue for PCG increased by $13.6 million, or 23.6%, to $71.2 million primarily due to increased demand for the group's services. MMS service revenue increased by $7.2 million, or 18.4%, to $46.2 million due to continued strong demand for pre and post launch services. Perceptive service revenue increased by $6.2 million, or 74.8%, to $14.4 million primarily due to continued business growth.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by our clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased $21.5 million, or 10.6%, to $223.1 million for the nine months ended March 31, 2002 from $201.7 million for the same nine-month period one year ago. On a segment basis, CRS direct costs increased $6.7 million, or 5.5%, to $128.0 million primarily due to increased costs associated with increased business volume. As a percentage of service revenue, CRS direct costs decreased by one percentage point as a result of improved efficiency. PCG direct costs increased $6.6 million, or 14.4%, to $52.2 million primarily due to increased business volume in all business lines. As a percentage of service revenue, PCG direct cost dropped six percentage points as a result of better leveraging of costs associated with revenue growth. MMS direct costs increased $4.7 million, or 17.8%, to $31.2 million primarily due to higher expenses required to support increased business volume. As a percentage of service revenue, MMS direct costs remained relatively flat at 67.4%. Perceptive direct costs increased $3.5 million, or 42.3%, to $11.7 million caused primarily by increased costs needed to drive significantly increased business volume. As a percentage of service revenue, Perceptive direct costs decreased nineteen percentage points primarily due to greater leveraging of the group's expense base.

SG&A expenses increased $8.7 million, or 13.5%, to $73.2 million for the nine months ended March 31, 2002 from $64.5 million in the same nine-month period one year ago primarily due to costs required to support increased business volume. As a percentage of service revenue, SG&A expenses remained flat at 23.0%.

D&A expense decreased $2.6 million, or 16.3%, to $13.2 million for the nine months ended March 31, 2002 from $15.7 million. The decrease was primarily due to year-over-year strengthening of the U.S. currency, adjustments made to the estimated useful life of assets the Company abandoned during the first quarter of fiscal 2001 as part of its restructuring plan, the current nine-month period impact of past restructuring activities, and the adoption of SFAS No. 142, under which the Company eliminated approximately $0.6 million in amortization expense for the nine months ended March 31, 2002. As a percentage of service revenue, D&A expense decreased to 4.1% for the three months ended March 31, 2002 from 5.6% in the same period last fiscal year.

Income from operations increased $11.5 million to $11.3 million for the nine months ended March 31, 2002 from a loss of $0.2 million in the same nine-month period one year ago. For the reasons noted in the preceding paragraphs, income from operations as a percentage of service revenue increased to 3.5% as compared with a negative 0.1% in the same period during fiscal year 2001.

Other income, net decreased $1.1 million, or 19.8%, to $4.6 million for the nine months ended March 31, 2002 from $5.7 million in the comparable period one year ago with decreased foreign exchange gains and reduced interest income , more than offsetting the gain on sale of a building which was recorded during the current fiscal year.

The Company had an effective income tax rate of 38.1% for the nine months ended March 31, 2002 compared with 43.0% for the nine-month period ended March 31, 2001. The decrease was primarily due to changes in the mix of taxable income in the different jurisdictions where the Company operates.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations, proceeds from the sale of equity securities, and borrowings under credit facilities. Investing activities primarily reflect investment in marketable securities, acquisition costs, and capital expenditures for information systems enhancements and leasehold improvements.

Most of the Company's contracts are fixed price, with some variable components, and range in duration from one month to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized on a percentage of completion basis as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. Some of the Company's other contracts are per diem or fee-for-service contracts, and revenue is recognized upon completion of work performed.

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables, and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding in accounts receivable, net of deferred revenue, was 51 days at March 31, 2002 versus 67 days at June 30, 2001. Accounts receivable, net of the allowance for doubtful accounts, decreased to $203.2 million at March 31, 2002 from $206.9 million at June 30, 2001.

Net cash provided by operating activities for the nine months ended March 31, 2002 totaled $22.1 million and was generated by a $20.5 million decrease in accounts receivable (net of deferred revenue), $13.2 million in non-cash charges related to depreciation and amortization, $9.2 million of net income, a $0.8 million increase in other liabilities, and a $0.6 million decrease in prepaid expenses and other assets, offset by a $21.2 million decrease in accounts payable and a $1.0 million gain on sale of a building and equipment. For the nine months ended March 31, 2001, net cash used by operating activities totaled $9.0 million and was driven by a $34.0 million increase in accounts receivable (net of deferred revenue), a $1.3 million increase in prepaid and other current assets, and a $1.2 million increase in other assets and gain on sale of equipment, offset by $15.8 million for depreciation and amortization, a $7.2 million increase in accounts payable, $2.8 million of net income, and a $1.7 million increase in other current and long-term liabilities.

Net cash used in investing activities for the nine months ended March 31, 2002 totaled $53.9 million and consisted of $39.3 million related to net purchases of marketable securities, $14.7 million used for equipment purchases, and $1.8 million used for the acquisition of EDYABE, offset by $1.9 million in proceeds from the sale of fixed assets. For the nine months ended March 31, 2001, net cash provided by investing activities totaled $2.0 million and consisted principally of $16.7 million of net proceeds from sale of marketable securities partially offset by $11.9 million used to purchase property and equipment and $3.0 million used for the acquisition of FARMOVS.

Net cash provided by financing activities for the nine months ended March 31, 2002 totaled $2.3 million and consisted of $2.0 of proceeds from the issuance of common stock in association with the Company's employee stock purchase and stock option plans and $0.3 million from net borrowings under credit arrangements. For the nine months ended March 31, 2001, net cash used by financing activities totaled $0.7 million and primarily consisted of $1.8 million used to repurchase the Company's common stock and a $0.1 million repayment under credit arrangements, partly offset by $0.8 million of proceeds from the issuance of common stock under the Company's employee stock purchase and stock option plans and $0.4 million of proceeds from the issuance of a subsidiary's common stock.

The Company has a foreign line of credit with a major bank in the amount of approximately $6.0 million. The line is not collateralized, is payable on demand, and bears interest at a rate in the 4% to 5% range. At March 31, 2002, the Company had approximately $6.0 million in available credit under this arrangement.

The Company has other foreign lines of credit with banks totaling approximately $3.0 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2002, the Company had approximately $3.0 million in available credit under these arrangements.

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

Recently Issued Accounting Standards

In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The guidance became effective for periods beginning after December 15, 2001 and required comparative financial statements for prior periods to be reclassified. EITF 01-14 was adopted by PAREXEL in the third quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations because the amount included in revenue was offset by a like amount in expenses. The Company excludes investigator fees from its out-of-pocket expenses because these fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amount of the investigator fees excluded for the three months and nine months ended March 31, 2002 were $18.5 million and $57.3 million, respectively, and for the three months and nine months ended March 31, 2001 were $15.8 million and $39.8 million, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, SFAS 144 will be effective for the Company beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and resulted in the elimination of goodwill amortization of approximately $0.2 million and $0.6 million in the three months and nine months ended March 31, 2002, respectively. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.2 million and $0.6 million of amortization expense would have been eliminated in the three months and nine months ended March 31, 2001, respectively.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations.

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

FOREIGN CURRENCY EXCHANGE RATES

Operations outside of the United States contributed approximately 40% and 42% of the Company's service revenue for the three months and nine months ended March 31, 2002, respectively, and 42% for both the three months and nine months ended March 31, 2001. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subject to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiaries' functional currency. Because expenses of the foreign subsidiaries are generally paid in the local currency, such foreign subsidiaries' local currency earnings are not materially affected by fluctuations in exchange rates. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. For the three months and nine months ended March 31, 2002, the Company recorded $1.1 million and $2.4 million, respectively, of foreign exchange gains. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months.

Conversion to the Euro Currency

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals were permitted to conduct business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro became the sole currency in the member countries. PAREXEL conducts business in seven of the member countries and converted two of those countries to the euro currency in fiscal 2001 and the remaining five in fiscal 2002. Conversion to the euro currency did not create a material effect on either the Company's financial position or its results of operations in either fiscal year 2001 or fiscal year 2002.

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

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR MOST OF

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

Furthermore, the Company has benefited in the past from the tendency of pharmaceutical companies to outsource large clinical research projects. If this tendency slows or reverses, the Company's operations would be materially and adversely affected. For the three months ended March 31, 2002, the Company's five largest clients accounted for 30% of its consolidated service revenue, and one client accounted for 12% of consolidated service revenue. For the three months ended March 31, 2001, the Company's five largest clients accounted for 47% of its consolidated service revenue, and one client accounted for 16% of consolidated service revenue. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. In the past, the Company has experienced contract cancellations with a significant client, which have had a material adverse effect on the Company's financial results.

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

THE COMPANY MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS

Clinical research services primarily involve the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new product by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. Although many of the Company's CRS contracts with clients include indemnity provisions and the Company has loss insurance, the Company's financial stability could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial stability could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. Additionally, the Company could be materially and adversely affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

In the United States, governmental regulation of the drug, medical device and biotechnology product development process continues to be complicated, extensive and demanding. While the FDA and the Congress have attempted to streamline this process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process, the FDA still requires extensive clinical studies and other documentation to demonstrate the efficacy and safety of these products before they can be approved for marketing. The United States, Europe and Japan have collaborated in the 12-year-long International Conference on Harmonization ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH process has resulted in over 50 harmonized technical guidelines that have been accepted in all three regions and have led to a clarification of the regulatory requirements for approval. However there has been no meaningful reduction of the amount of evidence required by these governments for granting marketing approval. The ICH partners have agreed on a common format for marketing applications (the Common Technical Document) that is accepted in the three regions as of July 1, 2001 and as of July 1, 2003 will become mandatory in Europe and Japan and "highly recommended" by the FDA. The new format does not affect the amount of data to be collected and submitted, but does eliminate the need to tailor the format to each region, although there remain some region-specific sections. This may reduce the demand for the Company's services that tailor the marketing applications to local requirements.

The withdrawal of several drugs from the market in recent years due to adverse events has caused the FDA to become more cautious and to require more clinical studies to demonstrate the safety of drugs either before they are approved for marketing or as part of a post-approval obligation. This may delay the approval of new drugs and therefore have a materially adverse impact on the revenue of the Company's clients, with a consequent materially adverse impact on the Company's revenue that is derived from outsourced clinical trials.

Public concern in the U.S. for the protection of participants in clinical trials has increased in recent years, in the wake of several well-publicized adverse events and even deaths associated with clinical trials conducted at major academic medical centers. The U.S. Congress and the FDA are considering legislation and regulations that would strengthen the safeguards for research participant protection. Those potential actions might make it more onerous for the Company and its clients to find clinical investigators, to recruit research participants and to complete clinical trials on schedule. As a result, the Company's revenue and overall business could be materially adversely affected.

In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting GCP standards and by promulgating the European Union Clinical Trials Directive; this Directive will eliminate by 2004 inter-country differences in the process that authorizes clinical trials and will make it more uniform and streamlined, though increasing the safeguards for patient protection. In the past several years, Japan also has adopted GCP through legislation and has legitimatized the use of CROs. The Company's business could be materially and adversely affected by relaxed government regulatory requirements or simplified drug, medical device or biotechnology approval procedures, since such actions may eliminate much of the demand for the Company's services. In addition, if the Company was unable to comply with significant applicable regulation, the relevant governmental agencies could terminate the Company's ongoing research or disqualify its research data.

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

The contract research organization industry is fragmented, with several hundred small, limited-service providers and several large, full-service contract research organizations with global operations. The Company competes against large contract research organizations, including Quintiles Transnational Corporation, Covance, Inc., and Pharmaceutical Product Development, Inc. for both clients and acquisition candidates. In addition, the Company competes for research contracts arising out of the consolidation within the drug industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations.

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

THE COMPANY IS SUBJECT TO CURRENCY TRANSLATION RISKS

The Company derived approximately 40% and 42% of its service revenue for the three months ended March 31, 2002 and 2001, respectively, from operations outside of the United States. Since the Company's revenue and expenses from foreign operations are usually denominated in local currencies, the Company is subject to exchange rate fluctuations between local currencies and the United States dollar. To the extent that the Company cannot shift this currency translation risk to other parties, the Company's operating results could be materially and adversely affected. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
99.1 Schedule of Revenue Recast Under EITF 01-14.

(b) Reports on Form 8-K.
The Company did not file any current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14/th/ day of May 2002.

                           PAREXEL International Corporation

Date: May 14, 2002         By: /s/ Josef H. von Rickenbach
                           ----------------------------------------------------

                           Josef H. von Rickenbach
                           Chairman of the Board and Chief Executive Officer


Date: May 14, 2002         By: /s/ James F. Winschel, Jr.
                           ----------------------------------------------------

                           James F. Winschel, Jr.
                           Senior Vice President and Chief Financial Officer