Form 10-K
period 2002-06-30
PAREXEL INTERNATIONAL CORP
filed 2002-09-26
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

The aggregate market value of Common Stock held by nonaffiliates was $163,596,275 as of August 22, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 20, 2002, there were 25,175,358 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2002 are incorporated by reference into
Part III of this report.

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I

          Item 1.        Business                                                      3
          Item 2.        Properties                                                   20
          Item 3.        Legal Proceedings                                            20
          Item 4.        Submission of Matters to a Vote of Security Holders          21
PART II

          Item 5.        Market for Registrant's Common Equity
                           and Related Stockholder Matters                            22
          Item 6.        Selected Financial Data                                      22
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        23
          Item 7A.       Quantitative and Qualitative Disclosures
                           About Market Risk                                          33
          Item 8.        Financial Statements and Supplementary Data                  34
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                        55
PART III

          Item 10.       Directors and Executive Officers of the Registrant           55
          Item 11.       Executive Compensation                                       55
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters             55
          Item 13.       Certain Relationships and Related Transactions               55
PART IV

          Item 14.       Controls and Procedures                                      55
          Item 15.       Exhibits, Financial Statement Schedule, and
                           Reports on Form 8-K                                        56

SIGNATURES                                                                            57


                                     PART I

ITEM 1.  BUSINESS

GENERAL

PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading biopharmaceutical services company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Over the past nineteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, interactive voice response systems ("IVRS"), electronic data capture solutions, medical diagnostics services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company complements the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its contract research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development consulting, and information technology products and services. The Company's goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new medical products.

The Company is one of the largest biopharmaceutical services company in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 56 locations and has approximately 4,930 employees throughout 37 countries around the world. The Company has established subsidiaries in the major health care markets around the world, including the United States, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Israel, Norway, The Netherlands, and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania and Hungary. The Company believes it is one of the largest biopharmaceutical services companies in both Europe and Japan based upon annual service revenue. During fiscal year 2002, PAREXEL derived 42.8% of its service revenue from its international operations.

The Company was founded in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been and may continue to be an important component of PAREXEL's growth strategy. The Company has completed ten acquisitions over the past five fiscal years.

SERVICES

The Company provides a broad range of knowledge-based contract research, medical marketing, consulting and technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through four business segments: Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, clinical and manufacturing compliance and validation services, industry training, publishing, and management consulting. PCG consultants identify options and propose solutions to address clients' product development, regulatory approval, and commercialization issues. MMS provides a full spectrum of brand positioning, market development, product development, targeted communications, and strategic reimbursement services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, IVRS, electronic data capture solutions, and medical diagnostics. Financial data on a business unit and geographic basis are included in Note 17 to the consolidated financial statements included in Item 8 of this annual report.

CLINICAL RESEARCH SERVICES

The Company's CRS business unit provides clinical trials management and biostatistical and data management services. Revenue from these services represented approximately $261.7 million, or 58.9%, of the Company's consolidated service revenue for fiscal year 2002.

Clinical Trials Management Services

The CRS business unit offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for biopharmaceutical products. The Company has performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/ Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

PAREXEL's CRS business unit can manage every aspect of clinical trials, including study and protocol design, Case Report Forms ("CRFs") design, site and investigator recruitment, patient enrollment, study monitoring and data collection, report writing and medical services. See "Government Regulations" for additional information. CRS's clinical trials projects involve Phase II, III, or IV clinical trials, which are generally larger, longer and more complex than Phase I trials.

Clinical trials are monitored for and with strict adherence to good clinical practice ("GCP"). The design of efficient CRFs, detailed operations manuals and site monitoring by PAREXEL's clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures ("SOPs") which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical development process. The information generated during these trials is critical for gaining marketing approval from the Food and Drug Administration ("FDA") and other regulatory agencies and market acceptance by clinicians and patients. The CRS business unit clinical trials management group assists clients with one or more of the following steps:

..    STUDY PROTOCOL DESIGN. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol also defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed. The protocol also defines the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

..    CRF DESIGN. Once the study protocol has been finalized, the CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. The CRFs for one patient in a given study may consist of 100 or more pages.

SITE AND INVESTIGATOR RECRUITMENT. The product under investigation is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor or the contract research organization ("CRO"). A significant portion of a trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company also provides additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

..    PATIENT ENROLLMENT. The investigators, usually with the assistance of the
     CRO, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

..    STUDY MONITORING AND DATA COLLECTION. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors send completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company offers several remote data entry ("RDE") technologies through Perceptive, which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

..    REPORT WRITING. The statistical analysis findings for data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

..    MEDICAL SERVICES. Throughout the course of a development program, PAREXEL's physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research, including medical supervision of clinical trials, compliance with medical standards and safety regulations, medical writing and strategy and product development.

Biostatistical and Data Management Services

PAREXEL's data management professionals provide a broad array of services to support the accurate collection, organization, validation and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of RDE technologies to gather and report clinical data expedites data exchange while minimizing data collection errors as a result of more timely verification of data integrity. The CRS business unit provides clients with data abstraction, data review and coding, data entry, database verification and editing and resolution of data problems.

The CRS business unit has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application submissions and databases in strict accordance with FDA, European and Asian specifications.

The CRS business unit biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to an analysis plan. Frequently, the CRS business unit biostatisticians represent clients during panel hearings at the FDA.

PAREXEL CONSULTING GROUP

The PCG business unit offers a number of consulting and advisory services in support of product development, regulatory and marketing processes. This group brings together experts from relevant disciplines focused on designing meaningful solutions and helping clients make the best business decisions with respect to their product lifecycle strategies. This group also serves as a valuable resource for the Company's internal operations. PCG includes four business units, KMI, Worldwide Regulatory Affairs ("WRA"), Clinical Pharmacology and Barnett International ("Barnett"). Service revenue from the PCG business represented approximately $97.8 million, or 22.0%, of consolidated service revenue for fiscal year 2002.

KMI

KMI offers manufacturing and information technology related services to the pharmaceutical, biopharmaceutical and medical device industries in the United States and Europe. Employing an experienced team of former FDA investigators and experienced engineers, the Company uses its established methodologies and innovative information systems to assist clients in satisfying regulatory standards for manufacturing and quality systems processes throughout a product's lifecycle. KMI has a staff of senior consultants with extensive experience and recognized expertise in good manufacturing practices ("GMP") and other FDA requirements. KMI can evaluate clients' existing systems, help prepare for FDA inspections, conduct new drug application ("NDA") integrity audits, and develop regulatory correctional action plans.

KMI also has the resources and experience to test processes, laboratory systems, automated unit operations, utilities, distributed control systems, and IS/IT management systems for manufacturing, laboratory, clinical and research applications for compliance with regulatory standards.

Worldwide Regulatory Affairs

Before a product can be launched in a particular country, it must be approved by the regulatory agency having jurisdiction in that country. WRA provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products and medical devices in major jurisdictions in North America, Europe, and Japan. These services include regulatory strategy formulation, regulatory document preparation and review, clinical quality assurance audits, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.

WRA works closely with clients to devise regulatory strategies and comprehensive registration programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain regulatory authority approvals in the most expeditious manner. Through these services, the Company helps its clients obtain regulatory approval for particular products or product lines in certain specific markets throughout the clinical trial process.

Clinical Pharmacology

Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from "first in man" to "proof of concept studies" in Phases I and IIa of development. See "Governmental Regulations" for additional information. PCG's Clinical Pharmacology group provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL's Clinical Pharmacology international network is located in Berlin (Germany), Poitiers (France), Baltimore, Maryland (U.S.), Bloemfontein (South Africa) and Harrow (U.K.), and includes two bioanalytical laboratories in the Poitiers and Bloemfontein locations which perform bioanalytical analyses according to Good Laboratory Practices ("GLP") principles. With these locations, PCG's Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 280 dedicated beds (cooperating partners not included) on three continents. The network also cooperates with a pharmageriatrics center in Germany and a location which specializes in renal and hepatic impairment operating in Poland, Hungary, and the Czech Republic.

Barnett International

PCG's Barnett group offers a wide range of specialized clinical consulting, training, and publication services to the health care industry. Barnett provides management consulting in the clinical research area, offering a wide range of solutions that help pharmaceutical and biotechnology companies improve their own in-house clinical performance. These services include clinical process optimization, benchmarking and performance management, outsourcing management, design and development of SOPs, human performance assessment and management, technological analysis and implementation, and clinical training.

Barnett also provides conferences, seminars and educational materials, covering a multitude of topics in the clinical research field. The publications group produces several recognized periodicals and special publications covering regulatory and drug development matters.

MEDICAL MARKETING SERVICES

Various pressures on the pharmaceutical industry have resulted in a greater focus on decreasing the time to peak sales in order to maximize revenue and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expert product pre-launch and launch services in the U.S., Europe, and internationally. Service revenue from the MMS business represented approximately $64.8 million, or 14.6%, of consolidated service revenue in fiscal year 2002.

The Company's experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing their products' rapid acceptance by opinion leaders, physicians, managed care organization and patient groups leading to accelerated product acceptance and market penetration. MMS provides comprehensive, value-added pre and post-launch services, including market and opinion leader development, market preparation, and targeted communications support to clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include meetings and exhibitions planning, continuing medical education ("CME") programs to help keep medical professionals apprised of current medical developments, strategies for medical manufacturers regarding reimbursement from insurance companies and managed care providers, and telecommunications and call center support for patient assistance programs.

PERCEPTIVE INFORMATICS, INC.

Perceptive, a majority owned subsidiary of the Company which was created by the Company in fiscal year 2001, is a developing business that provides a variety of technology products and services designed to improve clients' product development and commercialization processes. Perceptive currently offers a portfolio of information technology solutions that include web-based portal solutions, IVRS, electronic data capture solutions, medical diagnostics, and other related products and services that can be customized to clients' needs. Perceptive's web solutions support clinical trials management, viewing of clinical trial data, and the launch of new products. IVRS solutions support patient enrollment and randomization, and are used to manage study drug inventory. Electronic data capture solutions have a potential to accelerate visibility of clinical data and decrease time to database lock. Medical diagnostic services coordinate the use of a variety of medical imaging modalities (e.g., radiographs, ultrasound, computed tomography, magnetic resonance imaging, etc.) to evaluate product safety and efficacy. Perceptive performs ongoing market surveillance to identify and support new technologies to benefit clients as well as the Company's internal processes. Service revenue from the business represented approximately $20.0 million, or 4.5%, of consolidated service revenue for fiscal year 2002.

INFORMATION SYSTEMS

PAREXEL is committed to investing in information technology designed to help the Company provide high quality services in a cost-effective manner and to manage its internal resources. The Company has built upon its information technology network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, and project management.

The Company's internal Information Services group is responsible for technology planning and procurement, applications development, program management, operations, and management of the Company's worldwide computer network. The Company's information systems are designed to work in support of and reinforce the Company's SOPs. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries on the progress of projects and, in some cases, to gain direct access to client data on client systems.

SALES AND MARKETING

PAREXEL has personnel based in the Americas, Europe, and Asia/Pacific to conduct the Company's global business development activities. In addition to significant selling experience, most of these personnel have technical and/or scientific backgrounds. The Company's senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.

Each of the Company's business segments has an independent business development team that focuses on its particular market segment, and while all teams may work with the same client companies, the individuals they work with within the Company can vary. In many cases, however, the business segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs.

Each business development employee is generally responsible for a specific group of clients or client segment and for developing a strategy to maintain a relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information, proposal development and defense, and client presentations.

The business development group is supported by PAREXEL's global marketing organization, which is primarily based at the Company's headquarters in Waltham, Massachusetts. The Company's marketing activities consist primarily of brand management, collateral development, participation in industry conferences, advertising, public relations, website development and maintenance, market information development and analysis, and strategic planning.

CLIENTS

During fiscal year 2002, the Company provided services to most of the world's top 20 pharmaceutical and top 10 biotechnology companies (as determined by 2001 revenue). The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal year 2002, the Company's five largest clients accounted for 34% of its consolidated service revenue, while in fiscal year 2001, the Company's five largest clients accounted for 37% of its consolidated service revenue. In fiscal year 2002, one client, Astra Zeneca PLC, accounted for 11% of consolidated service revenue. In fiscal year 2001, one client, Novartis AG, accounted for 10% of consolidated service revenue. The loss of business from a significant client could materially and adversely affect the Company's service revenue and results of operations.

For fiscal 2002, approximately 57.2% of the Company's service revenue was attributed to operations in the United States and approximately 42.8% of the Company's service revenue was attributed to operations outside the United States. Financial data on a geographic basis are included in Note 17 of the consolidated financial statements in this report.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letter of intent agreements, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2002 was approximately $540.0 million, compared with $504.4 million at June 30, 2001. The Company anticipates that approximately $240 million of the backlog as of June 30, 2002 will be recognized as revenue after fiscal year 2003 concludes.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Projects under contracts included in backlog are subject to termination, revision, or delay. Clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts are terminable upon thirty to sixty days' notice by the client. The Company typically is entitled to receive certain fees for winding down a project, which is terminated or delayed, and, in some cases, a termination fee.

COMPETITION

The Company competes with other biopharmaceutical services companies and other organizations that provide one or more of the services currently being offered by the Company. Some of the larger biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development Inc., offer services that compete directly with the Company's services at many levels.

PAREXEL believes that the synergies arising from integrating the products and services offered by its different business units, coupled with its global operations and depth of experience differentiate it from its competitors. Although there are no guarantees that the Company will continue to do so, the Company believes that it competes favorably in all of its business areas. Increased competition could adversely affect operating results.

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills and capabilities. The Company's CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. The Company believes CRS's key competitive strengths are it's global reach and the therapeutic knowledge and expertise of its employees. The primary competitors for the CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., Kendle International Inc. and ICON PLC.

CROs generally compete on the basis of:

..    previous experience with a client or in a specific therapeutic area;
..    medical and scientific expertise in a specific therapeutic areas;
..    quality of services;
..    breadth of services;
..    the ability to organize and manage large-scale clinical trials on a global basis;
..    the ability to manage large and complex medical databases;
..    the ability to provide statistical and regulatory services;
..    the ability to recruit investigators and patients;
..    the ability to integrate information technology with systems to improve the efficiency of contract research;
..    an international presence with strategically located facilities;
..    financial strength and stability; and
..    price.


PCG

PCG competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, smaller companies with a specific service focus, and individual consultants. The Company believes that no other company has the exact combination of services that PCG provides, and because of its varied service offering, there is limited overlap of competitors from one service to the other. The competition in this segment is generally based on expertise, experience, reputation and price.

MMS

MMS competes with a large and fragmented group of companies including specialist medical marketing companies, large international advertising companies that offer medical education services, medical public relation firms, and small and large biopharmaceutical services companies that offer medical marketing and education services. The primary factors on which MMS competes include the ability to understand the commercial, medical/scientific, regulatory/reimbursement and communications issues involved in a successful pharmaceutical product launch, the ability to develop global marketing and communication strategies that accelerate product acceptance and market penetration, and the ability to translate those strategies into actionable activities and price. The Company believes that MMS's key competitive strength is the expert combination of services provided and its varied service offerings that are not offered elsewhere

Perceptive

The Perceptive business competes primarily with biopharmaceutical services companies, information technology companies and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive's key competitive strength is its combination of technological expertise with a deep knowledge of clinical development. Its strategy of collaborating with other technology companies to implement certain tools, rather than developing its own, allows Perceptive to adapt more quickly to new technologies than many of its competitors. Perceptive's market position may be affected over time by competitors' efforts to develop and market new information technology products and services.

INTELLECTUAL PROPERTY

The Company has developed certain computer software and technically derived procedures and products. In order to maximize the quality and effectiveness of the Company's services, PAREXEL has sought to protect this intellectual property through a combination of contracts, trademarks, trade secrets, and common law copyrights. Although the Company's intellectual property rights are important to the results of operations, the Company believes that such factors as the technical expertise, knowledge, ability and experience of Company professionals are more important, and provide significant benefits to the Company's clients.

EMPLOYEES

As of June 30, 2002, the Company had 4,930 employees. Approximately 42.6% of the employees are located in North America and 57.4% are located throughout Europe, Asia/Pacific and South America. The Company believes that its relations with its employees are good.

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

GOVERNMENT REGULATIONS

PAREXEL provides clinical trial and diverse consulting services for the drug, biologic and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials can adversely affect the business. Lack of success in obtaining marketing approval or clearance for a product PAREXEL has provided clinical trial or other regulatory services for can also adversely affect the business, although PAREXEL makes no guarantees to its clients for successful outcomes of the regulatory process.

The services provided by PAREXEL in the United States are subject to ongoing FDA regulation. The Company is obligated to comply with FDA requirements governing such activities as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to products and maintaining thorough and accurate records. The Company is also required to ensure that the computer systems it uses to process human data from clinical trials are validated in accordance with the electronic records regulations that apply to the pharmaceutical and CRO industries. The Company must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsor and the FDA during audits. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial.

The clinical investigation of new drugs, biologics and devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. Specifically, in the European Union ("EU") clinical trials are subject to national regulation. At present, the rules are not harmonized (see discussion of the International Conference on Harmonization below), but most member states require some form of notification or approval by government authorities, review and approval by independent ethics committees and other measures to protect the interests of human subjects. As in the US, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The foreign regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA's regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors for at least the past six years. Beginning in 1991, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals (through a process known as the International Conference on Harmonization, or ICH). Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian, Western European and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document ("CTD") in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format will become mandatory in Europe, Japan and Canada, and highly recommended by FDA in the U.S. The Company has been developing the expertise to compile CTDs for its clients in both paper and electronic form.

REGULATION OF DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phase I, II and III studies are completed with respect to a given product, if at all, although the time period may last many years. The stages of this development process are as follows:

Preclinical Research (approximately 1 to 3.5 years). In vitro ("test tube") and animal studies in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions and diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application ("IND"), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan, and must be activated by the FDA before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.

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

          . Phase III-Larger scale, multi-center comparative clinical trials conducted with patients afflicted by a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are nonexistent, limited or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND"), which may span late Phase II, Phase III, and FDA review. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

NDA or Biologic License Application ("BLA") Preparation and Submission. Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA (or the CTD in the future), which today comprises, on average, roughly 100,000 pages.

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

REGULATION OF MEDICAL DEVICES

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

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

Recent legislative changes protecting confidential medical information could impact the manner in which the Company conducts certain components of its business. On August 14, 2002, the Department of Health and Human Services issued final modifications to privacy regulations (the "Privacy Rule") under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations impose new restrictions governing the disclosure of confidential medical information in United States. The Privacy Rule requires all companies subject to it to comply with its provisions on or before April 14, 2003.

The failure on the part of the Company, its clients and/or the physician investigators from whom the Company receives confidential medical information to comply with the Privacy Rule could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Additionally, the issuance of a notice of finding by a governmental authority against either the Company or its clients, based upon a material violation by the Company of any applicable regulation, could materially and adversely affect its business.

POTENTIAL LIABILITY AND INSURANCE

PAREXEL's clinical research services focuses on the testing of experimental drugs and devices on human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug. PAREXEL does not provide healthcare services directly to patients. Rather, physician investigators are responsible for administering drugs and evaluating patients. Many of these patients are already seriously ill and are at risk of further illness or death.

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

The Company currently maintains an errors and omissions professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

RISK FACTORS

The statements included in this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, and actual future results, to differ significantly from the results indicated by the forward-looking statements. These important factors are discussed below in greater detail and elsewhere in this annual report.

The forward-looking statements included in this annual report represent the Company's estimates as of the date of this annual report. The Company specifically disclaims any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing the Company's estimates or views as of any date subsequent to the date of this annual report.

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     .   merger or potential merger related activities;
     .   failure of products being tested to satisfy safety requirements;
     .   failure of products being tested is proven ineffective;
     .   products having unexpected or undesired clinical results;
     . client decisions to forego a particular study, perhaps for economic reasons;
     .   insufficient patient enrollment in a study;
     .   insufficient investigator recruitment;
     .   production problems which cause shortages of the product;
     .   product withdrawal following market launch; and
     .   manufacturing facility shut down.

In addition, the Company believes that FDA regulated companies may proceed with fewer clinical trials or conduct them without the assistance of biopharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with biopharmaceutical services companies. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. The Company has in the past experienced contract cancellations, which have had a material adverse effect on the Company's financial results.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors, many of which are beyond the Company's control. Factors that cause these variations include:

     .   the level of new business authorizations in a particular quarter or year;
     . the timing of the initiation, progress, or cancellation of significant projects;
     .   exchange rate fluctuations between quarters or years;
     .   restructuring charges;
     .   the mix of services offered in a particular quarter or year;
     .   the timing of the opening of new offices;
     .   costs and related financial impact of acquisitions;
     .   the timing of other internal expansion costs;
     . the timing and amount of costs associated with integrating acquisitions; and
     . the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

A high percentage of the Company's operating costs is fixed. Therefore, the timing of the completion, delay or loss of contracts, or the progress of client projects, can cause the Company's operating results to vary substantially between reporting periods. The Company believes that period-to-period comparisons of results of operations are not a good indication of future performance.

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. In addition, PAREXEL's PCG and MMS businesses also compete with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies.

Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, because of their concentrated size and focus, some of the smaller specialized companies against which the Company competes may compete effectively against it. If the Company does not compete successfully with such businesses and organizations, the Company may lose clients, which would cause its business to suffer.

THE FIXED PRICE NATURE OF THE COMPANY'S CONTRACTS COULD HURT ITS OPERATING
RESULTS

The majority of the Company's contracts are at fixed prices. As a result, the Company bears the risk of cost overruns. If the Company fails to adequately price its contracts or if it experiences significant cost overruns, the Company's operating results could be materially adversely affected. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future, which would have material adverse impact on its operating results.

STREAMLINED GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY PRODUCT DEVELOPMENT PROCESS COULD REDUCE THE NEED FOR THE COMPANY'S SERVICES

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive and demanding. A large part of the Company's business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, such as to streamline procedures or to relax approval standards, could eliminate or reduce the need for the Company's services, and, as a result, the Company's business, results of operations and financial condition could be materially adversely affected.

In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting GCP standards and by making the process more uniform and streamlined. In the past several years, Japan also has adopted GCP through legislation and has legitimized the use of CROs. The United States, Europe and Japan have also collaborated in the 11-year-long International Conference on Harmonization (ICH), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

ANY FAILURE BY THE COMPANY TO COMPLY WITH EXISTING REGULATIONS WOULD HARM THE COMPANY'S REPUTATION AND OPERATING RESULTS

If the Company fails to comply with applicable governmental regulations, it could result in the termination of the Company's ongoing research or sales or marketing projects, or the disqualification of data for submission to regulatory authorities. This would harm the Company's reputation, its prospects for future work and its operating results. In addition, failure to comply with a governmental regulation could result in the Company having to repeat research or redo trials. The Company may be contractually required to take such action at no further cost to the customer, but at substantial cost to the Company.

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED CARE ORGANIZATIONS

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

In addition to health care reform proposals, the expansion of managed care organizations in the healthcare market may result in reduced spending on research and development. Managed care organizations' efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, the Company could have fewer business opportunities and its revenue and financial condition could be adversely affected.

NEW AND PROPOSED LAWS AND REGULATIONS REGARDING CONFIDENTIALITY OF PATIENT INFORMATION COULD RESULT IN INCREASED RISKS OF LIABILITY, INCREASED COSTS, OR LIMITATIONS ON SERVICE OFFERINGS

The confidentiality and release of patient-specific information are subject to government regulation. Under HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final federal regulations governing patient-specific information may require the Company to implement new security measures that may result in substantial expenditures or limit its ability to offer some of its products and services. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the federal regulations. There is also a risk of civil or criminal liability if the Company is found to be responsible for any violations of applicable laws, regulations or duties relating to the use, privacy or security of health information.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES THAT COULD MAKE ITS PRODUCTS AND SERVICES LESS COMPETITIVE OR OBSOLETE

The biotechnology, pharmaceutical and medical device industries generally and clinical research specifically are subject to increasingly rapid technological changes. The Company's competitors or others might develop technologies, products or services that are more effective or commercially attractive than the Company's current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and the Company cannot make enhancements to its technologies, products and services necessary for the Company to remain competitive, the Company's competitive position, and in turn its business, revenue and financial condition, would be materially and adversely affected.

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

In fiscal year 2002, the Company's five largest clients accounted for 34% of its consolidated service revenue, and one client accounted for 11% of consolidated service revenue. In fiscal year 2001, the Company's five largest clients accounted for 37% of its consolidated service revenue, and one client accounted for 10% of consolidated service revenue. The Company expects that a small number of customers will continue to represent a significant part of the Company's revenue. The Company's contracts with these customers generally can be terminated on short notice. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. The Company has in the past experienced contract cancellations with a significant client, which had a materially adverse effect on the Company's financial results.

THE COMPANY'S BUSINESS DEPENDS ON BEING ABLE TO SUBMIT ELECTRONIC RECORDS TO THE FDA ACCORDING TO FDA REGULATIONS

If the Company were unable to submit electronic records to the FDA, its ability to provide services to customers who meet FDA requirements could be adversely affected. The FDA published 21 CFR Part 11 "Electronic Records; Electronic Signatures; Final Rule" ("Part 11") in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records. In certain circumstances, Part 11 requires those utilizing electronic records to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. The Company's ability to provide services to customers in full compliance with applicable regulations includes a requirement that, over time, all of the Company's affected systems become compliant with the requirements of Part 11.

THE COMPANY'S PERCEPTIVE BUSINESS DEPENDS ON THE CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE, AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS.

Perceptive's business requires collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. Perceptive depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, telecommunication networks, internet servers and related infrastructure. To the extent that Perceptive's hardware or software malfunctions or access to Perceptive's data by internal research personnel or customers through the Internet is interrupted, its business could suffer.

Perceptive's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Perceptive's software products are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support its customers' needs, it could result in loss of or delay in revenue and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact Perceptive's business.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW SERVICES

An important element of the Company's strategy is the successful development and marketing of new services that complement or expand the Company's existing businesses. If the Company is unable to (1) develop new services and (2) create demand for those newly developed services, it will not be able to implement this element of its strategy, and its future business, results of operations and financial condition could be adversely affected. The Company cannot make any assurance that it will be able to develop or market new services successfully.

IF THE COMPANY IS UNABLE TO ATTRACT SUITABLE WILLING VOLUNTEERS FOR THE CLINICAL TRIALS OF ITS CLIENTS, ITS CLINICAL RESEARCH SERVICES BUSINESS MIGHT SUFFER

One of the factors on which the Company's CRS business competes is the ability to recruit patients for the clinical studies the Company is managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, which to date have provided a substantial pool of potential subjects for research studies. The trials being managed by CRS and ultimately the Company's CRS business could be adversely affected if the Company was unable to attract suitable and willing volunteers on a consistent basis.

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

THE COMPANY MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH CLAIMS

The Company's CRS business primarily involves the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. Such services involve a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new product by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. Although many of the Company's CRS contracts with clients include indemnity provisions and the Company has loss insurance, the Company's financial condition could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. The Company's financial condition could also be materially and adversely affected in cases where the indemnity, although applicable, is not performed in accordance with its terms. Additionally, the Company's financial condition could be adversely and materially affected if its liability exceeds the amount of its insurance. The Company may not be able to continue to secure insurance on acceptable terms.

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

THE COMPANY'S BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT ITS REVENUE AND RESULTS OF OPERATIONS

Because the Company provides most of its services worldwide, its business is subject to risks associated with doing business internationally. The Company's service revenue from its non-U.S. operations represented approximately 42.8% of its total service revenue for the year ended June 30, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's future results could be harmed by a variety of factors, including:

     . changes in a specific country's or region's political or economic conditions, including Western Europe, in particular;
     . potential negative consequences from changes in tax laws affecting the Company's ability to repatriate profits;
     .    difficulty in staffing and managing widespread operations; and
     . unfavorable labor regulations applicable to the Company's European operations.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 42.8% of the Company's service revenue for the year ended June 30, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect the Company's results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

     . Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies and then are translated into U.S. dollars for financial reporting purposes.

     . Foreign Currency Transaction Risk. The Company's service contracts may be denominated in a currency other than the functional currency in which the Company performs the service related to such contracts.

The Company tries to limit these risks through exchange rate fluctuation provisions stated in its service contracts, or may hedge transaction risk with foreign currency exchange contracts. Despite such efforts, the Company may still experience fluctuations in financial results from its operations outside the United States, and the Company cannot assure that it will be able to favorably reduce the currency transaction risk associated with its service contracts.

THE COMPANY'S DEVELOPMENT OF ITS PERCEPTIVE INFORMATICS BUSINESS MAY NEGATIVELY IMPACT RESULTS IN THE SHORT TERM

The Company is currently making investments in its technology subsidiary, Perceptive Informatics, Inc. and may need to make additional investments in the future in order to achieve its objectives. The profitability of Perceptive will depend, in part, on customer acceptance and use of its products and services and its ability to compete against rival products and services. There can be no assurance that Perceptive will be profitable in the future or that any revenue resulting from it will be sufficient to offset the Company's investments in this division.

THE COMPANY'S BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND SUCH EXPANSION AND ANY FUTURE EXPANSION COULD STRAIN THE COMPANY'S RESOURCES IF NOT PROPERLY MANAGED

The Company's business has expanded substantially in the past. Future rapid expansion could strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

     .    continue to improve its operating, administrative and information systems;
     . accurately predict its future personnel and resource needs to meet client contract commitments;
     .    track the progress of ongoing client projects; and
     . attract and retain qualified management, sales, professional, scientific and technical operating personnel.

The Company may face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

     . assimilate differences in foreign business practices, exchange rates and regulatory requirements;
     .    operate amid political and economic instability;
     .    hire and retain qualified personnel; and
     .    overcome language, tariff and other barriers.

THE COMPANY MAY MAKE ACQUISITIONS IN THE FUTURE WHICH MAY LEAD TO DISRUPTIONS TO THE COMPANY'S ONGOING BUSINESS

The Company may make strategic acquisitions in the future. The Company has made a number of acquisitions and will continue to review new acquisition opportunities. If the Company is unable to successfully integrate an acquired company, the acquisition could lead to disruptions to the Company's business. The success of an acquisition will depend upon, among other things, the Company's ability to:

     .    assimilate the operations and services or products of the acquired company;
     .    integrate acquired personnel;
     .    retain and motivate key employees;
     .    retain customers; and
     . minimize the diversion of management's attention from other business concerns.

Acquisitions of foreign companies may also involve additional risks, including assimilating differences in foreign business practices and overcoming language and cultural barriers.

In the event that the operations of an acquired business do not meet the Company's performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business, which could have a materially adverse effect on the Company's financial results.

ITEM 2.  PROPERTIES

As of June 30, 2002, the Company occupied approximately 1,321,320 square feet of building space in 56 locations in 37 countries around the world. Except for its facility in Alexandria, VA that covers approximately 7,500 square feet and is owned by the Company, the Company leases its building space under various leases that expire between 2003 and 2011.

The Company's headquarters occupy 212,000 square feet of leased space in Waltham, Massachusetts under a lease that expires in 2009. The Company's non-U.S. facilities account for approximately 607,062 square feet. In particular, the Company occupies approximately 304,000 square feet in various locations in the United Kingdom, 187,000 square feet in various locations in Germany and 99,000 square feet in various locations in France.

The following table indicates the approximate square footage of property attributable to each of the Company's operating segments:

                         Total Sq. Ft.
                        ----------------
         CRS ..........          940,176
         PCG ..........          156,000
         MMS ..........          175,144
         Perceptive ...           50,000

See Note 14 to the Consolidated Financial Statements for further information regarding the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

On or about June 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York against the Company and four of its directors by two arbitrageurs, Elliott Associates, L.P. and Westgate International L.P. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 20(a) of the Exchange Act and asserted state law claims for fraud and negligent misrepresentation. On November 28, 2000, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss all counts of the complaint. The time period to appeal this decision has expired. On or about April 23, 2001, a complaint was filed by the arbitrageurs, Elliott Associates, L.P. and Elliott International, L.P. f/k/a Westgate International, L.P., in the Supreme Court of the State of New York in connection with the same matter alleging claims of common law fraud under the laws of New York against the Company and seeking monetary damages. On May 24, 2002, the Supreme Court of the State of New York granted the Company's Motion to Dismiss all counts of the complaint. The time period to appeal this decision has expired. No appeal of this decision was filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "PRXL". The table below shows the high and low sales prices of the common stock for each quarter of the fiscal years ended June 30, 2001 and 2002.

                                2001                       2002
                                ----                       ----
                           High      Low              High      Low
                           ----      ---              ----      ---
First Quarter              $11.75    $ 8.50           $19.74    $10.46
Second Quarter             $10.88    $ 8.06           $16.20    $10.14
Third Quarter              $17.25    $ 9.94           $17.40    $13.00
Fourth Quarter             $20.00    $11.69           $16.08    $11.95

As of August 22, 2002, there were approximately 92 stockholders of record. The number does not include shareholders for which shares were held in a "nominee" or "street" name.

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividend in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and number of employees)

                                                      2002           2001            2000           1999           1998
                                                  ------------   ------------    ------------   ------------   -------------
                    OPERATIONS
                    ----------
Service revenue                                       $444,318       $387,560        $378,150       $348,486        $285,442
Income (loss) from operations                           20,493        (6,860) (1)       2,983(2)      20,564(3)       13,301(4)
Net income (loss)                                       13,235          (825)           4,388         15,622           9,319
Basic earnings (loss) per share                          $0.53        $(0.03)           $0.18          $0.63           $0.39
Diluted earnings (loss) per share                        $0.52        $(0.03)           $0.17          $0.62           $0.38

                FINANCIAL POSITION
                ------------------
Cash, cash equivalents and marketable securities       $66,109        $60,949         $90,530        $89,957         $76,634
Working capital                                        138,020        117,210         123,680        132,757         118,937
Total assets                                           407,161        361,534         351,940        333,565         261,758
Long-term debt                                             432             12             104             79              36
Stockholders' equity                                  $200,077       $177,822        $186,133       $192,032        $168,380

                    OTHER DATA
                    ----------
Purchase of property and equipment                     $23,808        $18,145         $19,089        $18,910         $27,736
Depreciation and amortization                          $17,893        $21,453         $21,934        $17,932         $15,114(5)
Number of employees                                      4,930          4,640           4,200          4,198           3,705
Weighted average shares used in computing:
  Basic earnings (loss) per share                       24,928         24,637          24,981         24,848          23,939
  Diluted earnings (loss) per share                     25,582         24,637          25,140         25,128          24,825

(1) Loss from operations for the year ended June 30, 2001, include a restructuring benefit of $0.7 million. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a business location in the U.S. Also in the year ended June 30, 2001, the Company recorded restructuring charges of $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded $1.0 in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities, $0.9 million of one-time asset write-offs, as well as $0.6 million in expenses associated with discontinued services.

(2) Income from operations for the year ended June 30, 2000 includes $13.1 million related to restructuring and other charges recorded in the third quarter, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

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

(5) Depreciation and amortization for the year ended June 30, 1998 includes a non-cash charge of $1.7 million to reflect a change in estimate in the remaining useful lives of certain computer equipment as a result of integration activities of acquired companies and the Company's program to upgrade and standardize its information technology platform.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading biopharmaceutical services company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Over the past nineteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, interactive voice response systems, electronic data capture solutions, medical diagnostics services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, IVRS, electronic data capture solutions, and medical diagnostics.

Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the product.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. These out-of-pocket expenses are reflected in the Company's Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $74.6 million, $56.2 million and $55.0 million for the years ended June 30, 2002, 2001 and 2000, respectively.

Direct Costs primarily consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed by clients, and certain facilities and information systems costs. Selling, General and Administrative expenses consist principally of compensation and related fringe benefits for selling and administrative employees, professional services, advertising costs, and allocated costs related to facilities and information systems.

The Company's stock is quoted on the Nasdaq Stock Market under the symbol
"PRXL."

CRITICAL ACCOUNTING POLICIES

The following critical accounting policies are used in the preparation of the Company's financial statements.

Revenue

Service revenue on fixed price contracts is recognized as service is provided based on the ratio that costs incurred to-date bear to estimated total costs at completion, as estimated by the project managers on a monthly basis. This method requires the Company to estimate total expected revenue and total expected costs. Revenue related to contract modifications is recognized when the Company has reached agreement with the client, the amounts are reasonably determinable, and the services have been performed. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual costs incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's financial position or its results of operations.

Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue

Billed accounts receivable represents amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historical collectability and specific identification of potential problems. In the event the Company is unable to collect all or part of its outstanding receivables, there may be a material impact to the Company's financial position or its results of operations.

Income Taxes

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by Statement of Financial Accounting Standards ("SFAS") No. 109. Income tax expense is based on the distribution of profit before tax amongst the taxing jurisdictions where the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. The provision is a combination of current-year tax liability and future tax liability / benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated financial results of operations.

Employee Stock Compensation

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees", or APB 25, and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If the Company accounted for stock options under SFAS 123, it would have recorded additional compensation expense for the stock option grants to employees. If the Company is unable to continue to account for stock options under ABP 25, its financial results would be materially adversely affected to the extent of the additional compensation expense it would have to recognize, which could change significantly from period to period based on several factors including the number of stock options granted and fluctuations of its stock price and/or interest rates.

Foreign Currencies

The Company derives a large portion of its service revenue from operations in foreign countries. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect the Company's results of operations. Gains and losses on transactions denominated in currencies other than an entity's functional currency are reported in other income (expense). Adjustments from the translation of the subsidiary entities' foreign functional currencies to the reported U.S. dollars are reported in accumulated other comprehensive income/loss within stockholder's equity.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill was amortized using the straight-line method over the expected useful life. Subsequent to the adoption of SFAS No. 142, goodwill is subject to annual impairment testing. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal year 2002. Based on this assessment, there was no impairment identified at June 30, 2002. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the two years ended June 30, 2002 and 2001.

                        For the year ended June 30, 2002
                      (in thousands, except per share data)

                                          First         Second          Third        Fourth
                                         Quarter        Quarter        Quarter       Quarter
                                      -------------  ------------   ------------  ------------
Service revenue                            $101,840      $106,874       $112,027      $123,577
Income from operations                        2,517         4,201          4,556         9,219
Net income                                    2,456         3,068          3,711         4,000
Diluted earnings per share                    $0.10         $0.12          $0.14         $0.16

                        For the year ended June 30, 2001
                      (in thousands, except per share data)

                                          First         Second         Third         Fourth
                                         Quarter       Quarter        Quarter       Quarter
                                      -------------  ------------   ------------  ------------
Service revenue                             $88,215       $94,324        $98,322      $106,699
Income (loss) from operations (1)            (1,113)          194            684        (6,625)
Net income (loss)                              (101)          957          1,899        (3,580)
Diluted earnings (loss) per share             $0.00         $0.04          $0.08        $(0.15)

(1) Income (loss) from operations for the first quarter ended September 30, 2000, include a restructuring benefit of $0.7 million. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million from exiting a business location in the U.S. Also in the first quarter, the Company recorded a $0.4 million one-time write-down of aged receivables in Eastern Europe and $0.6 million in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities. During the fourth quarter ended June 30, 2001, the Company recorded restructuring charges of $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally in the fourth quarter, the Company recorded $0.5 million of one-time expense associated with asset write-offs in Europe, $0.6 million in expenses associated with discontinued services, and $0.4 million in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities.

ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million. In connection with this transaction, the Company recorded approximately $1.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

On September 29, 2000, the Company acquired a clinical pharmacology unit located in Northwick Park Hospital in Harrow, U.K. The fair value of the assets acquired and the amount the Company paid for this transaction was nominal. As such, there was no goodwill recorded for this transaction.

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

During the quarter ended June 30, 2001, the Company recorded restructuring and other charges totaling $7.2 million due to a decision to consolidate some of the Company's operating facilities. The $7.2 million consisted of $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded restructuring benefits of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research projects. As a result, the Company estimated that total revenue for fiscal year 2000 and 2001 would be unfavorably impacted by $50 million to $55 million in the aggregate. Consequently, during the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which were not expected to produce future value.

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. Service revenue, direct costs and gross profit on service revenue for fiscal years 2002, 2001, and 2000 were as follows:

                                                        2002 vs. 2001                          2001 vs. 2000
                                                   -----------------------                 ----------------------
IN THOUSANDS                                         Increase                                Increase
                           2002          2001       (Decrease)       %          2000        (Decrease)      %
                       ------------  ------------  ------------  ---------  ------------   ------------  --------
Service revenue:
  CRS                      $261,727      $240,501       $21,226       8.8%      $262,698       $(22,197)    -8.4%
  PCG                        97,775        80,796        16,979      21.0%        66,525         14,271     21.5%
  MMS                        64,829        54,277        10,552      19.4%        48,927          5,350     10.9%
  Perceptive                 19,987        11,986         8,001      66.8%             -         11,986         -
                       ------------  ------------  ------------             ------------   ------------

                           $444,318      $387,560       $56,758      14.6%      $378,150         $9,410      2.5%
                       ============  ============  ============             ============   ============

Direct costs:
  CRS                      $175,120      $165,337        $9,783       5.9%      $173,544        $(8,207)    -4.7%
  PCG                        71,466        63,611         7,855      12.3%        51,963         11,648     22.4%
  MMS                        43,464        37,347         6,117      16.4%        35,378          1,969      5.6%
  Perceptive                 15,873        11,465         4,408      38.4%             -         11,465         -
                       ------------  ------------  ------------             ------------   ------------

                           $305,923      $277,760       $28,163     -10.1%      $260,885        $16,875      6.5%
                       ============  ============  ============             ============   ============

Gross profit on
  service revenue:
  CRS                       $86,607       $75,164       $11,443      15.2%       $89,154       $(13,990)   -15.7%
  PCG                        26,309        17,185         9,124      53.1%        14,562          2,623     18.0%
  MMS                        21,365        16,930         4,435      26.2%        13,549          3,381     25.0%
  Perceptive                  4,114           521         3,593     689.6%             -            521         -
                       ------------  ------------  ------------             ------------   ------------

                           $138,395      $109,800       $28,595      26.0%      $117,265        $(7,465)    -6.4%
                       ============  ============  ============             ============   ============

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2001
(See Item 8 Consolidated Statements of Operations for reference)

Service revenue increased by $56.8 million, or 14.6%, to $444.3 million for the fiscal year ended June 30, 2002 from $387.6 million for the same period in 2001. On a geographic basis, service revenue for fiscal year 2002 was distributed as follows: Americas $255.4 million (57.5%), Europe $171.7 million (38.6%), and Asia/pacific $17.2 million (3.9%). In fiscal year 2001, service revenue was distributed as follows: Americas $228.3 million (58.9%), Europe $146.0 million (37.7%), and Asia/Pacific $13.3 million (3.4%). On a segment basis, CRS service revenue increased by $21.2 million, or 8.8%, to $261.7 million in fiscal year 2002 from $240.5 million in fiscal year 2001. The year-over-year increase in CRS service revenue was driven mainly by a 21.7% increase in new business awards, principally in the biotech business with peri-approval projects. These increases in new business were offset in part by an unusually high rate of cancellations in fiscal year 2002 which, in the vast majority of cases, were due to client safety and efficacy issues and budgetary reasons. PCG service revenue increased by $17.0 million, or 21.0%, to $97.8 million in fiscal year 2002 from $80.8 million in fiscal year 2001 largely due to new business awards and incremental revenue resulting from fiscal year 2001 clinical pharmacology acquisitions, as well as solid increases in regulatory consulting in connection with recent increases in FDA enforcement activity. MMS service revenue increased by $10.6 million, or 19.4%, to $64.8 million in fiscal year 2002 as compared with $54.3 million in fiscal year 2001 primarily due to an increase in the number of projects serviced by the business which was in part attributable to an expansion of the MMS client base in the North America market. Perceptive service revenue increased by $8.0 million, or 66.8%, to $20.0 million in fiscal year 2002 from $12.0 million in fiscal year 2001 principally due to a significant increase in new business awards from existing clients, and continued business expansion to new customers. These increases were attributable principally to the growth in the web, voice, and data product offerings.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $28.2 million, or 10.1%, to $305.9 million in fiscal year 2002 from $277.8 million in fiscal year 2001. On a segment basis, CRS direct costs increased $9.8 million, or 5.9%, to $175.1 million in fiscal year 2002 from $165.3 million in fiscal year 2001 primarily due to higher labor costs associated with increased business volume. As a percentage of service revenue, CRS direct costs improved by 1.8 percentage points in fiscal year 2002, as compared with fiscal year 2001 primarily due to improved operational labor efficiencies and effective implementation of cost control measures as part of focused profitability improvement initiatives (e.g. enhanced billing practices and improved project management). PCG direct costs increased by $7.9 million, or 12.3%, to $71.5 million in fiscal year 2002 from $63.6 million in fiscal year 2001 primarily due to inclusion of the fiscal year 2001 acquisitions in the results for the full year and higher employee-related expenses associated with increased business volume across all business lines. As a percentage of service revenue, PCG direct costs improved by 5.6 percentage points as a result of greater fixed cost efficiency associated with revenue growth, as well as the impact of some higher margin regulatory projects in fiscal year 2002. MMS direct costs increased by $6.1 million, or 16.4%, to $43.5 million in fiscal year 2002, as compared with $37.3 million in fiscal year 2001 primarily due to higher employee-related expenses required to support increased business volume. As a percentage of service revenue, MMS direct costs improved by 1.8 percentage points primarily due to increased efficiency and further improvements in direct cost management. Perceptive's direct costs increased by $4.4 million, or 38.4%, to $15.9 million in fiscal year 2002 from $11.5 million in fiscal 2001 primarily due to increased labor expense needed to support revenue growth within the business segment. As a percentage of service revenue, Perceptive's direct costs improved 16.3 percentage points, as compared with fiscal year 2001, primarily due to greater cost efficiency.

Selling, general and administrative ("SG&A") expense increased by $11.3 million, or 12.7%, to $100.0 million in fiscal year 2002 from $88.7 million in fiscal year 2001 primarily due to increased labor costs associated with business growth (80% of total increase), marketing and promotion expense (13% of total increase), and other miscellaneous costs. As a percentage of service revenue, SG&A decreased by 0.4 percentage points.

The Company had approximately 4,930 employees at the end of fiscal year 2002 and 4,640 employees at the end of fiscal year 2001. The increase was primarily due to the acquisition of EDYABE, as well as hiring of additional employees needed to support revenue growth in all business segments.

Depreciation and amortization ("D&A") expense decreased $3.6 million, or 16.6%, to $17.9 million in fiscal year 2002 from $21.5 million in fiscal year 2001 primarily due to foreign currency fluctuations compared with fiscal year 2001, adjustments which were made to the estimated useful lives of assets abandoned during the first quarter of fiscal year 2001 as part of the Company's restructuring plan, the current year impact of past restructuring activities, and the adoption of SFAS No. 142, under which the Company eliminated approximately $0.8 million in amortization expense in fiscal year 2002. As a percentage of service revenue, D&A expense decreased to 4.0% in fiscal year 2002, from 5.5% in fiscal year 2001.

Income from operations increased $27.4 million to $20.5 million in fiscal year 2002 from a loss of $6.9 million one year ago, primarily for the reasons noted in the preceding paragraphs, and the absence of restructuring charges in fiscal year 2002 when compared with fiscal year 2001. Income from operations as a percentage of service revenue increased to 4.6% in fiscal year 2002, as compared with a negative 1.8% in the last fiscal year.

Total other income decreased $5.3 million, or 68.4%, to $2.4 million in fiscal year 2002 from $7.7 million in fiscal year 2001. The decrease was primarily due to lower worldwide interest rates and a reduction in foreign exchange gains related to the weakened U.S. dollar versus the Euro and the British Pound primarily during the fourth quarter of fiscal year 2002. The decrease was partially offset by a $0.9 million gain from the sale of a building.

The Company had an effective income tax rate of 39.3% in fiscal year 2002 compared with 142.5% in fiscal year 2001. The reduction was primarily due to favorable changes in the mix of taxable income in the different jurisdictions where the Company operates and restructuring and other charges taken in fiscal year 2001, which were not benefited in fiscal year 2001. Without the impact of restructuring and other charges, the effective tax rate for fiscal year 2001 would have been 41.8%. As of June 30, 2002, there was approximately $7.8 million of net operating loss carryforward tax benefit still remaining to be used in future years. As of June 30, 2002, there was a valuation reserve established of approximately $10.0 million related to the benefit of these losses and other tax assets.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2000
(See Item 8 Consolidated Statements of Operations for reference)

Service revenue increased $9.4 million, or 2.5%, to $387.6 million in fiscal year 2001 from $378.2 million for 2000. This growth was primarily attributable to an increase in the volume of projects serviced by the Company due in part to acquisitions completed during fiscal year 2001. In fiscal year 2001, service revenue from North American and Asian operations increased 1.3% and 76.0%, respectively, over the prior year while service revenue from European operations was flat. On a segment basis, CRS service revenue decreased $22.2 million, or 8.4%, from the prior year primarily due to the decision to break out Perceptive as a separate segment during fiscal year 2001 and the impact of project cancellations and delays. PCG service revenue increased $14.3 million, or 21.5%, from the prior year due to $7.9 million derived from acquisitions completed in fiscal year 2001 and increased projects serviced by the business. MMS service revenue increased $5.4 million, or 10.9%, mainly due to increased projects serviced by the business. Perceptive service revenue was $12.0 million in fiscal year 2001. Perceptive service revenue was included within CRS in fiscal year 2000, and therefore, no comparative data is available.

Direct costs increased $16.9 million, or 6.5%, to $277.8 million for fiscal year 2001 from $260.9 million in fiscal year 2000 mainly as a result of business growth, the decision to invest in Perceptive, and employee retention programs. On a segment basis, CRS direct costs decreased $8.2 million, or 4.7%, to $165.3 million for fiscal year 2001 from $173.5 million for fiscal year 2000 primarily due to lower labor and related costs associated with lower revenue and Perceptive's direct costs being reported as part of CRS in the comparable prior year period. PCG direct costs increased $11.6 million, or 22.4%, to $63.6 million for fiscal year 2001 from $52.0 million for fiscal year 2000 and MMS direct costs increased $2.0 million, or 5.6%, to $37.3 million for fiscal year 2001 from $35.4 million for fiscal year 2000. The higher direct costs for PCG and MMS were principally due to an increased level of hiring and personnel costs associated with acquisitions and increased projects serviced by those businesses in fiscal year 2001. Perceptive direct costs were $11.5 million in fiscal year 2001 and were included within CRS in fiscal year 2000, and therefore, no comparative data is available. As a percentage of service revenue, direct costs increased to 68.7% and 78.7% in fiscal year 2001 from 66.1% and 78.1% in fiscal year 2000 for CRS and PCG, respectively, due in part to the cost of expanded employee retention programs. MMS direct costs as a percentage of service revenue decreased to 68.8% in fiscal year 2001 from 72.3% in fiscal year 2000, primarily due to improved cost management. Perceptive direct costs as a percentage of service revenue were 95.7% in fiscal year 2001.

SG&A expenses increased $9.1 million, or 11.5%, to $88.7 million for fiscal year 2001 from $79.6 million in 2000. The increase in SG&A was principally due to higher personnel costs associated with new hires and employee retention programs in all business segments, increased facilities-related expenses and increased professional fees associated, in part, with the Company's restatement of its fiscal year 2000 financial statements. As a percentage of service revenue, SG&A expenses were 22.9% in fiscal year 2001 and 21.1% in fiscal year 2000.

The Company had approximately 4,640 employees at the end of fiscal year 2001 compared with 4,200 at the end of fiscal year 2000. The PCG and MMS businesses accounted for 84% of the total increase. This increase was primarily due to acquisitions in the PCG operation and new hires to accommodate new projects in PCG, MMS and Perceptive, partially offset by reductions in staff due to restructuring in the CRS business segment.

D&A expense remained essentially flat at approximately $21.5 million in fiscal year 2001 when compared with fiscal year 2000. As a percentage of service revenue, D&A decreased to 5.5% in fiscal year 2001 from 5.7% in fiscal year 2000.

The Company's loss from operations was $6.9 million in fiscal year 2001 versus income of $3.0 million in fiscal year 2000. Excluding restructuring and other charges, income from operations decreased $15.0 million, or 87.9%, to $2.1 million in fiscal year 2001 from $17.1 million in fiscal year 2000. Excluding these charges, income from operations as a percentage of service revenue decreased to 0.5% in fiscal year 2001 from 4.5% in fiscal year 2000. The decrease was primarily due to higher direct costs and SG&A expenses as noted above.

Total other income increased $2.2 million, or 40.0% to $7.7 million in fiscal year 2001 from $5.5 million in fiscal year 2000 primarily due to higher foreign exchange gains, offset by lower interest income.

The Company had an effective tax rate of 142.5% in fiscal year 2001 and 48.2% in fiscal year 2000. This increase was primarily attributable to changes in the mix of taxable income within the different geographic jurisdictions in which the Company operates, the utilization of previously unbenefitted net operating losses in certain foreign jurisdictions (primarily Germany), and the impact of restructuring and other charges the Company took in fiscal year 2001. Without the impact of restructuring and other charges, the effective tax rate would have been 41.8% in fiscal year 2001 and 39.0% in fiscal year 2000. As of June 30, 2001, $1.1 million of net operating loss carryforward tax rate benefits remained.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 56 days at June 30, 2002 compared with 67 days at June 30, 2001. The decrease in DSO in fiscal year 2002 as compared with fiscal 2001 was primarily due to improved billing practices and increased collection activities. Accounts receivable, net of the allowance for doubtful accounts was $224.7 million ($131.5 million in billed accounts receivable and $93.2 million in unbilled accounts receivable) at June 30, 2002 and $206.9 million ($121.5 million in billed accounts receivable and $85.4 million in unbilled accounts receivable) at June 30, 2001. Deferred revenue was $114.7 million at June 30, 2002 and $93.6 million at June 30, 2001. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by gross revenue (service revenue, reimbursement revenue, and investigator fees) for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

The Company has lines-of-credit with foreign banks in the aggregate of approximately $10.0 million. These lines-of-credit are not collateralized and are payable on demand. At June 30, 2002, the Company had approximately $10.0 million available under these credit arrangements.

Net cash provided by operating activities totaled $22.3 million in fiscal year 2002 as compared with $5.6 million used in operating activities in fiscal year 2001. The net cash provided by operating activities in fiscal year 2002 consisted of $13.2 million of net income, $17.9 million related to depreciation and amortization expense, an $11.3 million increase in other liabilities, a $3.8 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), and $0.7 million of minority interest in the net income of a consolidated subsidiary, partially offset by a $14.7 million decrease in accounts payable, a $6.2 million increase in deferred income taxes, a $2.7 million increase in prepaids and other assets, and a $1.0 million gain on the disposal of assets. The net use of cash in fiscal year 2001 consisted of a $38.7 million increase in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), a net loss of $0.9 million, partially offset by $21.5 million related to depreciation and amortization, a $4.1 million decrease in deferred income taxes, a $6.3 million increase in accounts payable, and a $2.6 million increase in other liabilities.

Net cash used by investing activities for fiscal year 2002 totaled $63.9 million and consisted of $40.3 of net cash used to purchase marketable securities, $23.8 million used primarily for software and hardware purchases across all business segments, and $1.8 million used for a business acquisition, partly offset by $1.9 million in proceeds from the sale of certain assets. Net cash provided by investing activities for fiscal year 2001 totaled $13.4 million and consisted of net proceeds of $33.6 million from the sale of marketable securities and $0.9 million of proceeds from the sale of assets, partially offset by $18.1 million used primarily for software and hardware purchases across all business segments and $3.0 million used for the acquisition of FARMOVS.

Net cash provided by financing activities totaled $3.3 million for fiscal year 2002 and consisted primarily of proceeds from the issuance of common stock in association with the Company's employee stock purchase and stock option plans. Net cash provided by financing activities totaled $0.4 million for fiscal year 2001 and consisted of $2.3 million from the issuance of common stock under the Company's stock options and employee stock purchase plans, offset by $1.9 million used to repurchase the Company's common stock.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company is unable to generate new contracts with existing and new clients and/or the level of contract cancellations increases, revenue and cash flow will be adversely affected (see Risk Factor for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs.

In the future, the Company expects to consider acquiring businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

The Company's contractual obligations and commitments for fiscal years subsequent to June 30, 2002 are as follows:

($ IN THOUSANDS)        2003   2004    2005    2006   Thereafter   Total
                     -------- ------- ------- ------- ---------- --------

Operating leases      $27,269 $24,961 $23,775 $21,023   $98,054  $195,082
Obligations under
  capital lease            89      97     105     114        92       497
                     -------- ------- ------- ------- ---------- --------

                      $27,358 $25,058 $23,880 $21,137   $98,146  $195,579
                     ======== ======= ======= ======= ========== ========

The Company expects capital expenditures to total approximately $25.0 million in fiscal year 2003.

As of June 30, 2002, PAREXEL did not have any off-balance sheet arrangements.

MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

Foreign Currency Exchange Rates

The Company derived approximately 43% of its service revenue for fiscal year 2002, 41% of its service revenue for fiscal year 2001 and 40% of its service revenue for fiscal year 2000, from operations outside of North America. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. During fiscal years 2002 and 2001, the Company recorded foreign exchange gains of $0.2 million and $5.0 million, respectively. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months. The Company does not expect gains or losses on these contracts to have a material impact on its financial results (see Note 2 to the Consolidated Financial Statements).

Conversion to the Euro Currency

On January 1, 1999, a new currency, the Euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals were permitted to conduct business in the member countries in both the Euro and existing national currencies. On January 1, 2002, the Euro became the sole currency in the member countries. PAREXEL conducts business in seven of the member countries and converted two of those countries to the Euro currency in fiscal year 2001 and the remaining five in fiscal year 2002. Conversion to the Euro currency did not create a material effect on either the Company's financial position or its results of operations in either fiscal year 2001 or fiscal year 2002.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in the Company's fiscal year ending June 30, 2003. The adoption of SFAS 146 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

In November 2001, the EITF of the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The guidance became effective for periods beginning after December 15, 2001 and required comparative financial statements for prior periods to be reclassified. EITF 01-14 was adopted by PAREXEL in the third quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations because the amount included in revenue was offset by a like amount in expenses. The Company excludes investigator fees from its out-of-pocket expenses because these fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amount of the investigator fees incurred on behalf of clients for the fiscal year ended June 30, 2002, 2001 and 2000, were $74.6 million, $56.2 million and $55.0 million, respectively.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and resulted in the elimination of goodwill amortization of approximately $0.8 million for fiscal 2002. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.8 million of amortization expense would have been eliminated for fiscal year 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" under Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the years ended June 30,
                                                            ----------------------------
                                                       ($ in thousands, except per share data)

                                                      2002             2001            2000
                                                  --------------  ---------------  --------------
Service revenue                                        $444,318         $387,560        $378,150
Reimbursement revenue                                   120,606           93,728          73,348
                                                  --------------  ---------------  --------------

TOTAL REVENUE                                           564,924          481,288         451,498

Costs and expenses:
Direct costs                                            305,923          277,760         260,885
Reimbursable out-of-pocket expenses                     120,606           93,728          73,348
Selling, general and administrative                     100,009           88,745          79,611
Depreciation and amortization                            17,893           21,453          21,583
Restructuring and other charges                               -            6,462          13,088
                                                  --------------  ---------------  --------------

TOTAL COSTS                                             544,431          488,148         448,515
                                                  --------------  ---------------  --------------

INCOME (LOSS) FROM OPERATIONS                            20,493           (6,860)          2,983

Interest income                                           2,693            2,677           4,370
Interest expense                                         (1,452)             (96)           (419)
Other income, net                                         1,200            5,151           1,531
                                                  --------------  ---------------  --------------

TOTAL OTHER INCOME                                        2,441            7,732           5,482

Income before provision for income taxes                 22,934              872           8,465
Provision for income taxes                                9,013            1,243           4,077
Minority interest                                           686              454               -
                                                  --------------  ---------------  --------------

NET INCOME (LOSS)                                       $13,235            $(825)         $4,388
                                                  =============  ===============  ==============

Earnings (loss) per share:
Basic                                                     $0.53           $(0.03)          $0.18
Diluted                                                   $0.52           $(0.03)          $0.17

Weighted average shares
Basic                                                    24,928           24,637          24,981
Diluted                                                  25,582           24,637          25,140

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                                                                June 30,
                                                                                         2002                  2001
                                                                                  ----------------    --------------
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                                $22,479           $57,590
 Marketable securities                                                                     43,630             3,359
 Billed and unbilled accounts receivable, net (Note 5)                                    224,713           206,904
 Prepaid expenses                                                                           8,688            10,025
 Current deferred tax assets                                                               21,642            13,987
 Other current assets                                                                       6,388             3,022
                                                                                  ----------------    --------------
       Total current assets                                                               327,540           294,887

Property and equipment, net (Note 6)                                                       47,624            39,888
Goodwill and other intangible assets, net                                                  14,763            12,695
Non-current deferred tax assets                                                            11,201             8,427
Other assets                                                                                6,033             5,637
                                                                                  ----------------    --------------
       Total assets                                                                      $407,161          $361,534
                                                                                  ================    ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                         $422              $254
 Accounts payable                                                                          11,858            26,296
 Deferred revenue                                                                         114,723            93,577
 Accrued expenses                                                                          15,814            17,135
 Accrued employee benefits and withholdings                                                31,713            24,864
 Current deferred tax liabilities                                                           2,538             1,794
 Income taxes payable                                                                       7,361             3,682
 Other current liabilities                                                                  5,091             3,797
                                                                                  ----------------    --------------
       Total current liabilities                                                          189,520           171,399

Long-term debt                                                                                432                12
Non-current deferred tax liabilities                                                        9,268             5,789
Other liabilities                                                                           5,087             3,944
                                                                                  ----------------    --------------
       Total liabilities                                                                  204,307           181,144
                                                                                  ----------------    --------------

Commitments and contingencies (Note 14)

Minority interest in subsidiary                                                             2,777             2,568

Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized:
      5,000,000; none issued and outstanding
    Common stock--$.01 par value; shares authorized:
      50,000,000 at June 30, 2002 and 2001; shares
      issued: 26,033,808 at June 30, 2002 and
      25,636,220, at June 30, 2001; shares outstanding:
      25,172,808 at June 30, 2002 and 24,775,220 at
      June 30, 2001                                                                           261               257
 Additional paid-in capital                                                               167,829           164,141
 Treasury stock, at cost; 861,000 shares at June 30, 2002 and 2001                         (8,165)           (8,165)
 Retained earnings                                                                         52,455            39,220
 Accumulated other comprehensive loss                                                     (12,303)          (17,631)
                                                                                  ----------------    --------------
     Total stockholders' equity                                                           200,077           177,822
                                                                                  ----------------    --------------
         Total liabilities and stockholders' equity                                      $407,161          $361,534
                                                                                  ================    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ($ in thousands, except share and per share data)

                                                      Common Stock
                                             -------------------------------
                                                                                                    Accum.
                                                                                                     Other
                                                                                        Retained    Compre-    Total      Compre-
                                                                 Additional  Treasury   Earnings    hensive   Stock-     hensive
                                                 Number    Par    Paid-in     Stock,    (Accum.     Income   holders'    Income/
                                               Of Shares  Value   Capital    At Cost    Deficit)    (Loss)    Equity      (Loss)
                                             ---------------------------------------------------------------------------------------
Balance at June 30, 1999                      25,103,049   $251    $159,593     $(18)    $35,785   $(3,579)  $192,032

Shares issued under stock option/
  purchase plans                                 267,109      3       2,354                                     2,357
Income tax benefit from exercise
  of stock options                                                      110                                       110
Shares repurchased                              (651,000)                     (6,406)                          (6,406)
Net unrealized loss on marketable securities                                                             2          2           2
Foreign currency translation adjustment                                                             (6,350)    (6,350)     (6,350)
Net income                                                                                 4,388                4,388       4,388
                                             ---------------------------------------------------------------------------------------

Balance at June 30, 2000                      24,719,158   $254    $162,057  $(6,424)    $40,173   $(9,927)  $186,133     $(1,960)
                                                                                                                       =============

Shares issued under stock option/
  purchase plans                                 266,062      3       1,874                                     1,877
Income tax benefit from exercise
  of stock options                                                      227                                       227
Shares repurchased                              (210,000)                     (1,758)                          (1,758)
Foreign currency translation adjustment                                                             (7,704)    (7,704)     (7,704)
Retirement of Treasury Stock                                            (17)      17
Elimination of net income of
  subsidiary for change in fiscal year                                                      (128)                (128)
Net loss                                                                                    (825)                (825)       (825)
                                             ---------------------------------------------------------------------------------------

Balance at June 30, 2001                      24,775,220   $257    $164,141  $(8,165)    $39,220  $(17,631)  $177,822     $(8,529)
                                                                                                                       =============

Shares issued under stock option/
  purchase plans                                 397,588      4       3,263                                     3,267
Income tax benefit from exercise
  of stock options                                                      425                                       425
Foreign currency translation adjustment                                                              5,328      5,328       5,328
Net income                                                                                13,235               13,235      13,235
                                             ---------------------------------------------------------------------------------------

Balance at June 30, 2002                      25,172,808   $261    $167,829  $(8,165)    $52,455  $(12,303)  $200,077     $18,563
                                             =======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                              For the years ended June 30,
                                                                       2002                2001               2000
                                                                 ------------------  -----------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES:                                       $13,235              $(825)           $4,388
Net income (loss)
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Minority interest in net income of consolidated subsidiary                 686                454                 -
    Depreciation and amortization                                           17,893             21,453            21,934
    (Gain) loss on disposal of assets                                         (963)              (108)            1,638
    Deferred income taxes                                                   (6,206)             4,063            (7,179)
    Allowance for doubtful accounts                                             47                875            (1,427)

Change in assets and liabilities, net of effects from acquisitions:
  Accounts receivable                                                      (16,911)           (46,901)           (9,726)
  Prepaid expenses and other current assets                                 (1,962)             1,163            (1,439)
  Other assets                                                                (737)            (2,130)              432
  Accounts payable                                                         (14,727)             6,316             4,114
  Deferred revenue                                                          20,614              7,354            13,339
  Other current liabilities                                                 10,205                (16)            3,709
  Other liabilities                                                          1,140              2,665                30
                                                                 ------------------  -----------------  -----------------
Net cash provided (used) by operating activities                            22,314             (5,637)           29,813
                                                                 ------------------  -----------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                        (364,594)           (93,120)          (83,090)
Proceeds from sale of marketable securities                                324,323            126,735            73,670
Purchases of property and equipment                                        (23,808)           (18,145)          (19,089)
Acquisition of a business, net of cash acquired                             (1,793)            (2,994)           (3,000)
Proceeds from sale of assets                                                 1,945                915               587
Other investing activities                                                       -                  -            (1,244)
                                                                 ------------------  -----------------  -----------------
Net cash provided (used) by investing activities                           (63,927)            13,391           (32,166)
                                                                 ------------------  -----------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       3,267              1,878             2,357
Payments to repurchase common stock                                              -             (1,758)           (6,225)
Borrowings (repayments) under lines of credit                                   73               (129)             (762)
Repayments under capital lease obligations                                     (28)                 -                 -
Proceeds from issuance of subsidiary's common stock                              -                386                 -
                                                                 ------------------  -----------------  -----------------
Net cash provided (used) by financing activities                             3,312                377            (4,630)
                                                                 ------------------  -----------------  -----------------

Elimination of net loss of a subsidiary for change in fiscal year                -               (128)                -

Effect of exchange rate changes on cash and cash equivalents                 3,190             (3,921)           (1,514)
                                                                 ------------------  -----------------  -----------------

Net increase (decrease) in cash and cash equivalents                       (35,111)             4,082            (8,497)
Cash and cash equivalents at beginning of year                              57,590             53,508            62,005
                                                                 ------------------  -----------------  -----------------

Cash and cash equivalents at end of year                                   $22,479            $57,590           $53,508
                                                                 ==================  =================  =================

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                ($ in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest                                                                    $1,448                $50                $22
Income taxes                                                                $9,975             $3,202            $14,159

Acquisitions, net of cash acquired:
  Fair value of assets acquired and goodwill                                $2,928             $5,550             $4,187
  Liabilities and minority interest assumed                                 (1,135)            (2,556)            (1,187)
                                                                 ------------------  -----------------  -----------------
Cash paid for acquisitions                                                  $1,793             $2,994             $3,000
                                                                 ==================  =================  =================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Asset purchased under capital lease                                           $525                  -                  -

Income tax benefit from exercise of stock options                             $425               $227               $110

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

The Company is a leading biopharmaceutical services company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Over the past nineteen years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, IVRS, electronic data capture solutions, medical diagnostics services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company changed the fiscal year end for one of its subsidiaries, MMS, from May 31 to June 30 in fiscal year 2001. The effect of this change resulted in the reduction of retained earnings in the amount of $0.1 million during fiscal year 2001.

Reclassifications

Certain fiscal year 2001 amounts have been reclassified to conform with the fiscal year 2002 presentation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

Revenue

Fixed price contract revenue is recognized as services are performed based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided in the current period in its entirety. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Deferred revenue represent amounts billed in excess of revenue recognized.

Effective January 1, 2002, the Company adopted EITF 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. These out-of-pocket expenses are reflected in the Company's Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $74.6 million, $56.2 million and $55.0 million for the years ended June 30, 2002, 2001 and 2000, respectively.

As required under EITF 01-14, the Company has restated the prior periods for the reclassifications presented as follows:

               ($ IN THOUSANDS)                                         2001               2000
                                                                   ----------------    --------------
               Total Revenue, as previously reported                      $387,560          $378,150
               Reclassification of reimbursed expenses                      93,728            73,348
                                                                   ----------------    --------------
               Total Revenue, as restated                                 $481,288          $451,498
                                                                   ================    ==============

               Total Costs, as previously reported                        $394,870          $375,167
               Reclassification of reimbursed expenses                      93,278            73,348
                                                                   ----------------    --------------
               Total Costs, as restated                                   $488,148          $448,515
                                                                   ================    ==============

Cash, Cash Equivalents, Marketable Securities, and Financial Instruments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Marketable securities include securities purchased with original maturities of greater than three months. Marketable securities are classified as "available for sale" and are carried at fair market value, which approximates amortized cost.

Concentration of Credit Risk

Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal year 2002, one client, Astra Zeneca PLC, accounted for 11% of consolidated service revenue. In fiscal year 2001 and 2000, one client, Novartis AG, accounted for 10% and 21% of consolidated service revenue, respectively.

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

Intangible Assets

Intangible assets consist principally of goodwill attributable to acquired businesses. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisitions accounted for under the purchase method. Prior to the adoption of SFAS No. 142, intangible assets were amortized using the straight-line method over their expected useful life ranging from five to twenty-five years. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and resulted in the elimination of goodwill amortization.

Intangible assets of $14.8 million and $12.7 million, included in Goodwill and Other Intangible assets, are net of accumulated amortization of $2.2 million and $2.1 million as of June 30, 2002 and 2001, respectively. Amortization expense was $0.06 million, $0.8 million and $1.5 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences (utilizing current tax rates) of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, for the estimated future tax benefits of deductible temporary differences and tax operating loss and credit carryforwards and are net of valuation allowances established in jurisdictions where the realization of those benefits is questionable. Deferred income tax expense represents the change in the net deferred tax asset and liability balances.

Foreign Currency

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' equity in the consolidated balance sheet. Transaction gains and losses are included in other income, net in the consolidated statements of operations.

Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan.

Stock-Based Compensation

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by FASB Interpretation No. 44. Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" for disclosure purposes only.

Financial Instruments

From time to time, the Company enters into forward exchange contracts to hedge foreign currency exposures. These forward exchange contracts were entered into as economic hedges, which have not been designated as hedges for accounting purposes as defined under FAS 133.

Realized gains or losses on forward exchange contracts, acquired for the purpose of reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than functional currencies, are reflected in Other Income (Expense). Forward exchange contracts are marked to market with the unrealized gain or loss reflected in Other Income (Expense).

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146. SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in the Company's fiscal year ending June 30, 2003. The adoption of SFAS 146 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

In November 2001, the EITF of the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The guidance became effective for periods beginning after December 15, 2001 and required comparative financial statements for prior periods to be reclassified. EITF 01-14 was adopted by PAREXEL in the third quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations because the amount included in revenue was offset by a like amount in expenses. The Company excludes investigator fees from its out-of-pocket expenses because these fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amount of the investigator fees incurred on behalf of clients for the fiscal year ended June 30, 2002, 2001 and 2000, were $74.6 million, $56.2 million and $55.0 million, respectively.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, SFAS 144 will be effective for the Company beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 was adopted by the Company in the first quarter of fiscal year 2002 and resulted in the elimination of goodwill amortization of approximately $0.8 million for fiscal year 2002. Had SFAS No. 142 been implemented in fiscal year 2001, approximately $0.8 million of amortization expense would have been eliminated for fiscal year 2001.

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

NOTE 3.  ACQUISITIONS

Fiscal Year 2002

Effective July 1, 2001, the Company acquired EDYABE, a contract research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million. In connection with this transaction, the Company recorded approximately $1.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

Fiscal Year 2001

On September 29, 2000, the Company acquired a clinical pharmacology unit located in Northwick Park Hospital in Harrow, U.K. The fair value of the assets acquired and the amount the Company paid for this transaction were nominal. As such, there was no goodwill recorded for this transaction.

Effective September 1, 2000, the Company acquired a majority interest in FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

Fiscal Year 2000

On September 1, 1999, the Company acquired CEMAF S.A., a leading Phase I clinical research and bioanalytical laboratory located in Poitiers, France. The Company acquired the business and related facilities for an initial cash payment of approximately $3.0 million in a transaction accounted for as a purchase business combination. In connection with this transaction, the Company paid an additional amount of approximately $3.0 million to purchase certain buildings in May 2000. This amount is reflected in property and equipment on the Company's balance sheet as of June 30, 2000. In accordance with the terms of the asset purchase agreement, the Company was obligated to make additional payments in contingent purchase price if CEMAF achieved certain established annual earnings targets in each fiscal year through June 30, 2002. No payments were required in fiscal year 2002, 2001 and 2000. In connection with recording the assets and liabilities acquired, the Company recorded approximately $2.4 million related to the excess cost over the fair value of the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

NOTE 4. MARKETABLE SECURITIES

Available-for-sale securities included in marketable securities at June 30, 2002 and 2001, consisted of the following:

($ IN THOUSANDS)                          2002           2001
                                      ------------   ------------
Municipal debt securities                 $43,630         $3,359
                                      ============   ============

At June 30, 2002, all available-for-sale securities were scheduled to mature on varying dates within one year.

The Company's investments are reflected at fair market value, which approximates amortized cost. During fiscal year 2002, gross realized gains totaled $0.2 million and gross realized losses totaled $0.2 million. During fiscal year 2001, gross realized gains totaled $0.3 million and gross realized losses totaled $0.3 million. In fiscal year 2000, gross realized gains totaled $2.2 million and gross realized losses totaled $2.0 million.

NOTE 5.  BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2002 and 2001, consisted of the following:

($ IN THOUSANDS)                           2002           2001
                                      -------------  -------------
Billed                                     $134,720       $124,285
Unbilled                                     94,615         87,194
Allowance for doubtful accounts              (4,622)        (4,575)
                                      -------------  -------------

                                           $224,713       $206,904
                                      =============  =============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 and 2001, consisted of the following:

($ IN THOUSANDS)                           2002           2001
                                      -------------  -------------
Owned assets:
  Computer and office equipment             $65,402        $55,409
  Computer software                          32,735         22,236
  Furniture and fixtures                     22,859         19,882
  Leasehold improvements                     11,346          9,856
  Buildings                                   4,354          5,675
  Other                                         974            997
                                      -------------  -------------
                                            137,670        114,055
Less: accumulated depreciation              (90,536)       (74,167)
                                      -------------  -------------
                                             47,134         39,888
                                      -------------  -------------

Assets held under capital lease:
  Computer software                             525              -
Less: accumulated amortization                  (35)             -
                                      -------------  -------------
                                                490              -
                                      -------------  -------------

                                            $47,624        $39,888
                                      =============  =============

Depreciation and amortization expense relating to property and equipment was $17.9 million, $20.6 million, and $20.1 million, for the years ended June 30, 2002, 2001, and 2000, respectively. The depreciation expense for the year ended June 30, 2001 includes $0.9 million of accelerated depreciation due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

NOTE 7. RESTRUCTURING AND OTHER CHARGES

The Company did not record any restructuring provisions in fiscal year 2002.

During the quarter ended June 30, 2001, the Company recorded restructuring and other charges totaling $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded restructuring benefits of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research projects. As a result, the Company estimated that total revenue for fiscal year 2000 and 2001 would be reduced by $50 million to $55 million in the aggregate.

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

During the three months ended June 30, 1999, the Company recorded a $2.8 million charge in connection with the centralization of certain facilities. The charge consisted of future non-cancellable lease payments partially offset by estimated sublease income.

Fiscal years 2002, 2001, and 2000 activities against the restructuring accrual were as follows and are recorded under accrued expenses in the Company's Consolidated Balance Sheet:

($ IN THOUSANDS)                               Balance at            Gross             Payments/          Balance at
                                             June 30, 2001         Provisions         Adjustments        June 30, 2002
                                           ------------------- ------------------- ------------------- ------------------
Employee severance costs                                $2,785                   -            $(1,609)             $1,176
Facilities related charge                                5,709                   -             (3,584)              2,125
Other charges                                              242                   -               (242)                  -
                                           ------------------- ------------------- ------------------- ------------------

                                                        $8,736                   -            $(5,435)             $3,301
                                           =================== =================== =================== ==================

                                               Balance at            Gross             Payments/          Balance at
                                             June 30, 2000         Provisions         Adjustments        June 30, 2001
                                           ------------------- ------------------- ------------------- ------------------
Employee severance costs                                $4,183              $3,070            $(4,468)             $2,785
Facilities related charge                                4,976               3,891             (3,158)              5,709
Other charges                                              (15)                269                (12)                242
                                           ------------------- ------------------- ------------------- ------------------

                                                        $9,144              $7,230            $(7,638)             $8,736
                                           =================== =================== =================== ==================

                                               Balance at           Gross            Payments/         Balance at
                                             June 30, 1999        Provisions        Adjustments       June 30, 2000
                                           ------------------ ------------------ ------------------ -----------------
Employee severance costs                                    -             $7,157           $(2,974)            $4,183
Facilities related charge                               2,557              4,317            (1,898)             4,976
Other charges                                               -              1,614            (1,629)               (15)
                                           ------------------ ------------------ ------------------ -----------------
                                                       $2,557            $13,088           $(6,501)            $9,144
                                           ================== ================== ================== =================

NOTE 8.   CREDIT ARRANGEMENTS

The Company has a foreign line of credit with a major bank in the amount of approximately $7.0 million. The line is not collateralized, is payable on demand, and bears interest at a rate in the 4% to 5% range. At June 30, 2002, the amount outstanding under this credit arrangement was zero.

The Company has other foreign lines of credit with banks totaling approximately $3.0 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2002, the Company had approximately $3.0 million available credit under this arrangement.

NOTE 9.   STOCKHOLDERS' EQUITY

As of June 30, 2002 and 2001, there were 5,000,000 shares of preferred stock, $0.01 per share, authorized; but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. The Company did not repurchase any of its common stock during fiscal year ended June 30, 2002. During the fiscal year ended June 30, 2001, the Company acquired 210,000 shares at a total cost of $1.8 million.

NOTE 10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 1.2 million, 3.6 million, and 1.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for fiscal years 2002, 2001, and 2000, respectively because they were anti-dilutive.

The following table is a summary of shares used in calculating basic and diluted earnings per share:

                                                                 Years ended June 30,
(IN THOUSANDS)                                             2002         2001          2000
                                                       ------------  -----------  ------------
Net income (loss)                                           $13,235        $(825)       $4,388

Weighted average number of shares outstanding, used
 in computing basic earnings per share                       24,928       24,637        24,981
Dilutive common stock options                                   654            -           159
                                                       ------------  -----------  ------------
Weighted average shares used in computing
  diluted earnings per share                                 25,582       24,637        25,140
                                                       ============  ===========  ============

Basic earnings (loss) per share                               $0.53       $(0.03)        $0.18
Diluted earnings (loss) per share                             $0.52       $(0.03)        $0.17

NOTE 11.  STOCK AND EMPLOYEE BENEFIT PLANS

The Stock Option Committee of the Board of Directors is responsible for administration of the Company's stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

2001 Stock Incentive Plan

In September 2001, the Company adopted the 2001 Stock Incentive Plan, ("2001 Plan") which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 1,000,000 shares of common stock to employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment) of the Company. Options under the 2001 Plan expire in ten years from the date of grant and the vesting period may vary at the board of directors' discretion.

1998 Stock Plan

In February 1998, the Company adopted the 1998 Non-qualified, Non-officer Stock Option Plan (the "1998 Plan") which provides for the grant of non-qualified options to purchase up to an aggregate of 500,000 shares of common stock to any employee or consultant of the Company who is not an executive officer or director of the Company. In January 1999, the Company's Board of Directors approved an increase in the number of shares issuable under the 1998 Plan to 1,500,000 shares. Options under the 1998 Plan expire in eight years from the date of grant and vest at dates ranging from the issuance date to five years.

1995 Stock Plan

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive stock options for the purchase of up to an aggregate of 3,028,674 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire eight years from the date of grant and vest over ninety days to five years.

Employee Stock Purchase Plans

In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan); whichever was lower, up to specified limits. An aggregate of 600,000 shares could have been issued under the Purchase Plan. The Purchase Plan terminated in fiscal year 2000.

In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). Under the 2000 Purchase Plan, employees have the opportunity to purchase common stock at 85% of the average market value on the first or last day of the plan period (as defined by the Purchase Plan); whichever is lower, up to specified limits. An aggregate of approximately 800,000 shares may be issued under the 2000 Purchase Plan.

Stock Options of Subsidiary

In August 2000, Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company, adopted the 2000 Stock Incentive Plan ("the Plan") to grant rights to purchase up to an aggregate of 3,530,000 shares of Perceptive common stock. Under the Plan, Perceptive may grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2002 and 2001, Perceptive was not publicly traded and the shares outstanding under this plan were 3,182,927 and 2,689,971, respectively.

Summary Data for PAREXEL Stock Option Plans

Aggregate stock option activities for all plans, excluding Perceptive's Plan, for the three years ended June 30, 2002 were as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                 Options               Price
                                             ----------------    -----------------
Outstanding at June 30, 1999                        2,358,260               $22.55
Granted                                               945,850                 9.88
Exercised                                             (56,718)                4.75
Canceled                                             (588,897)               21.77
                                             ----------------

Outstanding at June 30, 2000                        2,658,495                18.38
Granted                                             1,400,500                11.17
Exercised                                             (83,297)                6.82
Canceled                                             (381,175)               19.27
                                             ----------------

Outstanding at June 30, 2001                        3,594,523                15.76
Granted                                               876,000                13.19
Exercised                                            (130,324)                8.41
Canceled                                             (325,629)              $17.79
                                             ----------------

Outstanding at June 30, 2002                        4,014,570               $15.20
                                             ================

Exercisable at June 30, 2002                        1,830,609

Available for future grant at June 30, 2002         1,182,121

Summary information related to options outstanding and exercisable as of June 30, 2002 is as follows:

                               Options Outstanding                                             Options Exercisable
-----------------------------------------------------------------------------------       -------------------------------
                                                Weighted
                                                 Average             Weighted                                Weighted
    Range of             Outstanding            Remaining             Average              Exercisable       Average
    Exercise                as of              Contractual           Exercise                 as of          Exercise
     Prices             June 30, 2002         Life (Years)             Price              June 30, 2002       Price
------------------   -------------------- ---------------------- ------------------       --------------- ---------------
  $ 0.00 - $ 3.78                 30,548           1.9                      $ 0.01                30,548          $ 0.01
  $ 3.78 - $ 7.56                 83,000           1.7                      $ 7.34                83,000          $ 7.34
  $ 7.56 - $11.34              1,168,719           5.6                      $ 9.57               442,130          $ 9.53
  $11.34 - $15.12              1,526,736           7.0                      $12.75               186,482          $12.44
  $15.12 - $18.91                263,100           3.7                      $17.98               215,018          $18.32
  $18.91 - $22.69                282,027           4.4                      $21.25               249,058          $21.27
  $22.69 - $26.47                130,290           3.7                      $24.12               130,290          $24.12
  $26.47 - $30.25                246,925           3.6                      $27.08               235,465          $27.05
  $30.25 - $34.03                231,925           2.8                      $31.77               209,178          $31.79
  $34.03 - $37.81                 51,300           3.8                      $36.18                49,440          $36.20
                     --------------------                                                 ---------------
                               4,014,570                                                       1,830,609
                     ====================                                                 ===============

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2002: Risk free interest rates of 4.08% fiscal year 2002, 5.52% in fiscal year 2001 and 6.10% in fiscal year 2000; dividend yield of 0.0% for each year; volatility factor of the expected market price of the Company's common stock of 64% for fiscal year 2002, 67% for fiscal year 2001 and 72% for fiscal year 2000; and an average holding period of six years. During fiscal year 2002, 2001 and 2000, the weighted-average grant-date fair value of the stock options granted was $8.30, $6.43 and $6.30 per share, respectively.

If the compensation cost for the Company's stock options and the Purchase Plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)             2002        2001        2000
                                               ----------  ----------  ----------
Pro forma net income (loss)                        $7,377     $(4,893)    $(1,057)
Pro forma net income (loss) per diluted
  weighted average share                            $0.29      $(0.20)     $(0.04)

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future years.

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.6 million, $2.4 million and $2.4 million, for the years ended June 30, 2002, 2001, and 2000, respectively.

NOTE 12.  FINANCIAL INSTRUMENTS

As of June 30, 2002 and 2001, the Company entered into forward exchange contracts to exchange Euro and British Pounds for U.S. dollars. The notional contract amount of outstanding forward exchange contracts were approximately $24.0 million and $8.0 million at June 30, 2002 and 2001, respectively.

While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of forward exchange contracts were approximately $0.4 million at June 30, 2002 and $0.1 million at June 30, 2001.

At June 30, 2002, maturities of the Company's forward exchange contracts were one to two months.

NOTE 13.  INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)                       2002         2001         2000
                                   ------------ ------------ ------------
Domestic                                $23,413       $8,119      $16,205
Foreign                                    (479)      (7,247)      (7,740)
                                   ------------ ------------ ------------

                                        $22,934         $872       $8,465
                                   ============ ============ ============

The provisions for income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)                       2002         2001         2000
                                   ------------ ------------ ------------
Current:
  Federal                                $8,512       $4,362       $5,389
  State                                   3,060        1,324        2,015
  Foreign                                 2,849          733        1,338
                                   ------------ ------------ ------------

                                         14,421        6,419        8,742
                                   ------------ ------------ ------------

Deferred:
  Federal                                (4,351)      (2,088)      (1,087)
  State                                     (89)         (55)        (362)
  Foreign                                  (968)      (3,033)      (3,216)
                                   ------------ ------------ ------------

                                         (5,408)      (5,176)      (4,665)
                                   ------------ ------------ ------------

                                         $9,013       $1,243       $4,077
                                   ============ ============ ============

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ IN THOUSANDS)                                 2002         %        2001        %       2000        %
                                              -----------  -------  ----------- ------- ----------- -------
Income tax expense computed at the federal
  statutory rate                                   $8,027     35.0%        $305    35.0%     $2,963    35.0%
State income taxes, net of federal benefit          1,989      8.7%         871   100.0%        953    11.3%
Foreign rate differential                            (344)    -1.5%       1,406   161.2%        498     5.9%
Foreign permanent tax adjustments                    (109)    -0.5%         257    29.5%        202     2.4%
U.S. permanent tax adjustments                     (2,928)   -12.8%        (130)  -14.9%       (124)   -1.5%
Change in valuation allowances                      2,625     11.4%      (2,170) -248.9%        207     2.4%
U.S. separate return limitation year loss               -        -            -       -        (154)   -1.8%

Other                                                (247)    -1.1%         704    80.6%       (468)   -5.5%
                                              -----------  -------  ----------- ------- ----------- -------

                                                   $9,013     39.3%      $1,243   142.5%     $4,077    48.2%
                                              ===========  =======  =========== ======= =========== =======

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax asset as of June 30, 2002 and 2001 were as follows:

($ IN THOUSANDS)                              2002        2001
                                          -----------  -----------
Deferred tax assets:
  Foreign loss carryforwards                   $7,838       $7,529
  Accrued expenses                             21,521       14,162
  Allowance for doubtful accounts                 736        1,028
  Deferred contract profit                     12,667        6,836
  Other                                            39          192
                                          -----------  -----------

Gross deferred tax assets                      42,801       29,747
Deferred tax asset valuation allowance         (9,958)      (7,333)
                                          -----------  -----------

Total deferred tax assets                      32,843       22,414
                                          -----------  -----------

Deferred tax liabilities:
Property and equipment                         (8,704)      (3,423)
Other                                          (3,102)      (4,160)
                                          -----------  -----------

Total deferred tax liabilities                (11,806)      (7,583)
                                          -----------  -----------

                                              $21,037      $14,831
                                          ===========  ===========

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2002 and 2001 were as follows:

($ IN THOUSANDS)                              2002        2001
                                          -----------  -----------
Current deferred tax assets                   $21,642      $13,987
Non-current deferred tax assets                11,201        8,427
Current deferred tax liabilities               (2,538)      (1,794)
Non-current deferred tax liabilities           (9,268)      (5,789)
                                          -----------  -----------

                                              $21,037      $14,831
                                          ===========  ===========

The Company has foreign tax loss carryforwards, tax effected, of approximately $7.8 million that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2002, the valuation allowance increased by $2.6 million. As of June 30, 2002, $9.9 million of future tax rate benefit remains. The ultimate realization of this benefit is dependent upon the generation of sufficient taxable income in respective jurisdictions.

NOTE 14.  LEASE COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense was $25.4 million, $23.7 million, and $20.3 million for fiscal years 2002, 2001 and 2000, respectively. The Company also leases certain equipment under capital lease. Future minimum lease payments due under non-cancellable leases are as follows:

($ IN THOUSANDS)       2003         2004         2005         2006      Thereafter      Total
                   -----------  -----------  -----------  -----------  ------------  -----------
Operating leases       $27,269      $24,961      $23,775      $21,023       $98,054     $195,082

NOTE 16.  RELATED PARTY TRANSACTIONS

During the years ended June 30, 2002 and 2001, a member of the Company's Board of Directors was also a director of one of the Company's customers. Revenue recognized from this customer in fiscal year 2002 and 2001 was $16.0 million and $25.7, respectively. The accounts receivable balance at June 30, 2002 and 2001 from this customer was $8.6 million and $5.9 million, respectively. Related party amounts included in accounts receivable were on standard terms and manner of settlement. During the years ended June 30, 2002 and 2001, certain members of the Company's Board of Directors were affiliated with certain companies in which PAREXEL made investments. The total sum of all these investments by PAREXEL was $0.9 million.

NOTE 17.  GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2002 is as follows:

($ IN THOUSANDS)                     2002       2001       2000
                                  ---------- ---------- ----------
Service revenue:
  Americas                         $255,450   $228,351   $225,478
  United Kingdom                     80,295     62,055     65,444
  Rest of continental Europe         91,390     83,896     79,695
  Asia/Pacific                       17,183     13,258      7,533
                                  ---------- ---------- ----------

                                   $444,318   $387,560   $378,150
                                  ========== ========== ==========
Income (loss) from operations:
  Americas                          $16,071     $3,107     $5,979
  United Kingdom                      3,511    (10,126)    (4,162)
  Rest of continental Europe            660       (760)     2,012
  Asia/Pacific                          251        919       (846)
                                  ---------- ---------- ----------

                                    $20,493    $(6,860)    $2,983
                                  ========== ========== ==========
Identifiable assets:
  Americas                         $246,231   $215,691   $199,762
  United Kingdom                     86,022     58,948     65,028
  Rest of continental Europe         64,888     76,209     81,348
  Asia/Pacific                       10,020     10,686      5,802
                                  ---------- ---------- ----------

                                   $407,161   $361,534   $351,940
                                  ========== ========== ==========

The Company is managed through four business segments: CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, IVRS, electronic data capture solutions, and medical diagnostics.

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the segments are the same as those described in Note 2.

($ IN THOUSANDS)                    CRS      PCG      MMS      PERCEPTIVE*    TOTAL
                                 --------- --------  -------  ------------  ----------
Service revenue:
  2002                            $261,727  $97,775  $64,829     $19,987     $444,318
  2001                            $240,501  $80,796  $54,277     $11,986     $387,560
  2000                            $262,698  $66,525  $48,927           -     $378,150

Gross profit on service revenue:
  2002                             $86,607  $26,309  $21,365      $4,114     $138,395
  2001                             $75,164  $17,185  $16,930      $  521     $109,800
  2000                             $89,154  $14,562  $13,549           -     $117,265

* The Company began reporting Perceptive as a fourth business segment in the first quarter of fiscal year 2001. Perceptive was reported as part of CRS in fiscal year 2000 and information is not available to break out Perceptive from CRS in fiscal year 2000.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of PAREXEL International Corporation:

We have audited the accompanying consolidated balance sheet of PAREXEL International Corporation and its subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PAREXEL International Corporation as of June 30, 2001 and 2000 were audited by other auditors whose report dated August 14, 2001 expressed an unqualified opinion on those statements, prior to the reclassifications made to those financial statements related to the adoption of EITF 01-14, as described in Note 2.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2002, and the consolidated results of its operations, stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. We also audited the reclassifications described in Note 2 that were applied to restate the 2001 and 2000 financials statements. In our opinion such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassifications, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Ernst & Young LLP
Boston, Massachusetts
August 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PAREXEL International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, prior to the revisions related to the adoption of EITF 01-14, further described in Note 2, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, MA
August 14, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS. The following financial statements and supplementary data are included in Item 8 of this report.

                FINANCIAL STATEMENTS                            FORM 10-K PAGE
                --------------------                            --------------

Report of Independent Auditors for the year ended
  June 30, 2002                                                          53
Report of Independent Accountants for the years ended
  June 30, 2001 and 2000                                                 54
Consolidated Statements of Operations for each of the
  three years ended June 30, 2002, 2001, and 2000                        34
Consolidated Balance Sheets at June 30, 2002 and 2001                    35
Consolidated Statements of Stockholders' Equity for
  each of the three years ended June 30, 2002, 2001, and 2000            36
Consolidated Statements of Cash Flows for each of the
  three years ended June 30, 2002, 2001, and 2000                     37-38
Notes to Consolidated Financial Statements                            39-52

     (2) FINANCIAL STATEMENT SCHEDULES:

      For the three years ended June 30, 2002:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (3) EXHIBITS. The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(B) Reports on Form 8-K: The Company filed Current Report on Form 8-K on June 25, 2002 reporting a change in the Company's certified public accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By: /s/ Josef H. Von Rickenbach                        Dated: September 26, 2002
-----------------------------------------------
   Josef H. von Rickenbach
   Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                         Title(s)                                      Date

/s/ Josef H. Von Rickenbach
-------------------------------
Josef H. von Rickenbach            Chairman of the Board and Chief               September 26, 2002
                                   Executive Officer (principal executive
                                   officer)

/s/ James F. Winschel, Jr.
-------------------------------
James F. Winschel, Jr.             Senior Vice President and Chief               September 26, 2002
                                   Financial Officer (principal financial and
                                   accounting officer)

/s/ A. Dana Callow, Jr.
-------------------------------
A. Dana Callow, Jr.                Director                                      September 26, 2002


/s/ A. Joseph Eagle
-------------------------------
A. Joseph Eagle                    Director                                      September 26, 2002


/s/ Patrick J. Fortune
-------------------------------
Patrick J. Fortune                 Director                                      September 26, 2002

/s/ Richard L. Love
-------------------------------
Richard L. Love                    Director                                      September 26, 2002


/s/ Serge Okun
-------------------------------
Serge Okun                         Director                                      September 26, 2002


/s/ William U. Parfet
-------------------------------
William U. Parfet                  Director                                      September 26, 2002

                                 CERTIFICATIONS

I, Josef H. von Rickenbach, certify that:


     1. I have reviewed this annual report on Form 10-K of PAREXEL International Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 26, 2002

                                          /s/ Josef H. von Rickenbach
                                          --------------------------------

                                          Josef H. von Rickenbach
                                          Chairman of the Board and Chief
                                           Executive Officer

                                          (principal executive officer)

I, James F. Winschel, Jr , certify that:

     1. I have reviewed this annual report on Form 10-K of PAREXEL International Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 26, 2002

                                          /s/ James F. Winschel, Jr.
                                          --------------------------------

                                          James F. Winschel, Jr.
                                          Senior Vice President and Chief
                                           Financial Officer

                                          (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

3.1 Amended and Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by this reference).

3.2                Amended and Restated By-laws of the Company (filed as
                   Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

4.1 Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.1*              Form of Stock Option Agreement of the Company (filed as
                   Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference).

10.2*              1986 Incentive Stock Option Plan of the Company (filed as
                   Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.3* 1987 Stock Plan of the Company (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.4* 1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.5* Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by this reference).

10.6* 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7*              Corporate Plan for Retirement of the Company (filed as
                   Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.8 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.9 Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.10* 1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.11* Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by this reference).

10.12 Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.13 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.14 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.15.1* Employment Agreement dated August 30, 1996 between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.15.2* Amendment to Employment Agreement, dated November 22, 1999, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit
                   10.19.2 to the Company's Annual Report on Form 10-K for the year ended ended June 30, 2001 and incorporated herein by this reference).

10.15.3* Amendment to Employment Agreement, dated June 21, 2000 between Ulf Schneider and PAREXEL GmbH (filed as Exhibit
                   10.19.3 to the Company's Annual Report on Form 10-K for the year ended ended June 30, 2001 and incorporated herein by this reference).

10.16 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.17* Change of Control/Severance Agreement, dated as of April 9, 2001, by and between the Company and Carl A. Spalding (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

10.18* Change of Control/Severance Agreement, date as of April 3, 2001, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference)

10.19* Change of Control/Severance Agreement, dated as of April 3, 2001, by and between the Company and Mark T. Beaudouin.

10.20*             1998 Non-Qualified, Non-Officer Stock Option Plan (filed as
                   Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-47033) and incorporated herein by this reference).

10.21*             PAREXEL International Nonqualified Deferred Compensation Plan

21.1               List of subsidiaries of the Company .

23.1               Consent of Ernst & Young LLP

23.2               Consent of PricewaterhouseCoopers LLP


* denotes management contract or any compensatory plan, contract or arrangement.

                                   Schedule II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)

                                          Balance at      Charged to                      Balance at
                                           beginning       costs and      Deductions        end of
                                            of year        expenses     and write-offs       year
                                      ----------------  -------------- --------------- ----------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended June 30, 2000                        $5,127          $  607        $(2,034)           $3,700
Year ended June 30, 2001                         3,700           1,117           (242)            4,575
Year ended June 30, 2002                         4,575             961           (914)            4,622