Form 10-K/A
period 2002-06-30
PAREXEL INTERNATIONAL CORP
filed 2002-09-27
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed for the purpose of correcting the working capital figure for fiscal year 2001 in Item 6, "Selected Financial Data", included in the Annual Report on Form 10-K for the registrant's fiscal year ended June 30, 2002, originally filed on September 26, 2002 (the "Original Filing").

Accordingly, the registrant hereby amends the Original Filing by amending and restating Item 6, "Selected Financial Data," in its entirety as follows:

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and number of employees)

                                                        2002           2001            2000           1999            1998
                                                        ----           ----            ----           ----            ----
                                                                     Restated
          OPERATIONS
          ----------
Service revenue                                       $444,318       $387,560        $378,150       $348,486        $285,442
Income (loss) from operations                           20,493         (6,860)(1)       2,983(2)      20,564(3)       13,301(4)
Net income (loss)                                       13,235           (825)          4,388         15,622           9,319
Basic earnings (loss) per share                          $0.53         $(0.03)          $0.18          $0.63           $0.39
Diluted earnings (loss) per share                        $0.52         $(0.03)          $0.17          $0.62           $0.38

     FINANCIAL POSITION
     ------------------
Cash, cash equivalents and marketable securities      $ 66,109       $ 60,949        $ 90,530       $ 89,957        $ 76,634
Working capital                                        138,020        123,488         123,680        132,757         118,937
Total assets                                           407,161        361,534         351,940        333,565         261,758
Long-term debt                                             432             12             104             79              36
Stockholders' equity                                  $200,077       $177,822        $186,133       $192,032        $168,380

         OTHER DATA
         ----------
Purchase of property and equipment                    $ 23,808       $ 18,145        $ 19,089       $ 18,910        $ 27,736
Depreciation and amortization                         $ 17,893       $ 21,453        $ 21,934       $ 17,932        $ 15,114(5)
Number of employees                                      4,930          4,640           4,200          4,198           3,705
Weighted average shares used in computing:
  Basic earnings (loss) per share                       24,928         24,637          24,981         24,848          23,939
  Diluted earnings (loss) per share                     25,582         24,637          25,140         25,128          24,825

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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION


By: /s/ Josef H. von Rickenbach                        Dated: September 27, 2002
    -------------------------------------------------
    Josef H. von Rickenbach
    Chairman of the Board and Chief Executive Officer

                                 CERTIFICATIONS

I, Josef H. von Rickenbach, certify that:


     1. I have reviewed this annual report on Form 10-K/A of PAREXEL International Corporation;

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

     Date: September 27, 2002

                               /s/ Josef H. von Rickenbach
                               -------------------------------------------------
                               Josef H. von Rickenbach
                               Chairman of the Board and Chief Executive Officer (principal executive officer)

I, James F. Winschel, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K/A of PAREXEL International Corporation;

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

     Date: September 27, 2002

                               /s/ James F. Winschel, Jr.
                               ------------------------------------------------
                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer (principal financial officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLYE ACT OF 2002

     In connection with the Form 10-K/A of PAREXEL International Corporation (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Josef H. von Rickenbach, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 27, 2002                   /s/ Josef H. von Rickenbach
                                            ---------------------------
                                            Josef H. von Rickenbach
                                            Chief Executive Officer


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLYE ACT OF 2002

     In connection with the Annual Report on Form 10-K/A of PAREXEL International Corporation (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James F. Winschel, Jr., Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 27, 2002                   /s/ James F. Winschel, Jr.
                                            --------------------------
                                            James F. Winschel, Jr.
                                            Chief Financial Officer