Form 10-Q
period 2002-09-30
PAREXEL INTERNATIONAL CORP
filed 2002-11-14
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2002, there were 25,175,358 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                          PAGE
 PART I.            FINANCIAL INFORMATION

           Item 1   Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets - September       3
                    30, 2002 and June 30, 2002

                    Condensed Consolidated Statements of Operations -       4
                    Three months ended September 30, 2002 and 2001

                    Condensed Consolidated Statements of Cash Flows -       5
                    Three months ended September 30, 2002 and 2001

                    Notes to Condensed Consolidated Financial               6
                    Statements

           Item 2   Management's Discussion and Analysis of Financial       8
                    Condition and Results of Operations

           Item 3   Quantitative and Qualitative Disclosure About          14
                    Market Risk

           Item 4   Controls and Procedures                                21

 PART II.           OTHER INFORMATION

           Item 6   Exhibits and Reports on Form 8-K                       21

 SIGNATURES                                                                22

 CERTIFICATIONS                                                            23

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       SEPTEMBER 30,   JUNE 30,
                                                           2002          2002
                                                       -------------  ----------
                                                       (UNAUDITED)
                         ASSETS

Current assets:
 Cash and cash equivalents                               $  33,748    $  22,479
 Marketable securities                                      35,363       43,630
 Billed and unbilled accounts receivable, net              223,787      224,713
 Prepaid expenses                                            8,269        8,688
 Current deferred tax assets                                21,275       21,642
 Other current assets                                        5,366        6,388
                                                         ---------    ---------
       Total current assets                                327,808      327,540

Property and equipment, net                                 49,402       47,624
Goodwill and other intangible assets, net                   15,073       14,763
Non-current deferred tax assets                             11,201       11,201
Other assets                                                 6,047        6,033
                                                         ---------    ---------
       Total assets                                      $ 409,531    $ 407,161
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term
   debt                                                  $     134    $     422
 Accounts payable                                           10,538       11,858
 Deferred revenue                                          118,513      114,723
 Accrued expenses                                           14,082       15,814
 Accrued employee benefits and withholdings                 34,713       31,713
 Current deferred tax liabilities                            2,538        2,538
 Income taxes payable                                        3,543        7,361
 Other current liabilities                                   3,643        5,091
                                                         ---------    ---------
       Total current liabilities                           187,704      189,520

Long-term debt                                                 675          432
Non-current deferred tax liabilities                         9,206        9,268
Other liabilities                                            4,894        5,087
                                                         ---------    ---------
       Total liabilities                                   202,479      204,307
                                                         ---------    ---------

Minority interest in subsidiary                              2,894        2,777

Stockholders' equity:
  Preferred stock--$.01 par value; shares authorized:
    5,000,000; none issued and outstanding
  Common stock--$.01 par value; shares authorized:
    50,000,000 at September 30, 2002 and
    June 30, 2002; shares issued: 26,036,356 at
    September 30, 2002 and 26,033,806 at
    June 30, 2002; shares outstanding:
    25,175,356 at September 30, 2002 and
    25,172,806 at June 30, 2002                                261          261
 Additional paid-in capital                                167,848      167,829
 Treasury stock, at cost; 861,000 shares at
   September 30, 2002 and June 30, 2002                     (8,165)      (8,165)
 Retained earnings                                          55,718       52,455
 Accumulated other comprehensive loss                      (11,504)     (12,303)
                                                         ---------    ---------
     Total stockholders' equity                            204,158      200,077
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 409,531    $ 407,161
                                                         =========    =========


            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                    FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                       2002             2001
                                                    ---------        ---------
Service revenue                                     $ 119,353        $ 101,840
Reimbursement revenue                                  26,833           26,155
                                                    ---------        ---------
Total revenue                                         146,186          127,995

Costs and expenses:
  Direct costs                                         80,944           71,895
  Reimbursable out-of-pocket expenses                  26,833           26,155
  Selling, general and administrative expenses         26,600           22,910
  Depreciation and amortization                         4,806            4,518
                                                    ---------        ---------
Total costs                                           139,183          125,478
                                                    ---------        ---------
Income from operations                                  7,003            2,517

Other income (expense)                                 (1,103)           1,550
                                                    ---------        ---------
Income before provision for income taxes and
minority interest                                       5,900            4,067

Provision for income taxes                              2,478            1,549
Minority interest                                         159               62
                                                    ---------        ---------
Net income                                          $   3,263        $   2,456
                                                    =========        =========

Earnings per share:
  Basic and diluted                                 $    0.13        $    0.10

Shares used in computing earnings per share:

  Basic                                                25,173           24,797
  Diluted                                              25,315           25,451

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)


                                                                   FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   --------------------------
                                                                    2002               2001
                                                                   -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 3,263           $  2,456
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                  4,806              4,518
  Changes in operating assets/liabilities                            1,290             (3,328)
                                                                   -------           --------
Net cash provided by operating activities                            9,359              3,646
                                                                   -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities                                (60,714)           (93,988)
  Proceeds from sale of marketable securities                       68,952             85,780
  Acquisition of business                                             (497)            (1,505)
  Proceeds from sale of fixed assets                                    31              1,451
  Purchase of property and equipment                                (6,552)            (4,459)
                                                                   -------           --------
Net cash provided by (used) in investing activities                  1,220            (12,721)
                                                                   -------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                                19                420
  Borrowings and (repayments) under credit arrangements                (44)               364
                                                                   -------           --------
Net cash provided by (used) in financing activities                    (25)               784
                                                                   -------           --------

Effect of exchange rate changes on cash and cash equivalents           715              1,635
                                                                   -------           --------

Net increase (decrease) in cash for the period                      11,269             (6,656)

Cash and cash equivalents at beginning of period                    22,479             57,590
                                                                   -------           --------

Cash and cash equivalents at end of period                         $33,748           $ 50,934
                                                                   =======           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Taxes                                                          $ 6,055           $  3,542
    Interest                                                       $   645           $      4

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                     $   497           $  2,640
    Liabilities and minority interest assumed                         --               (1,135)
                                                                   -------           --------
  Cash paid for acquisition                                        $   497           $  1,505
                                                                   =======           ========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $18.1 million and $14.5 million for the three months ended September 30, 2002 and 2001, respectively.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 2.7 million and 1.3 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002         2001
                                                        -------      -------

Net income attributable to common shares                $ 3,263      $ 2,456
                                                        =======      =======

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding               25,173       24,797
                                                        =======      =======

Basic earnings per common share                         $  0.13      $  0.10
                                                        =======      =======

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:

  Shares attributable to common stock outstanding        25,173       24,797

  Shares attributable to common stock options               142          654
                                                        -------      -------
                                                         25,315       25,451
                                                        =======      =======
Diluted earnings per common share                       $  0.13      $  0.10
                                                        =======      =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income, which is comprised primarily of net income and foreign currency translation adjustments, totaled $4.1 million and $6.2 million for the three months ended September 30, 2002 and 2001, respectively.

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

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include selling, general, and administrative expenses; depreciation and amortization expense; other income (expense); or income taxes in segment profitability.

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
($ IN THOUSANDS)                                       2002              2001
                                                     --------          --------
Service revenue:
  Clinical Research Services                         $ 71,897          $ 60,778
  PAREXEL Consulting Group                             24,790            21,703
  Medical Marketing Services                           17,082            15,111
  Perceptive Informatics, Inc.                          5,584             4,248
                                                     --------          --------
                                                     $119,353          $101,840
                                                     ========          ========

Gross profit on service revenue:

  Clinical Research Services                         $ 23,959          $ 19,226
  PAREXEL Consulting Group                              6,957             5,190
  Medical Marketing Services                            5,804             4,817
  Perceptive Informatics, Inc.                          1,689               712
                                                     --------          --------
                                                     $ 38,409          $ 29,945
                                                     ========          ========

NOTE 5 - RESTRUCTURING CHARGES

During the three months ended September 30, 2002, the Company did not record any new restructuring provisions.

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows:

                                                                  BALANCE AS OF
                                   BALANCE AS OF   1ST QUARTER    SEPTEMBER 30,
($ IN THOUSANDS)                   JUNE 30, 2002     PAYMENTS         2002
                                   -------------   -----------    -------------
Employee severance costs              $ 1,176        $  (310)       $   866
Facilities related charges              2,125           (749)         1,376
                                      -------        -------        -------
                                      $ 3,301        $(1,059)       $ 2,242
                                      =======        =======        =======

NOTE 6 - STOCK REPURCHASE PROGRAM

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases made in the open market are subject to market conditions. As of September 30, 2002, the Company has repurchased $8.2 million of the Company's common stock under the program, but there were no repurchases during the three months ended September 30, 2002.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in the Company's third quarter ending March 31, 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or results of its operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations.

NOTE 8 - SUBSEQUENT EVENT

On November 1, 2002, the Company acquired the assets of PRACON & HEALTHIQ, a provider of specialized sales and marketing services based in Reston, Virginia and Orange, California for approximately $2.0 million. Purchase price allocation is subject to finalization.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, and actual future results, to differ significantly from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this quarterly report.

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

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify options and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, interactive voice response systems ("IVRS"), electronic data capture solutions, and medical diagnostics.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $18.1 million and $14.5 million for the three months ended September 30, 2002 and 2001, respectively.

Direct Costs primarily consist of compensation and related fringe benefits for project-related employees, other project-related costs not reimbursed by clients, and allocated costs related to facilities and information systems. Selling, General and Administrative expenses consist principally of compensation and related fringe benefits for selling and administrative employees, professional services, advertising costs, and certain costs related to facilities and information systems.

The Company's stock is quoted on the Nasdaq Stock Market under the symbol
"PRXL."

CRITICAL ACCOUNTING POLICIES

The following critical accounting policies are used in the preparation of the Company's financial statements.

REVENUE

Service revenue on fixed price contracts is recognized as service is provided based on the ratio that costs incurred or units delivered to-date bear to the estimated total costs or units delivered at completion, as estimated by project managers on a monthly basis. This method requires the Company to estimate total expected revenue and total expected costs. Revenue related to contract modifications is recognized when the Company has reached agreement with the client, the amounts are reasonably determinable, and the services have been performed. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual costs incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's financial position or its results of operations.

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

INCOME TAXES

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109. Income tax expense is based on the distribution of profit before tax amongst the taxing jurisdictions where the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses between taxing jurisdictions may have a significant impact on the Company's effective tax rate. The provision is a combination of current-year tax liability and future tax liability/benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated financial results of operations.

EMPLOYEE STOCK COMPENSATION

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees", or ("APB 25"), and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", or ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price equals the market price of the underlying stock on the date of the grant. If PAREXEL accounted for stock options under SFAS 123, the Company would have recorded additional compensation expense for stock option grants to employees. If the Company were unable to account for stock options under ABP 25, its financial results would be materially adversely affected to the extent of the additional compensation expense it would have to recognize. The additional compensation expense could vary significantly from period to period based on several factors including the number of stock options granted and stock price and/or interest rate fluctuations.

FOREIGN CURRENCIES

The Company derives a large portion of its service revenue from operations in foreign countries. The Company's financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect the Company's results of operations. Gains and losses on transactions denominated in currencies other than an entity's functional currency are reported in other income (expense). Adjustments from the translation of the subsidiary entities' foreign functional currencies to U.S. dollars are reported in accumulated other comprehensive income/(loss) within stockholder's equity.

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill was amortized using the straight-line method over its expected useful life. Subsequent to the adoption of SFAS No. 142, goodwill is subject to annual impairment testing. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal year 2002. Based on this assessment, there was no impairment identified at June 30, 2002. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2002 and 2001 were as follows:

                         FOR THE THREE MONTHS
                          ENDED SEPTEMBER 30,
                        ------------------------
($ IN THOUSANDS)          2002            2001          INCREASE        %
                        --------        --------        --------    --------
Service revenue:
  CRS                   $ 71,897        $ 60,778        $ 11,119        18.3%
  PCG                     24,790          21,703           3,087        14.2%
  MMS                     17,082          15,111           1,971        13.0%
  Perceptive               5,584           4,248           1,336        31.5%
                        --------        --------        --------

                        $119,353        $101,840        $ 17,513        17.2%
                        ========        ========        ========

Direct costs:
  CRS                   $ 47,938        $ 41,552        $  6,386        15.4%
  PCG                     17,833          16,513           1,320         8.0%
  MMS                     11,278          10,294             984         9.6%
  Perceptive               3,895           3,536             359        10.2%
                        --------        --------        --------

                        $ 80,944        $ 71,895        $  9,049        12.6%
                        ========        ========        ========

Gross profit on
  service revenue:
  CRS                   $ 23,959        $ 19,226        $  4,733        24.6%
  PCG                      6,957           5,190           1,767        34.0%
  MMS                      5,804           4,817             987        20.5%
  Perceptive               1,689             712             977       137.2%
                        --------        --------        --------

                        $ 38,409        $ 29,945        $  8,464        28.3%
                        ========        ========        ========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001:

Service revenue increased by $17.5 million, or 17.2%, to $119.4 million for the three months ended September 30, 2002 from $101.8 million for the same period one year ago. Excluding foreign exchange fluctuations, current quarter service revenue would have been $115.0 million, a year-over-year increase of 13.0%. On a geographic basis, service revenue for the three months ended September 30, 2002 was distributed as follows: The Americas

$64.7 million (54.2%), Europe $49.9 million (41.8%), and Asia/Pacific $4.8 million (4.0%). For the three months ended September 30, 2001, service revenue was distributed as follows: The Americas $57.7 million (56.7%), Europe $40.0 million (39.3%), and Asia/Pacific $4.1 million (4.0%). On a segment basis, CRS service revenue increased by $11.1 million, or 18.3%, to $71.9 million in the three months ended September 30, 2002 from $60.8 million in the same period in fiscal year 2002. Excluding the impact of foreign currency fluctuations, CRS service revenue increased by 13.9% primarily due to higher business volume in the biotech client sector and in the late stage phases of the clinical trials business. PCG service revenue increased by $3.1 million, or 14.2%, to $24.8 million for the three months ended September 30, 2002 from $21.7 million in the three months ended September 30, 2001. Excluding foreign currency fluctuations, PCG service revenue increased by 10.0% primarily due to increased demand in the group's regulatory consulting and clinical pharmacology businesses. MMS service revenue increased by $2.0 million, or 13.0%, to $17.1 million in the three months ended September 30, 2002 from $15.1 million in the same period in fiscal year 2002. Excluding foreign currency fluctuations, MMS service revenue increased by 8.3% primarily due to an increase in the number of projects serviced by the business. Perceptive service revenue increased by $1.3 million, or 31.5%, to $5.6 million in the three months ended September 30, 2002 as compared with $4.2 million in the same period one year ago primarily due to the growth in the web, voice and data products, and medical diagnostics offerings.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $9.0 million, or 12.6%, to $80.9 million for the three months ended September 30, 2002 from $71.9 million in the same period last fiscal year. On a segment basis, CRS direct costs increased $6.4 million, or 15.4%, to $47.9 million for the three months ended September 30, 2002 from $41.6 million in the same three-month period in fiscal year 2002. The increase was driven primarily by foreign exchange fluctuations and higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs improved by 1.7 percentage points primarily due to improved operational labor efficiencies, especially in Europe. PCG direct costs increased $1.3 million, or 8.0%, to $17.8 million in the three months ended September 30, 2002 from $16.5 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations and higher employee-related expenses associated with increased business volume. As a percentage of service revenue, PCG direct costs improved by 4.1 percentage points primarily due to improved direct cost efficiency and a more profitable business mix. MMS direct costs increased $1.0 million, or 9.6%, to $11.3 million in the three months ended September 30, 2002 from $10.3 million for the three months ended September 30, 2001. The higher cost levels can be attributed to foreign exchange fluctuations and increased labor costs associated with higher business volume. As a percentage of service revenue, MMS direct costs improved by 2.1 percentage points as a result of improved labor cost leveraging and better control of employee-related expenses. Perceptive direct costs increased $0.4 million, or 10.2%, to $3.9 million in the three months ended September 30, 2002 from $3.5 million in the same period in the last fiscal year primarily due to increased labor costs associated with revenue growth. As a percentage of service revenue, Perceptive's direct costs improved by 13.5 percentage points primarily due to a more favorable business mix, as well as ongoing productivity improvements.

Selling, general and administrative ("SG&A") expenses increased by $3.7 million, or 16.1%, to $26.6 million for the three months ended September 30, 2002 from $22.9 million in the same period in the last fiscal year. Of the total increase, approximately 4.2% was caused by foreign currency fluctuations with the remaining increase primarily due to increased labor costs and facility-related costs associated with business growth. As a percentage of service revenue, SG&A remained relatively flat at 22.3% in the three-month period ended September 30, 2002 and 22.5% in the same period one year ago.

Depreciation and amortization ("D&A") expense increased by $0.3 million, or 6.4%, to $4.8 million for the three months ended September 30, 2002 from $4.5 million for the same period last fiscal year primarily as a result of foreign currency fluctuations. As a percentage of service revenue, D&A decreased to 4.0% for the three months ended September 30, 2002 from 4.4% in the same period last fiscal year driven by the substantial increase in revenue.

Income from operations increased $4.5 million, or 178.2%, to $7.0 million for the three months ended September 30, 2002 from $2.5 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 5.9% for the three months ended September 30, 2002 from 2.5% for the same period in the last fiscal year.

Total other income/(loss) decreased $2.7 million to a loss of $1.1 million in the three months ended September 30, 2002 from $1.6 million of income in the three months ended September 30, 2001. The decrease was primarily due to an increase in foreign exchange losses in the first quarter of fiscal year 2003, partly offset by not having a current year counterpart to last year's $0.9 million gain on a sale of a facility.

The Company had an effective income tax rate of 42.0% for the three months ended September 30, 2002 and 38.1% for the three months ended September 30, 2001. The increase was primarily due to unfavorable changes in the mix of taxable income and losses in the different jurisdictions where the Company operates. Any future unfavorable changes in the mix of taxable income in the different jurisdictions could materially impact the Company's effective tax rate and its consolidated financial results of operations.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 59 days at September 30, 2002 compared with 67 days at September 30, 2001. The decrease in DSO in the three months ended September 30, 2002 as compared with the three months ended September 30, 2001 was primarily due to improved billing practices and increased collection activities. Accounts receivable, net of the allowance for doubtful accounts was $223.8 million ($132.4 million in billed accounts receivable and $91.4 million in unbilled accounts receivable) at September 30, 2002 and $202.8 million ($107.3 million in billed accounts receivable and $95.5 million in unbilled accounts receivable) at September 30, 2001. Deferred revenue was $118.5 million at September 30, 2002 and $98.9 million at September 30, 2001. The $19.6 million increase in deferred revenue was directly attributable to advance payments in conjunction with new business wins. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

The Company has lines-of-credit with foreign banks in the aggregate of approximately $10.0 million. These lines-of-credit are not collateralized and are payable on demand. At September 30, 2002, the Company had approximately $10.0 million available under these credit arrangements.

Net cash provided by operating activities for the three months ended September 30, 2002 totaled $9.4 million and was generated from $3.3 million of net income, $4.8 million related to depreciation and amortization expense, a $4.8 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), a $1.4 million decrease in prepaids and other current assets, and a $0.4 million decrease in deferred taxes and other assets, partially offset by $4.0 million decrease in other current liabilities and a $1.3 million decrease in accounts payable. For the three months ended September 30, 2001, net cash provided by operating activities was $3.6 million and was generated from $2.5 million of net income, $4.5 million for depreciation and amortization, and a $9.4 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), partially offset by an $11.1 million decrease in accounts payable, a $0.9 million gain on the sale of a building, and an $0.8 million decrease in other net liabilities.

Net cash provided by investing activities for the three months ended September 30, 2002 totaled $1.2 million and consisted of $8.2 million of net proceeds from the sale of marketable securities, offset by $6.5 million used in equipment purchases and $0.5 million used for a business acquisition. Net cash used in investing activities for the three months ended September 30, 2001 totaled $12.7 million and consisted of $8.2 million related to net purchases of marketable securities, $4.5 million used for equipment purchases, and $1.5 million for the acquisition of EDYABE, offset by $1.5 million in proceeds from the sale of a building.

Net cash used in financing activities for the three months ended September 30, 2002 was de minimis. Net cash provided by financing activities totaled $0.8 million for the three months ended September 30, 2001 and consisted of $0.4 million in proceeds from the issuance of common stock associated with the Company's stock option plans and $0.4 million in net borrowings under credit arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company is unable to generate new contracts with existing and new clients and/or the level of contract cancellations increases, revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In June 2002, the FASB issued SFAS 146, "Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in the Company's third quarter ending March 31, 2003. The adoption of SFAS 146 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 was adopted by the Company in the first quarter of fiscal year 2002 and did not have any impact on either the Company's financial position or its results of operations.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 46% and 44% of its service revenue for the three-month periods ended September 30, 2002 and 2001, respectively, from operations outside of the United States. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. For the three months ended September 30, 2002 and 2001, the Company recorded foreign exchange loss of $1.1 million and $0.3 million, respectively. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts and currency option transactions to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months. The Company does not expect gains or losses on these contracts to have a material impact on its financial results.

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

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

      -     merger or potential merger related activities;

      -     failure of products being tested to satisfy safety requirements;

      -     failure of products being tested is proven ineffective;

      -     products having unexpected or undesired clinical results;

      - client decisions to forego a particular study, perhaps for economic reasons;

      -     insufficient patient enrollment in a study;

      -     insufficient investigator recruitment;

      -     production problems which cause shortages of the product;

      -     product withdrawal following market launch; and

      -     manufacturing facility shut down.

In addition, the Company believes that the Food and Drug Administration ("FDA") regulated companies may proceed with fewer clinical trials or conduct them without the assistance of biopharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with biopharmaceutical services companies. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance. The Company has in the past experienced contract cancellations, which have had a material adverse effect on the Company's financial results.

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

      -     restructuring charges;

      -     the mix of services offered in a particular quarter or year;

      -     the timing of the opening of new offices;

      -     costs and related financial impact of acquisitions;

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

THE COMPANY FACES INTENSE COMPETITION

The Company primarily competes against in-house departments of pharmaceutical companies, other full service contract research organization ("CROs"), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. In addition, PAREXEL's PCG and MMS businesses also compete with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies.

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

In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting good clinical practice ("GCP") standards and by making the process more uniform and streamlined. In the past several years, Japan also has adopted GCP through legislation and has legitimized the use of CROs. The United States, Europe and Japan have also collaborated in the 11-year-long International Conference on Harmonization ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

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

The confidentiality and release of patient-specific information are subject to government regulation. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final federal regulations governing patient-specific information may require the Company to implement new security measures that may result in substantial expenditures or limit its ability to offer some of its products and services. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the federal regulations. There is also a risk of civil or criminal liability if the Company is found to be responsible for any violations of applicable laws, regulations or duties relating to the use, privacy or security of health information.

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

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

In the three months ended September 30, 2002, the Company's five largest clients accounted for 35% of its consolidated service revenue, and one client accounted for 11% of consolidated service revenue. In the three months ended September 30, 2001, the Company's five largest clients accounted for 36% of its consolidated service revenue, and one client accounted for 11% of consolidated service revenue. The Company expects that a small number of customers will continue to represent a significant part of the Company's revenue. The Company's contracts with these customers generally can be terminated on short notice. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. The Company has in the past experienced contract cancellations with a significant client, which had a materially adverse effect on the Company's financial results.

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

Because the Company provides most of its services worldwide, its business is subject to risks associated with doing business internationally. The Company's service revenue from its non-U.S. operations represented approximately 46% of its total service revenue for the three months ended September 30, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's future results could be harmed by a variety of factors, including:

      - changes in a specific country's or region's political or economic conditions, including Western Europe, in particular;

      - potential negative consequences from changes in tax laws affecting the Company's ability to repatriate profits;

      -     difficulty in staffing and managing widespread operations; and

      - unfavorable labor regulations applicable to the Company's European operations.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 46% of the Company's service revenue for the three months ended September 30, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect the Company's results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies and then are translated into U.S. dollars for financial reporting purposes.

      - Foreign Currency Transaction Risk. The Company's service contracts may be denominated in a currency other than the functional currency in which the Company performs the service related to such contracts.

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

The Company may face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:

      - assimilate differences in foreign business practices, exchange rates and regulatory requirements;

      -     operate amid political and economic instability;

      -     hire and retain qualified personnel; and

      -     overcome language, tariff and other barriers.

THE COMPANY MAY MAKE ACQUISITIONS IN THE FUTURE WHICH MAY LEAD TO DISRUPTIONS TO THE COMPANY'S ONGOING BUSINESS

The Company may make strategic acquisitions in the future. The Company has made a number of acquisitions and will continue to review new acquisition opportunities. If the Company is unable to successfully integrate an acquired company, the acquisition could lead to disruptions to the Company's business. The success of an acquisition will depend upon, among other things, the Company's ability to:

      - assimilate the operations and services or products of the acquired company;

      -     integrate acquired personnel;

      -     retain and motivate key employees;

      -     retain customers; and

      - minimize the diversion of management's attention from other business concerns.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officers and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

(b) The Company did not file any Current Report on Form 8-K with the Securities and Exchange Commission during the Quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2002.

                          PAREXEL International Corporation

Date: November 14, 2002   By: /s/ Josef H. von Rickenbach
                          ------------------------------------------------------
                          Josef H. von Rickenbach
                          Chairman of the Board and Chief Executive Officer

Date: November 14, 2002   By: /s/ James F. Winschel, Jr.
                          ------------------------------------------------------
                          James F. Winschel, Jr.
                          Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Josef H. von Rickenbach, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PAREXEL INTERNATIONAL CORPORATION;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002      /s/ Josef H. von Rickenbach
                              --------------------------------------------------
                              Josef H. von Rickenbach

                              Chairman of the Board and Chief Executive Officer (principal executive officer)

                                  CERTIFICATION

I, James F. Winschel, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PAREXEL INTERNATIONAL CORPORATION;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002       /s/ James F. Winschel, Jr.
                               -------------------------------------------------
                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number          Description
99.1              Chairman of the Board and Chief Executive Officer -
                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Senior Vice President and Chief Financial Officer -
                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002