Form 10-Q
period 2002-12-31
PAREXEL INTERNATIONAL CORP
filed 2003-02-14
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 7, 2003, there were 25,369,713 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.                  FINANCIAL INFORMATION

            Item 1       Financial Statements (Unaudited):

                         Condensed Consolidated Balance Sheets - December 31, 2002 and June 30,                 3
                         2002

                         Condensed Consolidated Statements of Operations - Three months                         4
                         ended December 31, 2002 and 2001; Six months ended December 31,
                         2002 and 2001

                         Condensed Consolidated Statements of Cash Flows - Six months ended                     5
                         December 31, 2002 and 2001

                         Notes to Condensed Consolidated Financial Statements                                   6

            Item 2       Management's Discussion and Analysis of Financial Condition and Results                9
                         of Operations

            Item 3       Quantitative and Qualitative Disclosure About Market Risk                             17

            Item 4       Controls and Procedures                                                               24

PART II.                 OTHER INFORMATION

            Item 4       Submission of Matters to a Vote of Security Holders                                   24

            Item 6       Exhibits and Reports on Form 8-K                                                      25

SIGNATURES                                                                                                     26

CERTIFICATIONS                                                                                                 27

PART I. FINANCIAL INFORMATION           PAREXEL INTERNATIONAL CORPORATION
ITEM 1 - FINANCIAL STATEMENTS         CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)

                                                                        DECEMBER 31,           JUNE 30,
                                                                           2002                  2002
                                                                        ------------          ---------
                                                                         (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                               $   46,219           $   22,479
 Marketable securities                                                       33,856               43,630
 Billed and unbilled accounts receivable, net                               233,016              224,713
 Prepaid expenses                                                             8,112                8,688
 Current deferred tax assets                                                 21,348               21,642
 Other current assets                                                         4,582                6,388
                                                                         ----------           ----------
       Total current assets                                                 347,133              327,540

Property and equipment, net                                                  52,051               47,624
Goodwill and other intangible assets, net                                    19,438               14,763
Non-current deferred tax assets                                              11,201               11,201
Other assets                                                                  6,685                6,033
                                                                         ----------           ----------
       Total assets                                                      $  436,508           $  407,161
                                                                         ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                     $      137           $      422
 Accounts payable                                                            10,561               11,858
 Deferred revenue                                                           141,392              114,723
 Accrued expenses                                                            18,453               15,814
 Accrued employee benefits and withholdings                                  27,422               31,713
 Current deferred tax liabilities                                             2,538                2,538
 Income taxes payable                                                           917                7,361
 Other current liabilities                                                    5,243                5,091
                                                                         ----------           ----------
       Total current liabilities                                            206,663              189,520

Long-term debt                                                                  660                  432
Non-current deferred tax liabilities                                          9,206                9,268
Other liabilities                                                             5,902                5,087
                                                                         ----------           ----------
       Total liabilities                                                    222,431              204,307
                                                                         ----------           ----------

Minority interest in subsidiary                                               3,409                2,777

Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized:
      5,000,000; none issued and outstanding
    Common stock--$.01 par value; shares authorized:
      50,000,000 at December 31, 2002 and June 30, 2002; shares
      issued: 26,220,506 at December 31, 2002 and
      26,033,806 at June 30, 2002; shares outstanding:
      25,359,506 at December 31, 2002 and 25,172,806 at
      June 30, 2002                                                             262                  261
 Additional paid-in capital                                                 169,409              167,829
 Treasury stock, at cost; 861,000 shares at December 31, 2002
   and June 30, 2002                                                         (8,165)              (8,165)
 Retained earnings                                                           55,834               52,455
 Accumulated other comprehensive loss                                        (6,672)             (12,303)
                                                                         ----------           ----------
     Total stockholders' equity                                             210,668              200,077
                                                                         ----------           ----------
         Total liabilities and stockholders' equity                      $  436,508           $  407,161
                                                                         ==========           ==========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                    DECEMBER 31,                           DECEMBER 31,
                                                             -----------------------------         -----------------------------
                                                                2002               2001               2002               2001
                                                             ----------         ----------         ----------         ----------
Service revenue                                              $  122,348         $  106,874         $  241,701         $  208,714
Reimbursement revenue                                            27,061             22,803             53,894             48,958
                                                             ----------         ----------         ----------         ----------

Total revenue                                                   149,409            129,677            295,595            257,672

Costs and expenses:
  Direct costs                                                   81,542             73,725            162,486            145,620
  Reimbursable out-of-pocket expenses                            27,061             22,803             53,894             48,958
  Selling, general and administrative expenses                   28,145             24,520             54,745             47,430
  Depreciation and amortization                                   5,042              4,428              9,848              8,946
  Restructuring charge                                            5,886                  -              5,886                  -
                                                             ----------         ----------         ----------         ----------

Total costs                                                     147,676            125,476            286,859            250,954
                                                             ----------         ----------         ----------         ----------

Income from operations                                            1,733              4,201              8,736              6,718

Other income (expense)                                           (1,279)             1,491             (2,382)             3,041
                                                             ----------         ----------         ----------         ----------

Income before provision for income taxes and                        454              5,692              6,354              9,759
minority interest

Provision for income taxes                                          182              2,183              2,660              3,732
Minority interest                                                   130                441                289                503
                                                             ----------         ----------         ----------         ----------

Net income                                                   $      142         $    3,068         $    3,405         $    5,524
                                                             ==========         ==========         ==========         ==========

Earnings per share:
  Basic                                                      $     0.01         $     0.12         $     0.14         $     0.22
  Diluted                                                    $     0.01         $     0.12         $     0.13         $     0.22

Shares used in computing earnings per share:
  Basic                                                          25,242             24,861             25,137             24,761
  Diluted                                                        25,485             25,478             25,343             25,400

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                        ---------------------------------
                                                                            2002                 2001
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    3,405           $    5,524
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Depreciation and amortization                                              9,847                8,946
  Changes in operating assets/liabilities                                    9,610                1,132
                                                                        ----------           ----------
Net cash provided by operating activities                                   22,862               15,602
                                                                        ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                       (114,735)            (129,268)
  Proceeds from sale of marketable securities                              124,446              105,920
  Acquisition of business                                                   (2,153)              (1,505)
  Proceeds from sale of fixed assets                                           415                1,481
  Purchase of property and equipment                                       (13,211)              (9,958)
                                                                        ----------           ----------
Net cash used in investing activities                                       (5,238)             (33,330)
                                                                        ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     1,581                1,533
  Borrowings and (repayments) under credit arrangements                        (56)                 285
                                                                        ----------           ----------
Net cash provided by financing activities                                    1,525                1,818
                                                                        ----------           ----------

Effect of exchange rate changes on cash and cash equivalents                 4,591                  439
                                                                        ----------           ----------

Net increase (decrease) in cash for the period                              23,740              (15,471)

Cash and cash equivalents at beginning of period                            22,479               57,590
                                                                        ----------           ----------

Cash and cash equivalents at end of period                              $   46,219           $   42,119
                                                                        ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Taxes                                                               $    9,587           $    8,730
    Interest                                                            $    1,407           $      268

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                          $    2,620           $    2,640
    Liabilities assumed                                                       (467)              (1,135)
                                                                        ----------           ----------
  Cash paid for acquisition                                             $    2,153           $    1,505
                                                                        ==========           ==========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through" basis, without risk or reward to the Company. The amounts of these investigator fees were $20.7 million and $24.3 million for the three months ended December 31, 2002 and 2001, respectively, and $38.8 million for both the six-month periods ended December 31, 2002 and 2001.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 2.3 million and 1.4 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2002 and 2001, respectively, and approximately 2.6 million and 1.4 million outstanding stock options were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2002 and 2001, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                  ------------------------------     ------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)               2002             2001              2002             2001
                                                  ------------     -------------     ------------     -------------
Net income attributable to common shares            $     142        $  3,068          $  3,405          $  5,524
                                                    =========        ========          ========          ========

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding             25,242          24,861            25,137            24,761
                                                    =========        ========          ========          ========
Basic earnings per common share                     $    0.01        $   0.12          $   0.14          $   0.22
                                                    =========        ========          ========          ========

DILUTED EARNINGS PER COMMON SHARE
COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock
    outstanding                                        25,242          24,861            25,137            24,761
  Shares attributable to common stock
    options                                               243             617               206               639
                                                    ---------        --------          --------          --------
                                                       25,485          25,478            25,343            25,400
                                                    =========        ========          ========          ========
Diluted earnings per common share                   $    0.01        $   0.12          $   0.13          $   0.22
                                                    =========        ========          ========          ========

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income, which is comprised primarily of net income and foreign currency translation adjustments, totaled $4.9 million and $0.7 million for the three months ended December 31, 2002 and 2001, respectively, and $9.0 million and $6.9 million for the six months ended December 31, 2002 and 2001, respectively.

NOTE 4 - SEGMENT INFORMATION

The Company is managed through four business segments: Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, interactive voice response systems ("IVRS"), electronic data capture solutions, and medical diagnostics.

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

                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31,                            DECEMBER 31,
                                                 ---------------------------         -----------------------------
($ IN THOUSANDS)                                    2002             2001               2002               2001
                                                 ----------       ----------         ----------         ----------
Service revenue:
  Clinical Research Services                     $   75,149       $   63,361         $  147,046         $  124,139
  PAREXEL Consulting Group                           25,084           23,726             49,874             45,429
  Medical Marketing Services                         17,316           14,868             34,398             29,979
  Perceptive Informatics, Inc.                        4,799            4,919             10,383              9,167
                                                 ----------       ----------         ----------         ----------
                                                 $  122,348       $  106,874         $  241,701         $  208,714
                                                 ==========       ==========         ==========         ==========
Gross profit on service revenue:
  Clinical Research Services                     $   26,693       $   21,044         $   50,652         $   40,270
  PAREXEL Consulting Group                            6,872            6,414             13,829             11,604
  Medical Marketing Services                          5,640            4,962             11,444              9,779
  Perceptive Informatics, Inc.                        1,601              729              3,290              1,441
                                                 ----------       ----------         ----------         ----------
                                                 $   40,806       $   33,149         $   79,215         $   63,094
                                                 ==========       ==========         ==========         ==========

NOTE 5 - RESTRUCTURING CHARGES

During the three months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions which have made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates.

Current quarter activity charged against the restructuring accrual (which is included in "Accrued Expenses" in the Condensed Consolidated Balance Sheet) was as follows:

                                     BALANCE AS OF                                                       BALANCE AS OF
                                     SEPTEMBER 30,                                 2ND QUARTER           DECEMBER 31,
($ IN THOUSANDS)                         2002                PROVISION               PAYMENTS                2002
                                     -------------           ---------             -----------           -------------
Employee severance costs               $    866                     -               $   (255)              $    611
Facilities-related charges                1,376                 5,886                   (776)                 6,486
                                       --------              --------               --------               --------
                                       $  2,242              $  5,886               $ (1,031)              $  7,097
                                       ========              ========               ========               ========

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact of FIN 46 on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the financial statements for its third quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 did not impact the Company's consolidated results of operations or financial position.

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

NOTE 7 - SUBSEQUENT EVENT

On January 31, 2003, the Company acquired FWPS Group Limited ("FW Pharma"), a software company that delivers enterprise-wide clinical trial management systems to the biopharmaceutical industry. Based in Birmingham, United Kingdom, the company was acquired for initial consideration totaling approximately $11.7 million comprised of a cash payment of approximately $8.7 million and shares of the Company's common stock with an aggregate value of approximately $3.0 million. The number of shares issued to satisfy the stock component of the initial consideration is subject to adjustment at the time the Company registers such shares for resale under the Security Act of 1933, as amended, if the market value of such shares at that time is greater or less than $2,950,000 based on a predetermined formula. In accordance with the terms of the agreement, the Company is obligated to make additional payments in contingent purchase price of up to approximately $4.3 million if FW Pharma achieves certain established targets over a twenty-four month period post closing.

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

The statements included in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, and actual future results, to differ materially from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this quarterly report.

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

OVERVIEW

The Company is a leading biopharmaceutical services company, providing a broad range of knowledge-based contract research, medical marketing, consulting and technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Over the past twenty years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, IVRS, electronic data capture solutions, medical diagnostics services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, IVRS, electronic data capture solutions, and medical diagnostics.

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

Generally, the Company's clients can terminate their contracts with the Company upon thirty to sixty days' notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the product.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through" basis, without risk or reward to the Company. The amounts of these investigator fees were $20.7 million and $24.3 million for the three months ended December 31, 2002 and 2001, respectively, and $38.8 million for both the six-month periods ended December 31, 2002 and 2001.

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

REVENUE

Service revenue on fixed price contracts is recognized as service is provided based on the ratio that costs incurred or units delivered to-date bear to the estimated total costs or units delivered at completion, as estimated by project managers on a monthly basis. This method requires the Company to estimate total expected revenue and total expected costs. Revenue related to contract modifications is recognized when the Company has reached agreement with the client, the amounts are reasonably determinable, and the services have been performed. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual costs incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations or financial position.

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historical collectability and specific identification of potential problems. In the event the Company is unable to collect all or part of its outstanding receivables, there may be a material impact to the Company's consolidated results of operations or financial position.

INCOME TAXES

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109. Income tax expense is based on the distribution of profit before tax amongst the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses between taxing jurisdictions may have a significant impact on the Company's effective tax rate. The provision is a combination of current-year tax liability and future tax liability/benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated results of operations or financial position.

EMPLOYEE STOCK COMPENSATION

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25"), and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price equals the market price of the underlying stock on the date of the grant. If PAREXEL accounted for stock options under SFAS 123, the Company would have recorded additional compensation expense for stock option grants to employees. If PAREXEL were unable to account for stock options under ABP 25, the Company's financial results would be materially adversely affected to the extent that additional compensation expense had to be recognized. The additional compensation expense could vary significantly from period to period based on several factors including the number of stock options granted and stock price and/or interest rate fluctuations.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill was amortized using the straight-line method over its expected useful life. Subsequent to the adoption of SFAS No. 142, goodwill is subject to annual impairment testing. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal year 2002. Based on this assessment, there was no impairment identified at June 30, 2002. Any future impairment of goodwill could have a material impact to the Company's consolidated results of operations or financial position.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2002 and 2001 were as follows:

                       FOR THE THREE MONTHS ENDED DECEMBER 31,           FOR THE SIX MONTHS ENDED DECEMBER 31,
                  -------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                             INCREASE                                          INCREASE
                      2002        2001      (DECREASE)       %         2002         2001      (DECREASE)      %
                  -----------  ----------  -----------    -------   ---------    ----------  -----------   -------
Service revenue:
  CRS                 $75,149     $63,361      $11,788     18.6%     $147,046      $124,139      $22,907     18.5%
  PCG                  25,084      23,726        1,358      5.7%       49,874        45,429        4,445      9.8%
  MMS                  17,316      14,868        2,448     16.5%       34,398        29,979        4,419     14.7%
  Perceptive            4,799       4,919         (120)    -2.4%       10,383         9,167        1,219     13.3%
                     --------    --------      -------               --------      --------      -------     -----
                     $122,348    $106,874      $15,474     14.5%     $241,701      $208,714      $32,987     15.8%
                     ========    ========      =======               ========      ========      =======

Direct costs:
  CRS                 $48,456     $42,317       $6,139     14.5%      $96,394       $83,869      $12,525     14.9%
  PCG                  18,212      17,312          900      5.2%       36,045        33,825        2,220      6.6%
  MMS                  11,676       9,906        1,770     17.9%       22,954        20,200        2,754     13.6%
  Perceptive            3,198       4,190         (992)   -23.7%        7,093         7,726         (633)    -8.2%
                     --------    --------      -------               --------      --------      -------
                      $81,542     $73,725       $7,817     10.6%     $162,486      $145,620      $16,866     11.6%
                     ========    ========      =======               ========      ========      =======

Gross profit on
  service revenue:
  CRS                 $26,693     $21,044       $5,649     26.8%      $50,652       $40,270      $10,382     25.8%
  PCG                   6,872       6,414          458      7.1%       13,829        11,604        2,225     19.2%
  MMS                   5,640       4,962          678     13.7%       11,444         9,779        1,665     17.0%
  Perceptive            1,601         729          872    119.6%        3,290         1,441        1,849    128.3%
                     --------    --------      -------               --------      --------      -------
                      $40,806     $33,149       $7,657     23.1%      $79,215       $63,094      $16,121     25.6%
                     ========    ========      =======               ========      ========      =======

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001:

Service revenue increased by $15.5 million, or 14.5%, to $122.3 million for the three months ended December 30, 2002 from $106.9 million for the same period one year ago. Excluding foreign exchange fluctuations, current quarter service revenue would have been $117.5 million, a year-over-year increase of 9.9%. On a geographic basis, service revenue for the three months ended December 31, 2002 was distributed as follows: The Americas - $64.9 million (53.1%), Europe - $52.7 million (43.1%), and Asia/Pacific - $4.7 million (3.8%). For the three months ended December 31, 2001, service revenue was distributed as follows: The Americas - $61.7 million (57.7%), Europe - $40.7 million (38.1%), and Asia/Pacific - $4.5 million (4.2%). On a segment basis, CRS service revenue increased $11.8 million, or 18.6%, to $75.1 million for the three months ended December 31, 2002 from $63.3 million in the same period in fiscal year 2002. Excluding the impact of foreign currency fluctuations, CRS service revenue increased by 14.0% primarily due to higher business volume in the biotech client sector and in phases IIIb and IV of the clinical trial business, as well as a lower rate of cancellations during the past six to seven months. PCG service revenue increased by $1.4 million, or 5.7%, to $25.1 million in the three months ended December 31, 2002 from $23.7 million in the three months ended December 31, 2001. Excluding the impact of foreign currency fluctuations, PCG service revenue increased by 1.4%, primarily due to an increase in the regulatory consulting and clinical pharmacology businesses. MMS service revenue increased by $2.4 million, or 16.5%, to $17.3 million in the three-month period ended December 31, 2002 from $14.9 million in the same period one year ago. Excluding the impact of foreign currency fluctuations, MMS service revenue increased by 11.5% due to organic growth from an increase in the number of projects serviced by the group, and incremental revenue from the acquisition of the Pracon and HealthIQ division from Excerpta Medica, Inc. ("Pracon and HealthIQ"), which was completed during the second quarter of fiscal year 2003. Perceptive service revenue decreased by $0.1 million, or 2.4%, to $4.8 million in the three months ended December 31, 2002 as compared with $4.9 million in the same period one year ago primarily due to a high level of cancellations experienced in the April to September 2002 timeframe.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $7.8 million, or 10.6%, to $81.5 million for the three months ended December 31, 2002 from $73.7 million in the same period last fiscal year. On a segment basis, CRS direct costs increased $6.1 million, or 14.5%, to $48.4 million for the three months ended December 31, 2002 from $42.3 million in the same three-month period in fiscal year 2002. The increase was due primarily to foreign exchange fluctuations and higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for the three months ended December 31, 2002 improved by 2.3 percentage points from the same three-month period one year ago primarily due to improved operational labor efficiencies and leveraging of strong revenue growth. PCG direct costs increased $0.9 million, or 5.2%, to $18.2 million in the three months ended December 31, 2002 from $17.3 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations and inflation driven increases in spending. As a percentage of service revenue, PCG direct costs showed a marginal improvement of 0.4 points for the three months ended December 31, 2002 as compared with the three-month period ended December 31, 2001. MMS direct costs increased $1.8 million, or 17.9%, to $11.7 million in the three months ended December 31, 2002 from $9.9 million for the three months ended December 31, 2001. The higher cost levels can be attributed to foreign exchange fluctuations, increased labor costs associated with the Pracon and HealthIQ acquisition, and higher labor costs associated with business growth. As a percentage of service revenue, MMS direct costs for the three months ended December 31, 2002 increased by 0.8 points over the same period one year ago primarily as a result of leveraging revenue growth. Perceptive direct costs decreased $1.0 million, or 23.7%, to $3.2 million in the three months ended December 31, 2002 from $4.2 million in the same period in the last fiscal year primarily due to lower labor costs associated with a lower level of business volume. As a percentage of service revenue, Perceptive's direct costs for the three months ended December 31, 2002 improved by 18.5 percentage points from the same three-month period one year ago primarily due to a more favorable business mix.

Selling, general and administrative ("SG&A") expenses increased by $3.6 million, or 14.8%, to $28.1 million for the three months ended December 31, 2002 from $24.5 million in the same period in the last fiscal year. Of the total increase, approximately 4.6% was caused by foreign currency fluctuations with the remaining increase primarily due to increased labor and facility-related costs associated with business growth. As a percentage of service revenue, SG&A remained relatively flat at 23.0% in the three-month periods ending December 31, 2002 and 2001.

Depreciation and amortization ("D&A") expense increased by $0.6 million, or 13.9%, to $5.0 million for the three months ended December 31, 2002 from $4.4 million for the same period in the last fiscal year due to foreign currency fluctuations and an increase in capital expenditures over the past twelve months. As a percentage of service revenue, D&A remained at 4.1% for the three months ended December 31, 2002 and 2001.

During the three months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions which have made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates. There were no special charges recorded during the three months ended December 31, 2001.

Income from operations decreased by $2.5 million, or 58.7%, to $1.7 million for the three months ended December 31, 2002 from $4.2 million in the same period one year ago primarily due to the facilities-related restructuring charge discussed above. Income from operations decreased as a percentage of service revenue to 1.4% for the three months ended December 31, 2002 from 3.9% for the same period in the last fiscal year. Excluding the one-time restructuring charge, income from operations for the three months ended December 31, 2002 would have increased by $3.4 million, or 81.4%, to $7.6 million from $4.2 million in the same period last fiscal year.

Total other income/(loss) decreased $2.8 million to a loss of $1.3 million in the three months ended December 31, 2002 from income of $1.5 million in the three months ended December 31, 2001. The decrease was primarily due to an increase in foreign exchange losses and lower interest income in the second quarter of fiscal year 2003.

The Company had an effective income tax rate of 40.1% for the three months ended December 31, 2002 and 38.4% for the three months ended December 31, 2001. The increase was primarily due to unfavorable changes in the mix of taxable income and losses in the different jurisdictions in which the Company operates. Any future unfavorable changes in the mix of taxable income in the different jurisdictions could materially impact the Company's effective tax rate and its consolidated financial results of operations.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001:

Service revenue increased by $33.0 million, or 15.8%, to $241.7 million for the six months ended December 30, 2002 from $208.7 million for the same period one year ago. Excluding foreign exchange fluctuations, service revenue would have been $232.5 million, a year-over-year increase of 11.4%. On a geographic basis, service revenue for the six months ended December 31, 2002 was distributed as follows: The Americas - $129.6 million (53.6%), Europe - $102.6 million (42.5%), and Asia/Pacific - $9.5 million (3.9%). For the six months ended December 31, 2001, service revenue was distributed as follows: The Americas - $119.4 million (57.2%), Europe - $80.7 million (38.7%), and Asia/Pacific - $8.6 million (4.1%).
On a segment basis, CRS service revenue increased $22.9 million, or 18.5%, to $147.0 million for the six months ended December 31, 2002 from $124.1 million in the same period in fiscal year 2002. Excluding the impact of foreign currency fluctuations, CRS service revenue increased by 13.9% primarily due to higher business volume in the biotech client sector and in phases IIIb and IV of the clinical trial business, as well as a lower rate of cancellations during the past six to seven months. PCG service revenue increased by $4.4 million, or 9.8%, to $49.9 million in the six months ended December 31, 2002 from $45.4 million in the six months ended December 31, 2001. Excluding the impact of foreign currency fluctuations, PCG service revenue increased by 5.5% primarily due to increases in the group's regulatory consulting and clinical pharmacology businesses. MMS service revenue increased by $4.4 million, or 14.7%, to $34.4 million in the six-month period ended December 31, 2002 from $30.0 million in the same period one year ago. Excluding the impact of foreign currency fluctuations, MMS service revenue increased by 9.9% due primarily to an increase in the number of projects serviced by the group as well as incremental revenue resulting from the Pracon and HealthIQ acquisition completed during the second quarter of fiscal year 2003. Perceptive service revenue increased by $1.2 million, or 13.3%, to $10.4 million in the six months ended December 31, 2002 as compared with $9.2 million in the same period one year ago. The relatively low rate of growth is directly attributable to a high level of cancellations during the April to September 2002 timeframe.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $16.9 million, or 11.6%, to $162.5 million for the six months ended December 31, 2002 from $145.6 million in the same period last fiscal year. On a segment basis, CRS direct costs increased $12.5 million, or 14.9%, to $96.4 million for the six months ended December 31, 2002 from $83.9 million in the same six-month period in fiscal year 2002. The increase was due primarily to foreign exchange fluctuations and higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for the six months ended December 31, 2002 improved by 2.0 percentage points over the same period in the last fiscal year primarily due to a more favorable business mix, improved operational labor efficiencies, and leveraging of strong business growth. PCG direct costs increased $2.2 million, or 6.6%, to $36.0 million in the six months ended December 31, 2002 from $33.8 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations and higher employee-related expenses associated with increased business volume. As a percentage of service revenue, PCG direct costs for the six months ended December 31, 2002 improved by 2.2 percentage points over the same period one year ago primarily due to improved labor cost efficiency. MMS direct costs increased $2.8 million, or 13.6%, to $23.0 million in the six months ended December 31, 2002 from $20.2 million for the six months ended December 31, 2001. The higher cost levels can be attributed to foreign exchange fluctuations, increased labor costs associated with an increased number of projects serviced by the group, and incremental labor costs associated with the Pracon and HealthIQ acquisition. As a percentage of service revenue, MMS direct costs improved by 0.7 points in the six months ended December 31, 2002 over the same period one year ago principally as a result of leveraging revenue growth. Perceptive direct costs decreased $0.6 million, or 8.2%, to $7.1 million in the six months ended December 31, 2002 from $7.7 million in the same period in the last fiscal year primarily due to lower revenue levels. As a percentage of service revenue, Perceptive's direct costs for the six months ended December 31, 2002 improved by 16.0 percentage points over the same period one year ago primarily due to a more favorable business mix and better labor cost leveraging.

Selling, general and administrative ("SG&A") expenses increased by $7.3 million, or 15.4%, to $54.7 million for the six months ended December 31, 2002 from $47.4 million in the same period in the last fiscal year. Of the total increase, approximately 4.4% was caused by foreign currency fluctuations with the remaining increase primarily due to increased labor and facility-related costs associated with business growth. As a percentage of service revenue, SG&A remained relatively flat at 22.6% in the six-month periods ended December 31, 2002 and 2001.

Depreciation and amortization ("D&A") expense increased by $0.9 million, or 10.1%, to $9.8 million for the six months ended December 31, 2002 from $8.9 million for the same period last fiscal year due to foreign currency fluctuations and higher capital spending during the past twelve months. As a percentage of service revenue, D&A remained relatively flat at 4.1% for the six months ended December 31, 2002 compared to 4.3% for the same period one year ago.

During the six months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions which have made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates. There were no special charges recorded during the six months ended December 31, 2001.

Income from operations increased by $2.0 million, or 30.0%, to $8.7 million for the six months ended December 31, 2002 from $6.7 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 3.6% for the six months ended December 31, 2002 from 3.2% for the same period in the last fiscal year. Excluding the one-time restructuring charge, income from operations for the six months ended December 31, 2002 would have increased by $7.9 million, or 117.7%, to $14.6 million from $6.7 million in the same period last fiscal year.

Total other income/(loss) decreased $5.4 million to a loss of $2.4 million in the six months ended December 31, 2002 from income of $3.0 million in the six months ended December 31, 2001. The unfavorable change was primarily due to an increase in foreign exchange losses and lower interest income in the six-month period ended December 31, 2002 as compared with the same period in the last fiscal year, and having no counterpart to last year's one-time $0.9 million gain on sale of a facility.

The Company had an effective income tax rate of 41.9% for the six months ended December 31, 2002 and 38.2% for the six months ended December 31, 2001. The increase was primarily due to unfavorable changes in the mix of taxable income and losses in the different jurisdictions in which the Company operates. Any future unfavorable changes in the mix of taxable income in the different jurisdictions could materially impact the Company's effective tax rate and its consolidated financial results of operations.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 50 days at December 31, 2002 compared with 59 days at December 31, 2001. The decrease in DSO in the three months ended December 31, 2002 as compared with the three months ended December 31, 2001 was primarily due to improved billing practices, increased collection activities, and a higher level of deferred revenue. Accounts receivable, net of the allowance for doubtful accounts was $233.0 million ($146.2 million in billed accounts receivable and $86.8 million in unbilled accounts receivable) at December 31, 2002 and $210.2 million ($121.3 million in billed accounts receivable and $88.9 million in unbilled accounts receivable) at December 31, 2001. Deferred revenue was $141.4 million at December 31, 2002 and $112.0 million at December 31, 2001. The $29.4 million increase in deferred revenue was directly attributable to advance payments in conjunction with new business arrangements entered into by the Company. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

The Company has lines-of-credit with foreign banks in the aggregate of approximately $10.0 million. These lines-of-credit are not collateralized and are payable on demand. At December 31, 2002, the Company had approximately $10.0 million available under these credit arrangements.

Net cash provided by operating activities for the six months ended December 31, 2002 totaled $22.9 million and was generated from a $18.1 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $9.8 million related to non-cash charges for depreciation and amortization expense and $3.4 million of net income, partially offset by a $7.1 million decrease in other current liabilities and a $1.3 million decrease in accounts payable. For the six months ended December 31, 2001, net cash provided by operating activities was $15.6 million and was generated by a $15.5 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $8.9 million for non-cash charges related to depreciation and amortization, $5.5 million of net income, and a $1.1 million decrease in prepaid expenses and other current assets, partially offset by an $11.5 million decrease in accounts payable, a $3.1 million decrease in other liabilities, and a $0.9 million gain on sale of a building.

Net cash used by investing activities for the six months ended December 31, 2002 totaled $5.2 million and consisted of $13.2 million used for capital expenditures and $2.1 million used for business acquisitions, offset by $9.7 million of net proceeds from the sale of marketable securities and $0.4 million in proceeds from sale of fixed assets. Net cash used in investing activities for the six months ended December 31, 2001 totaled $33.3 million and consisted of $23.3 million related to net purchases of marketable securities, $10.0 million used for capital expenditures, and $1.5 million used for the acquisition of EDYABE, offset by $1.5 million in proceeds from the sale of a building.

Net cash provided by financing activities for the six months ended December 31, 2002 totaled $1.5 million which was primarily generated by proceeds from the issuance of common stock associated with the Company's stock option and employee stock purchase plans. For the six months ended December 31, 2001, net cash provided by financing activities totaled $1.8 million and consisted of $1.5 million of proceeds from the issuance of common stock in association with the Company's stock option and employee stock purchase plans, and $0.3 million from net borrowings under credit arrangements.

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

In the future, the Company may consider acquiring businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

RECENTLY ISSUED ACCOUNTING STANDARD

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact of FIN 46 on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with its third quarter ending March 31, 2003.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 did not impact the Company's consolidated results of operations or financial position.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 48% and 43% of its service revenue for the three-month periods ended December 31, 2002 and 2001, respectively, and 47% and 44% for the six-month periods ended December 31, 2002 and 2001, respectively, from operations outside of the United States. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. In cases where the Company contracts for a multi-country clinical trial and a significant portion of the contract expenses are in a currency other than the contract currency, the Company seeks to contractually shift to its clients the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. For the three months ended December 31, 2002 and 2001, the Company recorded a foreign exchange loss of $1.0 million and a gain of $1.1 million, respectively. For the six months ended December 31, 2002 and 2001, the Company recorded foreign exchange losses of $2.2 million and a $0.9 million gain, respectively. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, these fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into foreign exchange forward contracts and currency option transactions to offset the impact of currency fluctuations. These foreign exchange forward contracts generally have maturity dates ranging from one to six months. The Company does not expect gains or losses on these contracts to have a material impact on its financial results.

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

THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS

In the three months ended December 31, 2002, the Company's five largest clients accounted for 32% of its consolidated service revenue, and one client accounted for 11% of consolidated service revenue. In the three months ended December 31, 2001, the Company's five largest clients accounted for 39% of its consolidated service revenue, and one client accounted for 11% of consolidated service revenue. The Company expects that a small number of customers will continue to represent a significant part of the Company's revenue. The Company's contracts with these customers generally can be terminated on short notice. The Company could suffer a material adverse effect if it lost or experienced a material reduction in the business of a significant client. The Company has in the past experienced contract cancellations with a significant client, which had a materially adverse effect on the Company's financial results.

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

Because the Company provides most of its services worldwide, its business is subject to risks associated with doing business internationally. The Company's service revenue from its non-U.S. operations represented approximately 48% of its total service revenue for the three months ended December 31, 2002 and approximately 47% for the six months ended December 31, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's future results could be harmed by a variety of factors, including:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 48% of the Company's service revenue for the three months ended December 31, 2002 and 47% for the six months ended December 31, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect the Company's results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

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

         (a) On November 21, 2002, the Company held its 2002 Annual Meeting of Stockholders.

         (b)      Not applicable.

         (c)      At the meeting, the stockholders of the Company voted:

              (1) to elect the following persons to serve as Class I
                  directors, to serve for a three-year term (until the 2005 Annual Meeting). The votes cast were as follows:

                                      FOR                        WITHHELD
                                      ---                        --------
Patrick J. Fortune                 22,362,893                     367,675
William U. Parfet                  17,930,272                   4,800,296

              (2) to approve an amendment to the Company's 2000 Employee Stock
                  Purchase Plan. The votes cast were as follows:

   FOR                 AGAINST         ABSTAIN     BROKER NON-VOTES
   ---                 -------         -------     ----------------
20,165,478             560,568        2,004,522           0

              (3) to ratify the selection of Ernst & Young LLP as
                  independent auditors for the fiscal year ending June 30, 2003. The votes cast were as follows:

   FOR                AGAINST          ABSTAIN
  ----                -------          -------
22,514,242            210,139           6,187

         (d)      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

(b) The Company did not file any Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of February 2003.

                                        PAREXEL International Corporation

Date: February 14, 2003                 By: /s/ Josef H. von Rickenbach
                                        ---------------------------------

                                        Josef H. von Rickenbach
                                        Chairman of the Board and Chief
                                        Executive Officer

Date: February 14, 2003                 By: /s/ James F. Winschel, Jr.
                                        ----------------------------------

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

Dated: February 14, 2003                        /s/ Josef H. von Rickenbach
                                                -------------------------------
                                                Josef H. von Rickenbach
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (principal executive officer)

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

Dated: February 14, 2003                       /s/ James F. Winschel, Jr.
                                               -----------------------------
                                               James F. Winschel, Jr.
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------
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