Form 10-Q/A
period 2002-12-31
PAREXEL INTERNATIONAL CORP
filed 2003-05-08
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                           --------------------------

(Mark One):

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-27058

                           --------------------------

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


                         TELEPHONE NUMBER (781) 487-8900
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      As of May 6, 2003, there were 25,645,241 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A is being filed solely to delete from the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, originally filed on February 14, 2003 (the "Original Filing"), two sentences that provided information based on the Company's income from operations excluding a restructuring charge and to add to the Original Filings two sentences that explain the impact to the Company's income from operations from such restructuring charge. The deleted sentences were included in the Original Filing under the caption "Results of Operations" for the three month period and six month period ended December 31, 2002, in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The sentences have been deleted so that the Company's registration statement on Form S-3 (File No. 333-103539), which incorporates by reference the Original Filing, will comply with the requirements of Item 10(e) of Regulation S-K. The Company has not modified Item 2 below in any other respect.

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

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE, AND DEFERRED REVENUE

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

                          FOR THE THREE MONTHS ENDED DECEMBER 31,                    FOR THE SIX MONTHS ENDED DECEMBER 31,
                      -------------------------------------------------       ---------------------------------------------------
                                                  INCREASE                                                INCREASE
($ IN THOUSANDS)         2002          2001      (DECREASE)         %          2002          2001        (DECREASE)          %
----------------         ----          ----      ----------       -----        ----          ----        ----------        -----
Service revenue:

  CRS                 $ 75,149      $ 63,361      $ 11,788         18.6%      $147,046      $124,139      $ 22,907         18.5%
  PCG                   25,084        23,726         1,358          5.7%        49,874        45,429         4,445          9.8%
  MMS                   17,316        14,868         2,448         16.5%        34,398        29,979         4,419         14.7%
  Perceptive             4,799         4,919          (120)       -2.4%         10,383         9,167         1,219         13.3%
                      --------      --------      --------                    --------      --------      --------
                      $122,348      $106,874      $ 15,474         14.5%      $241,701      $208,714      $ 32,987         15.8%
                      ========      ========      ========                    ========      ========      ========
Direct costs:

  CRS                 $ 48,456      $ 42,317      $  6,139         14.5%      $ 96,394      $ 83,869      $ 12,525         14.9%
  PCG                   18,212        17,312           900          5.2%        36,045        33,825         2,220          6.6%
  MMS                   11,676         9,906         1,770         17.9%        22,954        20,200         2,754         13.6%
  Perceptive             3,198         4,190          (992)       -23.7%         7,093         7,726          (633)       -8.2%
                      --------      --------      --------                    --------      --------      --------
                      $ 81,542      $ 73,725      $  7,817         10.6%      $162,486      $145,620      $ 16,866         11.6%
                      ========      ========      ========                    ========      ========      ========

Gross profit on
service revenue:

  CRS                 $ 26,693      $ 21,044      $  5,649         26.8%      $ 50,652      $ 40,270      $ 10,382         25.8%
  PCG                    6,872         6,414           458          7.1%        13,829        11,604         2,225         19.2%
  MMS                    5,640         4,962           678         13.7%        11,444         9,779         1,665         17.0%
  Perceptive             1,601           729           872        119.6%         3,290         1,441         1,849        128.3%
                      --------      --------      --------                    --------      --------      --------
                      $ 40,806      $ 33,149      $  7,657         23.1%      $ 79,215      $ 63,094      $ 16,121         25.6%
                      ========      ========      ========                    ========      ========      ========




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

      Income from operations decreased by $2.5 million, or 58.7%, to $1.7 million for the three months ended December 31, 2002 from $4.2 million in the same period one year ago primarily due to the facilities-related restructuring charge discussed above. Income from operations for the three months ended December 31, 2002 was adversely affected by $5.9 million due to the facilities-related restructuring charge discussed above and in Note 5 to the Company's financial statements. Income from operations decreased as a percentage of service revenue to 1.4% for the three months ended December 31, 2002 from 3.9% for the same period in the last fiscal year.

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

      Income from operations increased by $2.0 million, or 30.0%, to $8.7 million for the six months ended December 31, 2002 from $6.7 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations for the six months ended December 31, 2002 was adversely affected by $5.9 million due to the facilities-related restructuring charge discussed above and in Note 5 to the Company's financial statements. Income from operations increased as a percentage of service revenue to 3.6% for the six months ended December 31, 2002 from 3.2% for the same period in the last fiscal year.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of May 2003.

                                    PAREXEL International Corporation

Date: May 8, 2003                   By: /s/ Josef H. von Rickenbach
                                       ----------------------------
                                        Josef H. von Rickenbach
                                        Chairman of the Board and Chief
                                        Executive Officer

Date: May 8, 2003                   By: /s/ James F. Winschel, Jr.
                                       ---------------------------
                                        James F. Winschel, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer

                                  CERTIFICATION

I, Josef H. von Rickenbach, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of PAREXEL INTERNATIONAL CORPORATION; and

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: May 8, 2003                        /s/ Josef H. von Rickenbach
                                          ---------------------------
                                          Josef H. von Rickenbach
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (principal executive officer)

                                  CERTIFICATION

I, James F. Winschel, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of PAREXEL INTERNATIONAL CORPORATION; and

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: May 8, 2003                        /s/ James F. Winschel, Jr.
                                          --------------------------
                                          James F. Winschel, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer
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