Form 10-Q
period 2003-03-31
PAREXEL INTERNATIONAL CORP
filed 2003-05-15
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2003, there were 25,645,241 shares of PAREXEL International Corporation common stock outstanding, excluding 861,000 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
  PART I.                         FINANCIAL INFORMATION

                     Item 1       Financial Statements (Unaudited):

                                  Condensed Consolidated Balance Sheets - March 31, 2003 and June 30, 2002               3

                                  Condensed Consolidated Statements of Operations - Three months ended
                                  March 31, 2003 and 2002; Nine months ended March 31, 2003 and 2002                     4

                                  Condensed Consolidated Statements of Cash Flows - Nine months ended
                                  March 31, 2003 and 2002                                                                5

                                  Notes to Condensed Consolidated Financial Statements                                   6

                     Item 2       Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations                                                                         10

                     Item 3       Quantitative and Qualitative Disclosure About Market Risk                             19

                     Item 4       Controls and Procedures                                                               26

  PART II.                        OTHER INFORMATION

                     Item 2       Changes in Securities and Use of Proceeds                                             26

                     Item 6       Exhibits and Reports on Form 8-K                                                      27

  SIGNATURES                                                                                                            28

  CERTIFICATIONS                                                                                                        29

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     MARCH 31,         JUNE 30,
                                                                       2003              2002
                                                                   -----------        ---------
                                                                   (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                          $  57,487         $  22,479
 Marketable securities                                                 18,643            43,630
 Billed and unbilled accounts receivable, net                         221,361           224,713
 Prepaid expenses                                                      10,451             8,688
 Current deferred tax assets                                           21,195            21,642
 Other current assets                                                   4,860             6,388
                                                                    ---------         ---------
       Total current assets                                           333,997           327,540

Property and equipment, net                                            58,088            47,624
Goodwill and other intangible assets, net                              33,397            14,763
Non-current deferred tax assets                                        11,201            11,201
Other assets                                                            6.707             6,033
                                                                    ---------         ---------
       Total assets                                                 $ 443,390         $ 407,161
                                                                    =========         =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                $     124         $     422
 Accounts payable                                                       7,832            11,858
 Deferred revenue                                                     134,390           114,723
 Accrued expenses                                                      19,158            15,814
 Accrued employee benefits and withholdings                            33,079            31,713
 Current deferred tax liabilities                                       2,538             2,538
 Income taxes payable                                                     781             7,361
 Other current liabilities                                              6,467             5,091
                                                                    ---------         ---------
       Total current liabilities                                      204,369           189,520

Long-term debt                                                            648               432
Non-current deferred tax liabilities                                    9,268             9,268
Other liabilities                                                       5,977             5,087
                                                                    ---------         ---------
       Total liabilities                                              220,262           204,307
                                                                    ---------         ---------

Minority interest in subsidiary                                         3,815             2,777

Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized:
      5,000,000 at March 31, 2003 and June 30, 2002; Series A
      Junior Participating Preferred Stock - 50,000 shares
      designated, none issued and outstanding
    Common stock--$.01 par value; shares authorized:
      50,000,000 at March 31, 2003 and June 30, 2002; shares
      issued: 26,493,328 at March 31, 2003 and
      26,033,806 at June 30, 2002; shares outstanding:
      25,632,328 at March 31, 2003 and 25,172,806 at
      June 30, 2002                                                       265               261
 Additional paid-in capital                                           172,240           167,829
 Treasury stock, at cost; 861,000 shares at March 31, 2003
   and June 30, 2002                                                   (8,165)           (8,165)
 Retained earnings                                                     60,235            52,455
 Accumulated other comprehensive loss                                  (5,262)          (12,303)
                                                                    ---------         ---------
     Total stockholders' equity                                       219,313           200,077
                                                                    ---------         ---------
         Total liabilities and stockholders' equity                 $ 443,390         $ 407,161
                                                                    =========         =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                      FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                         MARCH 31,
                                                      --------------------------        --------------------------
                                                         2003             2002             2003             2002
                                                      ---------         --------        ---------         --------
Service revenue                                       $ 132,263         $112,027        $ 373,964         $320,741
Reimbursement revenue                                    26,899           32,863           80,793           81,821
                                                      ---------         --------        ---------         --------

Total revenue                                           159,162          144,890          454,757          402,562

Costs and expenses:
  Direct costs                                           86,176           77,500          248,662          223,120
  Reimbursable out-of-pocket expenses                    26,899           32,863           80,793           81,821
  Selling, general and administrative expenses           32,499           25,761           87,244           73,191
  Depreciation and amortization                           5,307            4,210           15,155           13,156
  Restructuring charge                                       --                             5,886               --
                                                      ---------         --------        ---------         --------

Total costs                                             150,881          140,334          437,740          391,288
                                                      ---------         --------        ---------         --------

Income from operations                                    8,281            4,556           17,017           11,274

Other income (expense)                                     (740)           1,521           (3,122)           4,562
                                                      ---------         --------        ---------         --------

Income before provision for income taxes and
minority interest                                         7,541            6,077           13,895           15,836

Provision for income taxes                                2,936            2,301            5,596            6,033
Minority interest                                           230               65              519              568
                                                      ---------         --------        ---------         --------

Net income                                            $   4,375         $  3,711        $   7,780         $  9,235
                                                      =========         ========        =========         ========

Earnings per share:
  Basic                                               $    0.17         $   0.15        $    0.31         $   0.37
  Diluted                                             $    0.17         $   0.14        $    0.30         $   0.36

Shares used in computing earnings per share:
  Basic                                                  25,376           24,984           25,238           24,880
  Diluted                                                25,825           25,729           25,511           25,547

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                     FOR THE NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                      2003              2002
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   7,780         $   9,235
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Depreciation and amortization                                        15,156            13,156
  Changes in operating assets/liabilities                              13,520              (305)
                                                                    ---------         ---------
Net cash provided by operating activities                              36,456            22,086
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                  (175,348)         (233,830)
  Proceeds from sale of marketable securities                         200,272           194,568
  Acquisition of business, net of cash acquired                       (11,201)           (1,793)
  Proceeds from sale of fixed assets                                      417             1,887
  Purchase of property and equipment                                  (22,288)          (14,702)
                                                                    ---------         ---------
Net cash used in investing activities                                  (8,148)          (53,870)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                1,907             2,000
  Borrowings and (repayments) under credit arrangements                   (81)              268
                                                                    ---------         ---------
Net cash provided by financing activities                               1,826             2,268
                                                                    ---------         ---------

Effect of exchange rate changes on cash and cash equivalents            4,874              (643)
                                                                    ---------         ---------

Net increase (decrease) in cash for the period                         35,008           (30,159)

Cash and cash equivalents at beginning of period                       22,479            57,590
                                                                    ---------         ---------

Cash and cash equivalents at end of period                          $  57,487         $  27,431
                                                                    =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Taxes                                                           $  12,802         $   7,712
    Interest                                                        $   2,217         $     660
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                      $  20,633         $   2,928
    Liabilities assumed                                                (6,925)           (1,135)
                                                                    ---------         ---------
  Cash paid and common stock issued for acquisition                 $  13,708         $   1,793
                                                                    =========         =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year balances have been reclassified in order to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The Company accounts for out-of-pocket expenses in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through" basis, without risk or reward to the Company. The amounts of these investigator fees were $18.6 million and $18.5 million for the three months ended March 31, 2003 and 2002, respectively, and $57.4 million and $57.3 million for the nine-month periods ended March 31, 2003 and 2002, respectively.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 1.6 million and 1.3 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, and approximately 2.2 million and
1.3 million outstanding stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2003 and 2002, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                            MARCH 31,                    MARCH 31,
                                                    ----------------------        ----------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)              2003           2002           2003           2002
                                                    -------        -------        -------        -------
Net income attributable to common shares            $ 4,375        $ 3,711        $ 7,780        $ 9,235
                                                    =======        =======        =======        =======

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding           25,376         24,984         25,238         24,880
                                                    =======        =======        =======        =======
Basic earnings per common share                     $  0.17        $  0.15        $  0.31        $  0.37
                                                    =======        =======        =======        =======

DILUTED EARNINGS PER COMMON SHARE
COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock
    outstanding                                      25,376         24,984         25,238         24,880
  Shares attributable to common stock
    options                                             449            745            273            667
                                                    -------        -------        -------        -------
                                                     25,825         25,729         25,511         25,547
                                                    =======        =======        =======        =======
Diluted earnings per common share                   $  0.17        $  0.14        $  0.30        $  0.36
                                                    =======        =======        =======        =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income, which is comprised primarily of net income and foreign currency translation adjustments, totaled $5.8 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively, and $14.8 million and $8.4 million for the nine months ended March 31, 2003 and 2002, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

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

If the compensation cost for the Company's stock options and the employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

($ IN THOUSANDS, EXCEPT PER SHARE DATA)                  THREE MONTHS ENDED
                                                             MARCH 31,
                                                          2003          2002
                                                         ------        ------
Net income, as reported                                  $4,375        $3,711
Deduct total stock-based compensation, net of tax           744           541
                                                         ------        ------

Pro forma net income                                     $3,631        $3,170
                                                         ======        ======

Pro forma net income per share:
  Basic                                                  $ 0.14        $ 0.13
  Diluted                                                $ 0.14        $ 0.12

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

NOTE 5 - PREFERRED STOCK RIGHTS

On March 27, 2003, the Company adopted a Shareholder Rights Plan. Under this Plan, one Right for each outstanding share was distributed to stockholders of record as of April 7, 2003. The Rights trade with the underlying common stock and initially will not be exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or a group acquires 20 percent or more of the Company's common stock or commences a tender offer for 20 percent or more of the Company's outstanding stock. If the Rights become exercisable, the type and amount of securities receivable upon exercise of each Rights will depend on the circumstances at the time of exercise. Each Right will initially entitle each stockholder to purchase one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $98.00. The adoption of this Plan did not impact the Company's financial position or results of its operations.

NOTE 6 - SEGMENT INFORMATION

The Company is managed through four business segments: Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), electronic data capture solutions, and medical diagnostics.

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

                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 MARCH 31,                       MARCH 31,
                                        ------------------------        ------------------------
($ IN THOUSANDS)                          2003            2002            2003            2002
                                        --------        --------        --------        --------
Service revenue:
  Clinical Research Services            $ 81,496        $ 64,786        $228,542        $188,925
  PAREXEL Consulting Group                26,248          25,776          76,122          71,205
  Medical Marketing Services              17,940          16,211          52,338          46,190
  Perceptive Informatics, Inc.             6,579           5,254          16,962          14,421
                                        --------        --------        --------        --------
                                        $132,263        $112,027        $373,964        $320,741
                                        ========        ========        ========        ========
Gross profit on service revenue:
  Clinical Research Services            $ 31,384        $ 20,656        $ 82,036        $ 60,926
  PAREXEL Consulting Group                 6,563           7,378          20,392          18,982
  Medical Marketing Services               5,456           5,260          16,900          15,039
  Perceptive Informatics, Inc.             2,684           1,233           5,974           2,674
                                        --------        --------        --------        --------
                                        $ 46,087        $ 34,527        $125,302        $ 97,621
                                        ========        ========        ========        ========

NOTE 7 - RESTRUCTURING CHARGES

During the three months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring. In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing ten of those properties. After much effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during the quarter ended December 31, 2002 that the original assumptions for the remaining four properties were no longer valid under current market conditions. In determining the amount of the required additional charge, $8.0 million of sub-lease payments were estimated by the Company to be collected over the next six years. This represented the Company's best estimate based upon current market conditions.

Current quarter activity charged against the restructuring accrual (which is included in "Accrued Expenses" in the Condensed Consolidated Balance Sheet) was as follows:

                                     BALANCE AS OF                                                       BALANCE AS OF
                                     DECEMBER 31,                                  3RD QUARTER             MARCH 31,
($ IN THOUSANDS)                         2002                PROVISION               PAYMENTS                2003
                                     -------------           ---------             -----------           -------------
Employee severance costs                 $  611                    --                $  (321)               $  290
Facilities-related charges                6,486                    --                   (764)                5,722
                                         ------               -------                -------                ------
                                         $7,097                    --                $(1,085)               $6,012
                                         ======               =======                =======                ======

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The application of FIN 46 did not have a material effect on the Company's financial position or its results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123 ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but adopted SFAS 148 on January 1, 2003 and included the disclosure modifications in these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on the Company's financial position or its results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and became effective in the third quarter ended March 31, 2003. The adoption of SFAS 146 did not impact the Company's financial position or results of its operations.

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

The statements in this quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, to differ materially from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this quarterly report.

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

OVERVIEW

The Company is a leading biopharmaceutical services company, providing a broad range of expertise in contract research, medical marketing, consulting and technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Over the past twenty years, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, IVRS, CTMS, electronic data capture solutions, medical diagnostics services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical diagnostics. Perceptive is a majority-owned subsidiary of the Company. As of March 31, 2003, the Company owned an approximate 97.4% interest in Perceptive.

The Company conducts a significant portion of its operations in foreign countries. Approximately 47.6% of the Company's service revenue for the three months ended March 31, 2003 and 47.3% of the Company's service revenue for the nine months ended March 31, 2003 were from non-U.S. operations. Because the Company's financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended March 31, 2003, approximately 17.6% of total service revenue was denominated in British pounds and 20.6% of total service revenue was denominated in Euros. For the nine months ended March 31, 2003, approximately 17.5% of total service revenue was denominated in British pounds and approximately 19.8% of total service revenue was denominated in Euros. As a result of the weakened U.S. dollar against the British Pound and the Euro in fiscal year 2003, the Company's revenues and the Company's direct costs increased in 2003 from the comparable 2002 periods due to these exchange rate fluctuations.

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

The Company accounts for out-of-pocket expenses in accordance with EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". These out-of-pocket expenses are reflected in the Company's Condensed Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through" basis, without risk or reward to the Company. The amounts of these investigator fees were $18.6 million and $18.5 million for the three months ended March 31, 2003 and 2002, respectively, and $57.4 million and $57.3 million for the nine-month periods ended March 31, 2003 and 2002, respectively.

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

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historical collectability and specific identification of potential problems. In the event the Company is unable to collect all or part of its outstanding billed or unbilled receivables, there may be a material impact to the Company's consolidated results of operations and financial position.

INCOME TAXES

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109. Income tax expense is based on the distribution of profit before tax amongst the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses between taxing jurisdictions may have a significant impact on the Company's effective tax rate. The provision is a combination of current-year tax liability and future tax liability/benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated results of operations and financial position.

EMPLOYEE STOCK COMPENSATION

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25"), and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price equals the market price of the underlying stock on the date of the grant. If PAREXEL accounted for stock options under SFAS 123, the Company would have recorded additional compensation expense for stock option grants to employees. If PAREXEL were unable to account for stock options under ABP 25, the Company's financial results would be materially affected to the extent that additional compensation expense had to be recognized. The additional compensation expense could vary significantly from period to period based on several factors including the number of stock options granted and stock price and/or interest rate fluctuations.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2003 and 2002 were as follows:

                       FOR THE THREE MONTHS ENDED MARCH 31,             FOR THE NINE MONTHS ENDED MARCH 31,
                     ------------------------------------------      ---------------------------------------------
($ IN THOUSANDS)                               INCREASE                                         INCREASE
                       2003        2002       (DECREASE)     %         2003          2002       (DECREASE)    %
                     --------    --------      -------     ----      --------      --------      -------    ------
Service revenue:
  CRS                $ 81,496    $ 64,786      $16,710     25.8%     $228,542      $188,925      $39,617     21.0%
  PCG                  26,248      25,776          472      1.8%       76,122        71,205        4,917      6.9%
  MMS                  17,940      16,211        1,729     10.7%       52,338        46,190        6,148     13.3%
  Perceptive            6,579       5,254        1,325     25.2%       16,962        14,421        2,541     17.6%
                     --------    --------      -------               --------      --------      -------

                     $132,263    $112,027      $20,236     18.1%     $373,964      $320,741      $53,223     16.6%
                     ========    ========      =======               ========      ========      =======

Direct costs:
  CRS                $ 50,112    $ 44,130      $ 5,982     13.6%     $146,506      $127,999      $18,507     14.5%
  PCG                  19,685      18,398        1,287      7.0%       55,730        52,223        3,507      6.7%
  MMS                  12,484      10,951        1,533     14.0%       35,438        31,151        4,287     13.8%
  Perceptive            3,895       4,021         (126)    -3.1%       10,988        11,747         (759)    -6.5%
                     --------    --------      -------               --------      --------      -------

                     $ 86,176    $ 77,500      $ 8,676     11.2%     $248,662      $223,120      $25,542     11.4%
                     ========    ========      =======               ========      ========      =======

Gross profit on
  service revenue:
  CRS                $ 31,384    $ 20,656      $10,728     51.9%     $ 82,036       $60,926      $21,110     34.6%
  PCG                   6,563       7,378         (815)   -11.0%       20,392        18,982        1,410      7.4%
  MMS                   5,456       5,260          196      3.7%       16,900        15,039        1,861     12.4%
  Perceptive            2,684       1,233        1,451    117.7%        5,974         2,674        3,300    123.4%
                     --------    --------      -------               --------      --------      -------

                     $ 46,087    $ 34,527      $11,560     33.5%     $125,302       $97,621      $27,681     28.4%
                     ========    ========      =======               ========      ========      =======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:

Service revenue increased by $20.2 million, or 18.1%, to $132.3 million for the three months ended March 31, 2003 from $112.0 million for the same period one year ago. On a geographic basis, service revenue for the three months ended March 31, 2003 was distributed as follows: The Americas - $70.0 million (52.9%), Europe - $57.8 million (43.7%), and Asia/Pacific - $4.5 million (3.4%). For the three months ended March 31, 2002, service revenue was distributed as follows:
The Americas - $67.2 million (60.0%), Europe - $40.7 million (36.3%), and Asia/Pacific - $4.1 million (3.7%). On a segment basis, CRS service revenue increased by $16.7 million, or 25.8%, to $81.5 million for the three months ended March 31, 2003 from $64.8 million in the same period in fiscal year 2002. Of the total 25.8% increase, approximately 9.2% was attributed to the positive impact of foreign currency fluctuations, with the remaining 16.6% of the increase primarily attributed to new business wins and a lower level of cancellations in the first six months of this fiscal year. PCG service revenue increased by $0.5 million, or 1.8%, to $26.2 million from $25.8 million one year ago. The increase in PCG service revenue was driven largely by the positive impact of foreign currency fluctuations (approximately 7.3%), offset by a reduction in enforcement activities on the part of the Food and Drug Administration ("FDA"), which reduced demand for PCG's services, and a reduction in discretionary spending by large pharmaceutical companies. MMS service revenue increased by $1.7 million, or 10.7%, to $17.9 million in the three-month period ended March 31, 2003 from $16.2 million in the same three-month period in the last fiscal year primarily due to $1.7 million of incremental revenue from the second quarter 2003 acquisition of the Pracon and HealthIQ division ("Pracon and HealthIQ") of Excerpta Medica, Inc. Perceptive service revenue increased by $1.3 million, or 25.2%, to $6.6 million in the three months ended March 31, 2003 from $5.3 million in the same three-month period in fiscal year 2002. The increase was a direct result of the FW Pharma acquisition completed during the third quarter of this fiscal year.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $8.7 million, or 11.2% to $86.2 million in the three months ended March 31, 2003 from $77.5 million in the same period one year ago. On a segment basis, CRS direct costs increased by $6.0 million, or 13.6%, to $50.1 million in the three months ended March 31, 2003 from $44.1 million in the same three-month period last fiscal year. Of the total 13.6% increase, approximately 8.2% was attributed to increased costs as a result of foreign currency fluctuations, with the remaining 5.4% of the increase caused by increased labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for the three months ended March 31, 2003 decreased by 6.6 percentage points to 61.5% from 68.1% in the same three-month period one-year ago primarily due to improved operational labor efficiencies and leveraging of strong revenue growth. PCG direct costs increased by $1.3 million, or 7.0% to $19.7 million in the three months ended March 31, 2003 from $18.4 million in the three months ended March 31, 2002 primarily due to approximately 7.7% increase in foreign currency fluctuations, offset by approximately 0.7% lower direct labor costs associated with decreased demand for PCG services as noted previously. As a percentage of service revenue, PCG direct costs for the three months ended March 31, 2003 increased by 3.6 percentage points to 75.0% from 71.4% primarily due to a less favorable business mix. MMS direct costs increased $1.5 million, or 14.0%, to $12.5 million in the three months ended March 31, 2003 from $11.0 million in the same three-month period one year ago primarily due to an approximate 5.9% increase in costs as a result of foreign currency fluctuations, with the remainder of the increase primarily due to increased labor costs associated with the Pracon and HealthIQ acquisition. As a percentage of service revenue, MMS direct costs for the three months ended March 31, 2003 increased by 2.0 percentage points to 69.6% from 67.6% primarily due to less favorable business mix. Perceptive direct costs decreased by $0.1 million, or 3.1%, to $3.9 million in the three months ended March 31, 2003 from $4.0 million in the same three-month period in the last fiscal year primarily due to a reduction in physician reader costs (approximately 11.7%) incurred in connection with various imaging programs, partially offset by incremental direct costs (approximately 8.6%) in association with the FW Pharma acquisition that was completed during the quarter. As a percentage of service revenue, Perceptive direct costs decreased by 17.3 percentage points to 59.2% from 76.5% primarily due to more favorable business mix and lower physician reader costs.

Selling, general and administrative ("SG&A") expenses increased by $6.7 million, or 26.2%, to $32.5 million for the three months ended March 31, 2003 from $25.8 million in the same period in the last fiscal year. Of the total 26.2% increase, approximately 11.3% was caused by increased costs as a result of foreign currency fluctuations, approximately 4.7% was attributed to incremental expenses associated with the Pracon & HealthIQ and FW Pharma acquisitions, approximately 6.2% was attributed to increased labor costs, and 4.0% was associated with higher facility-related costs. As a percentage of service revenue, SG&A increased by 1.6 percentage points to 24.6% in the three months ended March 31, 2003 as compared with 23.0% in the same period in the last fiscal year.

Depreciation and amortization ("D&A") expense increased by $1.1 million, or 26.1%, to $5.3 million for the three months ended March 31, 2003 from $4.2 million for the same period in the last fiscal year primarily due to higher expenses as a result of foreign currency fluctuations and an increase in capital spending of $7.6 million over the preceding twelve months. As a percentage of service revenue, D&A was 4.0% and 3.8% for the three months ended March 31, 2003 and 2002, respectively.

Income from operations increased by $3.7 million, or 81.8%, to $8.3 million for the three months ended March 31, 2003 from $4.6 million in the same period one year ago. Income from operations increased as a percentage of service revenue to 6.3% for the three months ended March 31, 2003 from 4.1% for the same period in the last fiscal year for the reasons noted in the preceding paragraphs.

Total other income/(loss) decreased $2.3 million to a loss of $0.7 million in the three months ended March 31, 2003 from income of $1.5 million in the three months ended March 31, 2002. The decrease was primarily due to a year-over-year increase in foreign exchange losses of $2.0 million, as a result of a weakening of the U.S. dollar versus both the British Pound and the Euro.

The Company had an effective income tax rate of 38.9% for the three months ended March 31, 2003 and 37.9% for the three months ended March 31, 2002. The increase was primarily due to unfavorable changes in the mix of taxable income and losses in the different jurisdictions in which the Company operates. Any future unfavorable changes in the mix of taxable income in the different jurisdictions could materially impact the Company's effective tax rate and its consolidated financial results of operations.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002:

Service revenue increased by $53.2 million, or 16.6%, to $374.0 million for the nine months ended March 31, 2003 from $320.7 million for the same period one year ago. On a geographic basis, service revenue for the nine months ended March 31, 2003 was distributed as follows: The Americas - $199.6 million (53.4%), Europe - $160.4 million (42.9%), and Asia/Pacific - $14.0 million (3.7%). For the nine months ended March 31, 2002, service revenue was distributed as follows: The Americas - $186.6 million (58.2%), Europe - $121.4 million (37.9%), and Asia/Pacific - $12.7 million (3.9%). On a segment basis, CRS service revenue increased by $39.6 million, or 21.0%, to $228.5 million for the nine months ended March 31, 2003 from $188.9 million in the same period in fiscal year 2002. Of the total 21.0% increase, approximately 6.1% was attributed to the positive impact of foreign currency fluctuations, with the remaining 14.9% primarily due to higher business volume in the biotech client sector and in Phases IIIb and IV of the clinical trial business, partly offset by a lower rate of cancellations during the first six months of the fiscal year. PCG service revenue increased by $4.9 million, or 6.9%, to $76.1 million in the nine months ended March 31, 2003 from $71.2 million in the nine months ended March 31, 2002. Of the total 6.9% increase, approximately 5.3% was attributed to foreign currency fluctuations, with the remaining 1.6% primarily due to increases in the group's regulatory consulting and clinical pharmacology businesses. MMS service revenue increased by $6.1 million, or 13.3%, to $52.3 million in the nine-month period ended March 31, 2003 from $46.2 million in the same period one year ago. Of the total 13.3% increase, approximately 5.8% was attributed to incremental revenue from the Pracon and HealthIQ acquisition completed during the second quarter of fiscal year 2003, while the remaining 7.5% was primarily due to an increase in the number of projects serviced by the group. Perceptive service revenue increased by $2.5 million, or 17.6%, to $17.0 million in the nine months ended March 31, 2003, as compared with $14.4 million in the same period one year ago. Of the total 17.6% increase, 9.9% was attributed to incremental revenue associated with the FW Pharma acquisition completed during the third quarter of this fiscal year, and approximately 7.7% was attributed to new business growth.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $25.5 million, or 11.4%, to $248.7 million for the nine months ended March 31, 2003 from $223.1 million in the same period last fiscal year. On a segment basis, CRS direct costs increased by $18.5 million, or 14.5%, to $146.5 million for the nine months ended March 31, 2003 from $128.0 million in the same nine-month period in fiscal year 2002. Of the total 14.5% increase, approximately 5.8% was attributed to increased costs as a result of foreign currency fluctuations, and the remaining 8.7% was primarily due to higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for the nine months ended March 31, 2003 decreased by
3.7 percentage points to 64.1% from 67.8% over the same period in the last fiscal year, primarily due to improved operational labor efficiencies, and leveraging of strong business growth. PCG direct costs increased $3.5 million, or 6.7%, to $55.7 million in the nine months ended March 31, 2003 from $52.2 million in the same period one year ago. Of the total 6.7% increase, approximately 5.3% was attributed to increased costs as a result of foreign currency fluctuations, and the remaining 1.4% was caused primarily by higher employee-related expenses associated with increased business volume. As a percentage of service revenue, PCG direct costs for the nine months ended March 31, 2003 remained relatively flat at 73.2% as compared with 73.3% in the nine months ended March 31, 2002. MMS direct costs increased $4.3 million, or 13.8%, to $35.4 million in the nine months ended March 31, 2003 from $31.2 million for the nine months ended March 31, 2002. Of the total 13.8% increase, approximately 5.3% was attributed to increased costs as a result of foreign currency fluctuations, and the remaining 8.5% was primarily due to increased labor costs associated with an increased number of projects serviced by the group and incremental labor costs associated with the Pracon and HealthIQ acquisition. As a percentage of service revenue, MMS direct costs remained relatively flat at 67.7% in the nine months ended March 31, 2003 compared with 67.4% in the nine months ended March 31, 2002. Perceptive direct costs decreased $0.8 million, or 6.5%, to $11.0 million in the nine months ended March 31, 2003 from $11.7 million in the same period in the last fiscal year. Of the total 6.5% decrease, a reduction in physician reader costs incurred in connection with various imaging programs contributed to 11.8% of the total decrease, offset by an approximately 2.2% increase in costs as a result of foreign currency fluctuations and a 3.1% increase in incremental direct costs associated with the FW Pharma acquisition completed during the third quarter in this fiscal year. As a percentage of service revenue, Perceptive's direct costs for the nine months ended March 31, 2003 decreased by 16.7 percentage points to 64.8% from 81.5% in the same period one year ago, primarily due to a more favorable business mix, lower physician reader costs, and better labor cost leveraging.

SG&A expenses increased by $14.1 million, or 19.2%, to $87.2 million for the nine months ended March 31, 2003 from $73.2 million in the same period in the last fiscal year. Of the total 19.2% increase, approximately 5.7% was caused by foreign currency fluctuations, approximately 5.5% was attributed to increased labor costs, 3.1% was attributed to increased facility related costs, 1.6% was attributed to incremental expenses associated with the Pracon & HealthIQ and FW Pharma acquisitions, and the remaining 3.3% increase was primarily due to higher costs associated with business growth. As a percentage of service revenue, SG&A was 23.3% and 22.8% for the nine months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization ("D&A") expense increased by $2.0 million, or 15.2%, to $15.2 million for the nine months ended March 31, 2003 from $13.2 million for the same period last fiscal year primarily due to foreign currency fluctuations and a year-over-year increase in capital spending of $7.6 million over the preceding twelve months. As a percentage of service revenue, D&A remained flat at 4.1% for both the nine-months period ended March 31, 2003 and 2002.

During the second quarter ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring. In June 2001, the Company made certain reasonable assumptions based upon market conditions that the sub-lease payments were deemed probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing ten of those properties. After much effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during the quarter ended December 31, 2002 that the original assumptions for the remaining four properties were no longer valid under current market conditions. In determining the amount of the required additional charge, $8.0 million of sub-lease payments were estimated to be collected over the next six years. This represented the Company's best estimate based upon current market conditions.

Income from operations increased by $5.7 million, or 50.9%, to $17.0 million for the nine months ended March 31, 2003 from $11.3 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 4.6% for the nine months ended March 31, 2003 from 3.5% for the same period in the last fiscal year.

Total other income/(loss) decreased $7.7 million to a loss of $3.1 million in the nine months ended March 31, 2003 from income of $4.6 million in the nine months ended March 31, 2002. The change was primarily due to an unfavorable $5.0 million swing in foreign exchange losses and a $1.0 decrease in gains from the sale of assets.

The Company had an effective income tax rate of 40.3% for the nine months ended March 31, 2003 and 38.1% for the nine months ended March 31, 2002. The increase was primarily due to unfavorable changes in the mix of taxable income and losses in the different jurisdictions in which the Company operates. Any future unfavorable changes in the mix of taxable income in the different jurisdictions could materially impact the Company's effective tax rate and its consolidated financial results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 44 days at March 31, 2003 compared with 51 days at March 31, 2002. The decrease in DSO in the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 was primarily due to improved billing practices, increased collection activities, and a higher level of deferred revenue. Accounts receivable, net of the allowance for doubtful accounts was $221.4 million ($138.5 million in billed accounts receivable and $82.9 million in unbilled accounts receivable) at March 31, 2003 and $203.2 million ($108.2 million in billed accounts receivable and $95.0 million in unbilled accounts receivable) at March 31, 2002. Deferred revenue was $134.4 million at March 31, 2003 and $110.0 million at March 31, 2002. The $24.4 million increase in deferred revenue was directly attributable to advance payments in conjunction with new business arrangements entered into by the Company. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

The Company has lines-of-credit with foreign banks in the aggregate of approximately $11.0 million. These lines-of-credit are not collateralized and are payable on demand. The Company primarily enters into lines-of-credit because foreign banks require them as a condition to providing banking services to the Company's foreign subsidiaries. At March 31, 2003, the Company had approximately $11.0 million available under these credit arrangements.

Net cash provided by operating activities for the nine months ended March 31, 2003 totaled $36.5 million and was generated from a $20.5 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $15.2 million related to non-cash charges for depreciation and amortization expense and $7.8 of net income, offset by a $3.7 million decrease in accounts payable and a $3.3 million increase in other assets. For the nine months ended March 31, 2002, net cash provided by operating activities was $22.1 million and was generated by a $20.5 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $13.2 million in non-cash charges related to depreciation and amortization, $9.2 million of net income, a $0.8 million increase in other liabilities, and a $0.6 million decrease in prepaid expenses and other assets, offset by a $21.2 million decrease in accounts payable, and a $1.0 million gain on sale of a building and equipment. The $14.4 million increase in net cash provided by operating activities for the nine months ended March 31, 2003 compared with the nine months ended March 21, 2002 is attributable to a $2.0 million increase in non-cash charges for depreciation and amortization expense and a $13.8 million change in operating assets/liabilities, offset by a $1.5 million decrease in net income. The $13.8 million year-over-year change in operating assets/liabilities was primarily due to a $17.5 million decrease in accounts payable, partly offset by a $3.3 million increase in other assets. The decrease in accounts payable was a result of continued efforts to bring payment of outstanding invoices more current.

Net cash used by investing activities for the nine months ended March 31, 2003 totaled $8.1 million and consisted of $22.3 million used for capital expenditures (primarily computer software/hardware and leasehold improvement) and $11.2 million used for the acquisitions of Pracon & HealthIQ and FW Pharma, which was offset by $25.0 million of net proceeds from the sale of marketable securities and $0.4 million in proceeds from sale of equipment. Net cash used in investing activities for the nine months ended March 31, 2002 totaled $53.9 million and consisted of $39.3 million related to net purchases of marketable securities, $14.7 million used for capital expenditures, and $1.8 million used for the acquisition of EDYABE, which was offset by $1.9 million in proceeds from the sale of a building and equipment.

Net cash provided by financing activities for the nine months ended March 31, 2003 totaled $1.8 million which was primarily generated by proceeds from the issuance of common stock associated with the Company's stock option and employee stock purchase plans. For the nine months ended March 31, 2002, net cash provided by financing activities totaled $2.3 million and consisted of $2.0 million of proceeds from the issuance of common stock in association with the Company's stock option and employee stock purchase plans, and $0.3 million from net borrowings under credit arrangements.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients and/or the level of contract cancellations increases, revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs.

In the future, the Company may consider acquiring businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuance of equity or debt securities. The Company may be unable to secure such financing on terms acceptable to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The application of FIN 46 did not have a material effect on the Company's financial position or its results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but adopted SFAS 148 on January 1, 2003 and included the disclosure modifications in these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on the Company's financial position or its results of operations.

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

In June 2002, the FASB issued SFAS 146, Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and became effective in the third quarter ended March 31, 2003. The adoption of SFAS 146 did not impact the Company's financial position or results of its operations.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. The Company occasionally enters into foreign currency exchange contracts to offset the impact of currency fluctuations. The notional contract amount of outstanding currency exchange contracts was approximately $25.4 million at March 31, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.6 million.

INTEREST RATES

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was $0.6 million as of March 31, 2003 and $0.4 million as of June 30, 2002.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, the Company's business, financial condition, or results of operations could be materially adversely affected.

THE LOSS, MODIFICATION, OR DELAY OF LARGE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results. In fiscal year 2002, Astra Zeneca accounted for 11% of the Company's consolidated service revenue. If Astra Zeneca terminated all of its contracts with the Company, it would adversely affect the Company's operating results.

Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

      -     merger or potential merger related activities;

      -     failure of products being tested to satisfy safety requirements;

      -     failure of products being tested to prove effective;

      -     products having unexpected or undesired clinical results;

      - client decisions to forego a particular study, perhaps for economic reasons;

      -     insufficient patient enrollment in a study;

      -     insufficient investigator recruitment;

      -     production problems which cause shortages of the product;

      -     product withdrawal following market launch; and

      -     manufacturing facility shut down.

In addition, the Company believes that companies regulated by the FDA- may proceed with fewer clinical trials or conduct them without the assistance of biopharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with biopharmaceutical services companies.

THE COMPANY FACES INTENSE COMPETITION IN MANY AREAS OF ITS BUSINESS; IF THE COMPANY DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED

The biopharmaceutical services industry is highly competitive, and the Company faces numerous competitors in many areas of its business. If the Company fails to compete effectively, the Company may lose clients, which would cause its business to suffer.

The Company primarily competes against in-house departments of pharmaceutical companies, other full service contract research organization ("CROs"), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL's PCG and MMS businesses also compete with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive, a majority owned subsidiary of the Company, competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

THE FIXED PRICE NATURE OF THE COMPANY'S CONTRACTS COULD HURT ITS OPERATING
RESULTS

Approximately 90% of the Company's contracts are at fixed prices. As a result, the Company bears the risk of cost overruns. If the Company fails to adequately price its contracts or if the Company experiences significant cost overruns, its gross margins on the contract would be reduced and the Company could lose money on contracts. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future.

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY PRODUCT DEVELOPMENT PROCESS IS STREAMLINED, THE NEED FOR THE COMPANY'S SERVICES COULD DECREASE

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive and demanding. A large part of the Company's business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, such as to streamline procedures or to relax approval standards, could eliminate or reduce the need for the Company's services. If companies needed fewer of PAREXEL's services, the Company would have fewer business opportunities and its revenues would decrease, possibly materially.

In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for good clinical practice, or GCP, and by making the process more uniform and streamlined. In the past several years, Japan also has adopted GCP. The United States, Europe and Japan have also collaborated in the 11-year-long International Conference on Harmonization, or ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

IF THE COMPANY FAILS TO COMPLY WITH EXISTING REGULATIONS, ITS REPUTATION AND OPERATING RESULTS WOULD BE HARMED

The Company's business is subject to numerous governmental regulations, primarily relating to pharmaceutical product development and the conduct of clinical trials. If the Company fails to comply with these governmental regulations, it could result in the termination of the Company's ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. The Company also could be barred from providing clinical trial services in the future or be subjected to fines. Any of these consequences would harm the Company's reputation, its prospects for future work and its operating results. In addition, the Company may have to repeat research or redo trials. The Company may be contractually required to take such action at no further cost to the customer, but at substantial cost to the Company.

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED CARE ORGANIZATIONS

Numerous governments, including the U.S. government and governments outside the U.S., have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, pharmaceutical, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.

In the past, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress has not yet adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law.

In addition to health care reform proposals, the expansion of managed care organizations in the healthcare market may result in reduced spending on research and development. Managed care organizations' efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.

NEW AND PROPOSED LAWS AND REGULATIONS REGARDING CONFIDENTIALITY OF PATIENT INFORMATION COULD RESULT IN INCREASED RISKS OF LIABILITY OR INCREASED COSTS TO THE COMPANY, OR COULD LIMIT THE COMPANY'S SERVICE OFFERINGS

The confidentiality and release of patient-specific information are subject to government regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. The federal government and state governments have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. Proposals being considered by state governments may contain privacy and security provisions that are more burdensome than the federal regulations. In order to comply with these regulations, the Company may need to implement new security measures, which may require the Company to make substantial expenditures or cause the Company to limit the products and services it offers. In addition, if the Company violates applicable laws, regulations or duties relating to the use, privacy or security of health information, it could be subject to civil or criminal liability.

IF THE COMPANY DOES NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, ITS PRODUCTS AND SERVICES MAY BECOME LESS COMPETITIVE OR OBSOLETE, ESPECIALLY IN THE COMPANY'S PERCEPTIVE INFORMATICS BUSINESS

The biotechnology, pharmaceutical and medical device industries generally and clinical research specifically are subject to increasingly rapid technological changes. The Company's competitors or others might develop technologies, products or services that are more effective or commercially attractive than its current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and the Company cannot make enhancements to its technologies, products and services necessary to remain competitive, its competitive position will be harmed. If the Company is unable to compete successfully, it may lose customers or be unable to attract new customers, which could lead to a decrease in revenue.

BECAUSE THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS, THE LOSS OF BUSINESS FROM A SIGNIFICANT CLIENT COULD HARM ITS BUSINESS, REVENUE AND FINANCIAL CONDITION

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company's revenue and adversely affect its business and financial condition, possibly materially. In the three months ended March 31, 2003, the Company's five largest clients accounted for 32% of its consolidated service revenue, and one client, Astra Zeneca, accounted for 11% of consolidated service revenue. In the nine months ended March 31, 2003, the Company's five largest clients accounted for 33% of its consolidated service revenue, and one client, Astra Zeneca, accounted for of 11% of its consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company's contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.

IF THE COMPANY'S PERCEPTIVE INFORMATICS BUSINESS IS UNABLE TO MAINTAIN CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS, ITS BUSINESS WILL BE HARMED

The Company's Perceptive Informatics business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. Perceptive depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If Perceptive's hardware or software malfunctions or access to Perceptive's data by internal research personnel or customers through the Internet is interrupted, its business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact Perceptive's business.

Although Perceptive's computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Perceptive's software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support its customers' needs, it could result in loss of or delay in revenue and market acceptance.

IF THE COMPANY IS UNABLE TO ATTRACT SUITABLE WILLING VOLUNTEERS FOR THE CLINICAL TRIALS OF ITS CLIENTS, ITS CLINICAL RESEARCH SERVICES BUSINESS MAY SUFFER

One of the factors on which the Company's Clinical Research Services business competes is the ability to recruit patients for the clinical studies the Company is managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted. Although to date these communities have provided a substantial pool of potential subjects for research studies, there may not be enough patients available with the traits necessary to conduct the studies. For example, if the Company manages a study for a treatment of a particular type of cancer, its ability to conduct the study may be limited by the number of patients that it can recruit that have that form of cancer. If multiple organizations are conducting similar studies and competing for patients, it could also make the Company's recruitment efforts more difficult. If the Company is unable to attract suitable and willing volunteers on a consistent basis, it would have an adverse effect on the trials being managed by its Clinical Research Services business, which could have a material adverse effect on its Clinical Research Services business.

IF THE COMPANY 'S HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEFT, ITS BUSINESS WOULD BE HARMED

The Company relies on the expertise of a number of key executives, particularly Josef H. von Rickenbach, its Chairman and Chief Executive Officer. If any of the Company's key executives left, it could be difficult and expensive to find qualified replacements with the level of specialized knowledge of its products and services and the biopharmaceutical services industry. The Company is a party to employment agreements with Mr. von Rickenbach and other of its key executives. Each of these agreements may be terminated by the Company or the executive upon notice to the other party.

In addition, in order to compete effectively, the Company must attract and maintain qualified sales, professional, scientific and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. The Company may not be successful in attracting or retaining key personnel.

THE COMPANY MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH CLAIMS

The Company's Clinical Research Services business primarily involves the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. These services involve a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new product by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death.

In order to mitigate the risk of liability, the Company seeks to include indemnity provisions in its Clinical Research Services contracts with clients. However, the Company is not able to include indemnity provisions in all of its contracts. The indemnity provisions the Company includes in these contracts would not cover its exposure if:

     - the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

     - a client failed to indemnify the Company in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.

The Company also carries product liability insurance to cover its risk of liability. However, the Company's insurance is subject to deductibles and coverage limits and may not be adequate to cover product liability claims. In addition, product liability coverage is expensive. In the future, the Company may not be able to maintain or obtain product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect it against losses due to product liability claims.

THE COMPANY'S BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT ITS CONSOLIDATED RESULTS OF OPERATIONS OR FINANCIAL POSITION

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 47.6% of total service revenue for the three months ended March 31, 2003 and approximately 47.3% of total service revenue for the nine months ended March 31, 2003. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 17.6% of total service revenue for the three months ended March 31, 2003 and approximately 18.4% of total service revenue for the nine months ended March 31, 2003. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

      - changes in a specific country's or region's political or economic conditions, including Western Europe, in particular;

      - potential negative consequences from changes in tax laws affecting its ability to repatriate profits;

      -     difficulty in staffing and managing widespread operations;

      -     unfavorable labor regulations applicable to its European operations;

      -     changes in foreign currency exchange rates; and

      - longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.

THE COMPANY'S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF ITS COMMON STOCK

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income from operations was $7.0 million for the quarter ended September 30, 2002, $1.7 million for the quarter ended December 31, 2002, and $8.3 million for the quarter ended March 31, 2003. Factors that cause these variations include:

      - the level of new business authorizations in a particular quarter or year;

      - the timing of the initiation, progress, or cancellation of significant project;

      -     exchange rate fluctuations between quarters or years;

      -     restructuring charges;

      -     the mix of services offered in a particular quarter or year;

      -     the timing of the opening of new offices;

      -     costs and the related financial impact of acquisitions;

      -     the timing of internal expansion;

      - the timing and amount of costs associated with integrating acquisitions; and

      - the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

Many of these factors are beyond the Company's control, such as the timing of cancellations of significant projects and exchange rate fluctuations between quarters or years.

A high percentage of the Company's operating costs are fixed. In particular, a significant portion of the Company's operating costs relate to personnel costs. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 47.6% of the Company service revenue for the three months ended March 31, 2003 and 47.3% of the Company's service revenue for the nine months ended March 31, 2003 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended March 31, 2003, approximately 17.6% of total service revenue was denominated in British pounds and 20.6% of total service revenue was denominated in Euros. For the nine months ended March 31, 2003, approximately 17.5% of total service revenue was denominated in British pounds and approximately 19.8% of total service revenue was denominated in Euros.

Foreign Currency Transaction Risk. The Company's service contracts may be denominated in a currency other than the functional currency in which it performs the service related to such contracts.

Although the Company tries to limit these risks through exchange rate fluctuation provisions stated in its service contracts, or by hedging transaction risk with foreign currency exchange contracts, it may still experience fluctuations in financial results from its operations outside the United States, and may not be able to favorably reduce the currency transaction risk associated with service contracts.

THE COMPANY'S BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND SUCH EXPANSION AND ANY FUTURE EXPANSION COULD STRAIN ITS RESOURCES IF NOT PROPERLY MANAGED

The Company has expanded its business substantially in the past. Future rapid expansion could strain the Company's operational, human and financial resources. In order to manage expansion, the Company must:

     -   continue to improve operating, administrative and information systems;

     - accurately predict future personnel and resource needs to meet client contract commitments;

     -   track the progress of ongoing client projects; and

     - attract and retain qualified management, sales, professional, scientific and technical operating personnel.

If the Company does not take these actions and is not able to manage the expanded business, the expanded business may be less successful than anticipated, and the Company may be required to allocate additional resources to the expanded business, which it would have otherwise allocated to another part of its business.

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

THE COMPANY MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO ITS ONGOING BUSINESS

The Company has made a number of acquisitions and will continue to review new acquisition opportunities. If the Company is unable to successfully integrate an acquired company, the acquisition could lead to disruptions to the business. The success of an acquisition will depend upon, among other things, the Company's ability to:

     -   assimilate the operations and services or products of the acquired

     -   company; integrate acquired personnel;

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

THE COMPANY'S CORPORATE GOVERNANCE STRUCTURE, INCLUDING PROVISIONS OF ITS ARTICLES OF ORGANIZATION AND BY-LAWS AND ITS SHAREHOLDER RIGHTS PLAN, AND MASSACHUSETTS LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OR MANAGEMENT THAT STOCKHOLDERS MAY CONSIDER DESIRABLE

Provisions of the Company's articles of organization, by-laws and its shareholder rights plan, as well as provisions of Massachusetts law, may enable the Company's management to resist acquisition of the Company by a third party, or may discourage a third party from acquiring the Company. These provisions include the following:

      - the Company has divided its board of directors into three classes that serve staggered three-year terms;

      - the Company is subject to Section 50A of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in the Company's board of directors may only be filled by a vote of the Company's board of directors and the number of directors may be fixed only by the Company's board of directors;

      - the Company is subject to Chapter 110F of the Massachusetts General Laws which limits its ability to engage in business combinations with certain interested stockholders;

      - the Company's stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

      - the Company's shareholder rights plan would cause a proposed acquirer of 20% or more of the Company's outstanding shares of common stock to suffer significant dilution.

These provisions could have the effect of delaying, deferring, or preventing a change in control of the Company or a change in the Company's management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's stock. In addition, the Company's board of directors may issue preferred stock in the future without stockholder approval. If the Company's board of directors issues preferred stock, the holders of common stock would be subordinate to the rights of the holders of preferred stock. The Company's board of directors' ability to issue the preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of the Company's stock.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2003, the Company acquired FWPS Group Limited, a provider of software for clinical trial management systems, for a combination of cash and shares of the Company's common stock. The Company issued an aggregate of 238,095 shares of common stock to stockholders of FWPS Group Limited in connection with the acquisition. These shares were issued in connection with a share purchase agreement between the parties and no person served as an underwriter with respect to this transaction. The Company issued these shares in reliance on the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

(b)   Reports on Form 8-K

      1. The Company filed a Current Report on Form 8-K on March 27, 2003, to report that the Company's Board of Directors voted to adopt a Shareholder Rights Plan, to subject the Company to Section 50A of the Massachusetts Business Corporation Law relating to classified boards of directors and associated matters and to amend the Company's bylaws with respect to the calling of special meetings of stockholders.

      2. The Company filed Amendment No. 1 to Current Report on Form 8-K/A on March 31, 2003, to refile as an exhibit the Shareholder Rights Plan dated March 27, 2003 between the Corporation and Equiserve Trust Company, N.A., as Rights Agent, in order to correct formatting errors in the Shareholder Rights Plan as originally filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May 2003.

                                   PAREXEL International Corporation


Date: May 15, 2003                 By: /s/ Josef H. von Rickenbach
                                   ---------------------------------------------

                                   Josef H. von Rickenbach
                                   Chairman of the Board and
                                   Chief Executive Officer


Date: May 15, 2003                 By: /s/ James F. Winschel, Jr.
                                   ---------------------------------------------

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003         /s/ Josef H. von Rickenbach
                            ---------------------------
                            Josef H. von Rickenbach
                            Chairman of the Board and Chief Executive Officer
                            (principal executive officer)

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003            /s/ James F. Winschel, Jr.
                               --------------------------
                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer
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