Form 10-K
period 2003-06-30
PAREXEL INTERNATIONAL CORP
filed 2003-09-15
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES (X) NO ( ).

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

The aggregate market value of Common Stock held by nonaffiliates as of December 31, 2002 was approximately $162,119,567, based on the closing price of the registrant's Common Stock as reported on the NASDAQ National Market as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 11, 2003, there were 25,863,684 shares of PAREXEL International Corporation Common Stock outstanding, excluding 930,829 shares in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 2003 are incorporated by reference into
Item 5 of Part II and Part III of this report.

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I
           Item 1.     Business                                                          3
           Item 2.     Properties                                                       20
           Item 3.     Legal Proceedings                                                20
           Item 4.     Submission of Matters to a Vote of Security Holders              20
PART II
           Item 5.     Market for Registrant's Common Equity
                         and Related Stockholder Matters                                21
           Item 6.     Selected Financial Data                                          21
           Item 7.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                            22
           Item 7A.    Quantitative and Qualitative Disclosures
                         About Market Risk                                              32
           Item 8.     Financial Statements and Supplementary Data                      34
           Item 9.     Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                            57
           Item 9A.    Controls and Procedures                                          57
PART III
           Item 10.    Directors and Executive Officers of the Registrant               57
           Item 11.    Executive Compensation                                           57
           Item 12.    Security Ownership of Certain Beneficial Owners
                         and Management and Related Stockholder Matters                 57
           Item 13.    Certain Relationships and Related Transactions                   57
PART IV
           Item 14.    Principal Accountant Fees and Services                           57
           Item 15.    Exhibits, Financial Statement Schedule, and
                         Reports on Form 8-K                                            58

SIGNATURES                                                                              59

                                     PART I

The statements in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, to differ materially from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this annual report.

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

ITEM 1. BUSINESS

GENERAL

PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), electronic data capture solutions, medical imaging services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths. Financial data on a business unit and geographic basis are included in Note 17 to the consolidated financial statements included in Item 8 of this annual report.

The Company's services complement the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development consulting, and information technology products and services. The Company's goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new medical products.

The Company is one of the largest biopharmaceutical services company in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 57 locations and has approximately 5,095 employees throughout 36 countries around the world. The Company has operations in the major health care markets around the world, including the United States ("U.S."), Canada, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Israel, Norway, Belgium, The Netherlands, Denmark, Finland and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and the Ukraine. During fiscal year 2003, PAREXEL derived 48.2% of its service revenue from its international operations.

The Company was founded in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been and may continue to be an important component of PAREXEL's growth strategy. The Company has completed nine acquisitions over the past five fiscal years.

DESCRIPTION OF BUSINESS

The Company provides a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through four business segments: Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, clinical and manufacturing compliance and validation services, industry training, publishing, and management consulting. PCG consultants identify options and propose solutions to address clients' product development, regulatory approval, and commercialization issues. MMS provides a full spectrum of brand positioning, market development, product development, targeted communications, continuing medical education, patient recruitment and strategic reimbursement services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of products and services that include web-based portals, interactive voice response systems, clinical trial management systems, electronic data capture solutions, investigator database, and medical imaging services. As of June 30, 2003, the Company owned an approximate 97.4% interest in Perceptive.

CLINICAL RESEARCH SERVICES

The Company's CRS business unit provides clinical trials management and biostatistical and data management services. Revenue from these services represented approximately $312.8 million, or 61.1%, of the Company's consolidated service revenue for fiscal year 2003.

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

PAREXEL's CRS business unit can manage every aspect of clinical trials, including study and protocol design, Case Report Forms ("CRFs") design, site and investigator recruitment, patient enrollment, study monitoring and data collection, report writing and medical services. See "Government Regulations" for additional information. CRS's clinical trials projects involve Phases II, III, or IV clinical trials, which are generally larger, longer and more complex than Phase I trials.

Clinical trials are monitored for and with strict adherence to good clinical practice ("GCP"). The design of efficient CRFs, detailed operations manuals and site monitoring by PAREXEL's clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures ("SOPs"), which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical development process. The information generated during these trials is critical for gaining marketing approval from the Food and Drug Administration ("FDA") and other regulatory agencies and market acceptance by clinicians and patients. The CRS business unit clinical trials management group assists clients with one or more of the following steps:

- STUDY PROTOCOL DESIGN. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

- CRF DESIGN. Once the study protocol has been finalized, the CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

- SITE AND INVESTIGATOR RECRUITMENT. The product under investigation is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company also provides additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

- PATIENT ENROLLMENT. The investigators, usually with the assistance of a clinical research organization ("CRO"), find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

- STUDY MONITORING AND DATA COLLECTION. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company offers several remote data entry ("RDE") technologies through Perceptive, which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. The Company's study monitoring and data collection services comply with the FDA's adverse events reporting guidelines.

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

PAREXEL CONSULTING GROUP

The PCG business unit offers a number of consulting and advisory services in support of product development, regulatory and marketing processes. This group brings together experts from relevant disciplines and focuses on designing meaningful solutions and helping clients make the best business decisions with respect to their product lifecycle strategies. This group also serves as a valuable resource for the Company's internal operations. PCG includes four business units, KMI/PAREXEL, Worldwide Regulatory Affairs ("WRA"), Clinical Pharmacology and Barnett International ("Barnett"). Service revenue from the PCG business represented approximately $100.6 million, or 19.7%, of consolidated service revenue for fiscal year 2003.

-        KMI/PAREXEL

KMI/PAREXEL offers manufacturing and information technology related services to the pharmaceutical, biopharmaceutical and medical device industries in the U.S and Europe. Employing an experienced team of former FDA investigators and experienced engineers, the Company uses its established methodologies and innovative information systems to assist clients in satisfying regulatory standards for manufacturing and quality systems processes throughout a product's lifecycle. KMI/PAREXEL has a staff of senior consultants with extensive experience and recognized expertise in good manufacturing practices ("GMP") and other FDA requirements. KMI/PAREXEL can evaluate clients' existing systems, help prepare for FDA inspections, conduct new drug application ("NDA") integrity audits, and develop regulatory correctional action plans.

KMI/PAREXEL also has the resources and experience to test processes, laboratory systems, automated unit operations, utilities, distributed control systems, and IS/IT management systems for manufacturing, laboratory and clinical and research applications for compliance with regulatory standards.

-        WORLDWIDE REGULATORY AFFAIRS

Before a drug or medical device can be launched in a particular country, it must be approved by the regulatory agency having jurisdiction in that country. WRA provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products and medical devices in major jurisdictions in North America, Europe, and Japan. These services include regulatory strategy formulation, regulatory document preparation and review, clinical quality assurance audits, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.

WRA works closely with clients to devise regulatory strategies and comprehensive registration programs. The Company's regulatory affairs experts review existing published literature, evaluate the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain regulatory authority approvals in the most expeditious manner. Through these services, the Company helps its clients obtain regulatory approval for particular products or product lines in certain specific markets and participates fully in the product development process.

-        CLINICAL PHARMACOLOGY

Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from "first in man" to "proof of concept studies" in Phases I and IIa of development. See "Governmental Regulations" for additional information. PCG's Clinical Pharmacology group provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL's international network of clinical pharmacology operations includes operations in Berlin (Germany), Baltimore, Maryland (U.S.), Bloemfontein (South Africa) and Harrow (U.K.), and bioanalytical laboratories in Bloemfontein and Poitiers (France). These laboratories perform bioanalytical analyses according to Good Laboratory Practices ("GLP") principles. With these locations, PCG's Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 245 dedicated beds (cooperating partners not included) on three continents. The network also cooperates with a pharmageriatrics center in Germany and a location, which specializes in renal and hepatic impairment, in Poland, Hungary, and the Czech Republic.

-        BARNETT INTERNATIONAL


PCG's Barnett group offers a wide range of specialized clinical consulting, training, and publication services for the health care industry. Barnett provides management consulting in the clinical research area, offering a wide range of solutions that help pharmaceutical and biotechnology companies improve their own in-house clinical performance. These services include clinical process optimization, benchmarking and performance management, outsourcing management, design and development of SOPs, human performance assessment and management, technological analysis and implementation, and clinical training.

Barnett also offers conferences, seminars and educational materials, covering a multitude of topics in the clinical research field. The publications group produces several well recognized periodicals and special publications covering regulatory and drug development matters.

MEDICAL MARKETING SERVICES

Various pressures on the pharmaceutical industry have resulted in a greater focus on decreasing the time to peak sales in order to maximize revenue and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expert product pre-launch and launch services in the U.S., Europe, and internationally. Service revenue from the MMS business represented approximately $73.8 million, or 14.4%, of consolidated service revenue in fiscal year 2003.

The Company's experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing their products' rapid acceptance by opinion leaders, physicians, managed care organizations and patient groups leading to accelerated product acceptance and market penetration. MMS provides comprehensive, value-added pre and post-launch services, including market and opinion leader development, market preparation, and targeted communications support to clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include meetings and exhibitions planning, continuing medical education ("CME") programs to help keep medical professionals apprised of current medical developments, patient recruitment programs, strategies for medical manufacturers regarding reimbursement from insurance companies and managed care providers, telecommunications and call center support for patient assistance programs and Phase IV studies.

PERCEPTIVE INFORMATICS, INC.

Perceptive, a majority owned (approximately 97.4% as of June 30, 2003) subsidiary of PAREXEL, was formed by the Company in fiscal year 2000. Perceptive is a developing business that provides a variety of technology products and services designed to improve clients' product development and commercialization processes. The business currently offers a portfolio of information technology solutions that include web-based portals, interactive voice response systems, clinical trial management systems, electronic data capture solutions, medical imaging, and other related products and services that can be customized to clients' needs. Perceptive's web solutions support clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data. IVRS solutions support patient enrollment and randomization, management of study drug inventory and collection of diary information from clinical trial subjects. Perceptive's CTMS offerings include IMPACT and INITIATOR. IMPACT is an enterprise-wide clinical trial management system used to plan studies, track progress, support monitoring activities, track costs, and track clinical supplies. The system is used by approximately 30 pharmaceutical companies and by approximately 14,000 users worldwide. INITIATOR is a software package that assists in the management and conduct of trials by Phase I units. Perceptive's electronic data capture solutions have a potential to accelerate visibility of clinical data and decrease time to database lock. Perceptive's medical imaging services coordinate the use of a variety of medical imaging modalities (e.g., radiographs, ultrasound, computed tomography, magnetic resonance imaging, etc.) to evaluate product safety and efficacy. Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as the Company's internal processes. Service revenue from the Perceptive business represented approximately $24.8 million, or 4.8%, of consolidated service revenue for fiscal year 2003.

INFORMATION SYSTEMS

PAREXEL is committed to investing in information technology designed to help the Company provide high quality services in a cost-effective manner and to better manage its internal resources. The Company has built upon its information technology network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry, data management, and project management.

The Company's internal Information Services group is responsible for technology planning and procurement, applications development, program management, operations, and management of the Company's worldwide computer network. The Company's information systems are designed to work in support of and reinforce the Company's SOPs. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client systems.

SALES AND MARKETING

PAREXEL has personnel based in the Americas, Europe, and the Asia/Pacific region for the purpose of carrying out the Company's global business development activities. In addition to significant selling experience, most of these individuals have technical and/or scientific backgrounds. The Company's senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.

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

Each business development employee is generally responsible for a specific client segment or group of clients and for developing a strategy to maintain and strengthen an effective relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information developing and defending proposals and making presentations to clients.

The business development group is supported by PAREXEL's global marketing organization, which is primarily based at the Company's headquarters in Waltham, Massachusetts. The Company's marketing activities consist primarily of brand management, collateral development, participation in industry conferences, advertising, public relations, e-marketing, publications, website development and maintenance, market information development and analysis, and strategic planning.

CLIENTS

The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal year 2003, the Company's five largest clients accounted for 33% of its consolidated service revenue. In fiscal year 2002, the Company's five largest clients accounted for 34% of its consolidated service revenue. In both fiscal years 2003 and 2002, one client, AstraZeneca PLC, accounted for 11% of consolidated service revenue. The loss of business from a significant client could materially and adversely affect the Company's service revenue and results of operations.

For fiscal year 2003, approximately 51.8% of the Company's service revenue was attributed to operations in the U.S. and approximately 48.2% of the Company's service revenue was attributed to operations outside the U.S. Financial data on a geographic basis are included in Note 17 to the consolidated financial statements in Item 8 of this annual report.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2003 was $586.6 million, compared with $540.0 million at June 30, 2002. The Company anticipates that approximately $235.0 million of the backlog as of June 30, 2003 will be recognized as revenue after fiscal year 2004 concludes.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Projects under contracts included in backlog are subject to termination, revision, or delay. As detailed more fully in the "Risk Factors" section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts can be terminated upon thirty to sixty days' notice by the client. The Company typically is entitled to receive certain fees (and, in some cases, a termination fee) for winding down a delayed or terminated project.

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

PAREXEL believes that the synergies arising from integrating the products and services offered by its different business units, coupled with its global infrastructure (and related access to patients), technological expertise, and depth of experience differentiate it from its competitors. Although there are no guarantees that the Company will continue to do so, the Company believes that it competes favorably in all of its business areas. Increased competition could adversely affect operating results.

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills and capabilities. The Company's CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. The primary competitors for the CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., Inveresk Research Group Inc., Kendle International Inc. and ICON PLC.

CROs generally compete on the basis of:

-        previous experience with a client or in a specific therapeutic area;

-        medical and scientific expertise in a specific therapeutic area;

-        quality of services;

-        breadth of services;

- the ability to organize and manage large-scale clinical trials on a global basis;

-        the ability to manage large and complex medical databases;

-        the ability to provide statistical and regulatory services;

-        the ability to recruit investigators and patients;

- the ability to integrate information technology with systems to improve the efficiency of clinical research;

-        an international presence with strategically located facilities;

-        financial strength and stability; and

-        price.

The Company believes CRS's key competitive strengths are its global footprint and the therapeutic knowledge and expertise of its employees.

PCG

PCG competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, smaller companies with a specific service focus, and individual consultants. The Company believes that no other company provides the unique combination of services that PCG provides. Furthermore, there is limited overlap of competitors from one service to the other because of the Company's varied service offerings. The competition in this segment is generally based on expertise, experience, reputation and price. The Company believes that PCG's key competitive strength is its breadth and depth of expertise in regulatory strategy, submissions and manufacturing compliance, and early stage drug development.

MMS

MMS competes with a large and fragmented group of companies including specialist medical marketing companies, large international advertising companies that offer medical education services, medical public relation firms, and small and large biopharmaceutical services companies that offer medical marketing and education services. The primary factors on which MMS competes include the ability to understand the commercial, medical/scientific, regulatory/reimbursement and communications issues involved in a successful pharmaceutical product launch; the ability to develop global marketing and communication strategies that accelerate product acceptance and market penetration; and the ability to translate those strategies into actionable activities and pricing. The Company believes that MMS's key competitive strengths are the innovative marketing services provided and the breadth of its varied service offerings.

PERCEPTIVE

The Perceptive business competes primarily with biopharmaceutical services companies, information technology companies and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive's key competitive strength is its combination of technological expertise and knowledge of clinical development. The Company believes that its strategy of collaborating with other technology companies to implement certain tools, rather than developing its own, allows Perceptive to adapt to new technologies more quickly than many of its competitors. Perceptive's market position may be affected over time by competitors' efforts to develop and market new information technology products and services.

INTELLECTUAL PROPERTY

The Company's trademark "PAREXEL", is of material importance to the Company and it has registered this and other trademarks in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic.

EMPLOYEES

As of June 30, 2003, the Company had 5,095 employees. Approximately 42% of the employees are located in North America and 58% are located throughout Europe, Asia/Pacific and South America. The Company believes that its relations with its employees are good.

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

GOVERNMENT REGULATIONS

PAREXEL provides clinical trial and diverse consulting services for the drug, biologic and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials can adversely affect the business. Lack of success in obtaining marketing approval or clearance for a product for which PAREXEL has provided clinical trial or other regulatory services can also adversely affect the business. However PAREXEL makes no guarantees to its clients with regard to successful outcomes of the regulatory process.

The clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. The Company is obligated to comply with FDA requirements governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to products, and maintaining thorough and accurate records. The Company is also required to ensure that the computer systems it uses to process human data from clinical trials are validated in accordance with the electronic records regulations that apply to the pharmaceutical and CRO industries (21 CFR Part
11). The Company must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsor and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval of a product application to the FDA.

The clinical investigation of new drugs, biologics and devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. Specifically, in the European Union ("E.U.") clinical trials are subject to national regulation by each member state. Presently, the rules are not harmonized (see discussion of the International Conference on Harmonization ("ICH") below), but most member states require some form of notification or approval by government authorities, review and approval by independent ethics committees, and other measures to protect the interests of human subjects. As in the U.S., clinical trials in the E.U. are expected to be carried out in compliance with detailed requirements for GCP. The foreign regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA's regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors for at least the past seven years. Beginning in 1991, the FDA and corresponding regulatory agencies of Canada, Japan and Western Europe commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as ICH. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian, Western European and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document ("CTD") in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. The Company has been developing the expertise to prepare CTDs for its clients in both paper and electronic form.

REGULATION OF DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phases I, II and III studies are completed with respect to a given product, if at all, although the time period may last many years. The stages of this development process are as follows:

PRECLINICAL RESEARCH (APPROXIMATELY 1 TO 3.5 YEARS). In vitro ("test tube") and animal studies in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions and diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application ("IND"), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must be activated by the FDA before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.

CLINICAL TRIALS (APPROXIMATELY 3.5 TO 6 YEARS)

                  - Phase I-Basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers, includes studies to determine metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

                  - Phase II-Basic efficacy (effectiveness) and dose-range testing, sometimes in 100 to 200 patients afflicted with a specific disease or condition for which the product is intended for use, to further test safety, begin evaluating effectiveness, optimize dose level, determine dose schedules, and determine routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

                  - Phase III-Larger scale, multi-center comparative clinical trials conducted with patients afflicted by a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are nonexistent, limited or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND"), which may span late Phase II, Phase III, and FDA review. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

NDA OR BIOLOGIC LICENSE APPLICATION ("BLA") PREPARATION AND SUBMISSION. Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA (in CTD format as of July 1, 2003), which today comprises, on average, roughly 100,000 pages.

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

REGULATION OF MEDICAL DEVICES

Unless a medical device is exempted from pre-market submission and clearance, FDA approval or clearance of the device is required before the product may be marketed in the U.S. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a premarket notification, 510(k), to the agency. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption ("IDE") before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. An IDE approval process could also result in significant delay.

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

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

Recent legislative changes protecting confidential medical information could impact the manner in which the Company conducts certain components of its business. On August 14, 2002, the Department of Health and Human Services issued final modifications to privacy regulations (the "Privacy Rule") under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations impose new restrictions governing the disclosure of confidential medical information in the U.S. The Privacy Rule requires all companies subject to the rule to comply with its provisions on or before April 14, 2003.

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

POTENTIAL LIABILITY AND INSURANCE

PAREXEL's clinical research services focuses on the testing of experimental drugs and devices on human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug. PAREXEL does not provide healthcare services directly to patients. Rather, PAREXEL physicians or physician investigators are responsible for administering drugs and evaluating patients. Many of these patients are already seriously ill and are at risk of further illness or death.

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

AVAILABLE INFORMATION

The Company's Internet website is http://www.parexel.com. The Company makes available through its website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The Company makes these reports available free of charge through its website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.

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

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results. In both fiscal years 2003 and 2002, AstraZeneca accounted for 11% of the Company's consolidated service revenue. If AstraZeneca terminated all of its contracts with the Company, it would adversely affect the Company's operating results, possibly materially.

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

         -        product withdrawal following market launch; and

         -        manufacturing facility shut down.

In addition, the Company believes that companies regulated by the FDA may proceed with fewer clinical trials or conduct them without the assistance of biopharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with biopharmaceutical services companies.

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

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR THE COMPANY'S SERVICES COULD DECREASE

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of the Company's business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for the Company's services. If companies needed fewer of PAREXEL's services, the Company would have fewer business opportunities and its revenues would decrease, possibly materially.

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the E.U. by adopting standards for GCP and by making the clinical trial application and approval process more uniform across member states starting in May 2004. In the past several years, Japan also has adopted GCP. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years. The U.S., Europe and Japan have also collaborated in the 11-year-long ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

For example, parts of PAREXEL's PCG business advise clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCG business in this area.

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

THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED CARE ORGANIZATIONS

Numerous governments, including the U.S. government and governments outside of the U.S., have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, pharmaceutical, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.

For instance, in the past, the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress has not yet adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law. In addition to health care reform proposals, the expansion of managed care organizations in the healthcare market may result in reduced spending on research and development. Managed care organizations' efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.

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

The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. The Company's competitors or others might develop technologies, products or services that are more effective or commercially attractive than the Company's current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and the Company cannot make enhancements to its technologies, products and services necessary to remain competitive, its competitive position will be harmed. If the Company is unable to compete successfully, it may lose customers or be unable to attract new customers, which could lead to a decrease in revenue.

BECAUSE THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS, THE LOSS OF BUSINESS FROM A SIGNIFICANT CLIENT COULD HARM ITS BUSINESS, REVENUE, AND FINANCIAL CONDITION

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company's revenue and adversely affect its business and financial condition, possibly materially. In the fiscal year ended June 30, 2003, the Company's five largest clients accounted for 33% of its consolidated service revenue, and one client, AstraZeneca, accounted for 11% of consolidated service revenue. In the fiscal year ended June 30, 2002, the Company's five largest clients accounted for 34% of its consolidated service revenue, and one client, AstraZeneca, accounted for 11% of its consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company's contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.

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

One of the factors on which the Company's CRS business competes is the ability to recruit patients for the clinical studies the Company is managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted. Although to date these communities have provided a substantial pool of potential subjects for research studies, there may not be enough patients available with the traits necessary to conduct the studies. For example, if the Company manages a study for a treatment of a particular type of cancer, its ability to conduct the study may be limited by the number of patients that it can recruit that have that form of cancer. If multiple organizations are conducting similar studies and competing for patients, it could also make the Company's recruitment efforts more difficult. If the Company is unable to attract suitable and willing volunteers on a consistent basis, it would have an adverse effect on the trials being managed by its CRS business, which could have a material adverse effect on its CRS business.

IF THE COMPANY'S HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEFT, ITS BUSINESS WOULD BE HARMED

The Company relies on the expertise of its Chairman and Chief Executive Officer, Josef H. von Rickenbach. If Mr. von Rickenbach left, it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of the Company's products and services and the biopharmaceutical services industry. The Company is a party to an employment agreement with Mr. von Rickenbach, which may be terminated by the Company or Mr. von Rickenbach upon notice to the other party.

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

In order to mitigate the risk of liability, the Company seeks to include indemnity provisions in its Clinical Research Services contracts with clients. However, the Company is not able to include indemnity provisions in all of its contracts. The indemnity provisions the Company includes in these contracts would not cover its exposure if:

         - the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

         - a client failed to indemnify the Company in accordance with the terms of an indemnity agreement because it did not have

         - the financial ability to fulfill its indemnification obligation or for any other reason.

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

THE COMPANY'S BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS OR FINANCIAL POSITION

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 48.2% of total service revenue for the year ended June 30, 2003 and approximately 43.3% of total service revenue for the year ended June 30, 2002. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.8% of total service revenue for the year ended June 30, 2003 and approximately 19.0% of total service revenue for the year ended June 30, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income from operations was $7.0 million for the quarter ended September 30, 2002, $1.7 million for the quarter ended December 31, 2002, $8.3 million for the quarter ended March 31, 2003, and $3.6 million for the quarter ended June 30, 2003. Factors that cause these variations include:

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

Many of these factors, such as the timing of cancellations of significant projects and exchange rate fluctuations between quarters or years, are beyond the Company's control.

Approximately 80-85% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 70-75% of the Company's total operating costs in fiscal year 2003. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 48.2% of the Company's service revenue for the year ended June 30, 2003 and approximately 43.3% of the Company's service revenue for the year ended June 30, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

                  - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the year ended June 30, 2003, approximately 20.4% of total service revenue was denominated in British pounds and approximately 21.9% of total service revenue was denominated in Euros. For the year ended June 30, 2002, approximately 19.5% of total service revenue was denominated in British pounds and approximately 17.4% of total service revenue was denominated in Euros.

                  - Foreign Currency Transaction Risk. The Company's service contracts may be denominated in a currency other than the functional currency in which it performs the service related to such contracts.

Although the Company tries to limit these risks through exchange rate fluctuation provisions stated in its service contracts, or by hedging transaction risk with foreign currency exchange contracts, it may still experience fluctuations in financial results from its operations outside of the U.S., and may not be able to favorably reduce the currency transaction risk associated with its service contracts.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On August 15, 2003, the closing sale price of the Company's common stock on the NASDAQ National Market was $16.46 per share. During the period from July 1, 2001 to June 30, 2003, the closing sale price of the Company's common stock ranged from a high of $19.60 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

The Company's stock price can be affected by quarter-to-quarter variations in:

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

ITEM 2. PROPERTIES

As of June 30, 2003, the Company occupied approximately 1,375,000 square feet of building space in 57 locations in 27 countries around the world. Except for the property in Poitiers, France, the Company does not own any properties but leases its building space under various leases that expire between 2003 and 2022.

The Company's headquarters occupy 212,000 square feet of leased space in Waltham, Massachusetts under a lease that expires in 2009 and the Company's CRS and PCG segment, along with General Administrative staffs occupy 87,000 square feet of leased space in Uxbridge, U.K. under a lease that expires in 2022. The Company's non-U.S. facilities account for approximately 660,000 square feet. In particular, the Company occupies approximately 215,000 square feet in various locations in the United Kingdom, 185,000 square feet in various locations in Germany and 75,000 square feet in various locations in France.

The following table indicates the approximate square footage of property attributable to each of the Company's operating segments:

                                      Total Sq. Ft.
                                      -------------
CRS................................      618,750
PCG................................      247,500
MMS................................      151,250
Perceptive.........................       68,750
General Administrative.............      288,750

See Note 14 to the consolidated financial statements included in Item 8 of this annual report for further information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the NASDAQ National Market under the symbol "PRXL". The table below shows the high and low sales prices of the common stock for each quarter of the fiscal years ended June 30, 2003 and 2002, respectively, on the NASDAQ National Market. The quotations in the table below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                2003                      2002
                                ----                      ----
                          High         Low          High         Low
                          ----         ---          ----         ---
First Quarter          $   14.45    $    8.47    $   19.74    $   10.46
Second Quarter         $   13.53    $    8.05    $   16.20    $   10.14
Third Quarter          $   14.87    $   10.17    $   17.40    $   13.00
Fourth Quarter         $   14.75    $   11.80    $   16.08    $   11.95

As of September 8, 2003, there were approximately 94 stockholders of record. The number does not include shareholders for which shares were held in a "nominee" or "street" name.

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividend in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

Information with respect to securities authorized for issuance under the Company's equity compensation plans may be found under the caption "Equity Compensation Plan Information" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data and number of employees)

                                                       2003          2002         2001            2000           1999
                                                   ------------   ---------   -------------   ------------   ------------
                    OPERATIONS
Service revenue                                    $ 512,054      $ 444,318   $ 387,560       $ 378,150      $ 348,486
Income (loss) from operations                         20,605(1)      20,493      (6,860)(2)       2,983(3)      20,564(4)
Net income (loss)                                     10,662         13,235        (825)          4,388         15,622
Basic earnings (loss) per share                    $    0.42      $    0.53   $   (0.03)      $    0.18      $    0.63
Diluted earnings (loss) per share                  $    0.42      $    0.52   $   (0.03)      $    0.17      $    0.62

                FINANCIAL POSITION
Cash, cash equivalents and marketable securities   $  82,724      $  66,109   $  60,949       $  90,530      $  89,957
Working capital                                      134,346        138,020     123,488         123,680        132,757
Total assets                                         464,237        407,161     361,534         351,940        333,565
Long-term debt                                           644            432          12             104             79
Stockholders' equity                               $ 227,100      $ 200,077   $ 177,822       $ 186,133      $ 192,032

                    OTHER DATA
Purchase of property and equipment                 $  29,985      $  23,808   $  18,145       $  19,089      $  18,910
Depreciation and amortization                      $  20,656      $  17,893   $  21,453       $  21,934      $  17,932
Number of employees                                    5,095          4,930       4,640           4,200          4,198
Weighted average shares used in computing:
  Basic earnings (loss) per share                     25,371         24,928      24,637          24,981         24,848
  Diluted earnings (loss) per share                   25,683         25,582      24,637          25,140         25,128

     (1) Income from operations for the year ended June 30, 2003 includes $9.4 million in facilities-related restructuring charges as a result of changes in prior assumptions regarding certain leased facilities, which were previously abandoned as part of the Company's June 2001 restructuring. The changes in assumptions were caused by the deterioration in the commercial real estate market. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

     (2) Loss from operations for the year ended June 30, 2001, includes a restructuring benefit of $0.7 million. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a business location in the U.S. Also in the year ended June 30, 2001, the Company recorded restructuring charges of $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded $1.0 million in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities, $0.9 million of one-time asset write-offs, as well as $0.6 million in expenses associated with discontinued services.

     (3) Income from operations for the year ended June 30, 2000 includes $13.1 million related to restructuring and other charges recorded in the third quarter, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

     (4) Income from operations for the year ended June 30, 1999 includes $4.7 million in nonrecurring charges including $1.9 million in costs related to the terminated merger agreement with Covance Inc. and $2.8 million in leasehold abandonment charges resulting primarily from the consolidation of certain facilities in North America and Europe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, interactive voice response systems, clinical trial management systems, electronic data capture solutions, medical imaging services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that includes the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical imaging. Perceptive is a majority-owned subsidiary of the Company. As of June 30, 2003, the Company owned an approximate 97.4% interest in Perceptive.

The Company conducts a significant portion of its operations in foreign countries. Approximately 48.2% and 43.3% of the Company's service revenue for the fiscal years ended June 30, 2003 and 2002, respectively, were from non-U.S. operations. Because the Company's financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the fiscal year ended June 30, 2003, approximately 20.4% of total service revenue was denominated in British Pounds and approximately 21.9% of total service revenue was denominated in Euros. For the fiscal year ended June 30, 2002, approximately 19.5% of total service revenue was denominated in British Pounds and approximately 17.4% of total service revenue was denominated in Euros. As a result of the weakened U.S. dollar against the British Pound and the Euro in fiscal year 2003, the Company's revenues and the Company's costs increased in 2003 from the comparable 2002 periods due to these exchange rate fluctuations.

Approximately 90% of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While the Company's significant accounting policies are more fully described in
Note 2 to the consolidated financial statements included in Item 8 of this annual report, the Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results.

REVENUE

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a direct labor cost-to-cost methodology or by the unit based output method. These methods require the Company to estimate total expected revenue and total expected costs. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual costs incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations or financial position.

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historic collectability and specific identification of potential problem accounts. In the event the Company is unable to collect portions of its outstanding billed or unbilled receivables, there may be a material impact to the Company's consolidated results of operations and financial position.

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

EMPLOYEE STOCK COMPENSATION

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25"), and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price equals the market price of the underlying stock on the date of the grant. If PAREXEL accounted for stock options under SFAS 123, the Company would have recorded additional compensation expense for stock option grants to employees. If PAREXEL were unable to account for stock options under ABP 25, the Company's financial results would be materially affected to the extent that additional compensation expense had to be recognized. The additional compensation expense could vary significantly from period to period based on several factors including the number of stock options granted and stock price and/or interest rate fluctuations.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill was amortized using the straight-line method over the expected useful life. Subsequent to the adoption of SFAS No. 142, goodwill is subject to annual impairment testing. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2003 and 2002. Based on this assessment, there was no impairment identified at June 30, 2003 and 2002. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the two years ended June 30, 2003 and 2002.

                        For the year ended June 30, 2003
                      (in thousands, except per share data)

                               First      Second     Third      Fourth     Total
                              Quarter    Quarter    Quarter    Quarter     Year
                             --------   --------   --------   --------   --------
Service revenue              $119,353   $122,348   $132,263   $138,090   $512,054
Income from operations          7,003      1,733      8,281      3,588     20,605
Net income                      3,263        142      4,375      2,882     10,662
Diluted earnings per share   $   0.13   $   0.01   $   0.17   $   0.11   $   0.42

                        For the year ended June 30, 2002
                      (in thousands, except per share data)

                               First      Second     Third      Fourth     Total
                              Quarter    Quarter    Quarter    Quarter     Year
                             --------   --------   --------   --------   --------
Service revenue              $101,840   $106,874   $112,027   $123,577   $444,318
Income from operations          2,517      4,201      4,556      9,219     20,493
Net income                      2,456      3,068      3,711      4,000     13,235
Diluted earnings per share   $   0.10   $   0.12   $   0.14   $   0.16   $   0.52

ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

On January 31, 2003, the Company acquired 100% of the outstanding stock of FWPS Group Limited (FW Pharma), a provider of software for clinical trial management systems in Birmingham, United Kingdom, for approximately $11.9 million in the form of a combination of cash and shares of the Company's common stock. The Company originally issued an aggregate of 238,095 shares (valued at approximately $3.0 million) of its common stock to stockholders of FWPS Group Limited in connection with the acquisition. Of these shares, 32,854 shares were surrendered back to the Company by FW Pharma stockholders pursuant to the purchase price adjustment provisions of the purchase agreement between the parties. Under the agreement, the Company is obligated to make additional payments of up to a maximum of $4.3 million in contingent purchase price if FW Pharma achieves certain established financial and non-financial targets through January 31, 2005. In connection with this transaction, the Company recorded approximately $9.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

On October 28, 2002, the Company acquired the assets of Pracon & HealthIQ, a provider of specialized sales and marketing services based in Reston, Virginia and Orange, California, for approximately $1.7 million in cash. Pracon & HealthIQ was a division of Excerpta Medica, Inc. In connection with this transaction, the Company recorded approximately $1.6 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

Effective July 1, 2001, the Company acquired EDYABE, a clinical research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million in cash. In connection with this transaction, the Company recorded approximately $1.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

During the three-month periods ended June 30, 2003 and December 31, 2002 the Company recorded facilities-related restructuring charges totaling $3.5 million and $5.9 million, respectively, as a result of changes in prior assumptions regarding certain leased facilities which were abandoned as part of the Company's June 2001 restructuring. The changes in prior assumptions were caused by a further deterioration in challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities at previously estimated rental rates.

In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing eleven of those properties. After significant effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income taxes expense in segment profitability. Service revenue, direct costs and gross profit on service revenue for fiscal years 2003, 2002, and 2001 were as follows:

                                                        2003 vs. 2002                           2002 vs. 2001
                                                   -----------------------                 -----------------------
IN THOUSANDS                                         Increase        %                       Increase        %
                           2003          2002       (Decrease)    Change        2001        (Decrease)    Change
                       ------------  ------------  ------------  ---------  ------------   ------------  ---------
Service revenue:
  CRS                  $    312,847  $    261,727  $     51,120      19.5%  $    240,501   $     21,226       8.8%
  PCG                       100,621        97,775         2,846       2.9%        80,796         16,979      21.0%
  MMS                        73,786        64,829         8,957      13.8%        54,277         10,552      19.4%
  Perceptive                 24,800        19,987         4,813      24.1%        11,986          8,001      66.8%
                       ------------  ------------  ------------             ------------   ------------

                       $    512,054  $    444,318  $     67,736      15.2%  $    387,560   $     56,758      14.6%
                       ============  ============  ============             ============   ============

Direct costs:
  CRS                  $    199,359  $    175,120  $     24,239      13.8%  $    165,337   $      9,783       5.9%
  PCG                        75,964        71,466         4,498       6.3%        63,611          7,855      12.3%
  MMS                        49,829        43,464         6,365      14.6%        37,347          6,117      16.4%
  Perceptive                 15,156        15,873          (717)     -4.5%        11,465          4,408      38.4%
                       ------------- ------------  ------------             ------------   ------------

                       $    340,308  $    305,923  $     34,385      11.2%  $    277,760   $     28,163      10.1%
                       ============  ============  ============             ============   ============

Gross profit:
  CRS                  $    113,488  $     86,607  $     26,881      31.0%  $     75,164   $     11,443      15.2%
  PCG                        24,657        26,309        (1,652)     -6.3%        17,185          9,124      53.1%
  MMS                        23,957        21,365         2,592      12.1%        16,930          4,435      26.2%
  Perceptive                  9,644         4,114         5,530     134.4%           521          3,593     689.6%
                       ------------  ------------  ------------             ------------   ------------

                       $    171,746  $    138,395  $     33,351      24.1%  $    109,800   $     28,595      26.0%
                       ============  ============  ============             ============   ============

For additional financial information on a segment and geographic basis, see Note 17 to the consolidated financial statements included in Item 8 of this annual report.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2002

Service revenue increased by $67.7 million, or 15.2%, to $512.1 million for the fiscal year ended June 30, 2003 from $444.3 million for fiscal year 2002. On a geographic basis, service revenue for the fiscal year ended June 30, 2003 was distributed as follows: The Americas $268.6 million (52.5%), Europe $225.6 million (44.0%), and Asia/Pacific $17.9 million (3.5%). For the fiscal year ended June 30, 2002, service revenue was distributed as follows: The Americas $255.4 million (57.5%), Europe $171.7 million (38.6%), and Asia/Pacific $17.2 million (3.9%). On a segment basis, CRS service revenue increased by $51.1 million, or 19.5%, to $312.8 million for the fiscal year ended June 30, 2003 from $261.7 million in fiscal year 2002. Of the total 19.5% increase, approximately 6.7% was attributed to the positive impact of foreign currency fluctuations, with the remaining 12.8% primarily due to higher business volume in Phases IIIb and IV of the clinical trial business, increases in activity with the biotech client sector and the impact of changes in scope. PCG service revenue increased by $2.8 million, or 2.9%, to $100.6 million in the fiscal year ended June 30, 2003 from $97.8 million in fiscal year 2002. Approximately 5.9% of PCG service revenue for fiscal year 2003 was attributed to the positive impact of foreign currency fluctuations. The increase in service revenue due to positive foreign currency fluctuations was offset by reduced revenue in fiscal year 2003. The reduction in year-over-year PCG service revenue was due primarily to reduced levels of discretionary spending by biopharmaceutical companies and a reduction in FDA enforcement activity, which impacted certain segments of PCG's business. MMS service revenue increased by $8.9 million, or 13.8%, to $73.8 million in fiscal year 2003 from $64.8 million in the same period one year ago. Of the total 13.8% increase, approximately 7.8% was attributed to incremental revenue from the Pracon and HealthIQ acquisition completed during the second quarter of fiscal year 2003, while the remaining 6.0% was caused by an increase in the number of projects serviced by the group. Perceptive service revenue increased by $4.8 million, or 24.1%, to $24.8 million in fiscal year 2003 as compared with $20.0 million in fiscal year 2002. Of the total 24.1% increase, approximately 18.8% was attributed to incremental revenue associated with the FW Pharma acquisition completed during the third quarter of this fiscal year, 3.5% was attributed to the positive impact of foreign currency fluctuations, and the remaining 1.8% was principally attributed to new business growth in web, voice, and data product offerings.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and is reimbursable, by clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $34.4 million, or 11.2%, to $340.3 million in fiscal year 2003 from $305.9 million in fiscal year 2002. On a segment basis, CRS direct costs increased by $24.2 million, or 13.8%, to $199.4 million for fiscal year 2003 from $175.1 million in fiscal year 2002. Of the total 13.8% increase, approximately 6.4% was attributed to increased costs as a result of foreign currency fluctuations, and the remaining 7.4% was primarily due to higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for fiscal year 2003 decreased by 3.2 percentage points to 63.7% from 66.9% over fiscal year 2002, primarily due to improved operational labor efficiencies, and leveraging of strong business growth. PCG direct costs increased $4.5 million, or 6.3%, to $76.0 million in fiscal year 2003 from $71.5 in fiscal year 2002. Of the total 6.3% increase, approximately 1.6% was attributed to severance costs and the remaining 4.7% was primarily due to increased costs as a result of foreign currency fluctuations. As a percentage of service revenue, PCG direct costs for fiscal year 2003 increased by 2.4 percentage points to 75.5% in fiscal year 2003 from 73.1% in fiscal year 2002 primarily due to the year over year decline in revenue levels. MMS direct costs increased $6.4 million, or 14.6%, to $49.8 million in fiscal year 2003 from $43.5 million in fiscal year 2002. Of the total 14.6% increase, approximately 5.5% was attributed to increased costs as a result of foreign currency fluctuations, 5.2% was attributed to incremental labor costs associated with the Pracon and HealthIQ acquisition and the remaining 3.9% was primarily due to increased labor costs associated with an increased number of projects serviced by the group. As a percentage of service revenue, MMS direct costs were 67.5% in fiscal year 2003 and 67.0% in fiscal year 2002. Perceptive direct costs decreased by $0.7 million, or 4.5%, to $15.2 million in fiscal year 2003 from $15.9 million in fiscal year. An incremental increase in direct costs associated with the FW Pharma acquisition of approximately 4.9% was offset by a decrease in physician reader costs and lower labor costs. As a percentage of service revenue, Perceptive's direct costs for fiscal year 2003 decreased by 18.3 percentage points to 61.1% in fiscal year 2003 from 79.4% in the same period one year ago, primarily due to a more favorable business mix, lower physician reader costs, and better labor cost leveraging.

Selling, general and administrative ("SG&A") expenses increased by $21.1 million, or 21.1%, to $121.1 million in fiscal year 2003 from $100.0 million in fiscal year 2002. Of the total 21.1% increase, approximately 8.7% was caused by foreign currency fluctuations, and approximately 2.7% was attributed to incremental expenses associated with the Pracon & HealthIQ and FW Pharma acquisitions, while the remaining 9.7% increase was driven primarily by increased selling and marketing expenses, higher research and development costs and the impact of recording $2.4 million in severance costs. As a percentage of service revenue, SG&A increased by 1.2 percentage points to 23.7% in the fiscal year ended June 30, 2003 as compared with 22.5% in the fiscal year ended June 30, 2002.

The Company had 5,095 employees at the end of fiscal year 2003 and 4,930 employees at the end of fiscal year 2002. The increase was primarily due to the acquisitions of Pracon & HealthIQ and FW Pharma, as well as hiring of additional employees to support revenue growth.

Depreciation and amortization ("D&A") expense increased by $2.8 million, or 15.4 %, to $20.7 million in fiscal year 2003 from $17.9 million in fiscal year 2002 primarily due to higher expenses as a result of foreign currency fluctuations and an increase in capital spending of $6.2 million over fiscal year 2002. As a percentage of service revenue, D&A was 4.0% for fiscal years 2003 and 2002.

Income from operations increased marginally to $20.6 million in fiscal year 2003 from $20.5 million one year ago. Income from operations decreased as a percentage of service revenue to 4.0% in fiscal year 2003 from 4.6% in the last fiscal year due to the reasons noted in the preceding paragraphs.
Facilities-related restructuring charges of $9.4 million recorded during the fiscal year 2003 had an adverse impact on operating margin of 1.9 points.

Total other income/(loss) was $(2.1) million in fiscal year 2003 and $2.4 million in fiscal year 2002. The decrease was primarily due to a year-over-year increase in foreign exchange losses of $4.5 million, as a result of a weakening of the U.S. dollar versus both the British Pound and the Euro.

The Company had an effective income tax rate of 39.2% in fiscal year 2003 compared with 39.3% in fiscal year 2002. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate. The Company is projecting its fiscal year 2004 income tax rate to be around 39.5%.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2001

Service revenue increased by $56.8 million, or 14.6%, to $444.3 million for the fiscal year ended June 30, 2002 from $387.6 million for the same period in 2001. On a geographic basis, service revenue for fiscal year 2002 was distributed as follows: Americas $255.4 million (57.5%), Europe $171.7 million (38.6%), and Asia/pacific $17.2 million (3.9%). In fiscal year 2001, service revenue was distributed as follows: Americas $228.3 million (58.9%), Europe $146.0 million (37.7%), and Asia/pacific $13.3 million (3.4%). On a segment basis, CRS service revenue increased by $21.2 million, or 8.8%, to $261.7 million in fiscal year 2002 from $240.5 million in fiscal year 2001. The year-over-year increase in CRS service revenue was driven mainly by a 21.7% increase in new business awards, principally in the biotech business and with Phase IIIb and Phase IV related studies. These increases in new business were offset in part by an unusually high rate of cancellations in fiscal year 2002, which in the vast majority of cases, were due to client safety and efficacy issues and budgetary reasons. PCG service revenue increased by $17.0 million, or 21.0%, to $97.8 million in fiscal year 2002 from $80.8 million in fiscal year 2001 largely due to new business awards and incremental revenue resulting from fiscal year 2001 clinical pharmacology acquisitions, as well as solid increases in regulatory consulting in connection with recent increases in FDA enforcement activity. MMS service revenue increased by $10.6 million, or 19.4%, to $64.8 million in fiscal year 2002 as compared with $54.3 million in fiscal year 2001 primarily due to an increase in the number of projects serviced by the business, which was in part attributable to an expansion of the MMS client base in the North America market. Perceptive service revenue increased by $8.0 million, or 66.8%, to $20.0 million in fiscal year 2002 from $12.0 million in fiscal year 2001 principally due to a significant increase in new business awards from existing clients, and continued business expansion to new customers. These increases were attributable principally to growth in the web, voice, and data product offerings.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and is reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $28.2 million, or 10.1%, to $305.9 million in fiscal year 2002 from $277.8 million in fiscal year 2001. On a segment basis, CRS direct costs increased $9.8 million, or 5.9%, to $175.1 million in fiscal year 2002 from $165.3 million in fiscal year 2001 primarily due to higher labor costs associated with increased business volume. As a percentage of service revenue, CRS direct costs improved by 1.8 percentage points in fiscal year 2002, as compared with fiscal year 2001 primarily due to improved operational labor efficiencies and effective implementation of cost control measures as part of focused profitability improvement initiatives (e.g. enhanced billing practices and improved project management). PCG direct costs increased by $7.9 million, or 12.3%, to $71.5 million in fiscal year 2002 from $63.6 million in fiscal year 2001 primarily due to inclusion of fiscal year 2001 acquisitions in the results for the full year and higher employee-related expenses associated with increased business volume across all business lines. As a percentage of service revenue, PCG direct costs improved by 5.6 percentage points as a result of greater fixed cost efficiency associated with revenue growth, as well as the impact of some higher margin regulatory projects in fiscal year 2002. MMS direct costs increased by $6.1 million, or 16.4%, to $43.5 million in fiscal year 2002, as compared with $37.3 million in fiscal year 2001 primarily due to higher employee-related expenses required to support increased business volume. As a percentage of service revenue, MMS direct costs improved by 1.8 percentage points primarily due to increased efficiency and further improvements in direct cost management. Perceptive's direct costs increased by $4.4 million, or 38.4%, to $15.9 million in fiscal year 2002 from $11.5 million in fiscal 2001 primarily due to increased labor expense needed to support revenue growth within the business segment. As a percentage of service revenue, Perceptive's direct costs improved 16.3 percentage points, as compared with fiscal year 2001, primarily due to greater cost efficiency.

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

The Company had an effective income tax rate of 39.3% in fiscal year 2002 compared with 142.5% in fiscal year 2001. The reduction was primarily due to favorable changes in the mix of taxable income in the different jurisdictions where the Company operates and restructuring and other charges taken in fiscal year 2001, which were not benefited in fiscal year 2001. Without the impact of restructuring and other charges, the effective tax rate for fiscal year 2001 would have been 41.8%. As of June 30, 2002, there was approximately $7.8 million of net operating loss carryforward tax benefits still remaining to be used in future years. As of June 30, 2002, there was a valuation reserve established of approximately $10.0 million related to the benefit of these losses and other tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisition costs, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements.

Approximately 90% of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 45 days at June 30, 2003 compared with 56 days at June 30, 2002. The decrease in DSO in fiscal year 2003 as compared with fiscal 2002 was primarily due to improved billing practices and increased collection activities, as well as a higher level of deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, was $222.7 million ($144.0 million in billed accounts receivable and $78.7 million in unbilled accounts receivable) at June 30, 2003 and $224.7 million ($131.5 million in billed accounts receivable and $93.2 million in unbilled accounts receivable) at June 30, 2002. Deferred revenue was $130.7 million at June 30, 2003 and $114.7 million at June 30, 2002. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and allowances for doubtful accounts, then dividing the resulting amount by gross revenue (service revenue, reimbursement revenue, and investigator fees) for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

Net cash provided by operating activities for the fiscal year 2003 totaled $47.8 million and was generated from $10.7 million of net income, $20.7 million related to depreciation and amortization expense, a $15.4 million decrease in accounts receivable (net of allowance of doubtful accounts and deferred revenue), a $6.5 million increase in current and non-current liabilities, a $2.9 million increase in accounts payable, and $0.6 million in minority interest in net income of a consolidated subsidiary, offset by a $4.1 million increase in other assets, a $3.4 million increase in deferred tax assets, and a $1.5 million increase in prepaid and other current assets. Net cash provided by operating activities in fiscal year 2002 consisted of $13.2 million of net income, $17.9 million related to depreciation and amortization expense, an $11.3 million increase in other liabilities, a $3.8 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), and $0.7 million of minority interest in the net income of a consolidated subsidiary, partially offset by a $14.7 million decrease in accounts payable, a $6.2 million increase in deferred income taxes, a $2.7 million increase in prepaids and other assets, and a $1.0 million gain on the disposal of assets. The $25.5 million increase in net cash provided by operating activities for the year ended June 30, 2003 compared with the fiscal year 2002 was primarily attributable to a $20.0 million decrease in accounts receivable and a $17.7 million increase in accounts payable partially offset by a $9.7 million decrease in deferred revenue, a $2.8 million increase in non-cash charges for depreciation and amortization expense and a $2.5 million decrease in net income. The year-over-year changes in accounts receivable and deferred revenue was a direct result of the Company's continued effort in billing and collections and the year-over-year change in accounts payable was primarily due to the timing of receipt of invoices.

Net cash used by investing activities for fiscal year 2003 totaled $10.0 million and consisted of $30.0 million used for capital expenditures (primarily computer software/hardware and leasehold improvements) and $11.1 million used for the acquisitions of Pracon & HealthIQ and FW Pharma, offset by $30.6 million of net proceeds from the sale of marketable securities and $0.5 million in proceeds from the sale of assets. Net cash used by investing activities for fiscal year 2002 totaled $63.9 million and consisted of $40.3 million of net cash used to purchase marketable securities, $23.8 million used primarily for software and hardware purchases across all business segments, and $1.8 million used for a business acquisition, partly offset by $1.9 million in proceeds from the sale of certain assets.

Net cash provided by financing activities for the fiscal year 2003 totaled $3.7 million which was primarily generated by the proceeds from the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans. For fiscal year 2002, net cash provided by financing activities totaled $3.3 million and consisted primarily of proceeds from the issuance of common stock in association with the Company's stock option and employee stock purchase plans.

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% to 5%. The Company primarily entered into this line-of-credit to facilitate business transactions with the bank. At June 30, 2003, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.7 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2003, the Company had approximately $1.7 million available credit under these arrangements.

The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for interest calculation. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged in legal entities with debit balances. Based on the pool's overall balance, the bank than recalculates the overall interest to be charged or earned, compares this amount with the sum of already charged/earned interest amounts per account and additionally pays/charges the difference. Interest income and interest expense are recorded separately in the Company's consolidated statements of operations.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facilities-related expenses. The Company's principal source of cash is from contracts with clients. If the Company is unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenue and cash flow will be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs.

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

CONTINGENT LIABILITIES AND GUARANTEES

The Company's contractual obligations and commitments for fiscal years subsequent to June 30, 2003 are as follows:

($ IN THOUSANDS)            2004        2005       2006        2007       2008      Thereafter      2008
                          ---------   --------   --------    --------   --------    -----------  ----------
Operating leases          $  27,666   $ 27,439   $ 23,434    $ 19,510   $ 17,708    $    58,054  $  173,811
Obligations under
 capital leases                  97        105        114          92          -              -         408
                          ---------   --------   --------    --------   --------    -----------  ----------

                          $  27,763   $ 27,544   $ 23,548    $ 19,602   $ 17,708    $    58,054  $  174,219
                          =========   ========   ========    ========   ========    ===========  ==========

The Company expects capital expenditures to total approximately $27.0 million in fiscal year 2004.

In association with the FW Pharma acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report, the Company is obligated to make a maximum additional payment of $4.3 million in contingent purchase price if FW Pharma achieves certain established financial and non-financial targets through January 31, 2005.

The Company has letter-of-credit agreements with banks totaling approximately $1.0 million guaranteeing performance under various operating leases and vendor agreements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 48% of its service revenue for fiscal year 2003, 43% of its service revenue for fiscal year 2002 and 41% of its service revenue for fiscal year 2001, from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. During fiscal years 2003 and 2002, the Company recorded foreign-exchange losses of $1.9 million and gains of $0.2 million, respectively. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations could have a material effect on the Company's results of operations. The Company occasionally enters into currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts generally have maturity dates ranging from one to six months. The Company does not expect gains or losses on these contracts to have a material impact on its financial results (see Note 2 to the consolidated financial statements included in Item 8 of this annual report).

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RELATED PARTY TRANSACTIONS

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to its indirect majority owned subsidiary, Perceptive Informatics, Inc., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership in Perceptive increased from 97.4% to 98.2%. Certain officers and Directors of the Company own less than 2% of the issued and outstanding common stock of Perceptive."

During the years ended June 30, 2003 and 2002, certain members of the Company's Board of Directors were affiliated with certain companies in which PAREXEL made investments in fiscal year 2001. The total sum of all of these investments by PAREXEL was $0.9 million. During the year ended June 30, 2002 and a portion of the year ended June 30, 2003, a member of the Company's Board of Directors was also a director of one of the Company's customers. Revenue recognized from this customer in fiscal year 2002 was $16.0 million. The accounts receivable balance at June 30, 2002 from this customer was $8.6 million. Related party amounts included in accounts receivable were on standard terms and manner of settlement.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the year ended June 30, 2003, approximately 20.4% of total service revenue was denominated in British pounds and approximately 21.9% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $28.3 million at June 30, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.9 million.

INTEREST RATES

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $0.6 million as of June 30, 2003 and $0.4 million as of June 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the years ended June 30,
                                               ----------------------------
                                          (in thousands, except per share data)

                                             2003         2002         2001
                                           ---------    ---------    ---------
Service revenue                            $ 512,054    $ 444,318    $ 387,560
Reimbursement revenue                        107,161      120,606       93,728
                                           ---------    ---------    ---------

TOTAL REVENUE                                619,215      564,924      481,288

Costs and expenses:
Direct costs                                 340,308      305,923      277,760
Reimbursable out-of-pocket expenses          107,161      120,606       93,728
Selling, general and administrative          121,111      100,009       88,745
Depreciation and amortization                 20,656       17,893       21,453
Restructuring charges                          9,374            -        6,462
                                           ---------    ---------    ---------

TOTAL COSTS                                  598,610      544,431      488,148
                                           ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                 20,605       20,493       (6,860)

Interest income                                4,403        2,693        2,677
Interest expense                              (3,240)      (1,452)         (96)
Other income (loss), net                      (3,281)       1,200        5,151
                                           ---------    ---------    ---------

TOTAL OTHER INCOME (LOSS)                     (2,118)       2,441        7,732

Income before provision for income taxes      18,487       22,934          872
Provision for income taxes                     7,250        9,013        1,243
Minority interest                                575          686          454
                                           ---------    ---------    ---------

NET INCOME (LOSS)                          $  10,662    $  13,235    $    (825)
                                           =========    =========    =========

Earnings (loss) per share:
Basic                                      $    0.42    $    0.53    $   (0.03)
Diluted                                    $    0.42    $    0.52    $   (0.03)

Weighted average shares
Basic                                         25,371       24,928       24,637
Diluted                                       25,683       25,582       24,637

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      JUNE 30,
                                                                                            2003                  2002
                                                                                         ------------          ----------
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                               $     69,734          $   22,479
 Marketable securities (Note 4)                                                                12,990              43,630
 Billed and unbilled accounts receivable, net (Note 5)                                        222,726             224,713
 Prepaid expenses                                                                              12,087               8,688
 Current deferred tax assets                                                                   27,604              21,642
 Other current assets                                                                           4,936               6,388
                                                                                         ------------          ----------
       Total current assets                                                                   350,077             327,540

Property and equipment, net (Note 6)                                                           61,924              47,624
Goodwill (Note 2)                                                                              29,803              12,257
Other intangible assets, net (Note 2)                                                           5,763               2,506
Non-current deferred tax assets                                                                10,043              11,201
Other assets                                                                                    6,627               6,033
                                                                                         ------------          ----------
       Total assets                                                                      $    464,237          $  407,161
                                                                                         ============          ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                     $        118          $      422
 Accounts payable                                                                              14,462              11,858
 Deferred revenue                                                                             130,650             114,723
 Accrued expenses                                                                              13,766              12,513
 Accrued restructuring charges (Note 7)                                                         8,750               3,301
 Accrued employee benefits and withholdings                                                    37,849              31,713
 Current deferred tax liabilities                                                               2,557               2,538
 Income taxes payable                                                                           1,801               7,361
 Other current liabilities                                                                      5,778               5,091
                                                                                         ------------          ----------
       Total current liabilities                                                              215,731             189,520

Long-term debt                                                                                    644                 432
Non-current deferred tax liabilities                                                           10,674               9,268
Other liabilities                                                                               6,092               5,087
                                                                                         ------------          ----------
       Total liabilities                                                                      233,141             204,307
                                                                                         ------------          ----------

Commitments and contingencies (Note 14)
Minority interest in subsidiary                                                                 3,996               2,777

Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized: 5,000,000 at June 30,
      2003 and June 30, 2002; Series A Junior Participating Preferred Stock -
      50,000 shares designated, none issued and outstanding
    Common stock--$.01 par value; shares authorized:
      50,000,000 at June 30, 2003 and 2002; shares
      issued: 26,683,055 at June 30, 2003 and
      26,033,808 at June 30, 2002; shares outstanding:
      25,822,055 at June 30, 2003 and 25,172,808 at June 30, 2002                                 267                 261
 Additional paid-in capital                                                                   174,734             167,829
 Treasury stock, at cost; 861,000 shares at June 30, 2003 and 2002                             (8,165)             (8,165)
 Retained earnings                                                                             63,117              52,455
 Accumulated other comprehensive loss                                                          (2,853)            (12,303)
                                                                                         ------------          ----------
     Total stockholders' equity                                                               227,100             200,077
                                                                                         ------------          ----------
         Total liabilities and stockholders' equity                                      $    464,237          $  407,161
                                                                                         ============          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                Common Stock
                                         ------------------------------
                                                                                                  Accum.
                                                                                                   Other
                                                                Add                   Retained    Compre-       Total      Compre-
                                                             Additional   Treasury    Earnings    hensive       Stock-     hensive
                                           Number      Par    Paid-in       Stock,    (Accum.     Income       holders'    Income/
                                         Of Shares    Value   Capital      At Cost    Deficit)    (Loss)        Equity      (Loss)
                                         ------------------------------------------------------------------------------------------
Balance at June 30, 2000                 24,719,158   $ 254  $  162,057   $ (6,424)  $  40,173   $  (9,927)   $ 186,133    $ (1,960)
                                                                                                                           ========
Shares issued under stock option/
  purchase plans                            266,062       3       1,874                                           1,877
Income tax benefit from exercise
  of stock options                                                  227                                             227
Shares repurchased                         (210,000)                        (1,758)                              (1,758)
Foreign currency translation adjustment                                                             (7,704)      (7,704)     (7,704)
Retirement of treasury stock                                        (17)        17
Elimination of net income of
  subsidiary for change in fiscal year                                                    (128)                    (128)
Net loss                                                                                  (825)                    (825)       (825)
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2001                 24,775,220   $ 257  $  164,141   $ (8,165)  $  39,220   $ (17,631)   $ 177,822    $ (8,529)
                                                                                                                           ========
Shares issued under stock option/
  purchase plans                            397,588       4       3,263                                           3,267
Income tax benefit from exercise
  of stock options                                                  425                                             425
Foreign currency translation adjustment                                                              5,328        5,328       5,328
Net income                                                                              13,235                   13,235      13,235
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2002                 25,172,808   $ 261  $  167,829   $ (8,165)  $  52,455   $ (12,303)   $ 200,077    $ 18,563
                                                                                                                           ========

Shares issued under stock option/
  purchase plans                            411,154       4       3,797                                           3,801
Shares issued for acquisitions              238,095       2       2,887                                           2,889
Income tax benefit from exercise
  of stock options                                                  221                                             221
Foreign currency translation adjustment                                                              9,450        9,450       9,450
Net income                                                                              10,662                   10,662      10,662
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2003                 25,822,057   $ 267  $  174,734   $ (8,165)  $  63,117   $  (2,853)   $ 227,100    $ 20,112
                                         ==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the years ended June 30,
                                                                         2003                2002              2001
                                                                     -------------       ------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $      10,662       $     13,235      $        (825)
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Minority interest in net income of consolidated subsidiary                 575                686                454
    Depreciation and amortization                                           20,656             17,893             21,453
    (Gain) loss on disposal of assets                                          122               (963)              (108)
    Deferred income taxes                                                   (3,379)            (6,206)             4,063
    Allowance for doubtful accounts                                          1,391                 47                875

Change in assets and liabilities, net of effects from acquisitions:
  Accounts receivable                                                        3,114            (16,911)           (46,901)
  Prepaid expenses and other current assets                                 (1,469)            (1,962)             1,163
  Other assets                                                              (4,144)              (737)            (2,130)
  Accounts payable                                                           2,935            (14,727)             6,316
  Deferred revenue                                                          10,904             20,614              7,354
  Other current liabilities                                                  5,445             10,205               (16)
  Other liabilities                                                          1,005              1,140              2,665
                                                                     -------------       ------------      -------------
Net cash provided (used) by operating activities                            47,817             22,314             (5,637)
                                                                     -------------       ------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                        (204,589)          (364,594)           (93,120)
Proceeds from sale of marketable securities                                235,229            324,323            126,735
Purchases of property and equipment                                        (29,985)           (23,808)           (18,145)
Acquisition of a business, net of cash acquired                            (11,131)            (1,793)            (2,994)
Proceeds from sale of assets                                                   488              1,945                915
                                                                     -------------       ------------      -------------
Net cash provided (used) by investing activities                            (9,988)           (63,927)            13,391
                                                                     -------------       ------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       3,801              3,267              1,878
Payments to repurchase common stock                                              -                  -             (1,758)
Borrowings (repayments) under lines of credit and long-term debt               (92)                45               (129)
Proceeds from issuance of subsidiary's common stock                              -                  -                386
                                                                     -------------       ------------      -------------
Net cash provided by financing activities                                    3,709              3,312                377
                                                                     -------------       ------------      -------------

Elimination of net loss of a subsidiary for change in fiscal year                -                  -               (128)

Effect of exchange rate changes on cash and cash equivalents                 5,717              3,190             (3,921)
                                                                     -------------       ------------      -------------

Net increase (decrease) in cash and cash equivalents                        47,255            (35,111)             4,082
Cash and cash equivalents at beginning of year                              22,479             57,590             53,508
                                                                     -------------       ------------      -------------

Cash and cash equivalents at end of year                             $      69,734       $     22,479      $      57,590
                                                                     =============       ============      =============

The accompanying notes are an integral part of the consolidated financial statements

                        PAREXEL INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                                        For the years ended June 30,
                                                                       2003        2002        2001
                                                                     --------     -------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest                                                             $  3,236     $ 1,448    $     50
Income taxes                                                         $ 16,343     $ 9,975    $  3,202

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

Asset purchased under capital lease                                         -     $   525           -
                                                                     ========     =======    ========
Fair value of assets acquired and goodwill                           $ 21,294     $ 2,928    $  5,550
Liabilities and minority interest assumed                              (7,213)     (1,135)     (2,556)
                                                                     --------     -------    --------
  Cash paid and common stock issued for acquisitions                 $ 14,081     $ 1,793    $  2,994
                                                                     ========     =======    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Income tax benefit from exercise of stock options                    $    221     $   425    $    227

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

The Company is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, regulatory and medical consulting, performance improvement, industry training and publishing, web-based portal solutions, IVRS, CTMS, electronic data capture solutions, medical imaging services, and other drug development consulting services. The Company believes that its integrated services, depth of therapeutic area expertise, access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The Company changed the fiscal year end for one of its subsidiaries, MMS, from May 31 to June 30 in fiscal year 2001. The effect of this change resulted in the reduction of retained earnings in the amount of $0.1 million during fiscal year 2001.

RECLASSIFICATIONS

Certain fiscal year 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

REVENUE

In the Company's CRS, PCG and MMS business units, fixed-price contract revenue is recognized as services are performed. The Company measures progress for fixed price contracts using the concept of proportional performance based upon a direct labor cost-to-cost methodology or by the unit based output method. Under the proportional performance method, revenue is recognized based upon an estimate by comparing the ratio of direct labor costs incurred to total estimated direct labor costs. Under the unit based output method, output units are predefined in the contract and revenue is recognized based upon completion of such output units.

In the Company's Perceptive business unit, software revenue is recognized based on percentage of completion in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and the relevant guidance provided by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", due to the significant nature of customization of each project.

Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contact cost estimates are made in the periods in which the facts that require the revisions become known. When the revised estimates indicate a loss, such loss is provided in the current period in its entirety. Unbilled accounts receivable represent revenue recognized in excess of amounts billed. Deferred service revenue represents amounts billed in excess of revenue recognized.

Effective January 1, 2002, the Company adopted EITF 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. These out-of-pocket expenses are reflected in the Company's Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by customers on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $78.6 million, $74.6 million and $56.2 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND FINANCIAL INSTRUMENTS

The Company considers all highly liquid investments purchased with original maturities of 30 days or less to be cash equivalents. Marketable securities include securities purchased with original maturities of greater than 30 days. Marketable securities are classified as "available for sale" and are carried at fair market value, which approximates amortized cost.

CONCENTRATION OF CREDIT RISK

Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal years 2003 and 2002, one client, AstraZeneca PLC, accounted for 11% of consolidated service revenue. In fiscal year 2001, Novartis AG accounted for 10% of consolidated service revenue. The accounts receivable balance for AstraZeneca PLC was $28.2 million at June 30, 2003 and $23.4 million at June 30, 2003.

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

GOODWILL

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are no longer amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has performed its annual impairment test, with no evidence of impairment to the Company's goodwill for fiscal years 2003 and 2002.

The changes in the carrying amount of goodwill for fiscal years 2003 and 2002 were as follows (in thousands):

Carrying amount as of June 30, 2001                                    $  12,381
Add: EDYABE                                                                1,400
Effect of change in rates used for translation                            (1,524)
                                                                       ---------

Carrying amount as of June 30, 2002                                    $  12,257
Add: Pracon & HealthIQ                                                     1,632
     FW Pharma                                                             9,445
Effect of change in rates used for translation and adjustments             6,469
                                                                       ---------

Carrying amount as of June 30, 2003                                    $  29,803
                                                                       =========

The pro forma effect on fiscal year 2001 earnings of excluding amortization expense, net of tax, was as follows:

($ in thousands, except per share data)            2001
                                                 ---------
Net loss, as reported                            $    (825)
Add: goodwill amortization, net of tax                 800
                                                 ---------

Pro forma net loss                               $     (25)
                                                 =========

Basis loss per common share:
  Net loss, as reported                          $   (0.03)
  Pro forma net loss                             $    0.00

INTANGIBLE ASSETS

Intangible assets consist primarily of technology and customer lists acquired in association with the FW Pharma acquisition (see Note 3 to the consolidated financial statements included in Item 8 of this annual report for more detail). The estimated useful lives for all intangible assets are between 3 to 10 years.

Intangible assets of $5.8 million and $2.5 million are net of accumulated amortization of $0.6 million and $0.2 million as of June 30, 2003 and 2002, respectively. Amortization expense was $0.5 million, $0.06 million and $0.2 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

INCOME TAXES

Deferred income tax assets and liabilities are recognized for the expected future tax consequences (utilizing current tax rates) of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax benefits of deductible temporary differences and tax operating loss and credit carryforwards and are net of valuation allowances established in jurisdictions where the realization of those benefits is questionable. Deferred income tax expense represents the change in the net deferred tax asset and liability balances.

FOREIGN CURRENCY

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' equity in the consolidated balance sheet. Transaction gains and losses are included in other income, in the consolidated statements of operations. Transaction gains/(losses), net of foreign currency exchange contract gains and losses were $(1.9) million, $0.2 million and $5.0 million in fiscal years 2003, 2002, 2001, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by FASB Interpretation No. 44. Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 for disclosure purposes only.

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2003, 2002 and 2001: Risk free interest rates of 3.32% in fiscal year 2003, 4.08% in fiscal year 2002 and 5.52% in fiscal year 2001; dividend yield of 0.0% for each year; volatility factor of the expected market price of the Company's common stock of 57% for fiscal year 2003, 64% for fiscal year 2002 and 67% for fiscal year 2001; and an average holding period of 5 years for fiscal year 2003 and 6 years for fiscal years 2002 and 2001. During the fiscal years 2003, 2002 and 2001, the weighted-average grant-date fair value of the stock options granted were $11.19, $13.19 and $11.17 per share, respectively.

If the compensation cost for the Company's stock options and the employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

($ in thousands, except per share data)                        2003        2002       2001
                                                              -------    -------     -------
Net income (loss), as reported                                $10,662    $13,235     $  (825)
Deduct total stock-based compensation, net of tax               2,154      5,858       4,068
                                                              -------    -------     -------

Pro forma net income (loss)                                   $ 8,508    $ 7,377     $(4,893)
                                                              =======    =======     =======
Pro forma net income (loss) per share:
  Basic                                                       $  0.34    $  0.30     $ (0.20)
  Diluted                                                     $  0.33    $  0.29     $ (0.20)

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

FINANCIAL INSTRUMENTS

From time to time, the Company enters into currency exchange contracts to hedge foreign currency exposures. These currency exchange contracts were entered into as economic hedges, which have not been designated as hedges for accounting purposes as defined under FAS 133.

Realized gains or losses on currency exchange contracts, acquired for the purpose of reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than functional currencies, are reflected in other income, in the consolidated statements of operations. Currency exchange contracts are marked to market with the unrealized gain or loss reflected in other income, in the consolidated statements of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standard Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No 149, "Derivatives and Hedging, an Amendment of FASB Statement 133" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS 149 effective July 1, 2003, and does not expect that the provisions of SFAS 149 will have a material impact on the Company's results of operations or financial position.

In January 2003, the Emerging Issues Task Force ("EITF"), published EITF Issue 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables", which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The application of the consolidation of variable interest entities created after January 31, 2003 and the disclosure requirements of FIN 46 did not have a material effect on the Company's financial position or its results of operations and the Company is in the process of assessing the impact, if any, the consolidation of variable interest entities created prior to January 31, 2003 will have on its financial position and results of operations.

In December 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation Transition Disclosure" ("SFAS 148"), An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but adopted SFAS 148 on January 1, 2003 and included the disclosure modifications in these consolidated financial statements. The adoption of this Statement did not have a material effect on the Company's financial position or its results of operations.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 did not impact the Company's consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No 146 ("SFAS 146"), Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and became effective in the third quarter ended March 31, 2003. The adoption of SFAS 146 did not impact the Company's financial position or results of its operations.

NOTE 3. ACQUISITIONS

FISCAL YEAR 2003

On January 31, 2003, the Company acquired 100% of the outstanding stock of FWPS Group Limited (FW Pharma), a provider of software for clinical trial management systems in Birmingham, United Kingdom, for approximately $11.9 million in the form of a combination of cash and shares of the Company's common stock. The Company originally issued an aggregate of 238,095 shares (valued at approximately $3.0 million) of its common stock to stockholders of FWPS Group Limited in connection with the acquisition. Of these shares, 32,854 shares were surrendered back to the Company by FW Pharma stockholders pursuant to the purchase price adjustment provisions in the purchase agreement between the parties. Under the agreement, the Company is obligated to make additional payments of up to a maximum of $4.3 million in contingent purchase price if FW Pharma achieves certain established financial and non-financial targets through January 31, 2005. In connection with this transaction, the Company recorded approximately $9.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

On October 28, 2002, the Company acquired the assets of Pracon & HealthIQ, a provider of specialized sales and marketing services based in Reston, Virginia and Orange, California, for approximately $1.7 million in cash. Pracon & HealthIQ was a division of Excerpta Medica, Inc. In connection with this transaction, the Company recorded approximately $1.6 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

FISCAL YEAR 2002

Effective July 1, 2001, the Company acquired EDYABE, a clinical research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million in cash. In connection with this transaction, the Company recorded approximately $1.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

FISCAL YEAR 2001

On September 29, 2000, the Company acquired a clinical pharmacology unit located in Northwick Park Hospital in Harrow, U.K from Glaxo Wellcome. The fair value of the assets acquired and the amount the Company paid for this transaction was nominal. As such, there was no goodwill recorded for this transaction.

Effective September 1, 2000, the Company acquired 60% of FARMOVS, a clinical pharmacology research business and bioanalytical laboratory located in Bloemfontein, South Africa for approximately $3.0 million in cash. In connection with this transaction, the Company recorded approximately $2.0 million related to the excess cost over the fair value of the interest in the net assets acquired as goodwill. Goodwill is subject to impairment testing under SFAS No. 142.

NOTE 4. MARKETABLE SECURITIES

Available-for-sale securities included in marketable securities at June 30, 2003 and 2002, consisted entirely of municipal debt and money market securities. At June 30, 2003, all available-for-sale securities were scheduled to mature on varying dates within one year.

The Company's investments are reflected at fair market value, which approximates amortized cost. During fiscal year 2003, gross realized gains were minimal and there were no gross realized losses. During fiscal year 2002, gross realized gains totaled $0.2 million and gross realized losses totaled $0.2 million. In fiscal year 2001, gross realized gains totaled $0.3 million and gross realized losses totaled $0.3 million.

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2003 and 2002, consisted of the following:

($ IN THOUSANDS)                              2003               2002
                                          -----------         -----------
Billed                                    $   147,411         $   134,720
Unbilled                                       81,328              94,615
Allowance for doubtful accounts                (6,013)             (4,622)
                                          -----------         -----------

                                          $   222,726         $   224,713
                                          ===========         ===========

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 and 2002, consisted of the following:

($ IN THOUSANDS)                             2003                 2002
                                          -----------         -----------
Owned assets:
  Computer and office equipment           $    67,374         $    65,402
  Computer software                            44,447              32,735
  Furniture and fixtures                       20,084              22,859
  Leasehold improvements                       20,147              11,346
  Buildings                                     4,202               4,354
  Other                                         5,121                 974
                                          -----------         -----------
                                              161,375             137,670
Less: accumulated depreciation                (99,836)            (90,536)
                                          -----------         -----------
                                          $    61,539         $    47,134
                                          -----------         -----------

Assets held under capital lease:
  Computer software                               525                 525
Less: accumulated amortization                   (140)                (35)
                                          -----------         -----------
                                                  385                 490
                                          -----------         -----------

                                          $    61,924         $    47,624
                                          ===========         ===========

Depreciation and amortization expense relating to property and equipment was $20.2 million, $17.9 million, and $20.6 million, for the years ended June 30, 2003, 2002, and 2001, respectively. Depreciation expense for the year ended June 30, 2001 includes $0.9 million of accelerated depreciation due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

NOTE 7. RESTRUCTURING CHARGES

During the three-month periods ended June 30, 2003 and December 31, 2002 the Company recorded facilities-related restructuring charges totaling $3.5 million and $5.9 million, respectively, as a result of changes in prior assumptions regarding certain leased facilities which were abandoned as part of the Company's June 2001 restructuring. The changes in prior assumptions were caused by a further deterioration in challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities at previously estimated rental rates.

In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing eleven of those properties. After significant effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

The Company did not record any restructuring provisions in fiscal year 2002.

During the quarter ended June 30, 2001, the Company recorded restructuring and other charges totaling $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Continental Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Continental Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded restructuring benefits of $0.7 million during the first quarter of fiscal 2001. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a consulting business location in the U.S.

During the three months ended March 31, 2000, the Company announced that Novartis, a key client, reduced the amount of work outsourced to the CRS business segment, due to Novartis' reprioritization of its research projects. As a result, the Company estimated that total revenue for fiscal year 2000 and 2001 would be reduced by $50 to $55 million in the aggregate. Consequently, during the year ended June 30, 2000, the Company recorded restructuring and other charges of $13.1 million. These charges included $7.2 million for employee severance costs related to the Company's decision to eliminate approximately 475 managerial and staff positions in order to reduce personnel costs as a result of a material dollar volume of contract cancellations. The charges also included $4.3 million for lease termination costs related to continued efforts to consolidate certain facilities and reduce excess space in certain locations, in addition to a benefit derived from a change in the Company's original estimate of when certain facilities would be sublet. The remaining charges, totaling $1.6 million, primarily related to the write-off of certain intangible assets and other investments, which were not expected to produce future value.

Fiscal years 2003, 2002, and 2001 activities against the restructuring accrual were as follows and are recorded under accrued restructuring charges in the Company's Consolidated Balance Sheet:

                                               Balance at       Gross         Payments/        Balance at
($ IN THOUSANDS)                            June 30, 2002    Provisions     Adjustments     June 30, 2003
                                             -------------    ----------     -----------     -------------
Employee severance costs                     $       1,176             -     $      (932)    $         244
Facilities related charge                            2,125         9,374          (2,993)            8,506
                                             -------------    ----------     -----------     -------------

                                             $       3,301    $    9,374     $    (3,925)    $       8,750
                                             =============    ==========     ===========     =============

                                               Balance at       Gross         Payments/        Balance at
                                             June 30, 2001    Provisions     Adjustments     June 30, 2002
                                             -------------    ----------     -----------     -------------
Employee severance costs                     $       2,785             -     $    (1,609)    $       1,176
Facilities related charge                            5,709             -          (3,584)            2,125
Other charges                                          242             -            (242)                -
                                             -------------    ----------     -----------     -------------

                                             $       8,736             -     $    (5,435)    $       3,301
                                             =============    ==========     ===========     =============

                                               Balance at       Gross         Payments/        Balance at
                                             June 30, 2000    Provisions     Adjustments     June 30, 2001
                                             -------------    ----------     -----------     -------------
Employee severance costs                     $       4,183    $    3,070     $    (4,468)    $       2,785
Facilities related charge                            4,976         3,891          (3,158)            5,709
Other charges                                          (15)          269             (12)              242
                                             -------------    ----------     -----------     -------------

                                             $       9,144    $    7,230     $    (7,638)    $       8,736
                                             =============    ==========     ===========     =============

NOTE 8. CREDIT ARRANGEMENTS

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% to 5%. The Company primarily entered into this line-of-credit to facilitate business transactions with the bank. At June 30, 2003, the Company had approximately Euro 12.0 million available under this line-of-credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.7 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2003, the Company had approximately $1.7 million available credit under these arrangements.

NOTE 9. STOCKHOLDERS' EQUITY

As of June 30, 2003 and 2002, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. The Company did not repurchase any of its common stock during fiscal years ended June 30, 2003 and 2002. During the fiscal year ended June 30, 2001, the Company acquired 210,000 shares at a total cost of $1.8 million.

2003 PREFERRED STOCK RIGHTS

On March 27, 2003, the Company adopted a Shareholder Rights Plan. Under this Plan, one Right for each outstanding share was distributed to stockholders of record as of April 7, 2003. The Rights trade with the underlying common stock and initially are not exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or a group acquires 20 percent or more of the Company's common stock or commences a tender offer for 20 percent or more of the Company's outstanding stock. If the Rights become exercisable, the type and amount of securities receivable upon exercise of each Right will depend on the circumstances at the time of exercise. Each Right will initially entitle each stockholder to purchase one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $98.00. The adoption of this Plan did not impact the Company's financial position or results of its operations.

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 1.9 million, 1.2 million, 3.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, because they were anti-dilutive.

The following table is a summary of shares used in calculating basic and diluted earnings per share:

                                                                 Years ended June 30,
(IN THOUSANDS)                                              2003         2002           2001
                                                         ----------   -----------     ---------
Net income (loss)                                        $   10,662   $    13,235     $    (825)

Weighted average number of shares outstanding, used
  in computing basic earnings per share                      25,371        24,928        24,637
Dilutive common stock options                                   312           654             -
                                                         ----------   -----------     ---------
Weighted average shares used in computing
  diluted earnings per share                                 25,683        25,582        24,637
                                                         ==========   ===========     =========

Basic earnings (loss) per share                          $     0.42   $      0.53     $   (0.03)
Diluted earnings (loss) per share                        $     0.42   $      0.52     $   (0.03)

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

In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). Under the 2000 Purchase Plan, employees have the opportunity to purchase common stock at 85% of the average market value on the first day of each opening period or last day of each purchase period (as defined by the Purchase Plan), whichever is lower, up to specified limits. An aggregate of approximately 800,000 shares may be issued under the 2000 Purchase Plan.

During fiscal year 2003, there were 273,093 shares purchased at a range of $7.17 to $10.59 per share and during fiscal year 2002, there were 267,112 shares purchased at a range of $7.17 to $11.69 per share.

STOCK OPTIONS OF SUBSIDIARY

In August 2000, Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company, adopted the 2000 Stock Incentive Plan ("the Plan") to grant rights to purchase up to an aggregate of 7,030,000 shares of Perceptive common stock. Under the Plan, Perceptive may grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2003 and 2002, Perceptive was not publicly traded and the shares outstanding under this plan were 3,200,427 and 3,182,927, respectively.

SUMMARY DATA FOR PAREXEL STOCK OPTION PLANS

Aggregate stock option activities for all plans, excluding Perceptive's Plan, for the three years ended June 30, 2003 were as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                     Options            Price
                                                    ---------         ----------
Outstanding at June 30, 2000                        2,658,495         $   18.38
Granted                                             1,400,500         $   11.17
Exercised                                             (83,297)        $    6.82
Canceled                                             (381,175)        $   19.27
                                                    ---------

Outstanding at June 30, 2001                        3,594,523         $   15.76
Granted                                               876,000         $   13.19
Exercised                                            (130,324)        $    8.41
Canceled                                             (325,629)        $   17.79
                                                    ---------

Outstanding at June 30, 2002                        4,014,570         $   15.20
Granted                                               129,000         $   11.19
Exercised                                            (138,061)        $    9.23
Canceled                                             (346,148)        $   17.81
                                                    ---------

Outstanding at June 30, 2003                        3,659,361         $   15.05
                                                    =========

Exercisable at June 30, 2001                        1,292,204

Exercisable at June 30, 2002                        1,830,609

Exercisable at June 30, 2003                        2,251,228

Available for future grant at June 30, 2003         1,399,269

Summary information related to options outstanding and exercisable as of June 30, 2003 was as follows:

                             OUTSTANDING                                              OPTIONS EXERCISABLE
------------------------------------------------------------------------          --------------------------
                                               Weighted
                                                Average         Weighted                             Weighted
      Range of               Outstanding       Remaining         Average           Exercisable       Average
      Exercise                  as of         Contractual       Exercise              as of          Exercise
       Prices               June 30, 2003     Life (Years)        Price           June 30, 2003       Price
$ 0.0000 - $ 3.7810              28,993           0.8           $   0.01              28,993        $   0.01
$ 3.7811 - $ 7.5620              76,000           0.4           $   7.43              76,000        $   7.43
$ 7.5621 - $11.3430           1,024,800           4.9           $   9.55             597,449        $   9.58
$11.3431 - $15.1240           1,495,292           6.0           $  12.75             554,508        $  12.63
$15.1241 - $18.9050             205,975           3.0           $  17.83             175,311        $  18.06
$18.9051 - $22.6860             249,741           3.5           $  21.24             240,407        $  21.27
$22.6861 - $26.4670             121,010           2.6           $  24.23             121,010        $  24.23
$26.4671 - $30.2480             220,050           2.7           $  27.09             220,050        $  27.09
$30.2481 - $34.0290             187,000           2.0           $  31.78             187,000        $  31.78
$34.0291 - $37.8100              50,500           2.7           $  36.19              50,500        $  36.19
                            -----------                                           ----------
                              3,659,361                                            2,251,228
                            ===========                                           ==========

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.8 million, $2.6 million and $2.4 million, for the years ended June 30, 2003, 2002, and 2001, respectively.

NOTE 12. FINANCIAL INSTRUMENTS

As of June 30, 2003 and 2002, the Company had entered into currency exchange contracts to exchange Euro and British Pounds for U.S. dollars. The notional contract amount of outstanding currency exchange contracts were approximately $28.3 million and $24.0 million at June 30, 2003 and 2002, respectively.

While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of currency exchange contracts were approximately $0.2 million at June 30, 2003 and $0.4 million at June 30, 2002.

At June 30, 2003, maturities of the Company's currency exchange contracts ranged from one to two months.

NOTE 13. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)                 2003            2002            2001
-----------------             ----------      ----------        --------
Domestic                      $    1,743      $   23,413        $  8,119
Foreign                           16,744            (479)         (7,247)
                              ----------      ----------        --------

                              $   18,487      $   22,934        $    872
                              ==========      ==========        ========

Provisions for income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)        2003           2002           2001
----------------     ----------     ----------     ----------
Current:
 Federal             $    5,209     $    8,512     $    4,362
 State                    1,027          3,060          1,324
 Foreign                  4,393          2,849            733
                     ----------     ----------     ----------

                         10,629         14,421          6,419
                     ----------     ----------     ----------

Deferred:
 Federal                 (2,714)        (4,351)        (2,088)
 State                     (409)           (89)           (55)
 Foreign                   (256)          (968)        (3,033)
                     ----------     ----------     ----------

                         (3,379)        (5,408)        (5,176)
                     ----------     ----------     ----------

                     $    7,250     $    9,013     $    1,243
                     ==========     ==========     ==========

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ IN THOUSANDS)                                  2003        %         2002          %          2001          %
                                               ---------     ----     ---------     ------     ---------     ------
Income tax expense computed at the federal
 statutory rate                                $   6,470     35.0%    $   8,027       35.0%    $     305       35.0%
State income taxes, net of federal benefit           408      2.2%        1,989        8.7%          871      100.0%
Foreign rate differential                           (956)    -5.2%         (344)      -1.5%        1,406      161.2%
Foreign permanent tax adjustments                   (780)    -4.2%         (109)      -0.5%          257       29.5%
U.S. permanent tax adjustments                        21      0.1%       (2,928)     -12.8%         (130)     -14.9%
Change in valuation allowances                     1,911     10.3%        2,625       11.4%       (2,170)    -248.9%
U.S. separate return limitation year loss              -        -             -          -             -          -
Other                                                176      1.0%         (247)      -1.1%          704       80.6%
                                               ---------     ----     ---------     ------     ---------     ------

                                               $   7,250     39.2%    $   9,013       39.3%    $   1,243      142.5%
                                               =========     ====     =========     ======     =========     ======

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax assets as of June 30, 2003 and 2002 were as follows:

($ IN THOUSANDS)                              2003           2002
                                           ----------     ----------
Deferred tax assets:
 Foreign loss carryforwards                $    8,749     $    7,838
 Accrued expenses                              25,361         21,521
 Allowance for doubtful accounts                  484            736
 Deferred contract profit                      14,840         12,667
 Other                                             81             39
                                           ----------     ----------

Gross deferred tax assets                      49,515         42,801
Deferred tax asset valuation allowance        (11,868)        (9,958)
                                           ----------     ----------

Total deferred tax assets                      37,647         32,843
                                           ----------     ----------

Deferred tax liabilities:
Property and equipment                         (9,031)        (8,704)
Deferred contract profit                       (2,687)        (1,838)
Other                                          (1,513)        (1,264)
                                           ----------     ----------

Total deferred tax liabilities                (13,231)       (11,806)
                                           ----------     ----------

                                           $   24,416     $   21,037
                                           ==========     ==========

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2003 and 2002 were as follows:

($ IN THOUSANDS)                            2003           2002
                                         ----------     ----------
Current deferred tax assets              $   27,604     $   21,642
Non-current deferred tax assets              10,043         11,201
Current deferred tax liabilities             (2,557)        (2,538)
Non-current deferred tax liabilities        (10,674)        (9,268)
                                         ----------     ----------

                                         $   24,416     $   21,037
                                         ==========     ==========

The Company has foreign tax loss carryforwards, tax effected, of approximately $8.7 million that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2003, the valuation allowance increased by $1.9 million. As of June 30, 2003, $11.8 million of future tax rate benefit remains. The ultimate realization of this benefit is dependent upon the generation of sufficient taxable income in respective jurisdictions.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense was $30.2 million, $25.4 million, and $23.7 million for fiscal years 2003, 2002 and 2001, respectively. Future minimum lease payments due under non-cancellable leases are as follows:

($ IN THOUSANDS)      2004         2005         2006         2007         2008      Thereafter     Total
                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating leases   $   27,666   $   27,439   $   23,434   $   19,510   $   17,708   $   58,054   $  173,811

In association with the FW Pharma acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report, the Company is obligated to make a maximum additional payment of $4.3 million in contingent purchase price if FW Pharma achieves certain established financial and non-financial targets through January 31, 2005.

NOTE 16. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2003 and 2002, certain members of the Company's Board of Directors were affiliated with certain companies in which PAREXEL made investments in fiscal year 2001. The total sum of all of these investments by PAREXEL was $0.9 million. During the year ended June 30, 2002 and a portion of the year ended June 30, 2003, a member of the Company's Board of Directors was also a director of one of the Company's customers. Revenue recognized from this customer in fiscal year 2002 was $16.0 million. The accounts receivable balance at June 30, 2002 from this customer was $8.6 million. Related party amounts included in accounts receivable were on standard terms and manner of settlement.

NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2003, 2002 and 2001 were as follows:

($ IN THOUSANDS)                      2003           2002           2001
                                   ----------     ----------     ----------
Service revenue:
 United States                     $  265,332     $  252,082     $  228,351
 United Kingdom                        96,183         84,208         62,055
 Europe (excluding U.K.)              129,402         87,476         83,896
 Japan and Other                       21,137         20,552         13,258
                                   ----------     ----------     ----------

                                   $  512,054     $  444,318     $  387,560
                                   ==========     ==========     ==========
Income (loss) from operations:
 United States                     $    8,397     $   18,690     $    6,324
 United Kingdom                         5,724          7,683        (10,040)
 Europe (excluding U.K.)               11,192         (3,852)          (941)
 Japan and Other                       (4,708)        (2,028)        (2,203)
                                   ----------     ----------     ----------

                                   $   20,605     $   20,493     $   (6,860)
                                   ==========     ==========     ==========

Tangible Long-lived assets:
 United States                     $    2,187     $    2,206     $    2,583
 United Kingdom                             -              -              -
 Europe (excluding U.K.)                3,375          2,484          2,361
 Japan and Other                        1,065            940            499
                                   ----------     ----------     ----------

                                   $    6,627     $    6,033     $    5,443
                                   ==========     ==========     ==========

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical imaging. Perceptive is a majority-owned subsidiary of the Company. As of June 30, 2003, the Company owned approximately 97.4% of Perceptive.

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements included in Item 8 of this annual report. Furthermore, the Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue.

The Company evaluates its assets (including long-lived assets) on a geographical basis because it has a global infrastructure supporting all four business segments.

($ IN THOUSANDS)                         CRS            PCG            MMS         PERCEPTIVE       TOTAL
                                      ----------     ----------     ----------     ----------     ----------
Service revenue:
 2003                                 $  312,847     $  100,621     $   73,786     $   24,800     $  512,054
 2002                                 $  261,727     $   97,775     $   64,829     $   19,987     $  444,318
 2001                                 $  240,501     $   80,796     $   54,277     $   11,986     $  387,560

Gross profit on service revenue:
 2003                                 $  113,488     $   24,657     $   23,957     $    9,644     $  171,746
 2002                                 $   86,607     $   26,309     $   21,365     $    4,114     $  138,395
 2001                                 $   75,164     $   17,185     $   16,930     $      521     $  109,800

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of PAREXEL International Corporation:

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation and its subsidiaries as of June 30, 2003 and June 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the fiscal years ended June 30, 2003 and June 30, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PAREXEL International Corporation for the year ended June 30, 2001 was audited by other auditors whose report dated August 14, 2001 expressed an unqualified opinion on those statements and schedule, prior to the reclassifications made to those financial statements related to the adoption of EITF 01-14, as described in Note 2.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2003 and June 30, 2002, and the consolidated results of its operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States. We also audited the reclassifications described in Note 2 that were applied to restate the 2001 financials statements. In our opinion such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassifications, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

                                                      Ernst & Young LLP
Boston, Massachusetts
August 6, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of PAREXEL International Corporation:

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2001 present fairly, in all material respects, the results of operations and cash flows of PAREXEL International Corporation and its subsidiaries for the year ended June 30, 2001, prior to the revisions related to the adoption of EITF 01-14, further described in Note 2, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, MA
August 14, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the caption "Audit Fees" in the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS. The following financial statements and supplementary data are included in Item 8 of this annual report.

               FINANCIAL STATEMENTS                           FORM 10-K PAGES
               --------------------                           ---------------
Report of Independent Auditors for the year ended
 June 30, 2003 and 2002                                               55
Report of Independent Accountants for the years ended
 June 30, 2001                                                        56
Consolidated Statements of Operations for each of the
 three years ended June 30, 2003, 2002, and 2001                      34
Consolidated Balance Sheets at June 30, 2003 and 2002                 35
Consolidated Statements of Stockholders' Equity for
 each of the three years ended June 30, 2003, 2002, and 2001          36
Consolidated Statements of Cash Flows for each of the
 three years ended June 30, 2003, 2002, and 2001                   37-38
Notes to Consolidated Financial Statements                         39-54

     (2) FINANCIAL STATEMENT SCHEDULES:

      For the three years ended June 30, 2003:

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

(B)      Reports on Form 8-K

         1. The Company furnished a Current Report on Form 8-K on April 8, 2003 to furnish under Item 12 the Company's Press Release dated April 8, 2003 containing earnings guidance.

         2. The Company furnished a Current Report on Form 8-K on April 23, 2003 to furnish under Item 12 the Company's Press Release dated April 23, 2003 containing financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By: /s/ Josef H. von Rickenbach                                                         Dated: September 15, 2003
-----------------------------------------------
    Josef H. von Rickenbach
    Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                                 Title(s)                             Date
/s/ Josef H. von Rickenbach
----------------------------------------
Josef H. von Rickenbach                     Chairman of the Board and Chief             September 15, 2003
                                            Executive Officer (principal executive
                                            officer)

/s/ James F. Winschel, Jr.
----------------------------------------
James F. Winschel, Jr.                      Senior Vice President and Chief             September 15, 2003
                                            Financial Officer (principal financial and
                                            accounting officer)

/s/ A. Dana Callow, Jr.
----------------------------------------
A. Dana Callow, Jr.                         Director                                    September 15, 2003

/s/ A. Joseph Eagle
----------------------------------------
A. Joseph Eagle                             Director                                    September 15, 2003

/s/ Patrick J. Fortune
----------------------------------------
Patrick J. Fortune                          Director                                    September 15, 2003

/s/ Richard L. Love
----------------------------------------
Richard L. Love                             Director                                    September 15, 2003

/s/ Serge Okun
----------------------------------------
Serge Okun                                  Director                                    September 15, 2003

/s/ William U. Parfet
----------------------------------------
William U. Parfet                           Director                                    September 15, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
3.1               Amended and Restated Articles of Organization of the Company,
                  as amended (filed as Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 (File No. 333-104968) and incorporated herein by this reference).

3.2               Amended and Restated By-laws of the Company (filed as Exhibit
                  4.2 to the Company's Registration Statement on Form S-8 (File
                  No. 333-104968) and incorporated herein by this reference).

4.1 Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2 Rights Agreement dated March 27, 2003 between the Corporation and Equiserve Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Vote of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (filed as Exhibit 4.1 to the
                  Company's Current Report on Form 8-K/A dated March 31, 2003 and incorporated herein by this reference).

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

10.18*            Change of Control/Severance Agreement, dated as of April 3,
                  2001,

                  by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

10.19*            1998 Non-Qualified, Non-Officer Stock Option Plan (filed as
                  Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (File No. 333-47033) and incorporated herein by this reference).

10.20*            PAREXEL International Nonqualified Deferred Compensation Plan
                  (filed as Exhibit 10.21 to the Company's Annual Report on Form
                  10-K for the year ended June 30, 2002).

10.21             ABN - AMRO Cash Pooling Agreement, dated as of September 14,
                  2001.

10.22             Lease dated April 10, 2002 between API (No. 23) Limited,
                  Arlington Property Investments Limited, PAREXEL International
                  Limited and the Company.

21.1              List of subsidiaries of the Company.

23.1              Consent of Ernst & Young LLP.

23.2              Consent of PricewaterhouseCoopers LLP.

31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* denotes management contract or any compensatory plan, contract or arrangement.

                                   SCHEDULE II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)

                               Balance at         Charged to                            Balance at
                               beginning          costs and          Deductions           end of
                                of year            expenses        and write-offs          year
                             --------------     --------------     ---------------    --------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended June 30, 2001     $        3,700     $        1,117     $         (242)    $        4,575
Year ended June 30, 2002              4,575                961               (914)             4,622
Year ended June 30, 2003     $        4,622     $        2,408     $       (1,017)    $        6,013