Form 10-Q
period 2003-09-30
PAREXEL INTERNATIONAL CORP
filed 2003-11-12
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 2003, there were 25,936,541 shares of PAREXEL International Corporation common stock outstanding, excluding 930,829 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.               FINANCIAL INFORMATION

            Item 1    Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheets - September 30, 2003 and June 30, 2003           3

                      Condensed Consolidated Statements of Operations - Three months ended
                      September 30, 2003 and 2002                                                            4

                      Condensed Consolidated Statements of Cash Flows - Three months ended
                      September 30, 2003 and 2002                                                            5

                      Notes to Condensed Consolidated Financial Statements                                   6

            Item 2    Management's Discussion and Analysis of Financial Condition and Results                9
                      of Operations

            Item 3    Quantitative and Qualitative Disclosure About Market Risk                             16

            Item 4    Controls and Procedures                                                               25

PART II.              OTHER INFORMATION

            Item 6    Exhibits and Reports on Form 8-K                                                      25

SIGNATURES                                                                                                  26

PART I.  FINANCIAL INFORMATION  PAREXEL INTERNATIONAL CORPORATION
ITEM 1 - FINANCIAL STATEMENTS  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share data)

                                                                                    SEPTEMBER 30,      JUNE 30,
                                                                                        2003            2003
                                                                                    -------------    -----------
                                                                                     (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                          $     70,048     $    69,734
 Marketable securities                                                                    10,098          12,990
 Billed and unbilled accounts receivable, net                                            210,794         222,726
 Prepaid expenses                                                                         11,160          12,087
 Current deferred tax assets                                                              27,390          27,604
 Other current assets                                                                      4,407           4,936
                                                                                    ------------     -----------
       Total current assets                                                              333,897         350,077

Property and equipment, net                                                               61,625          61,924
Goodwill                                                                                  30,452          29,803
Other intangible assets, net                                                               5,534           5,763
Non-current deferred tax assets                                                           10,109          10,043
Other assets                                                                               6,604           6,627
                                                                                    ------------     -----------
       Total assets                                                                 $    448,221     $   464,237
                                                                                    ============     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                $        358     $       118
 Accounts payable                                                                          9,091          14,462
 Deferred revenue                                                                        118,584         130,650
 Accrued expenses                                                                         13,239          13,766
 Accrued restructuring charges                                                             7,953           8,750
 Accrued employee benefits and withholdings                                               32,444          37,849
 Current deferred tax liabilities                                                          2,557           2,557
 Income taxes payable                                                                      4,563           1,801
 Other current liabilities                                                                 4,115           5,778
                                                                                    ------------     -----------
       Total current liabilities                                                         192,904         215,731

Long-term debt                                                                               625             644
Non-current deferred tax liabilities                                                      10,674          10,674
Other liabilities                                                                          5,958           6,092
                                                                                    ------------     -----------
       Total liabilities                                                                 210,161         233,141
                                                                                    ------------     -----------

Minority interest in subsidiary                                                            3,428           3,996
Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized:
      5,000,000 at September 30, 2003 and June 30, 2003;
      Series A Junior Participating Preferred Stock
      - 50,000 shares designated; none issued and outstanding
    Common stock--$.01 par value; shares authorized:
      50,000,000 at September 30, 2003 and June 30, 2003; shares issued: 26,841,981 at September 30, 2003 and
      26,683,055 at June 30, 2003; shares outstanding 25,911,152
      at September 30, 2003 and 25,822,055 at June 30, 2003                                  269             267
 Additional paid-in capital                                                              176,143         174,734
 Treasury stock, at cost; 930,829 shares at September 30,2003 and
   861,000 shares at June 30, 2003                                                        (8,792)         (8,165)
 Retained earnings                                                                        67,849          63,117
 Accumulated other comprehensive loss                                                       (837)         (2,853)
                                                                                    ------------     -----------
    Total stockholders' equity                                                           234,632         227,100
                                                                                    ------------     -----------
       Total liabilities and stockholders' equity                                   $    448,221     $   464,237
                                                                                    ============     ===========

           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                      2003          2002
                                                                   ----------    -----------
Service revenue                                                    $  129,788    $   119,353
Reimbursement revenue                                                  23,803         26,833
                                                                   ----------    -----------
Total revenue                                                         153,591        146,186

Costs and expenses:
  Direct costs                                                         83,513         79,980
  Reimbursable out-of-pocket expenses                                  23,803         26,833
  Selling, general and administrative expenses                         32,468         27,564
  Depreciation and amortization                                         5,987          4,806
                                                                   ----------    -----------

Total costs                                                           145,771        139,183
                                                                   ----------    -----------

Income from operations                                                  7,820          7,003

Other income (loss), net                                                  294         (1,103)
                                                                   -----------   -----------

Income before provision for income taxes and minority interest          8,114          5,900

Provision for income taxes                                              3,124          2,478
Minority interest                                                         258            159
                                                                   ----------    -----------

Net income                                                         $    4,732    $     3,263
                                                                   ==========    ===========

Earnings per share:
  Basic and diluted                                                $     0.18    $      0.13

Shares used in computing earnings per share:
  Basic                                                                25,860         25,173
  Diluted                                                              26,592         25,315

           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                    FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                      2003            2002
                                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    4,732     $    3,263
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                      5,987          4,806
      Minority interest in net income of consolidated subsidiary           258            159
      Changes in operating assets/liabilities                          (10,332)         1,131
                                                                    ----------     ----------
Net cash provided by operating activities                                  645          9,359
                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities                                    (42,634)       (60,714)
  Proceeds from sale of marketable securities                           45,526         68,952
  Acquisition of business                                                    -           (497)
  Proceeds from sale of fixed assets                                        30             31
  Purchase of property and equipment                                    (4,944)        (6,552)
                                                                    ----------     ----------
Net cash provided by (used) in investing activities                     (2,022)         1,220
                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 1,411             19
  Borrowings and (repayments) under credit arrangements                    221            (44)
  Payments to repurchase common stock                                     (627)             -
                                                                    ----------     ----------
Net cash provided by (used) in financing activities                      1,005            (25)
                                                                    ----------     ----------

Effect of exchange rate changes on cash and cash equivalents               686            715
                                                                    ----------     ----------

Net increase in cash for the period                                        314         11,269

Cash and cash equivalents at beginning of period                        69,734         22,479
                                                                    ----------     ----------

Cash and cash equivalents at end of period                          $   70,048     $   33,748
                                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Taxes                                                           $      214     $    6,055
    Interest                                                        $      943     $      645

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                               -     $      497
    Liabilities and minority interest assumed                                -              -
                                                                    ----------     ----------
  Cash paid for acquisition                                                  -     $      497
                                                                    ==========     ==========

           See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective July 1, 2003, the Company decided to merge the Conferences and Publishing business of PAREXEL Consulting Group ("PCG") with the Meetings and Events business of Medical Marketing Services ("MMS") in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain Clinical Research Services ("CRS") and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to these activities were shifted from direct costs to selling, general and administrative expenses.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 1.0 million and 2.7 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                2003             2002
                                                     ----------      ----------
Net income attributable to common shares             $    4,732      $    3,263
                                                     ==========      ==========

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding               25,860          25,173
                                                     ==========      ==========
Basic earnings per common share                      $     0.18      $     0.13
                                                     ==========      ==========

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding        25,860          25,173
  Shares attributable to common stock options               732             142
                                                     ----------      ----------
                                                         26,592          25,315
                                                     ==========      ==========
Diluted earnings per common share                    $     0.18      $     0.13
                                                     ==========      ==========

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended September 30, 2003 and 2002 were as follows:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)           2003       2002
                                                --------    --------
Net income                                      $  4,732    $  3,263
Add foreign currency translation adjustments       2,016         799
                                                --------    --------
Comprehensive income                            $  6,748    $  4,062
                                                ========    ========

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                2003        2002
                                                     --------    --------
Net income, as reported                              $  4,732    $  3,263
Deduct total stock-based compensation, net of tax         353         711
                                                     --------    --------

Pro forma net income                                 $  4,379    $  2,552
                                                     ========    ========
Pro forma net income per share:
  Basic                                              $   0.17    $   0.10
  Diluted                                            $   0.16    $   0.10

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

NOTE 5 - SEGMENT INFORMATION

The Company is managed through four business segments: CRS, the PCG, MMS, and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include design of web-based portals, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), electronic data capture solutions, and medical imaging. Perceptive is a majority-owned subsidiary of the Company. As of September 30, 2003, the Company owned 98.2% of Perceptive, based on the outstanding shares.

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

                                        FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                        --------------------------
($ IN THOUSANDS)                           2003            2002
                                        ----------      ----------
Service revenue:
  Clinical Research Services            $   79,662      $   71,897
  PAREXEL Consulting Group                  21,790          22,373
  Medical Marketing Services                20,193          19,499
  Perceptive Informatics, Inc.               8,143           5,584
                                        ----------      ----------
                                        $  129,788      $  119,353
                                        ==========      ==========
Gross profit on service revenue:
  Clinical Research Services            $   32,604      $   24,923
  PAREXEL Consulting Group                   4,854           6,061
  Medical Marketing Services                 5,117           6,700
  Perceptive Informatics, Inc.               3,700           1,689
                                        ----------      ----------
                                        $   46,275      $   39,373
                                        ==========      ==========

NOTE 6 - RESTRUCTURING CHARGES

During the three months ended September 30, 2003, the Company did not record any new restructuring provisions.

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

In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing eleven of those properties. After expending significant effort attempting to sub-lease the remaining properties during a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows:

                                                              BALANCE AS OF
                               BALANCE AS OF    1ST QUARTER   SEPTEMBER 30,
($ IN THOUSANDS)               JUNE 30, 2003      PAYMENTS        2003
                               -------------    -----------   -------------
Employee severance costs          $   244         $    (6)      $   238
Facilities related charges          8,506            (791)        7,715
                                  -------         -------       -------
                                  $ 8,750         $  (797)      $ 7,953
                                  =======         =======       =======

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Except for those provisions related to mandatory redeemable financial instruments, which have been deferred indefinitely by the FASB, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No 149, "Derivatives and Hedging, an Amendment of FASB Statement 133" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative under Statement 133, clarifies when a derivative contains a financing component, amends the definition of "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 effective July 1, 2003. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In January 2003, the EITF, published EITF Issue 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables", which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Consideration under an arrangement should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company's financial statements should include the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the Company's results of operations or financial position.

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

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective July 1, 2003, the Company decided to merge the Conferences and Publishing business of PCG with the Meetings and Events business of MMS in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain CRS and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to these activities were shifted from direct costs to selling, general and administrative expenses.

The statements included in this quarterly report on Form 10-Q, including the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings and other corporate actions, to differ significantly from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this quarterly report.

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

The Company is managed through four business segments, namely, Clinical Research Services ("CRS"), PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS") and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical diagnostics. Perceptive is a majority-owned subsidiary of the Company. As of September 30, 2003, the Company owned 98.2% interest in Perceptive, based on the outstanding shares.

The Company conducts a significant portion of its operations in foreign countries. Approximately 52.6% of the Company's service revenue for the three months ended September 30, 2003 and 46.5% of the Company's service revenue for the three months ended September 30, 2002, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S"). dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2003, approximately 19.3% of total service revenue was denominated in British pounds and 25.2% of total service revenue was denominated in Euros. For the three months ended September 30, 2002, approximately 20.9% of total service revenue was denominated in British pounds and approximately 19.1% of total service revenue was denominated in Euros. As a result of a weakening of the U.S. dollar against the British Pound and the Euro in the first quarter of fiscal year 2004, the Company's revenue and direct costs increased significantly in the three months ended September 30, 2003 versus the comparable 2002 period.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and other financial information. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While the Company's significant accounting policies are more fully described in
Note 2 to the consolidated financial statements included in Item 8 of Form 10-K for the year ended June 30, 2003, the Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results.

REVENUE

Service revenue on fixed price contracts is recognized as services are performed. The Company measures progress on fixed price contracts using the concept of proportional performance based upon a direct labor cost-to-cost methodology or by the unit based output method. These methods require the Company to estimate total expected revenue and total expected costs. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual costs incurred, which were not recovered from clients. In the event that future estimates are incorrect, they could materially impact the Company's consolidated results of operations or financial position.

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

INCOME TAXES

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109 "Accounting for Income Taxes". Income tax expense is based on the distribution of profit before tax amongst the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses between taxing jurisdictions may have a significant impact on the Company's effective tax rate. The provision is a combination of current-year tax liability and future tax liability/benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated financial results and financial position.

EMPLOYEE STOCK COMPENSATION

The Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25"), and related interpretations in accounting for the Company's employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price equals the market price of the underlying stock on the date of the grant. If PAREXEL accounted for stock options under SFAS 123, the Company would have recorded additional compensation expense for stock option grants to employees. If PAREXEL were unable to account for stock options under APB 25, the Company's financial results would be materially affected to the extent the additional compensation expense would have to be recognized. The additional compensation expense could vary significantly from period to period based on several factors including the number of stock options granted and stock price fluctuations.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"), goodwill was amortized using the straight-line method over its expected useful life. Subsequent to the adoption of SFAS No. 142, goodwill is subject to annual impairment testing. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal year 2003. Based on this assessment, there was no impairment identified. The Company tests for impairment at least annually (generally in the fourth quarter) and more often if events or circumstances warrant. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2003 and 2002 were as follows:

                                     FOR THE THREE MONTHS
                                     ENDED SEPTEMBER 30,
                                     --------------------
($ IN THOUSANDS)                      2003        2002       INCREASE        %
                                    ---------   ---------   ---------     ------
Service revenue:
  CRS                               $  79,662   $  71,897   $   7,765       10.8%
  PCG                                  21,790      22,373        (583)      -2.6%
  MMS                                  20,193      19,499         694        3.6%
  Perceptive                            8,143       5,584       2,559       45.8%
                                    ---------   ---------   ---------

                                    $ 129,788   $ 119,353   $  10,435        8.7%
                                    =========   =========   =========

Direct costs:
  CRS                               $  47,058   $  46,974   $      84        0.2%
  PCG                                  16,936      16,312         624        3.8%
  MMS                                  15,076      12,799       2,277       17.8%
  Perceptive                            4,443       3,895         548       14.1%
                                    ---------   ---------   ---------

                                    $  83,513   $  79,980   $   3,533        4.4%
                                    =========   =========   =========

Gross profit on service revenue:
  CRS                               $  32,604   $  24,923   $   7,681       30.8%
  PCG                                   4,854       6,061      (1,207)     -19.9%
  MMS                                   5,117       6,700      (1,583)     -23.6%
  Perceptive                            3,700       1,689       2,011      119.1%
                                    ---------   ---------   ---------

                                    $  46,275   $  39,373   $   6,902       17.5%
                                    =========   =========   =========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002:

Service revenue increased by $10.4 million, or 8.7%, to $129.8 million for the three months ended September 30, 2003 from $119.4 million in the three months ended September 30, 2002. On a geographic basis, service revenue for the three months ended September 30, 2003 was distributed as follows: The Americas $62.4 million (48.1%), Europe $60.9 million (46.9%) and Asia/Pacific $6.5 million (5.0%). For the three months ended September 30, 2002, service revenue was distributed as follows: The Americas $64.7 million (54.2%), Europe $49.9 million (41.8%), and Asia/Pacific $4.8 million (4.0%). On a segment basis, CRS service revenue increased by $7.8 million, or 10.8%, to $79.7 million for the three months ended September 30, 2003 from $71.9 million in the three months ended September 30, 2002. Of the total 10.8% increase, approximately 5.0% was attributed to the positive impact of foreign currency fluctuations, with the remaining 5.8% primarily due to higher business volume in Europe and in Japan. PCG service revenue decreased by $0.6 million, or 2.6%, to $21.8 million for the three months ended September 30, 2003 from $22.4 million in the three months ended September 30, 2002. This decrease was offset by the positive impact of foreign exchange fluctuations, which accounted for approximately 8.4% of the increase in PCG service revenue for the three-month period ended September 30, 2003. PCG experienced a decrease in revenue resulting from a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies, which impacted the regulatory and consulting segments of the PCG business. MMS service revenue increased by $0.7 million, or 3.6%, to $20.2 million for the three months ended September 30, 2003 from $19.5 million in the same period one year ago. This increase was attributed to incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company during the second quarter of fiscal year 2003. Perceptive service revenue increased by $2.6 million, or 45.8%, to $8.1 million for the three months ended September 30, 2003, as compared with $5.6 million in the same period a year ago. Of the total 45.8% increase, approximately 42.2% was attributed to incremental revenue associated with the FW Pharma business, which was acquired by the Company during the third quarter of fiscal year 2003, and the remaining 3.6% was primarily attributed to an increase in the group's e-Services business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $3.5 million, or 4.4%, to $83.5 million for the three months ended September 30, 2003 from $80.0 million in the three months ended September 30, 2002. On a segment basis, CRS's direct costs for the three months ended September 30, 2003 remained relatively consistent at $47.0 million as compared with the same period one year ago. As a percentage of service revenue, CRS direct costs for the three months ended September 30, 2003 decreased by 6.2 percentage points, declining to 59.1% from 65.3% over the three months ended September 30, 2002 primarily due to ongoing productivity improvements, improved performance in Japan, and continued strength in Europe. The improvement in Japan was a result of the positive effect of the management changes and operational improvements implemented during the fourth quarter of fiscal year 2003, and a contract closeout. PCG direct costs increased by $0.6 million, or 3.8%, to $16.9 million for the three months ended September 30, 2003 from $16.3 in the same period in 2002 primarily due to the unfavorable impact of foreign exchange fluctuations, which were partly offset by lower personnel costs. As a percentage of service revenue, PCG direct costs for the three months ended September 30, 2003 increased by 4.8 percentage points to 77.7% for the three months ended September 30, 2003 from 72.9% in the three months ended September 30, 2002 primarily reflecting the period-over-period decline in revenue levels. MMS direct costs increased $2.3 million, or 17.8%, to $15.1 million for the three months ended September 30, 2003 from $12.8 million in the three months ended September 30, 2002. Of the total 17.8% increase, approximately 2.0% was attributed to increased costs as a result of foreign currency fluctuations with the remaining 15.8% attributed to one-time catch-up adjustments, incremental hiring costs related to recent staff additions, and the impact of investing ahead of the revenue curve. As a percentage of service revenue, MMS direct costs were 74.7% for three months ended September 30, 2003 and 65.6% for the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix. Perceptive direct costs increased by $0.5 million, or 14.1%, to $4.4 million for the three months ended September 30, 2003 from $3.9 million in the three months ended September 30, 2002. Of the total 14.1% increase, approximately 9.2% was due to incremental costs associated with the FW Pharma acquisition with the remaining 4.9% primarily due to increased labor costs associated with headcount additions made between the second and fourth quarters of fiscal year 2003. As a percentage of service revenue, Perceptive's direct costs for the three months ended September 30, 2003 decreased by 15.2 percentage points to 54.6% for the three months ended September 30, 2003 from 69.8% in the same period one year ago, primarily reflecting increased revenue in the period and continued improvements in productivity.

Selling, general and administrative ("SG&A") expenses increased by $4.9 million, or 17.8%, to $32.5 million for the three months ended September 30, 2003 from $27.6 million in the same period in the last fiscal year. Of the total 17.8% increase, approximately 4.5% was caused by foreign currency fluctuations, approximately 2.3% was attributed to incremental expenses associated with the businesses acquired during fiscal year 2003 and the remaining 11.0% was driven primarily by increased selling and promotions expenses and higher facilities costs. As a percentage of service revenue, SG&A increased by 1.9 percentage points to 25.0% in the three-month period ended September 30, 2003, as compared with 23.1% in the same period of the last fiscal year. This increase was driven by higher research and development costs in the businesses acquired in fiscal year 2003, higher spending on selling and promotions, and higher facilities costs.

Depreciation and amortization ("D&A") expense increased by $1.2 million, or 24.6 %, to $6.0 million for the three months ended September 30, 2003 from $4.8 million in the three months ended September 30, 2002. Of the total 24.6% increase, approximately 9.2% was attributed to higher depreciation expense as a result of computer software placed in service during the three-month period ended September 30, 2003, 4.8% in incremental amortization expense associated with intangible assets acquired with the fiscal year 2003 acquisitions, 4.5% resulted from foreign exchange fluctuations and the remaining 6.1% was due to higher depreciation expenses associated with increased capital spending during fiscal year 2003. As a percentage of service revenue, D&A was 4.6% for the three months ended September 30, 2003 and 4.0% in the same period in the last fiscal year.

Income from operations increased by $0.8 million, or 11.7%, to $7.8 million for the three months ended September 30, 2003 from $7.0 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 6.0% for the three months ended September 30, 2003 from 5.9% for the same period in the last fiscal year.

Total other income/(loss) increased by $1.4 million in the three months ended September 30, 2003 to $0.3 million of income from a loss of $1.1 million in the three months ended September 30, 2002. The improvement was primarily due to lower foreign exchange losses in the current period.

The Company had an effective income tax rate of 38.5% for the three months ended September 30, 2003 and 42.0% for the three months ended September 30, 2002 as a result of a more favorable projected mix of pre-tax income and/or losses in the jurisdictions in which the Company does business. Any future unfavorable changes in the mix of taxable income in the various jurisdictions in which the Company operates could materially impact the Company's effective tax rate.

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

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances, as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 48 days at September 30, 2003 compared with 59 days at September 30, 2002. The decrease in DSO at September 30, 2003 as compared with September 30, 2002 was primarily due to improved billing practices and increased collection activities. Accounts receivable, net of the allowance for doubtful accounts was $210.8 million ($124.7 million in billed accounts receivable and $86.1 million in unbilled accounts receivable) at September 30, 2003 and $223.8 million ($132.4 million in billed accounts receivable and $91.4 million in unbilled accounts receivable) at September 30, 2002. Deferred revenue was $118.6 million at September 30, 2003 and $118.5 million at September 30, 2002. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by gross revenue (service revenue, reimbursement revenue, and investigator fees) for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

Net cash provided by operating activities for the three months ended September 30, 2003 totaled $0.6 million and was generated from $6.0 million of depreciation and amortization expense, $4.7 million of net income, a $1.5 million decrease in prepaid and other current assets and $0.3 million in minority interest included in the net income of the consolidated subsidiaries, offset by a $5.7 million decrease in current and non-current liabilities, a $5.3 million decrease in accounts payable, a $0.7 million increase in other assets, and a $0.2 million increase in accounts receivable (net of deferred revenue and the allowance for doubtful accounts). Net cash provided by operating activities for the three months ended September 30, 2002 totaled $9.4 million and was generated from $3.3 million of net income, $4.8 million related to depreciation and amortization expense, a $4.8 million decrease in accounts receivable (net of deferred revenue and the allowance for doubtful accounts), a $1.4 million decrease in prepaids and other current assets, and a $0.4 million decrease in deferred taxes and other assets, partially offset by a $4.0 million decrease in other current liabilities and a $1.3 million decrease in accounts payable. The period-over-period decrease in net cash provided by operating activities of $8.7 million was primarily due to fiscal year 2003 bonus payment made in September 2003 versus fiscal year 2002 bonus payment made in October 2002, partly offset by higher net income and depreciation and amortization expense in the three months ended September 30, 2003 versus the same period in the last fiscal year.

Net cash used in investing activities for the three months ended September 30, 2003 totaled $2.0 million and consisted of $4.9 million used for capital expenditures (primarily software and hardware), offset by $2.9 million of net proceeds from the sale of marketable securities. Net cash provided by investing activities for the three months ended September 30, 2002 totaled $1.2 million and consisted of $8.2 million of net proceeds from the sale of marketable securities, offset by $6.5 million used for equipment purchases and $0.5 million used for the acquisition of Invantage.

Net cash provided by financing activities for the three months ended September 30, 2003 totaled $1.0 million and consisted primarily of the proceeds generated from the issuance of common stock in conjunction with the Company's stock option plans. For the three months ended September 30, 2002, net cash provided by financing activities was de minimis.

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The Company entered into this line-of-credit primarily to facilitate business transactions with the bank. At September 30, 2003 the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.7 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2003, the Company had approximately $1.7 million available credit under these arrangements.

The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for interest calculations. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged in legal entities with debit balances. Based on the pool's overall balance, the bank than recalculates the overall interest to be charged or earned, compares this amount with the sum of interest amounts already charged/earned per account and pays/charges the difference to the entities. Interest income and interest expense are included in "other income (loss), net" of the Company's condensed consolidated statements of operations.

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or the level of contract cancellations increased, the Company's revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next five years.

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

GUARANTEES

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

RELATED PARTY TRANSACTIONS

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to its indirect majority owned subsidiary, Perceptive Informatics, Inc., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership (based on the outstanding shares) in Perceptive increased from 97.4% to 98.2%. Certain officers and Directors of the Company own less than 2% of the issued and outstanding common stock of Perceptive.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the three months ended September 30, 2003, approximately 19.3% of total service revenue was denominated in British pounds and approximately 25.2% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $22.1 million as of September 30, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.3 million.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business, including forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks actually occur, the Company's business, financial condition, or results of operations would likely suffer.

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

The Company primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, Contract Research Organizations ("CROs"), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL's PCG and MMS businesses also compete with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive, a majority owned subsidiary of the Company, competes primarily with biopharmaceutical services companies, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

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

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY WERE STREAMLINED OR RELAXED, THE NEED FOR THE COMPANY'S SERVICES COULD DECREASE

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

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for Good Clinical Practice ("GCP") and by making the clinical trial application and approval process more uniform across member states starting in May 2004. In the past several years, Japan also has adopted GCP. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years. The U.S., Europe and Japan have also collaborated in the 11-year-long International Conference on Harmonization ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

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

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 52.6% of total service revenue for the three months ended September 30, 2003 and approximately 46.5% of total service revenue for the three month period a year ago. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.4% of total service revenue for the three months ended September 30, 2003 and approximately 20.6% of total service revenue for the three months ended September 30, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income from operations was $8.3 million for the quarter ended March 31, 2003, $3.6 million for the quarter ended June 30, 2003 and $7.8 million for the quarter ended September 30, 2003. Factors that cause these variations include:

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

Approximately 80-85% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 80-85% of the Company's total operating costs in the three months ended September 30, 2003. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 52.6% of the Company's service revenue for the three months ended September 30, 2003 and approximately 46.5% of the Company's service revenue for the three months ended September 30, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

         - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2003, approximately 19.3% of total service revenue was denominated in British pounds and approximately 25.2% of total service revenue was denominated in Euros. For the three months ended September 30, 2002, approximately 20.9% of total service revenue was denominated in British pounds and approximately 19.1% of total service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On October 28, 2003, the closing sale price of the Company's common stock on the NASDAQ National Market was $16.50 per share. During the period from October 1, 2001 to September 30, 2003, the closing sale price of the Company's common stock ranged from a high of $17.65 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) The Company furnished a Current Report on Form 8-K on August 7, 2003 under
Item 12, which included the Company's press release dated August 7, 2003 containing financial results for the quarter and fiscal year ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PAREXEL International Corporation

Date: November 12, 2003        By: /s/ Josef H. von Rickenbach
                               -------------------------------------------------

                               Josef H. von Rickenbach
                               Chairman of the Board and Chief Executive Officer

Date: November 12, 2003        By: /s/ James F. Winschel, Jr.
                               -------------------------------------------------

                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                                Description
--------------         ---------------------------------------------------------
    10.1               Amendment No 4 to the PAREXEL International Corporation
                       Second Amended and Restated 1995 Stock Plan.

    10.2               Amendment No 1 to the PAREXEL International Corporation
                       2001 Stock Incentive Plan.

    10.3               Amendment No 1 to the PAREXEL International Corporation
                       Non-Qualified Deferred Compensation Plan Agreement.

    31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002