Form 10-Q
period 2003-12-31
PAREXEL INTERNATIONAL CORP
filed 2004-02-10
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 2004, there were 26,110,824 shares of PAREXEL International Corporation common stock outstanding, excluding 143,100 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.                FINANCIAL INFORMATION

            Item 1     Financial Statements (Unaudited):

                       Condensed Consolidated Balance Sheets - December 31, 2003 and June 30,
                       2003                                                                                   3

                       Condensed Consolidated Statements of Operations - Three months ended
                       December 31, 2003 and 2002; Six months ended December 31, 2003 and 2002                4

                       Condensed Consolidated Statements of Cash Flows - Six months ended
                       December 31, 2003 and 2002                                                             5

                       Notes to Condensed Consolidated Financial Statements                                   6

            Item 2     Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                         10

            Item 3     Quantitative and Qualitative Disclosure About Market Risk                             19

            Item 4     Controls and Procedures                                                               27

PART II.               OTHER INFORMATION

            Item 4     Submission of Matters to a Vote of Security Holders                                   28

            Item 6     Exhibits and Reports on Form 8-K                                                      28

SIGNATURES                                                                                                   29

PART I.  FINANCIAL INFORMATION     PAREXEL INTERNATIONAL CORPORATION
ITEM 1 - FINANCIAL STATEMENTS    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      2003              2003
                                                                                  -----------         ---------
                                                                                  (UNAUDITED)
                                     ASSETS

Current assets:
 Cash and cash equivalents                                                         $  83,550          $  69,734
 Marketable securities                                                                21,136             12,990
 Billed and unbilled accounts receivable, net                                        210,877            222,726
 Prepaid expenses                                                                      8,348             12,087
 Current deferred tax assets                                                          27,359             27,604
 Other current assets                                                                  4,627              4,936
                                                                                   ---------          ---------
       Total current assets                                                          355,897            350,077

Property and equipment, net                                                           64,341             61,924
Goodwill                                                                              32,374             29,803
Other intangible assets, net                                                           5,629              5,763
Non-current deferred tax assets                                                       10,188             10,043
Other assets                                                                           7,146              6,627
                                                                                   ---------          ---------
       Total assets                                                                $ 475,575          $ 464,237
                                                                                   =========          =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                               $     382          $     118
 Accounts payable                                                                      7,969             14,462
 Deferred revenue                                                                    140,112            130,650
 Accrued expenses                                                                     11,806             13,766
 Accrued restructuring charges                                                         6,977              8,750
 Accrued employee benefits and withholdings                                           28,669             37,849
 Current deferred tax liabilities                                                      2,871              2,557
 Income taxes payable                                                                  4,340              1,801
 Other current liabilities                                                             4,527              5,778
                                                                                   ---------          ---------
       Total current liabilities                                                     207,653            215,731

Long-term debt                                                                           263                644
Non-current deferred tax liabilities                                                  10,669             10,674
Other liabilities                                                                      6,118              6,092
                                                                                   ---------          ---------
       Total liabilities                                                             224,703            233,141
                                                                                   ---------          ---------

Minority interest in subsidiary                                                        3,580              3,996
Stockholders' equity:
Preferred stock--$.01 par value; shares authorized: 5,000,000 at December 31,
      2003 and June 30, 2003; Series A Junior Participating Preferred Stock -
      50,000 shares designated; none issued and outstanding
    Common stock--$.01 par value; shares authorized: 50,000,000 at December 31,
      2003 and June 30, 2003; shares issued: 26,198,710 at December 31, 2003 and
      26,683,055 at June 30, 2003; shares outstanding: 26,198,710
      at December 31, 2003 and 25,822,055 at June 30, 2003                               272                267
 Additional paid-in capital                                                          170,417            174,734
 Treasury stock, at cost; 0 shares at December 31, 2003
   and 861,000 shares at June 30, 2003                                                     -             (8,165)
 Retained earnings                                                                    72,891             63,117
 Accumulated other comprehensive loss                                                  3,713             (2,853)
                                                                                   ---------          ---------
     Total stockholders' equity                                                      247,292            227,100
                                                                                   ---------          ---------
         Total liabilities and stockholders' equity                                $ 475,575          $ 464,237
                                                                                   =========          =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in thousands, except per share data)

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        DECEMBER 31,                      DECEMBER 31,
                                                 --------------------------        --------------------------
                                                   2003              2002             2003            2002
                                                 ---------        ---------        ---------        ---------
Service revenue                                  $ 131,010        $ 122,348        $ 260,798        $ 241,701
Reimbursement revenue                               30,453           27,061           54,256           53,894
                                                 ---------        ---------        ---------        ---------

Total revenue                                      161,463          149,409          315,054          295,595

Costs and expenses:
  Direct costs                                      86,629           80,455          170,142          160,435
  Reimbursable out-of-pocket expenses               30,453           27,061           54,256           53,894
  Selling, general and administrative expenses      30,144           29,232           62,612           56,796
  Depreciation and amortization                      6,013            5,042           12,000            9,848
  Restructuring charge                                   -            5,886                -            5,886
                                                 ---------        ---------        ---------        ---------

Total costs                                        153,239          147,676          299,010          286,859
                                                 ---------        ---------        ---------        ---------

Income from operations                               8,224            1,733           16,044            8,736

Other expense                                         (299)          (1,279)              (5)          (2,382)
                                                 ---------        ---------        ---------        ---------

Income before provision for income taxes and         7,925              454           16,039            6,354
minority interest

Provision for income taxes                           2,811              182            5,935            2,660
Minority interest                                       72              130              330              289
                                                 ---------        ---------        ---------        ---------

Net income                                       $   5,042        $     142        $   9,774        $   3,405
                                                 =========        =========        =========        =========

Earnings per share:
  Basic                                          $    0.19        $    0.01        $    0.38        $    0.14
  Diluted                                        $    0.19        $    0.01        $    0.37        $    0.13

Shares used in computing earnings per share:
  Basic                                             26,027           25,242           25,802           25,137
  Diluted                                           26,799           25,485           26,555           25,343

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                   2003               2002
                                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   9,774          $   3,405
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                 12,000              9,848
      Minority interest in net income of consolidated subsidiary                       330                289
      Changes in operating assets/liabilities                                        4,112              9,320
                                                                                 ---------          ---------
Net cash provided by operating activities                                           26,216             22,862
                                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                (93,613)          (114,735)
  Proceeds from sale of marketable securities                                       85,467            124,446
  Acquisition of business                                                                              (2,153)
  Purchase of additional investment in subsidiary                                   (1,004)                 -
  Proceeds from sale of fixed assets                                                    96                415
  Purchase of property and equipment                                               (10,900)           (13,211)
                                                                                 ---------          ---------
Net cash used in investing activities                                              (19,954)            (5,238)
                                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                             4,022              1,581
  Proceeds from issuance of subsidiary common stock                                      7                  -
  Repayments under credit arrangements                                                (117)               (56)
                                                                                 ---------          ---------
Net cash provided by financing activities                                            3,912              1,525
                                                                                 ---------          ---------

Effect of exchange rate changes on cash and cash equivalents                         3,642              4,591
                                                                                 ---------          ---------

Net increase in cash for the period                                                 13,816             23,740


Cash and cash equivalents at beginning of period                                    69,734             22,479
                                                                                 ---------          ---------

Cash and cash equivalents at end of period                                       $  83,550          $  46,219
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                 $   2,300          $   9,587
    Interest                                                                     $   2,211          $   1,407

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                                           -          $   2,620
    Liabilities assumed                                                                  -               (467)
                                                                                 ---------          ---------
  Cash paid for acquisition                                                              -          $   2,153
                                                                                 =========          =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2003, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective July 1, 2003, the Company decided to merge the Conferences and Publishing business of the PAREXEL Consulting Group ("PCG") with the Meetings and Events business of Medical Marketing Services ("MMS") in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain Clinical Research Services ("CRS") and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 0.9 million and 2.3 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2003 and 2002, respectively, and approximately 1.0 million and 2.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2003 and 2002, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                    --------------------------        ----------------------------
  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)            2003                2002           2003                2002
                                                    ------              ------        -------              -------
Net income attributable to common shares            $5,042              $  142        $ 9,774              $ 3,405
                                                    ======              ======        =======              =======

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding
                                                    26,027              25,242         25,802               25,137
                                                    ======              ======        =======              =======
Basic earnings per common share                     $ 0.19              $ 0.01        $  0.38              $  0.14
                                                    ======              ======        =======              =======

DILUTED EARNINGS PER COMMON SHARE
COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock
    Outstanding                                     26,027              25,242         25,802               25,137
  Shares attributable to common stock
    Options                                            772                 243            753                  206
                                                    ------              ------        -------              -------
                                                    26,799              25,485         26,555               25,343
                                                    ======              ======        =======              =======
Diluted earnings per common share                   $ 0.19              $ 0.01        $  0.37              $  0.13
                                                    ======              ======        =======              =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and six months ended December 31, 2003 and 2002 were as follows:

                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,                      DECEMBER 31,
                                                    ----------------------------      ----------------------------
   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)           2003                 2002         2003                  2002
                                                    ------              --------      -------              -------
Net income                                          $ 5,042             $   142       $ 9,774              $ 3,405
Add: foreign currency translation adjustments         4,550               4,832         6,566                5,631
                                                    -------             -------       -------              -------

Comprehensive income                                $ 9,592             $ 4,974       $16,340              $ 9,036
                                                    =======             =======       =======              =======

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                          FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,                  DECEMBER 31,
                                                          --------------------------     ------------------------
     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)                2003              2002        2003            2002
                                                          -------           --------     -------         -------
Net income, as reported                                   $ 5,042           $   142      $ 9,774         $ 3,405
Deduct: total stock-based compensation, net of tax           (579)             (366)        (932)         (1,077)
                                                          -------           -------      -------         -------

Pro forma net income (loss)                               $ 4,463           $  (224)     $ 8,842         $ 2,328
                                                          =======           =======      =======         =======

Pro forma net income per share:
  Basic                                                   $  0.17           $  0.00      $  0.34         $  0.09
  Diluted                                                 $  0.17           $  0.00      $  0.33         $  0.09

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

NOTE 5 - SEGMENT INFORMATION

The Company is managed through four business segments: CRS, PCG, MMS, and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include design of web-based portals, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), electronic data capture solutions, and medical imaging. Perceptive is a majority-owned subsidiary of the Company. As of December 31, 2003, the Company owned 98.2% of Perceptive, based on outstanding shares and 93.4% on a fully diluted basis.

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

                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                    DECEMBER 31,
                                      --------------------------      --------------------------
         ($ IN THOUSANDS)               2003              2002          2003              2002
                                      --------          --------      --------          --------
Service revenue:
  Clinical Research Services          $ 78,443          $ 75,149      $158,105          $147,046
  PAREXEL Consulting Group              23,712            23,085        45,502            45,458
  Medical Marketing Services            20,080            19,315        40,273            38,814
  Perceptive Informatics, Inc.           8,775             4,799        16,918            10,383
                                      --------          --------      --------          --------
                                      $131,010          $122,348      $260,798          $241,701
                                      ========          ========      ========          ========

Gross profit on service revenue:
  Clinical Research Services          $ 29,603          $ 27,780      $ 62,207          $ 52,703
  PAREXEL Consulting Group               6,634             6,149        11,488            12,210
  Medical Marketing Services             4,069             6,363         9,186            13,063
  Perceptive Informatics, Inc.           4,075             1,601         7,775             3,290
                                      --------          --------      --------          --------
                                      $ 44,381          $ 41,893      $ 90,656          $ 81,266
                                      ========          ========      ========          ========

NOTE 6 - RESTRUCTURING CHARGES

During the six months ended December 31, 2003, the Company did not record any new restructuring provisions.

During the three months ended June 30, 2003 and December 31, 2002, the Company recorded facilities-related restructuring charges totaling $3.5 and $5.9 million, respectively, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring charge. The changes in prior assumptions were caused by a further deterioration in challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities at previously estimated rental rates.

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

Current quarter activity charged against the restructuring accrual (which is included in "Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                                     BALANCE AS OF                   BALANCE AS OF
                                     SEPTEMBER 30,    2ND QUARTER     DECEMBER 31,
    ($ IN THOUSANDS)                     2003          PAYMENTS          2003
                                     -------------    -----------    -------------
Employee severance costs               $   238         $   (17)        $   221
Facilities-related charges               7,715            (959)          6,756
                                       -------         -------         -------
                                       $ 7,953         $  (976)        $ 6,977
                                       =======         =======         =======

NOTE 7 - INCOME TAXES

The Company's effective tax rate was 35.5% for the three months ended December 31, 2003 and 40.1% for the three months ended December 31, 2002. For the six months ended December 31, 2003 and 2002, effective tax rates were 37.0% and 41.9%, respectively. Tax rates are a function of profitability in the various taxing jurisdictions in which the Company does business. In addition, a valuation allowance that had been previously established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments was released during the second quarter of 2004 based on an assessment that it is more likely than not that these benefits will be realized. The Company is anticipating its fiscal year 2004 tax rate to be approximately 37.0%.

NOTE 8 - STOCKHOLDER'S EQUITY

In December 2003, the Board of Directors of the Company approved the restoration of 930,829 shares of common stock held as treasury shares to the status of authorized and unissued shares.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2003, the FASB issued Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company's financial statements should include the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has completed the assessment with the guidelines of FIN 46 and has concluded that none of its current investments are variable interest entities, or that PAREXEL is not the primary beneficiary of these companies, or both.

NOTE 10 - SUBSEQUENT EVENT

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. The Company acquired 930,829 shares at a total cost of $8.8 million between the period of October 1, 1999 to December 31, 2003. From the period of January 1, 2004 to February 5, 2004, the Company acquired an additional 143,100 shares at a total cost of $2.5 million.

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

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective July 1, 2003, the Company decided to merge the Conferences and Publishing business of PCG with the Meetings and Events business of MMS in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain CRS and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses.

The statements included in this quarterly report on Form 10-Q, including the statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the adequacy of the Company's existing capital resources and future cash flows from operations, and statements regarding expected financial results, future growth and customer demand. For this purpose, any statements that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "appears", "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results, including the Company's actual operating performance, actual expense savings and other operating improvements resulting from restructurings, and other corporate actions, to differ materially from the results indicated by the forward-looking statements. These important factors are discussed in greater detail under "RISK FACTORS" below and elsewhere in this quarterly report.

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

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical diagnostics. Perceptive is a majority-owned subsidiary of the Company. As of December 31, 2003, the Company owned 98.2% of Perceptive, based on outstanding shares and 93.4% on a fully diluted basis.

The Company conducts a significant portion of its operations in foreign countries. Approximately 52.5% of the Company's service revenue for the six months ended December 31, 2003 and 47.1% of the Company's service revenue for the six months ended December 31, 2002, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2003, approximately 18.2% of total service revenue was denominated in British pounds and 29.5% of total service revenue was denominated in Euros. For the six months ended December 31, 2002, approximately 17.4% of total service revenue was denominated in British pounds and approximately 25.0% of total service revenue was denominated in Euros.

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

In the fiscal year ended June 30, 2003, the Company's five largest clients accounted for 33% of its consolidated service revenue and one client, AstraZeneca accounted for 11% of consolidated service revenue. In the fiscal year ended June 30, 2002, the Company's five largest clients accounted for 34% of its consolidated service revenue, and one client, AstraZeneca, accounted for 11% of its consolidated service revenue.

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

INCOME TAXES

The Company's global provision for corporate income taxes is calculated using the tax accounting rules established by SFAS No. 109 "Accounting for Income Taxes". Income tax expense is based on the distribution of profit before tax amongst the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the amount or distribution of profits and losses between taxing jurisdictions may have a significant impact on the Company's effective tax rate. The provision is a combination of current-year tax liability and future tax liability/benefit that results from differences between book and taxable income that will reverse in future periods. Deferred tax assets and liabilities for these future tax effects are established on the Company's balance sheet. A valuation allowance is established if it is more likely than not that future tax benefits will not be realized. Monthly interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated financial results and financial position.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2003 and 2002 were as follows:

                      FOR THE THREE MONTHS ENDED DECEMBER 31,             FOR THE SIX MONTHS ENDED DECEMBER 31,
                     ------------------------------------------        -------------------------------------------
                                              INCREASE                                          INCREASE
($ IN THOUSANDS)       2003        2002      (DECREASE)     %            2003          2002    (DECREASE)      %
                     --------    --------      -------    -----        --------     ---------    -------     -----
Service revenue:
  CRS                $ 78,443    $ 75,149      $ 3,294      4.4%       $158,105     $ 147,046    $11,059       7.5%
  PCG                  23,712      23,085          627      2.7%         45,502        45,458         44       0.1%
  MMS                  20,080      19,315          765      4.0%         40,273        38,814      1,459       3.8%
  Perceptive            8,775       4,799        3,976     82.9%         16,918        10,383      6,535      62.9%
                     --------    --------      -------                 --------     ---------    -------

                     $131,010    $122,348      $ 8,662      7.1%       $260,798     $ 241,701    $19,097       7.9%
                     ========    ========      =======                 ========     =========    =======

Direct costs:
  CRS                $ 48,840    $ 47,369      $ 1,471      3.1%       $ 95,898     $  94,343    $ 1,555       1.6%
  PCG                  17,078      16,936          142      0.8%         34,014        33,248        766       2.3%
  MMS                  16,011      12,952        3,059     23.6%         31,087        25,751      5,336      20.7%
  Perceptive            4,700       3,198        1,502     47.0%          9,143         7,093      2,050      28.9%
                     --------    --------      -------                 --------     ---------    -------

                     $ 86,629    $ 80,455      $ 6,174      7.7%       $170,142     $ 160,435    $ 9,707       6.1%
                     ========    ========      =======                 ========     =========    =======

Gross profit on
 service revenue:
  CRS                $ 29,603    $ 27,780      $ 1,823      6.6%       $ 62,207     $  52,703    $ 9,504      18.0%
  PCG                   6,634       6,149          485      7.9%         11,488        12,210       (722)     -5.9%
  MMS                   4,069       6,363       (2,294)   -36.1%          9,186        13,063     (3,877)    -29.7%
  Perceptive            4,075       1,601        2,474    154.5%          7,775         3,290      4,485     136.3%
                     --------    --------      -------                 --------     ---------    -------

                     $ 44,381    $ 41,893      $ 2,488      5.9%       $ 90,656     $  81,266    $ 9,390      11.6%
                     ========    ========      =======                 ========     =========    =======

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002:

Service revenue increased by $8.7 million, or 7.1%, to $131.0 million for the three months ended December 31, 2003 from $122.3 million for the same period one year ago. On a geographic basis, service revenue for the three months ended December 31, 2003 was distributed as follows: The Americas - $63.3 million (48.3%), Europe - $63.4 million (48.4%), and Asia/Pacific - $4.3 million (3.3%).
For the three months ended December 31, 2002, service revenue was distributed as follows: The Americas - $64.9 million (53.1%), Europe - $52.7 million (43.1%), and Asia/Pacific - $4.7 million (3.8%). On a segment basis, CRS service revenue increased $3.3 million, or 4.4%, to $78.4 million for the three months ended December 31, 2003 from $75.1 million in the same period in fiscal year 2003. The 4.4% increase was attributed to a 7.6% positive impact of foreign currency fluctuations, offset by a negative 3.2% decrease in revenue, as fewer positive changes-in-scope were signed, and the lingering impact of a relatively low level of new business wins during the January to June 2003 timeframe. PCG service revenue increased by $0.6 million, or 2.7%, to $23.7 million in the three months ended December 31, 2003 from $23.1 million in the three months ended December 31, 2002. The 2.7% increase was attributed to a 12.8% positive impact of foreign currency fluctuations, offset by a negative 10.1% decrease primarily due to a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies, which impacted the regulatory and consulting segments of the PCG business. MMS service revenue increased by $0.8 million, or 4.0%, to $20.1 million in the three-month period ended December 31, 2003 from $19.3 million in the same period one year ago. The 4.0% increase was attributed to a 6.2% increase in incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company in November 2002, partly offset by a 2.2% decrease resulting from contract signature delays for services performed in the period. Perceptive service revenue increased by $4.0 million, or 82.9%, to $8.8 million in the three months ended December 31, 2003 as compared with $4.8 million in the same period one year ago. The 82.9% increase was attributed to a 59.2% increase in revenue associated with FW Pharma, which was acquired by the Company in January 2003. The remaining 23.7% increase resulted primarily from increased demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $6.2 million, or 7.7%, to $86.6 million for the three months ended December 31, 2003 from $80.5 million in the same period last fiscal year. On a segment basis, CRS direct costs increased by $1.5 million, or 3.1%, to $48.8 million for the three months ended December 31, 2003 from $47.3 million in the same three-month period in fiscal year 2003. Of the total 3.1% increase, approximately 7.4% was attributed to foreign currency fluctuations, offset by a 4.3% decrease resulting from tighter cost controls, continued improvements in quality and productivity, and reduced loss reserve requirements related to the Company's success in resolving aged receivable issues. As a percentage of service revenue, CRS direct costs improved by 0.7 points to 62.3% for the three months ended December 31, 2003 from 63.0% for the three months ended December 31, 2002. PCG direct costs increased $0.1 million, or 0.8%, to $17.1 million in the three months ended December 31, 2003 from $16.9 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations, partially offset by tighter cost controls. As a percentage of service revenue, PCG direct costs improved by 1.4 points to 72.0% for the three months ended December 31, 2003 from 73.4% for the three months ended December 31, 2002 as a result of considerable strength in clinical pharmacology and the beginning of a recovery in management consulting, partly offset by severance costs. MMS direct costs increased approximately $3.0 million, or 23.6%, to $16.0 million in the three months ended December 31, 2003 from $13.0 million for the three months ended December 31, 2002. Of the total 23.6% increase, approximately 3.5% was attributed to foreign currency fluctuations and the remaining 20.1% was caused by incremental labor costs related to recent staff additions. As a percentage of service revenue, MMS direct costs increased by 12.6 points to 79.7% in the three-month period ended December 31, 2003 from 67.1% in the same period in the last fiscal year primarily due to the impact of delays in obtaining several contract signatures and the impact of additional hiring in anticipation of increased business. Perceptive direct costs increased $1.5 million, or 47.0%, to $4.7 million in the three months ended December 31, 2003 from $3.2 million in the same period in the last fiscal year. Of the total 47.0% increase, 18.8% was attributed to incremental costs associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2003, with the remaining 28.2% increase primarily due to higher labor costs associated with increased revenue levels. As a percentage of service revenue, Perceptive's direct costs improved by 13.0 points to 53.6% in the three months ended December 31, 2003 from 66.6% in the same three-month period one year ago as a result of sharply higher revenue and continued productivity improvements.

Selling, general and administrative ("SG&A") expenses increased by $0.9 million, or 3.1%, to $30.1 million for the three months ended December 31, 2003 from $29.2 million in the same period in the last fiscal year primarily due to unfavorable foreign currency fluctuations. As a percentage of service revenue, SG&A improved by 0.9 points to 23.0% in the three months ended December 31, 2003 from 23.9% in the same period one year ago. The improvement was primarily due to tighter cost controls, reduced discretionary spending, and the favorable impact of accrual adjustments related to resolution of longstanding issues.

Depreciation and amortization ("D&A") expense increased by $1.0 million, or 19.3%, to $6.0 million for the three months ended December 31, 2003 from $5.0 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and increased level of capital expenditures in the second half of fiscal year 2003. As a percentage of service revenue, D&A was 4.6% for the three months ended December 31, 2003 and 4.1% for the three months ended December 31, 2002.

There were no restructuring charges recorded during the three months ended December 31, 2003. During the three months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates.

Income from operations increased by $6.5 million to $8.2 million for the three months ended December 31, 2003 from $1.7 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 6.3% for the three months ended December 31, 2003 from 1.4% for the same period in the last fiscal year principally because there was no current year counterpart to the prior year's restructuring charge.

Total other expense decreased by $1.0 million in the three months ended December 31, 2003 to $0.3 million in the three months ended December 31, 2003 from $1.3 million in the same three-month period in the last fiscal year primarily as a result of lower foreign exchange losses.

The Company had an effective income tax rate of 35.5% for the three months ended December 31, 2003 and 40.1% for the three months ended December 31, 2002. The decline was a result of continuing profitability improvements in the various taxing jurisdictions in which the Company does business. The Company is anticipating its fiscal year 2004 tax rate to be approximately 37.0%.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2002:

Service revenue increased by $19.1 million, or 7.9%, to $260.8 million for the six months ended December 31, 2003 from $241.7 million in the same period one year ago. On a geographic basis, service revenue for the six months ended December 31, 2003 was distributed as follows: The Americas - $125.7 million (48.2%), Europe - $124.3 million (47.7%), and Asia/Pacific - $10.8 million (4.1%). For the six months ended December 31, 2002, service revenue was distributed as follows: The Americas - $129.6 million (53.6%), Europe - $102.6 million (42.5%), and Asia/Pacific - $9.5 million (3.9%). On a segment basis, CRS service revenue increased by $11.1 million, or 7.5%, to $158.1 million for the six months ended December 31, 2003 from $147.0 million in the same period in fiscal year 2002. Most of the 7.5% increase was attributed to the positive impact of foreign currency fluctuations. PCG service revenue for the six months ended December 31, 2003 increased by 0.1% as compared with the same six-month period in the last fiscal year. The slight increase was attributed to the positive impact of foreign currency fluctuations, mostly offset by the impact of a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies. MMS service revenue increased by $1.5 million, or 3.8%, to $40.3 million in the six-month period ended December 31, 2003 from $38.8 million in the same period one year ago. Of the total 3.8% increase, 5.1% was attributed to incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company in November 2002, partly offset by lower level of revenue due to contract signature delays. Perceptive service revenue increased by $6.5 million, or 62.9%, to $16.9 million in the six months ended December 31, 2003 as compared with $10.4 million in the same period one year ago. Of the total 62.9% increase, 50.0% was attributed to incremental revenue associated with the FW Pharma business, which was acquired by the Company in January 2003, and the remaining 12.9% primarily resulted from demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $9.7 million, or 6.1%, to $170.1 million for the six months ended December 31, 2003 from $160.4 million in the same period last fiscal year. On a segment basis, CRS direct costs increased $1.6 million, or 1.6%, to $95.9 million for the six months ended December 31, 2003 from $94.3 million in the same six-month period in fiscal year 2003. The increase was due primarily to foreign exchange fluctuations, partially offset by a decrease in costs as a result of tighter cost controls, continued improvements in quality and productivity, and reduced loss reserve requirements related to the Company's success in resolving aged receivable issues. As a percentage of service revenue, CRS direct costs for the six months ended December 31, 2003 improved by 3.5 points to 60.7% in the six months ended December 31, 2003 from 64.2% in the same period in the last fiscal year primarily due to the aforementioned factors. PCG direct costs increased $0.8 million, or 2.3%, to $34.0 million in the six months ended December 31, 2003 from $33.2 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations. As a percentage of service revenue, PCG direct costs for the six months ended December 31, 2003 increased by 1.7 points to 74.8% in the six-month period ended December 31, 2003 from 73.1% in the same period one year ago primarily due to lower margin business. MMS direct costs increased $5.3 million, or 20.7%, to $31.1 million in the six months ended December 31, 2003 from $25.8 million for the six months ended December 31, 2002. The higher cost levels can be attributed to foreign currency fluctuations and additional hiring in anticipation of increased business. As a percentage of service revenue, MMS direct costs increased by 10.9 points to 77.2% in the six months ended December 31, 2003 from 66.3% in the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix. Perceptive direct costs increased by $2.0 million, or 28.9%, to $9.1 million in the six months ended December 31, 2003 from $7.1 million in the same period in the last fiscal year. Of the total 28.9% increase, 12.7% was attributed to incremental costs associated with the FW Pharma acquisition completed in January 2003, with the remaining 16.2% increase primarily due to increased labor costs associated with higher revenue levels. As a percentage of service revenue, Perceptive's direct costs for the six months ended December 31, 2003 improved by 14.3 points to 54.0% in the six-month period ended December 31, 2003 from 68.3% in the same period one year ago primarily due to sharply higher revenue and continued productivity improvements.

Selling, general and administrative ("SG&A") expenses increased by $5.8 million, or 10.2%, to $62.6 million for the six months ended December 31, 2003 from $56.8 million in the same period in the last fiscal year. Of the total 10.2% increase, approximately 5.7% was caused by foreign currency fluctuations, with the remaining 4.5% primarily due to higher research and development and facilities costs associated with the businesses acquired in fiscal year 2003. As a percentage of service revenue, SG&A was 24.0% in the six-month period ended December 31, 2003 and 23.5% in the same period in the last fiscal year.

Depreciation and amortization ("D&A") expense increased by $2.2 million, or 21.9%, to $12.0 million for the six months ended December 31, 2003 from $9.8 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and higher level of capital spending during the second half of fiscal year 2003. As a percentage of service revenue, D&A was 4.6% for the six months ended December 31, 2003 and 4.1% for the same period one year ago.

There were no restructuring charges recorded during the six months ended December 31, 2003. During the three months ended December 31, 2002, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates.

Income from operations increased by $7.3 million, or 83.7%, to $16.0 million for the six months ended December 31, 2003 from $8.7 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs. Income from operations increased as a percentage of service revenue to 6.2% for the six months ended December 31, 2003 from 3.6% for the same period in the last fiscal year.

Total other expense decreased by $2.4 million in the six months ended December 31, 2003 as compared with the same six-month period ended December 31, 2002 primarily due to lower foreign exchange losses.

The Company had an effective income tax rate of 37.0% for the six months ended December 31, 2003 and 41.9% for the six months ended December 31, 2002 as a result of continuing profitability improvements in the various taxing jurisdictions in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

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

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 33 days at December 31, 2003 compared with 50 days at December 31, 2002. The decrease in DSO at December 31, 2003 as compared with December 31, 2002 was primarily due to continued improvement in billing practices and increased collection activities, including resolution and collection of aged accounts receivable. Accounts receivable, net of the allowance for doubtful accounts was $210.9 million ($123.9 million in billed accounts receivable and $87.0 million in unbilled accounts receivable) at December 31, 2003 and $233.0 million ($146.2 million in billed accounts receivable and $86.8 million in unbilled accounts receivable) at December 31, 2002. Deferred revenue was $140.1 million at December 31, 2003 and $141.4 million at December 31, 2002. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the six months ended December 31, 2003 totaled $26.2 million and was generated from a $21.3 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $12.0 million related to non-cash charges for depreciation and amortization expense, $9.8 million of net income, and $1.2 million from other sources, partially offset by a $11.6 million decrease in liabilities (related in part to payment of annual management bonuses) and a $6.5 million decrease in accounts payable. For the six months ended December 31, 2002, net cash provided by operating activities was $22.9 million and was generated from a $18.1 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $9.8 million related to non-cash charges for depreciation and amortization expense and $3.4 million of net income, partially offset by a $7.1 million decrease in other current liabilities and a $1.3 million decrease in accounts payable.

Net cash used in investing activities for the six months ended December 31, 2003 totaled $20.0 million and consisted of $10.9 million used for capital expenditures, $8.1 million used in the purchase of marketable securities and $1.0 million used for the purchase of additional capital stock in a majority owned subsidiary. Net cash used in investing activities for the six months ended December 31, 2002 totaled $5.2 million and consisted of $13.2 million used for capital expenditures and $2.1 million used for business acquisitions, offset by $9.7 million of net proceeds from the sale of marketable securities and $0.4 million in proceeds from the sale of fixed assets.

Net cash provided by financing activities for the six months ended December 31, 2003 totaled $3.9 million. These proceeds were generated from the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans. For the six months ended December 31, 2002, net cash provided by financing activities totaled $1.5 million, and was also primarily generated from proceeds related to the issuance of common stock associated with the Company's stock option and employee stock purchase plans.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The Company entered into this line of credit primarily to facilitate business transactions with the bank. At December 31, 2003 the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.7 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2003, the Company had approximately $1.7 million available credit under these arrangements.

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

FINANCING NEEDS

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or the level of contract cancellations increased, the Company's revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over both the next twelve months and the next five years.

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

RELATED PARTY TRANSACTIONS

During the first quarter of fiscal year 2004, an officer of the Company exercised a stock option for 60,000 shares of the Company's common stock and surrendered to the Company 25,714 shares of the Company's common stock as payment of the exercise price. The shares surrendered were owned by the officer for more than six months and their value was set by the closing price per share of the Company's common stock as quoted on the NASDAQ National Market for the last trading day immediately preceding the date of exercise. The officer elected to defer receipt of 34,286 of the option shares exercised pursuant to the Company's Non-Qualified Deferred Compensation Plan. There was no compensation expense recorded in association with this transaction and all of the shares of common stock are issued and outstanding.

The Company contributed shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to its indirect majority owned subsidiary, Perceptive Informatics, Inc., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership (based on the outstanding shares) in Perceptive increased from 97.4% to 98.2%. Certain officers and directors of the Company own less than 2% of the issued and outstanding common stock of Perceptive.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the six months ended December 31, 2003, approximately 18.2% of total service revenue was denominated in British pounds and approximately 29.5% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $29.4 million as of December 31, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $3.0 million.

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

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results. In both the fiscal years 2003 and 2002, AstraZeneca accounted for 11% of the Company's consolidated service revenue. If AstraZeneca terminated all of its contracts with the Company, it would adversely affect the Company's operating results, possibly materially.

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

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have moved towards common standards for clinical testing of new drugs throughout the European Union by adopting standards for Good Clinical Practice ("GCP") and by making the clinical trial application and approval process more uniform across member states starting in May 2004. In the past several years, Japan also has adopted GCP. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years. The U.S., Europe and Japan have also collaborated in the 11-year-long International Conference on Harmonization ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

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

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 52.5% of total service revenue for the six months ended December 31, 2003 and approximately 47.1% of total service revenue for the six-month period a year ago. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.2% of total service revenue for the six months ended December 31, 2003 and approximately 17.4% of total service revenue for the six months ended December 31, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income from operations was $3.6 million for the quarter ended June 30, 2003, $7.8 million for the quarter ended September 30, 2003 and $8.2 million for the quarter ended December 31, 2003. Factors that cause these variations include:

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

Approximately 80-85% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 80-85% of the Company's total operating costs in the six months ended December 31, 2003. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 52.5% of the Company's service revenue for the six months ended December 31, 2003 and 47.1% of the Company's service revenue for the six months ended December 31, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

         - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2003, approximately 18.2% of total service revenue was denominated in British pounds and approximately 29.5% of total service revenue was denominated in Euros. For the six months ended December 30, 2002, approximately 17.4% of total service revenue was denominated in British pounds and approximately 25.0% of total service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On January 28, 2003, the closing sale price of the Company's common stock on the NASDAQ National Market was $17.18 per share. During the period from January 1, 2002 to December 31, 2003, the closing sale price of the Company's common stock ranged from a high of $18.49 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On November 11, 2003, the Company held its 2003 Annual Meeting of Stockholders.

         (b)      Not applicable.

         (c)      At the meeting, the stockholders of the Company voted:

                  (1) to elect the following persons to serve as Class II directors, to serve for a three-year term (until the 2006 Annual Meeting). The votes cast were as follows

                               For                     Withheld
                               ---                     --------
A. Joseph Eagle            22,527,830                   195,689
Richard L. Love            22,523,346                   200,173
Serge Okun                 22,531,446                   192,073

                  (2) to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2004. The votes cast were as follows:

    For                     Against                     Abstain
    ---                     -------                     -------
22,068,256                  649,104                      6,159

         (d)      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

(b) The Company furnished a Current Report on Form 8-K on October 21, 2003 under
Item 12, which included the Company's press release dated October 21, 2003 containing financial results for the Quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PAREXEL International Corporation

Date: February 10, 2004        By: /s/ Josef H. von Rickenbach
                               -------------------------------------------------

                               Josef H. von Rickenbach
                               Chairman of the Board and Chief Executive Officer

Date: February 10, 2004        By: /s/ James F. Winschel, Jr.
                               -------------------------------------------------

                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                                      Description
--------------                                      -----------
     10.1            Change of Control/Severance Agreement with Susan H. Alexander, dated as of
                     December 23, 2003.

     31.1            CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2            CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1            CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2            CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002