Form 10-Q/A
period 2003-09-30
PAREXEL INTERNATIONAL CORP
filed 2004-05-13
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                         -------------------------------

(Mark One):

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2004 there were 26,105,870 shares of PAREXEL International Corporation common stock outstanding, excluding 258,600 shares in treasury.

                                EXPLANATORY NOTE

PAREXEL International Corporation ("the Company") is filing this Amendment No. 1 on Form 10-Q/A to reclassify certain reimbursable expenses of the PAREXEL Consulting Group from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The reclassification had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet.

Accordingly, the Company hereby amends its quarterly report on Form 10-Q for the period ended September 30, 2003 (the "Original Filing") by amending and restating the following:

(1) Item 1. Financial Information:

      (i) "Service Revenue", "Reimbursement Revenue", "Direct Costs", and "Reimbursable Out-of-Pocket Expenses" for the three months ended September 30, 2003 and 2002 as set forth in the Condensed Consolidated Statements of Operations.

      (ii) Service revenue of "PAREXEL Consulting Group" and "Total Service Revenue" for the three months ended September 30, 2003 and 2002 as set forth in the table contained in Note 5 to the Condensed Consolidated Financial Statements.

(2) Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

      All amounts and percentages affected by this reclassification.

(3) Item 3. Quantitative and Qualitative Disclosure About Market Risk:

      (i) All percentages affected by this reclassification as set forth in the paragraph entitled "Foreign Currency Exchange Rates".

      (ii) All percentages affected by this reclassification as set forth in the risk factor entitled "The Company's Business is Subject to International Economic, Political and other Risks that Could Negatively Affect its Results of Operations or Financial Position".

      (iii) All percentages affected by this reclassification as set forth in the risk factor entitled "The Company's Revenue and Earnings are Exposed to Exchange Rate Fluctuations".

Except as set forth above, no other items of the Original Filing are amended or restated by this Amendment No. 1.

This Amendment No. 1 also contains new Certifications from the Chief Executive Officer and Chief Financial Officer as set forth in the Exhibit Index to this filing.

PART I. FINANCIAL INFORMATION          PAREXEL INTERNATIONAL CORPORATION
ITEM 1 - FINANCIAL STATEMENTS        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)

                                                                                   SEPTEMBER 30,     JUNE 30,
                                                                                       2003           2003
                                                                                   -------------    ---------
                                                                                    (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                           $  70,048      $  69,734
 Marketable securities                                                                  10,098         12,990
 Billed and unbilled accounts receivable, net                                          210,794        222,726
 Prepaid expenses                                                                       11,160         12,087
 Current deferred tax assets                                                            27,390         27,604
 Other current assets                                                                    4,407          4,936
                                                                                     ---------      ---------
       Total current assets                                                            333,897        350,077

Property and equipment, net                                                             61,625         61,924
Goodwill                                                                                30,452         29,803
Other intangible assets, net                                                             5,534          5,763
Non-current deferred tax assets                                                         10,109         10,043
Other assets                                                                             6,604          6,627
                                                                                     ---------      ---------
       Total assets                                                                  $ 448,221      $ 464,237
                                                                                     =========      =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                 $     358      $     118
 Accounts payable                                                                        9,091         14,462
 Deferred revenue                                                                      118,584        130,650
 Accrued expenses                                                                       13,239         13,766
 Accrued restructuring charges                                                           7,953          8,750
 Accrued employee benefits and withholdings                                             32,444         37,849
 Current deferred tax liabilities                                                        2,557          2,557
 Income taxes payable                                                                    4,563          1,801
 Other current liabilities                                                               4,115          5,778
                                                                                     ---------      ---------
       Total current liabilities                                                       192,904        215,731

Long-term debt                                                                             625            644
Non-current deferred tax liabilities                                                    10,674         10,674
Other liabilities                                                                        5,958          6,092
                                                                                     ---------      ---------
       Total liabilities                                                               210,161        233,141
                                                                                     ---------      ---------

Minority interest in subsidiary                                                          3,428          3,996
Stockholders' equity:
    Preferred stock--$.01 par value; shares authorized: 5,000,000 at September
      30, 2003 and June 30, 2003; Series A Junior Participating Preferred Stock
      - 50,000 shares designated; none issued and outstanding
    Common stock--$.01 par value; shares authorized: 50,000,000 at September 30,
      2003 and June 30, 2003; shares issued: 26,841,981 at September 30, 2003 and 26,683,055 at June 30, 2003; shares outstanding 25,911,152
      at September 30, 2003 and 25,822,055 at June 30, 2003                                269            267
 Additional paid-in capital                                                            176,143        174,734
 Treasury stock, at cost; 930,829 shares at September 30,2003 and
   861,000 shares at June 30, 2003                                                      (8,792)        (8,165)
 Retained earnings                                                                      67,849         63,117
 Accumulated other comprehensive loss                                                     (837)        (2,853)
                                                                                     ---------      ---------
     Total stockholders' equity                                                        234,632        227,100
                                                                                     ---------      ---------
         Total liabilities and stockholders' equity                                  $ 448,221      $ 464,237
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

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           --------------------------
                                                                              2003             2002
                                                                           ---------        ---------
                                                                           (RESTATED)       (RESTATED)
Service revenue                                                            $ 132,123        $ 121,417
Reimbursement revenue                                                         21,468           24,769
                                                                           ---------        ---------
Total revenue                                                                153,591          146,186

Costs and expenses:
  Direct costs                                                                85,848           82,044
  Reimbursable out-of-pocket expenses                                         21,468           24,769
  Selling, general and administrative expenses                                32,468           27,564
  Depreciation and amortization                                                5,987            4,806
                                                                           ---------        ---------

Total costs                                                                  145,771          139,183
                                                                           ---------        ---------

Income from operations                                                         7,820            7,003

Other income (loss), net                                                         294           (1,103)
                                                                           ---------        ---------
Income before provision for income taxes and minority interest                 8,114            5,900

Provision for income taxes                                                     3,124            2,478
Minority interest                                                                258              159
                                                                           ---------        ---------

Net income                                                                 $   4,732        $   3,263
                                                                           =========        =========

Earnings per share:
  Basic and diluted                                                        $    0.18        $    0.13

Shares used in computing earnings per share:
  Basic                                                                       25,860           25,173
  Diluted                                                                     26,592           25,315

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         --------------------------
                                                                           2003              2002
                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  4,732          $  3,263
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                         5,987             4,806
      Minority interest in net income of consolidated subsidiary              258               159
      Changes in operating assets/liabilities                             (10,332)            1,131
                                                                         --------          --------
Net cash provided by operating activities                                     645             9,359
                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                       (42,634)          (60,714)
  Proceeds from sale of marketable securities                              45,526            68,952
  Acquisition of business                                                       -              (497)
  Proceeds from sale of fixed assets                                           30                31
  Purchase of property and equipment                                       (4,944)           (6,552)
                                                                         --------          --------
Net cash provided by (used) in investing activities                        (2,022)            1,220
                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                    1,411                19
  Borrowings and (repayments) under credit arrangements                       221               (44)
  Payments to repurchase common stock                                        (627)                -
                                                                         --------          --------
Net cash provided by (used) in financing activities                         1,005               (25)
                                                                         --------          --------

Effect of exchange rate changes on cash and cash equivalents                  686               715
                                                                         --------          --------

Net increase in cash for the period                                           314            11,269

Cash and cash equivalents at beginning of period                           69,734            22,479
                                                                         --------          --------

Cash and cash equivalents at end of period                               $ 70,048          $ 33,748
                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Taxes                                                                $    214          $  6,055
    Interest                                                             $    943          $    645

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                                  -          $    497
    Liabilities and minority interest assumed                                   -                 -
                                                                         --------          --------
  Cash paid for acquisition                                                     -          $    497
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

The financials reflect a restatement of the Company's financial results for the three months ended September 30, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet.

THE EFFECT ON CONSOLIDATED RESULTS WAS AS FOLLOWS:

                                                       FOR THE THREE   FOR THE THREE
                                                       MONTHS ENDED    MONTHS ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,
              CONSOLIDATED                                 2003            2002
                                                       ------------    ------------
Service revenue - as reported                          $    129,788    $    119,353
Effect of adjustments                                         2,335           2,064
                                                       ------------    ------------
Service revenue - restated                             $    132,123    $    121,417
                                                       ============    ============

Gross profit - as reported                             $     46,275    $     39,373
Effect of adjustments                                             -               -
                                                       ------------    ------------
Gross profit - restated                                $     46,275    $     39,373
                                                       ============    ============

Gross margin as % of service revenue - as reported             35.7%           33.0%
Gross margin as % of service revenue - restated                35.0%           32.4%

THE EFFECT ON SEGMENT INFORMATION WAS AS FOLLOWS:

                                                      FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,
       THE PAREXEL CONSULTING GROUP                       2003             2002
                                                      -------------    -------------
Service revenue - as reported                           $21,790           $22,373
Effect of adjustments                                     2,335             2,064
                                                        -------           -------
Service Revenue - restated                              $24,125           $24,437
                                                        =======           =======

Gross profit - as reported                              $ 4,854           $ 6,061
Effect of adjustments                                         -                 -
                                                        -------           -------
Gross profit - restated                                 $ 4,854           $ 6,061
                                                        =======           =======

Gross margin as % of service revenue - as reported         22.3%             27.1%
Gross margin as % of service revenue - restated            20.1%             24.8%

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

The following table outlines the basic and diluted earnings per common share computations:

                                                         FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
    ($ in thousands, except per share data)               2003                2002
                                                         -------            -------
Net income attributable to common shares                 $ 4,732            $ 3,263
                                                         =======            =======

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding                25,860             25,173
                                                         =======            =======
Basic earnings per common share                          $  0.18            $  0.13
                                                         =======            =======

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding         25,860             25,173
  Shares attributable to common stock options                732                142
                                                         -------            -------
                                                          26,592             25,315
                                                         =======            =======
Diluted earnings per common share                        $  0.18            $  0.13
                                                         =======            =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended September 30, 2003 and 2002 were as follows:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)           2003        2002
                                                   ------      ------
Net income                                         $4,732      $3,263
Add foreign currency translation adjustments        2,016         799
                                                   ------      ------

Comprehensive income                               $6,748      $4,062
                                                   ======      ======

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)               2003        2002
                                                        ------      ------
Net income, as reported                                 $4,732      $3,263
Deduct total stock-based compensation, net of tax          353         711
                                                        ------      ------

Pro forma net income                                    $4,379      $2,552
                                                        ======      ======

Pro forma net income per share:
  Basic                                                 $ 0.17      $ 0.10
  Diluted                                               $ 0.16      $ 0.10

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

                                       FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                       --------------------------
         ($ IN THOUSANDS)                 2003            2002
                                        --------        --------
                                       (RESTATED)      (RESTATED)
Service revenue:
  Clinical Research Services            $ 79,662        $ 71,897
  PAREXEL Consulting Group                24,125          24,437
  Medical Marketing Services              20,193          19,499
  Perceptive Informatics, Inc.             8,143           5,584
                                        --------        --------
                                        $132,123        $121,417
                                        ========        ========

Gross profit on service revenue:
  Clinical Research Services            $ 32,604        $ 24,923
  PAREXEL Consulting Group                 4,854           6,061
  Medical Marketing Services               5,117           6,700
  Perceptive Informatics, Inc.             3,700           1,689
                                        --------        --------
                                        $ 46,275        $ 39,373
                                        ========        ========

The financials reflect a restatement of the Company's financial results for the three months ended September 30, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 for further discussion and analysis.

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

Current quarter activity charged against the restructuring accrual (which is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet) was as follows:

                                                                         BALANCE AS OF
                                  BALANCE AS OF       1st QUARTER        SEPTEMBER 30,
     ($ IN THOUSANDS)             JUNE 30, 2003        PAYMENTS              2003
                                  -------------       -----------        -------------
Employee severance costs             $   244           $     (6)           $    238
Facilities related charges             8,506               (791)              7,715
                                     -------           --------            --------
                                     $ 8,750           $   (797)           $  7,953
                                     =======           ========            ========

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

The Company conducts a significant portion of its operations in foreign countries. Approximately 53.4% of the Company's service revenue for the three months ended September 30, 2003 and 47.3% of the Company's service revenue for the three months ended September 30, 2002, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S"). dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2003, approximately 19.5% of total service revenue was denominated in British pounds and 25.6% of total service revenue was denominated in Euros. For the three months ended September 30, 2002, approximately 21.1% of total service revenue was denominated in British pounds and approximately 19.8% of total service revenue was denominated in Euros. As a result of a weakening of the U.S. dollar against the British Pound and the Euro in the first quarter of fiscal year 2004, the Company's revenue and direct costs increased significantly in the three months ended September 30, 2003 versus the comparable 2002 period.

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

                                     FOR THE THREE MONTHS
                                      ENDED SEPTEMBER 30,
                                    -----------------------
                                       2003         2002
     ($ IN THOUSANDS)               (RESTATED)   (RESTATED)    INCREASE          %
                                    ----------   ----------    --------       -----
Service revenue:
  CRS                                $ 79,662     $ 71,897     $  7,765        10.8%
  PCG                                  24,125       24,437         (312)       -1.3%
  MMS                                  20,193       19,499          694         3.6%
  Perceptive                            8,143        5,584        2,559        45.8%
                                     --------     --------     --------
                                     $132,123     $121,417     $ 10,706         8.8%
                                     ========     ========     ========

Direct costs:
  CRS                                $ 47,058     $ 46,974     $     84         0.2%
  PCG                                  19,271       18,376          895         4.9%
  MMS                                  15,076       12,799        2,277        17.8%
  Perceptive                            4,443        3,895          548        14.1%
                                     --------     --------     --------
                                     $ 85,848     $ 82,044     $  3,804         4.6%
                                     ========     ========     ========

Gross profit on service revenue:
  CRS                                $ 32,604     $ 24,923     $  7,681        30.8%
  PCG                                   4,854        6,061       (1,207)      -19.9%
  MMS                                   5,117        6,700       (1,583)      -23.6%
  Perceptive                            3,700        1,689        2,011       119.1%
                                     --------     --------     --------
                                     $ 46,275     $ 39,373     $  6,902        17.5%
                                     ========     ========     ========

The financials reflect a restatement of the Company's financial results for the three months ended September 30, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 to the Condensed Consolidated Financial Statements for further discussion and analysis.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002:

Service revenue increased by $10.7 million, or 8.8%, to $132.1 million for the three months ended September 30, 2003 from $121.4 million in the three months ended September 30, 2002. On a geographic basis, service revenue for the three months ended September 30, 2003 was distributed as follows: The Americas $62.4 million (47.3%), Europe $63.2 million (47.8%) and Asia/Pacific $6.5 million (4.9%). For the three months ended September 30, 2002, service revenue was distributed as follows: The Americas $64.7 million (53.4%), Europe $51.9 million (42.7%), and Asia/Pacific $4.8 million (3.9%). On a segment basis, CRS service revenue increased by $7.8 million, or 10.8%, to $79.7 million for the three months ended September 30, 2003 from $71.9 million in the three months ended September 30, 2002. Of the total 10.8% increase, approximately 5.0% was attributed to the positive impact of foreign currency fluctuations, with the remaining 5.8% primarily due to higher business volume in Europe and in Japan. PCG service revenue decreased by $0.3 million, or 1.3%, to $24.1 million for the three months ended September 30, 2003 from $24.4 million in the three months ended September 30, 2002. This decrease was offset by the positive impact of foreign exchange fluctuations, which accounted for approximately 8.8% of the increase in PCG service revenue for the three-month period ended September 30, 2003. PCG experienced a decrease in revenue resulting from a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies, which impacted the regulatory and consulting segments of the PCG business. MMS service revenue increased by $0.7 million, or 3.6%, to $20.2 million for the three months ended September 30, 2003 from $19.5 million in the same period one year ago. This increase was attributed to incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company during the second quarter of fiscal year 2003. Perceptive service revenue increased by $2.6 million, or 45.8%, to $8.1 million for the three months ended September 30, 2003, as compared with $5.6 million in the same period a year ago. Of the total 45.8% increase, approximately 42.2% was attributed to incremental revenue associated with the FW Pharma business, which was acquired by the Company during the third quarter of fiscal year 2003, and the remaining 3.6% was primarily attributed to an increase in the group's e-Services business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $3.8 million, or 4.6%, to $85.8 million for the three months ended September 30, 2003 from $82.0 million in the three months ended September 30, 2002. On a segment basis, CRS's direct costs for the three months ended September 30, 2003 remained relatively consistent at $47.0 million as compared with the same period one year ago. As a percentage of service revenue, CRS direct costs for the three months ended September 30, 2003 decreased by 6.2 percentage points, declining to 59.1% from 65.3% over the three months ended September 30, 2002 primarily due to ongoing productivity improvements, improved performance in Japan, and continued strength in Europe. The improvement in Japan was a result of the positive effect of the management changes and operational improvements implemented during the fourth quarter of fiscal year 2003, and a contract closeout. PCG direct costs increased by $0.9 million, or 4.9%, to $19.3 million for the three months ended September 30, 2003 from $18.4 in the same period in 2002 primarily due to the unfavorable impact of foreign exchange fluctuations, which were partly offset by lower personnel costs. As a percentage of service revenue, PCG direct costs for the three months ended September 30, 2003 increased by 4.8 percentage points to 79.9% for the three months ended September 30, 2003 from 75.2% in the three months ended September 30, 2002 primarily reflecting the period-over-period decline in revenue levels. MMS direct costs increased $2.3 million, or 17.8%, to $15.1 million for the three months ended September 30, 2003 from $12.8 million in the three months ended September 30, 2002. Of the total 17.8% increase, approximately 2.0% was attributed to increased costs as a result of foreign currency fluctuations with the remaining 15.8% attributed to one-time catch-up adjustments, incremental hiring costs related to recent staff additions, and the impact of investing ahead of the revenue curve. As a percentage of service revenue, MMS direct costs were 74.7% for three months ended September 30, 2003 and 65.6% for the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix. Perceptive direct costs increased by $0.5 million, or 14.1%, to $4.4 million for the three months ended September 30, 2003 from $3.9 million in the three months ended September 30, 2002. Of the total 14.1% increase, approximately 9.2% was due to incremental costs associated with the FW Pharma acquisition with the remaining 4.9% primarily due to increased labor costs associated with headcount additions made between the second and fourth quarters of fiscal year 2003. As a percentage of service revenue, Perceptive's direct costs for the three months ended September 30, 2003 decreased by 15.2 percentage points to 54.6% for the three months ended September 30, 2003 from 69.8% in the same period one year ago, primarily reflecting increased revenue in the period and continued improvements in productivity.

Selling, general and administrative ("SG&A") expenses increased by $4.9 million, or 17.8%, to $32.5 million for the three months ended September 30, 2003 from $27.6 million in the same period in the last fiscal year. Of the total 17.8% increase, approximately 4.5% was caused by foreign currency fluctuations, approximately 2.3% was attributed to incremental expenses associated with the businesses acquired during fiscal year 2003 and the remaining 11.0% was driven primarily by increased selling and promotions expenses and higher facilities costs. As a percentage of service revenue, SG&A increased by 1.9 percentage points to 24.6% in the three-month period ended September 30, 2003, as compared with 22.7% in the same period of the last fiscal year. This increase was driven by higher research and development costs in the businesses acquired in fiscal year 2003, higher spending on selling and promotions, and higher facilities costs.

Depreciation and amortization ("D&A") expense increased by $1.2 million, or 24.6 %, to $6.0 million for the three months ended September 30, 2003 from $4.8 million in the three months ended September 30, 2002. Of the total 24.6% increase, approximately 9.2% was attributed to higher depreciation expense as a result of computer software placed in service during the three-month period ended September 30, 2003, 4.8% in incremental amortization expense associated with intangible assets acquired with the fiscal year 2003 acquisitions, 4.5% resulted from foreign exchange fluctuations and the remaining 6.1% was due to higher depreciation expenses associated with increased capital spending during fiscal year 2003. As a percentage of service revenue, D&A was 4.5% for the three months ended September 30, 2003 and 4.0% in the same period in the last fiscal year.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the three months ended September 30, 2003, approximately 19.5% of total service revenue was denominated in British pounds and approximately 25.6% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $22.1 million as of September 30, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.3 million.

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

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 53.4% of total service revenue for the three months ended September 30, 2003 and approximately 47.3% of total service revenue for the three month period a year ago. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 19.5% of total service revenue for the three months ended September 30, 2003 and approximately 21.1% of total service revenue for the three months ended September 30, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 53.4% of the Company's service revenue for the three months ended September 30, 2003 and approximately 47.3% of the Company's service revenue for the three months ended September 30, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

            - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2003, approximately 19.5% of total service revenue was denominated in British pounds and approximately 25.6% of total service revenue was denominated in Euros. For the three months ended September 30, 2002, approximately 21.1% of total service revenue was denominated in British pounds and approximately 19.8% of total service revenue was denominated in Euros.

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

                               PAREXEL International Corporation

Date: May 13, 2004             By: /s/ Josef H. von Rickenbach
                                   ---------------------------------------------

                               Josef H. von Rickenbach
                               Chairman of the Board and Chief Executive Officer

Date: May 13, 2004             By: /s/ James F. Winschel, Jr.
                                   ---------------------------------------------

                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------
     31.1         CEO certification pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

     31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002