Form 10-Q/A
period 2003-12-31
PAREXEL INTERNATIONAL CORP
filed 2004-05-13
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                             ----------------------

(Mark One):

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

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

Accordingly, the Company hereby amends its quarterly report on Form 10-Q for the period ended December 31, 2003 (the "Original Filing") by amending and restating the following:

(1) Item 1. Financial Information:

      (i) "Service Revenue", "Reimbursement Revenue", "Direct Costs", and "Reimbursable Out-of-Pocket Expenses" for the three and six months ended December 31, 2003 and 2002 as set forth in the Condensed Consolidated Statements of Operations.

      (ii) Service revenue of "PAREXEL Consulting Group" and "Total Service Revenue" for the three and six months ended December 31, 2003 and 2002 as set forth in the table contained in Note 5 to the Condensed Consolidated Financial Statements.

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

PART I. FINANCIAL INFORMATION          PAREXEL INTERNATIONAL CORPORATION
ITEM 1 - FINANCIAL STATEMENTS        CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         2003           2003
                                                                                     ------------     ---------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                           $     83,550     $  69,734
 Marketable securities                                                                     21,136        12,990
 Billed and unbilled accounts receivable, net                                             210,877       222,726
 Prepaid expenses                                                                           8,348        12,087
 Current deferred tax assets                                                               27,359        27,604
 Other current assets                                                                       4,627         4,936
                                                                                     ------------     ---------
       Total current assets                                                               355,897       350,077

Property and equipment, net                                                                64,341        61,924
Goodwill                                                                                   32,374        29,803
Other intangible assets, net                                                                5,629         5,763
Non-current deferred tax assets                                                            10,188        10,043
Other assets                                                                                7,146         6,627
                                                                                     ------------     ---------
       Total assets                                                                  $    475,575     $ 464,237
                                                                                     ============     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                                 $        382     $     118
 Accounts payable                                                                           7,969        14,462
 Deferred revenue                                                                         140,112       130,650
 Accrued expenses                                                                          11,806        13,766
 Accrued restructuring charges                                                              6,977         8,750
 Accrued employee benefits and withholdings                                                28,669        37,849
 Current deferred tax liabilities                                                           2,871         2,557
 Income taxes payable                                                                       4,340         1,801
 Other current liabilities                                                                  4,527         5,778
                                                                                     ------------     ---------
       Total current liabilities                                                          207,653       215,731

Long-term debt                                                                                263           644
Non-current deferred tax liabilities                                                       10,669        10,674
Other liabilities                                                                           6,118         6,092
                                                                                     ------------     ---------
       Total liabilities                                                                  224,703       233,141
                                                                                     ------------     ---------

Minority interest in subsidiary                                                             3,580         3,996
Stockholders' equity:
Preferred stock--$.01 par value; shares authorized: 5,000,000 at December 31,
      2003 and June 30, 2003; Series A Junior Participating Preferred Stock -
      50,000 shares designated; none issued and outstanding
    Common stock--$.01 par value; shares authorized: 50,000,000 at December 31,
      2003 and June 30, 2003; shares issued: 26,198,710 at December 31, 2003 and
      26,683,055 at June 30, 2003; shares outstanding: 26,198,710
      at December 31, 2003 and 25,822,055 at June 30, 2003                                    272           267
 Additional paid-in capital                                                               170,417       174,734
 Treasury stock, at cost; 0 shares at December 31, 2003
   and 861,000 shares at June 30, 2003                                                          -        (8,165)
 Retained earnings                                                                         72,891        63,117
 Accumulated other comprehensive loss                                                       3,713        (2,853)
                                                                                     ------------     ---------
     Total stockholders' equity                                                           247,292       227,100
                                                                                     ------------     ---------
         Total liabilities and stockholders' equity                                  $    475,575     $ 464,237
                                                                                     ============     =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                                 DECEMBER 31,                DECEMBER 31,
                                                                          --------------------------   ------------------------
                                                                            2003             2002        2003           2002
                                                                          ---------       ----------   ----------    ----------
                                                                          (RESTATED)       (RESTATED)   (RESTATED)    (RESTATED)
Service revenue                                                           $ 134,088        $ 124,942   $ 266,211      $ 246,359
Reimbursement revenue                                                        27,375           24,467      48,843         49,236
                                                                          ---------        ---------   ---------      ---------
Total revenue                                                               161,463          149,409     315,054        295,595

Costs and expenses:
  Direct costs                                                               89,707           83,049     175,555        165,093
  Reimbursable out-of-pocket expenses                                        27,375           24,467      48,843         49,236
  Selling, general and administrative expenses                               30,144           29,232      62,612         56,796
  Depreciation and amortization                                               6,013            5,042      12,000          9,848
  Restructuring charge                                                            -            5,886           -          5,886
                                                                          ---------        ---------   ---------      ---------

Total costs                                                                 153,239          147,676     299,010        286,859
                                                                          ---------        ---------   ---------      ---------

Income from operations                                                        8,224            1,733      16,044          8,736

Other expense                                                                  (299)          (1,279)         (5)        (2,382)
                                                                          ---------        ---------   ---------      ---------

Income before provision for income taxes and minority interest                7,925              454      16,039          6,354

Provision for income taxes                                                    2,811              182       5,935          2,660
Minority interest                                                                72              130         330            289
                                                                          ---------        ---------   ---------      ---------

Net income                                                                $   5,042        $     142   $   9,774      $   3,405
                                                                          =========        =========   =========      =========

Earnings per share:
  Basic                                                                   $    0.19        $    0.01   $    0.38      $    0.14
  Diluted                                                                 $    0.19        $    0.01   $    0.37      $    0.13

Shares used in computing earnings per share:
  Basic                                                                      26,027           25,242      25,802         25,137
  Diluted                                                                    26,799           25,485      26,555         25,343

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                     ---------------------------
                                                                                        2003             2002
                                                                                     ------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $      9,774      $   3,405
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                        12,000          9,848
      Minority interest in net income of consolidated subsidiary                              330            289
      Changes in operating assets/liabilities                                               4,112          9,320
                                                                                     ------------      ---------
Net cash provided by operating activities                                                  26,216         22,862
                                                                                     ------------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                       (93,613)      (114,735)
  Proceeds from sale of marketable securities                                              85,467        124,446
  Acquisition of business                                                                                 (2,153)
  Purchase of additional investment in subsidiary                                          (1,004)             -
  Proceeds from sale of fixed assets                                                           96            415
  Purchase of property and equipment                                                      (10,900)       (13,211)
                                                                                     ------------      ---------
Net cash used in investing activities                                                     (19,954)        (5,238)
                                                                                     ------------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                    4,022          1,581
  Proceeds from issuance of subsidiary common stock                                             7              -
  Repayments under credit arrangements                                                       (117)           (56)
                                                                                     ------------      ---------
Net cash provided by financing activities                                                   3,912          1,525
                                                                                     ------------      ---------

Effect of exchange rate changes on cash and cash equivalents                                3,642          4,591
                                                                                     ------------      ---------

Net increase in cash for the period                                                        13,816         23,740

Cash and cash equivalents at beginning of period                                           69,734         22,479
                                                                                     ------------      ---------

Cash and cash equivalents at end of period                                           $     83,550      $  46,219
                                                                                     ============      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                                     $      2,300      $   9,587
    Interest                                                                         $      2,211      $   1,407

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                                                  -      $   2,620

    Liabilities assumed                                                                         -           (467)
                                                                                     ------------      ---------
  Cash paid for acquisition                                                                     -      $   2,153
                                                                                     ============      =========

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

The financials reflect a restatement of the Company's financial results for the three and six months ended December 31, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet.

THE EFFECT ON CONSOLIDATED RESULTS WAS AS FOLLOWS:

                                                                FOR THE THREE   FOR THE THREE    FOR THE SIX     FOR THE SIX
                                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                    CONSOLIDATED                                DEC 31, 2003    DEC 31, 2002    DEC 31, 2003    DEC 31, 2002
                                                                -------------   -------------   -------------   -------------
Service revenue - as reported                                   $     131,010   $     122,348   $     260,798   $     241,701
Effect of adjustments                                                   3,078           2,594           5,413           4,658
                                                                -------------   -------------   -------------   -------------
Service revenue - restated                                      $     134,088   $     124,942   $     266,211   $     246,359
                                                                =============   =============   =============   =============

Gross profit - as reported                                      $      44,381   $      41,893   $      90,656   $      81,266
Effect of adjustments                                                       -               -               -               -
                                                                -------------   -------------   -------------   -------------
Gross profit - restated                                         $      44,381   $      41,893   $      90,656   $      81,266
                                                                =============   =============   =============   =============
Gross margin as % of service revenue - as reported                       33.9%           34.2%           34.8%           33.6%
Gross margin as % of service revenue - restated                          33.1%           33.5%           34.1%           33.0%

THE EFFECT ON SEGMENT INFORMATION WAS AS FOLLOWS:


                                                                FOR THE THREE   FOR THE THREE   FOR THE SIX    FOR THE SIX
                                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
           THE PAREXEL CONSULTING GROUP                         DEC 31, 2003    DEC 31, 2002    DEC 31, 2003   DEC 31, 2002
                                                                -------------   -------------   ------------   ------------
Service revenue - as reported                                   $      23,712   $      23,085   $     45,502   $     45,458
Effect of adjustments                                                   3,078           2,594          5,413          4,658
                                                                -------------   -------------   ------------   ------------
Service revenue - restated                                      $      26,790   $      25,679   $     50,915   $     50,116
                                                                =============   =============   ============   ============

Gross profit - as reported                                      $       6,634   $       6,149   $     11,488   $     12,210
Effect of adjustments                                                       -               -              -              -
                                                                -------------   -------------   ------------   ------------
Gross profit - restated                                         $       6,634   $       6,149   $     11,488   $     12,210
                                                                =============   =============   ============   ============

Gross margin as % of service revenue - as reported                       28.0%           26.6%          25.2%          26.9%
Gross margin as % of service revenue - restated                          24.8%           23.9%          22.6%          24.4%

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

The following table outlines the basic and diluted earnings per common share computations:

                                                              FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                              --------------------------  ------------------ -----
   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)                      2003             2002       2003           2002
                                                              ---------        ---------  ---------      ---------
Net income attributable to common shares                      $   5,042        $     142  $   9,774      $   3,405
                                                              =========        =========  =========      =========

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding                       26,027           25,242     25,802         25,137
                                                              =========        =========  =========      =========
Basic earnings per common share                               $    0.19        $    0.01  $    0.38      $    0.14
                                                              =========        =========  =========      =========

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock
    Outstanding                                                  26,027           25,242     25,802         25,137
  Shares attributable to common stock
    Options                                                         772              243        753            206
                                                              ---------        ---------  ---------      ---------
                                                                 26,799           25,485     26,555         25,343
                                                              =========        =========  =========      =========
Diluted earnings per common share                             $    0.19        $    0.01  $    0.37      $    0.13
                                                              =========        =========  =========      =========

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and six months ended December 31, 2003 and 2002 were as follows:

                                                                   FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                          DECEMBER 31,               DECEMBER 31,
                                                                   --------------------------  ------------------------
   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003             2002       2003           2002
                                                                   ---------        ---------  ---------      ---------
Net income                                                         $   5,042        $     142  $   9,774      $   3,405
Add: foreign currency translation adjustments                          4,550            4,832      6,566          5,631
                                                                   ---------        ---------  ---------      ---------
Comprehensive income                                               $   9,592        $   4,974  $  16,340      $   9,036
                                                                   =========        =========  =========      =========

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                                 DECEMBER 31,               DECEMBER 31,
                                                                          --------------------------   ------------------------
      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)                               2003             2002        2003          2002
                                                                          ---------        ---------   ---------     ---------
Net income, as reported                                                   $   5,042        $     142   $   9,774     $   3,405
Deduct: total stock-based compensation, net of tax                             (579)            (366)       (932)       (1,077)
                                                                          ---------        ---------   ---------     ---------

Pro forma net income (loss)                                               $   4,463        $    (224)  $   8,842     $   2,328
                                                                          =========        =========   =========     =========

Pro forma net income per share:
  Basic                                                                   $    0.17        $    0.00   $    0.34     $    0.09
  Diluted                                                                 $    0.17        $    0.00   $    0.33     $    0.09

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

                                                      FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,               DECEMBER 31,
                                                      --------------------------  ------------------------
         ($ IN THOUSANDS)                                2003            2002        2003          2002
                                                      ----------      ----------  ----------    ----------
                                                      (RESTATED)      (RESTATED)  (RESTATED)    (RESTATED)
Service revenue:
  Clinical Research Services                          $   78,443      $   75,149  $  158,105    $  147,046
  PAREXEL Consulting Group                                26,790          25,679      50,915        50,116
  Medical Marketing Services                              20,080          19,315      40,273        38,814
  Perceptive Informatics, Inc.                             8,775           4,799      16,918        10,383
                                                      ----------      ----------  ----------    ----------
                                                      $  134,088      $  124,942  $  266,211    $  246,359
                                                      ==========      ==========  ==========    ==========
Gross profit on service revenue:
  Clinical Research Services                          $   29,603      $   27,780  $   62,207    $   52,703
  PAREXEL Consulting Group                                 6,634           6,149      11,488        12,210
  Medical Marketing Services                               4,069           6,363       9,186        13,063
  Perceptive Informatics, Inc.                             4,075           1,601       7,775         3,290
                                                      ----------      ----------  ----------    ----------
                                                      $   44,381      $   41,893  $   90,656    $   81,266
                                                      ==========      ==========  ==========    ==========

The financials reflect a restatement of the Company's financial results for the three and six months ended December 31, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 for further discussion and analysis.

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

Current quarter activity charged against the restructuring accrual (which is included in "Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                            BALANCE AS OF                   BALANCE AS OF
                            SEPTEMBER 30,    2nd QUARTER    DECEMBER 31,
     ($ IN THOUSANDS)           2003           PAYMENTS         2003
                            -------------   -------------   -------------
Employee severance costs    $         238   $         (17)  $         221
Facilities-related charges          7,715            (959)          6,756
                            -------------   -------------   -------------
                            $       7,953   $        (976)  $       6,977
                            =============   =============   =============

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

The Company conducts a significant portion of its operations in foreign countries. Approximately 53.4% of the Company's service revenue for the six months ended December 31, 2003 and 48.0% of the Company's service revenue for the six months ended December 31, 2002, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2003, approximately 19.2% of total service revenue was denominated in British pounds and 27.1% of total service revenue was denominated in Euros. For the six months ended December 31, 2002, approximately 18.4% of total service revenue was denominated in British pounds and approximately 23.2% of total service revenue was denominated in Euros.

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

                                     FOR THE THREE MONTHS ENDED DECEMBER 31,        FOR THE SIX MONTHS ENDED DECEMBER 31,
                                  --------------------------------------------   --------------------------------------------
                                     2003         2002     INCREASE                 2003        2002      INCREASE
        ($ IN THOUSANDS)          (RESTATED)  (RESTATED)  (DECREASE)      %      (RESTATED)  (RESTATED)  (DECREASE)      %
                                  ----------  ----------  ----------    ------   ----------  ----------  ----------    ------
Service revenue:
  CRS                             $   78,443  $   75,149  $    3,294       4.4%  $  158,105  $  147,046  $   11,059       7.5%
  PCG                                 26,790      25,679       1,111       4.3%      50,915      50,116         799       1.6%
  MMS                                 20,080      19,315         765       4.0%      40,273      38,814       1,459       3.8%
  Perceptive                           8,775       4,799       3,976      82.9%      16,918      10,383       6,535      62.9%
                                  ----------  ----------  ----------             ----------  ----------  ----------

                                  $  134,088  $  124,942  $    9,146       7.3%  $  266,211  $  246,359  $   19,852       8.1%
                                  ==========  ==========  ==========             ==========  ==========  ==========

Direct costs:
  CRS                             $   48,840  $   47,369  $    1,471       3.1%  $   95,898  $   94,343  $    1,555       1.6%
  PCG                                 20,156      19,530         626       3.2%      39,427      37,906       1,521       4.0%
  MMS                                 16,011      12,952       3,059      23.6%      31,087      25,751       5,336      20.7%
  Perceptive                           4,700       3,198       1,502      47.0%       9,143       7,093       2,050      28.9%
                                  ----------  ----------  ----------             ----------  ----------  ----------

                                  $   89,707  $   83,049  $    6,658       8.0%  $  175,555  $  165,093  $   10,462       6.3%
                                  ==========  ==========  ==========             ==========  ==========  ==========

Gross profit on service revenue:
  CRS                             $   29,603  $   27,780  $    1,823       6.6%  $   62,207  $   52,703  $    9,504      18.0%
  PCG                                  6,634       6,149         485       7.9%      11,488      12,210        (722)     -5.9%
  MMS                                  4,069       6,363      (2,294)    -36.1%       9,186      13,063      (3,877)    -29.7%
  Perceptive                           4,075       1,601       2,474     154.5%       7,775       3,290       4,485     136.3%
                                  ----------  ----------  ----------             ----------  ----------  ----------

                                  $   44,381  $   41,893  $    2,488       5.9%  $   90,656  $   81,266  $    9,390      11.6%
                                  ==========  ==========  ==========             ==========  ==========  ==========

The financials reflect a restatement of the Company's financial results for the three and six months ended December 31, 2003 and 2002. The restatement relates to reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 to the Condensed Consolidated Financial Statements for further discussion and analysis.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002:

Service revenue increased by $9.1 million, or 7.3%, to $134.1 million for the three months ended December 31, 2003 from $125.0 million for the same period one year ago. On a geographic basis, service revenue for the three months ended December 31, 2003 was distributed as follows: The Americas - $63.4 million (47.3%), Europe - $66.4 million (49.5%), and Asia/Pacific - $4.3 million (3.2%).
For the three months ended December 31, 2002, service revenue was distributed as follows: The Americas - $65.0 million (52.0%), Europe - $55.2 million (44.2%), and Asia/Pacific - $4.8 million (3.8%). On a segment basis, CRS service revenue increased $3.3 million, or 4.4%, to $78.4 million for the three months ended December 31, 2003 from $75.1 million in the same period in fiscal year 2003. The 4.4% increase was attributed to a 7.6% positive impact of foreign currency fluctuations, offset by a negative 3.2% decrease in revenue, as fewer positive changes-in-scope were signed, and the lingering impact of a relatively low level of new business wins during the January to June 2003 timeframe. PCG service revenue increased by $1.1 million, or 4.3%, to $26.8 million in the three months ended December 31, 2003 from $25.7 million in the three months ended December 31, 2002. The 4.3% increase was attributed to a 13.6% positive impact of foreign currency fluctuations, offset by a negative 9.3% decrease primarily due to a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies, which impacted the regulatory and consulting segments of the PCG business. MMS service revenue increased by $0.8 million, or 4.0%, to $20.1 million in the three-month period ended December 31, 2003 from $19.3 million in the same period one year ago. The 4.0% increase was attributed to a 6.2% increase in incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company in November 2002, partly offset by a 2.2% decrease resulting from contract signature delays for services performed in the period. Perceptive service revenue increased by $4.0 million, or 82.9%, to $8.8 million in the three months ended December 31, 2003 as compared with $4.8 million in the same period one year ago. The 82.9% increase was attributed to a 59.2% increase in revenue associated with FW Pharma, which was acquired by the Company in January 2003. The remaining 23.7% increase resulted primarily from increased demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $6.7 million, or 8.0%, to $89.7 million for the three months ended December 31, 2003 from $83.0 million in the same period last fiscal year. On a segment basis, CRS direct costs increased by $1.5 million, or 3.1%, to $48.8 million for the three months ended December 31, 2003 from $47.3 million in the same three-month period in fiscal year 2003. Of the total 3.1% increase, approximately 7.4% was attributed to foreign currency fluctuations, offset by a 4.3% decrease resulting from tighter cost controls, continued improvements in quality and productivity, and reduced loss reserve requirements related to the Company's success in resolving aged receivable issues. As a percentage of service revenue, CRS direct costs improved by 0.7 points to 62.3% for the three months ended December 31, 2003 from 63.0% for the three months ended December 31, 2002. PCG direct costs increased $0.6 million, or 3.2%, to $20.1 million in the three months ended December 31, 2003 from $19.5 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations, partially offset by tighter cost controls. As a percentage of service revenue, PCG direct costs improved by 0.9 points to 75.2% for the three months ended December 31, 2003 from 76.1% for the three months ended December 31, 2002 as a result of considerable strength in clinical pharmacology and the beginning of a recovery in management consulting, partly offset by severance costs. MMS direct costs increased approximately $3.0 million, or 23.6%, to $16.0 million in the three months ended December 31, 2003 from $13.0 million for the three months ended December 31, 2002. Of the total 23.6% increase, approximately 3.5% was attributed to foreign currency fluctuations and the remaining 20.1% was caused by incremental labor costs related to recent staff additions. As a percentage of service revenue, MMS direct costs increased by 12.6 points to 79.7% in the three-month period ended December 31, 2003 from 67.1% in the same period in the last fiscal year primarily due to the impact of delays in obtaining several contract signatures and the impact of additional hiring in anticipation of increased business. Perceptive direct costs increased $1.5 million, or 47.0%, to $4.7 million in the three months ended December 31, 2003 from $3.2 million in the same period in the last fiscal year. Of the total 47.0% increase, 18.8% was attributed to incremental costs associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2003, with the remaining 28.2% increase primarily due to higher labor costs associated with increased revenue levels. As a percentage of service revenue, Perceptive's direct costs improved by 13.0 points to 53.6% in the three months ended December 31, 2003 from 66.6% in the same three-month period one year ago as a result of sharply higher revenue and continued productivity improvements.

Selling, general and administrative ("SG&A") expenses increased by $0.9 million, or 3.1%, to $30.1 million for the three months ended December 31, 2003 from $29.2 million in the same period in the last fiscal year primarily due to unfavorable foreign currency fluctuations. As a percentage of service revenue, SG&A improved by 0.9 points to 22.5% in the three months ended December 31, 2003 from 23.4% in the same period one year ago. The improvement was primarily due to tighter cost controls, reduced discretionary spending, and the favorable impact of accrual adjustments related to resolution of longstanding issues.

Depreciation and amortization ("D&A") expense increased by $1.0 million, or 19.3%, to $6.0 million for the three months ended December 31, 2003 from $5.0 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and increased level of capital expenditures in the second half of fiscal year 2003. As a percentage of service revenue, D&A was 4.5% for the three months ended December 31, 2003 and 4.0% for the three months ended December 31, 2002.

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

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2002:

Service revenue increased by $19.9 million, or 8.1%, to $266.2 million for the six months ended December 31, 2003 from $246.3 million in the same period one year ago. On a geographic basis, service revenue for the six months ended December 31, 2003 was distributed as follows: The Americas - $125.8 million (47.3%), Europe - $129.6 million (48.7%), and Asia/Pacific - $10.8 million (4.0%). For the six months ended December 31, 2002, service revenue was distributed as follows: The Americas - $129.7 million (52.7%), Europe - $107.1 million (43.4%), and Asia/Pacific - $9.5 million (3.9%). On a segment basis, CRS service revenue increased by $11.1 million, or 7.5%, to $158.1 million for the six months ended December 31, 2003 from $147.0 million in the same period in fiscal year 2002. Most of the 7.5% increase was attributed to the positive impact of foreign currency fluctuations. PCG service revenue for the six months ended December 31, 2003 increased by 1.6% as compared with the same six-month period in the last fiscal year. The increase was primarily attributed to the positive impact of foreign currency fluctuations, mostly offset by the impact of a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies. MMS service revenue increased by $1.5 million, or 3.8%, to $40.3 million in the six-month period ended December 31, 2003 from $38.8 million in the same period one year ago. Of the total 3.8% increase, 5.1% was attributed to incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company in November 2002, partly offset by lower level of revenue due to contract signature delays. Perceptive service revenue increased by $6.5 million, or 62.9%, to $16.9 million in the six months ended December 31, 2003 as compared with $10.4 million in the same period one year ago. Of the total 62.9% increase, 50.0% was attributed to incremental revenue associated with the FW Pharma business, which was acquired by the Company in January 2003, and the remaining 12.9% primarily resulted from increased demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $10.5 million, or 6.3%, to $175.6 million for the six months ended December 31, 2003 from $165.1 million in the same period last fiscal year. On a segment basis, CRS direct costs increased $1.6 million, or 1.6%, to $95.9 million for the six months ended December 31, 2003 from $94.3 million in the same six-month period in fiscal year 2003. The increase was due primarily to foreign exchange fluctuations, partially offset by a decrease in costs as a result of tighter cost controls, continued improvements in quality and productivity, and reduced loss reserve requirements related to the Company's success in resolving aged receivable issues. As a percentage of service revenue, CRS direct costs for the six months ended December 31, 2003 improved by 3.5 points to 60.7% in the six months ended December 31, 2003 from 64.2% in the same period in the last fiscal year primarily due to the aforementioned factors. PCG direct costs increased $1.5 million, or 4.0%, to $39.4 million in the six months ended December 31, 2003 from $37.9 million in the same period one year ago. The increase was caused principally by foreign exchange fluctuations. As a percentage of service revenue, PCG direct costs for the six months ended December 31, 2003 increased by 1.8 points to 77.4% in the six-month period ended December 31, 2003 from 75.6% in the same period one year ago primarily due to lower margin business. MMS direct costs increased $5.3 million, or 20.7%, to $31.1 million in the six months ended December 31, 2003 from $25.8 million for the six months ended December 31, 2002. The higher cost levels can be attributed to foreign currency fluctuations and additional hiring in anticipation of increased business. As a percentage of service revenue, MMS direct costs increased by 10.9 points to 77.2% in the six months ended December 31, 2003 from 66.3% in the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix. Perceptive direct costs increased by $2.0 million, or 28.9%, to $9.1 million in the six months ended December 31, 2003 from $7.1 million in the same period in the last fiscal year. Of the total 28.9% increase, 12.7% was attributed to incremental costs associated with the FW Pharma acquisition completed in January 2003, with the remaining 16.2% increase primarily due to increased labor costs associated with higher revenue levels. As a percentage of service revenue, Perceptive's direct costs for the six months ended December 31, 2003 improved by 14.3 points to 54.0% in the six-month period ended December 31, 2003 from 68.3% in the same period one year ago primarily due to sharply higher revenue and continued productivity improvements.

SG&A expenses increased by $5.8 million, or 10.2%, to $62.6 million for the six months ended December 31, 2003 from $56.8 million in the same period in the last fiscal year. Of the total 10.2% increase, approximately 5.7% was caused by foreign currency fluctuations, with the remaining 4.5% primarily due to higher research and development and facilities costs associated with the businesses acquired in fiscal year 2003. As a percentage of service revenue, SG&A was 23.5% in the six-month period ended December 31, 2003 and 23.1% in the same period in the last fiscal year.

D&A expense increased by $2.2 million, or 21.9%, to $12.0 million for the six months ended December 31, 2003 from $9.8 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and higher level of capital spending during the second half of fiscal year 2003. As a percentage of service revenue, D&A was 4.5% for the six months ended December 31, 2003 and 4.0% for the same period one year ago.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the six months ended December 31, 2003, approximately 19.2% of total service revenue was denominated in British pounds and approximately 27.1% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $29.4 million as of December 31, 2003. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $3.0 million.

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

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 53.4% of total service revenue for the six months ended December 31, 2003 and approximately 48.0% of total service revenue for the six-month period a year ago. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 19.2% of total service revenue for the six months ended December 31, 2003 and approximately 18.4% of total service revenue for the six months ended December 31, 2002. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 53.4% of the Company's service revenue for the six months ended December 31, 2003 and 48.0% of the Company's service revenue for the six months ended December 31, 2002 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2003, approximately 19.2% of total service revenue was denominated in British pounds and approximately 27.1% of total service revenue was denominated in Euros. For the six months ended December 30, 2002, approximately 18.4% of total service revenue was denominated in British pounds and approximately 23.2% of total service revenue was denominated in Euros.

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