Form 10-Q
period 2004-03-31
PAREXEL INTERNATIONAL CORP
filed 2004-05-13
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2004, there were 26,105,870 shares of PAREXEL International Corporation common stock outstanding, excluding 258,600 shares in treasury.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I. FINANCIAL INFORMATION

     Item 1 Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets - March 31, 2004 and June 30, 2003    3

            Condensed Consolidated Statements of Operations - Three months ended        4
            March 31, 2004 and 2003 (Restated); Nine months ended March 31, 2004 and 2003 (Restated)

            Condensed Consolidated Statements of Cash Flows - Nine months ended         5
            March 31, 2004 and 2003

            Notes to Condensed Consolidated Financial Statements                        6

     Item 2 Management's Discussion and Analysis of Financial Condition and Results    10
            of Operations

     Item 3 Quantitative and Qualitative Disclosure About Market Risk                  19

     Item 4 Controls and Procedures                                                    27

PART II. OTHER INFORMATION

     Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity      27
            Securities

     Item 5 Other Information                                                          28

     Item 6 Exhibits and Report on Form 8-K                                            28

SIGNATURES                                                                             29

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   MARCH 31,     JUNE 30,
                                                                                     2004         2003
                                                                                   ---------    ---------
                                                                                  (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                         $  52,135    $  69,734
 Marketable securities                                                                31,842       12,990
 Billed and unbilled accounts receivable, net                                        222,827      222,726
 Prepaid expenses                                                                     12,082       12,087
 Current deferred tax assets                                                          27,597       27,604
 Other current assets                                                                  5,001        4,936
                                                                                   ---------    ---------
       Total current assets                                                          351,484      350,077

Property and equipment, net                                                           65,726       61,924
Goodwill                                                                              41,403       29,803
Other intangible assets, net                                                          11,233        5,763
Non-current deferred tax assets                                                       10,432       10,043
Other assets                                                                           6,657        6,627
                                                                                   ---------    ---------
       Total assets                                                                $ 486,935    $ 464,237
                                                                                   =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt                               $     235    $     118
 Accounts payable                                                                      6,951       14,462
 Deferred revenue                                                                    147,581      130,650
 Accrued expenses                                                                     14,447       13,766
 Accrued restructuring charges - short term                                            7,251        8,750
 Accrued employee benefits and withholdings                                           27,272       37,849
 Current deferred tax liabilities                                                      2,881        2,557
 Income taxes payable                                                                  3,775        1,801
 Other current liabilities                                                             4,977        5,778
                                                                                   ---------    ---------
       Total current liabilities                                                     215,370      215,731

Long-term debt                                                                           348          644
Non-current deferred tax liabilities                                                  10,667       10,674
Other liabilities                                                                     15,114        6,092
                                                                                   ---------    ---------
       Total liabilities                                                             241,499      233,141
                                                                                   ---------    ---------

Minority interest in subsidiary                                                        3,670        3,996
Stockholders' equity:
 Preferred stock--$.01 par value; shares authorized: 5,000,000 at March 31, 2004 and June 30, 2003; Series A Junior Participating Preferred Stock - 50,000
      shares designated; none issued and outstanding
 Common stock--$.01 par value; shares authorized: 50,000,000 at March 31, 2004 and June 30, 2003; shares issued: 26,328,331 at March 31, 2004 and
      26,683,055 at June 30, 2003; shares outstanding: 26,069,731
      at March 31, 2004 and 25,822,055 at June 30, 2003                                  273          267
 Additional paid-in capital                                                          171,711      174,734
 Treasury stock, at cost; 258,600 shares at March 31, 2004
   and 861,000 shares at June 30, 2003                                                (4,445)      (8,165)
 Retained earnings                                                                    70,407       63,117
 Accumulated other comprehensive income/(loss)                                         3,820       (2,853)
                                                                                   ---------    ---------
     Total stockholders' equity                                                      241,766      227,100
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity                                $ 486,935    $ 464,237
                                                                                   =========    =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                 FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                          MARCH 31,                  MARCH 31,
                                                 --------------------------  -------------------------
                                                    2004            2003        2004           2003
                                                 ---------        ---------  ---------       ---------
                                                                 (RESTATED)                 (RESTATED)
Service revenue                                  $ 139,899        $ 135,005  $ 406,110       $ 381,364
Reimbursement revenue                               28,350           24,157     77,193          73,393
                                                 ---------        ---------  ---------       ---------
                                                   168,249          159,162    483,303         454,757
Total revenue

Costs and expenses:
  Direct costs                                      90,762           88,260    266,317         253,353
  Reimbursable out-of-pocket expenses               28,350           24,157     77,193          73,393
  Selling, general and administrative expenses      33,234           33,157     95,846          89,953
  Depreciation and amortization                      6,791            5,307     18,791          15,155
  Restructuring charge                              10,796                -     10,796           5,886
                                                 ---------        ---------  ---------       ---------

Total costs                                        169,933          150,881    468,943         437,740

                                                 ---------        ---------  ---------       ---------

Income (loss) from operations                       (1,684)           8,281     14,360          17,017

Other expense                                       (1,468)            (740)    (1,473)         (3,122)
                                                 ---------        ---------  ---------       ---------

Income (loss) before provision (benefit) for
income taxes and minority interest                  (3,152)           7,541     12,887          13,895

Provision (benefit) for income taxes                  (636)           2,936      5,299           5,596
Minority interest expense (income)                     (32)             230        298             519
                                                 ---------        ---------  ---------       ---------

Net income (loss)                                $  (2,484)       $   4,375  $   7,290       $   7,780
                                                 =========        =========  =========       =========

Earnings (loss) per share:
  Basic                                          $   (0.10)       $    0.17  $    0.28       $    0.31
  Diluted                                        $   (0.10)       $    0.17  $    0.27       $    0.30

Shares used in computing earnings per share:
  Basic                                             26,113           25,376     25,970          25,238
  Diluted                                           26,113           25,825     26,720          25,511

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                   FOR THE NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      2004           2003
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    7,290     $    7,780
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    18,791         15,155
      Minority interest in net income of consolidated subsidiary          298            519
      Loss on disposal of fixed assets                                     55            151
      Deferred income taxes                                               (66)           450
      Changes in operating assets/liabilities                           1,887         12,401
                                                                   ----------     ----------
Net cash provided by operating activities                              28,255         36,456
                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                  (140,981)      (175,348)
  Proceeds from sale of marketable securities                         122,129        200,272
  Acquisition of businesses                                           (13,457)       (11,201)
  Proceeds from sale of fixed assets                                      116            417
  Purchase of property and equipment                                  (17,655)       (22,288)
                                                                   ----------     ----------
Net cash used in investing activities                                 (49,848)        (8,148)
                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                5,318          1,907
  Proceeds from issuance of subsidiary common stock                         8              -
  Payments to repurchase common stock                                  (4,445)             -
  Repayments under credit arrangements                                   (179)           (81)
                                                                   ----------     ----------
Net cash provided by financing activities                                 702          1,826
                                                                   ----------     ----------

Effect of exchange rate changes on cash and cash equivalents            3,292          4,874
                                                                   ----------     ----------

Net increase (decrease) in cash for the period                        (17,599)        35,008

Cash and cash equivalents at beginning of period                       69,734         22,479
                                                                   ----------     ----------

Cash and cash equivalents at end of period                         $   52,135     $   57,487
                                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Income taxes                                                   $    3,241     $   12,802
    Interest                                                            3,401          2,217

  Acquisitions, net of cash acquired:
    Fair value of assets acquired and goodwill                     $   17,536     $   20,633
    Liabilities assumed                                                (4,079)        (6,925)
                                                                   ----------     ----------
  Cash paid and common stock issued for acquisitions               $   13,457     $   13,708
                                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2004, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective July 1, 2003, the Company decided to merge the Conferences and Publishing business of the PAREXEL Consulting Group ("PCG") with and into the Meetings and Events business of Medical Marketing Services ("MMS") in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain Clinical Research Services ("CRS") and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses.

These financials reflect a restatement of the Company's financial results for the three and nine-month periods ended March 31, 2003 and the first two quarters of fiscal year 2004. The restatement relates to reclassifications of certain reimbursable expense of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs." The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet.

THE EFFECT ON CONSOLIDATED RESULTS WAS AS FOLLOWS:

                                                     FOR THE THREE     FOR THE NINE
                                                      MONTHS ENDED     MONTHS ENDED
CONSOLIDATED                                         MARCH 31, 2003   MARCH 31, 2003
                                                     --------------   --------------
Service revenue - as reported                           $132,263         $373,964
Effect of adjustments                                      2,742            7,400
                                                        --------         --------
Service revenue - restated                              $135,005         $381,364
                                                        ========         ========

Gross profit - as reported                              $ 46,745         $128,011
Effect of adjustments                                          -                -
                                                        --------         --------
Gross profit - restated                                 $ 46,745         $128,011
                                                        ========         ========

Gross margin as % of service revenue - as reported          35.3%            34.2%
Gross margin as % of service revenue - restated             34.6%            33.6%

THE EFFECT ON SEGMENT INFORMATION WAS AS FOLLOWS:

                                                     FOR THE THREE       FOR THE NINE
                                                      MONTHS ENDED       MONTHS ENDED
THE PAREXEL CONSULTING GROUP                         MARCH 31, 2003     MARCH 31, 2003
                                                     --------------     --------------
Service revenue - as reported                             $23,439           $68,897
Effect of adjustments                                       2,742             7,400
                                                          -------           -------
Service Revenue - restated                                $26,181           $76,297
                                                          =======           =======

Gross profit - as reported                                $ 5,318           $17,528
Effect of adjustments                                           -                 -
                                                          -------           -------
Gross profit - restated                                   $ 5,318           $17,528
                                                          =======           =======

Gross margin as % of service revenue - as reported           22.7%             25.4%
Gross margin as % of service revenue - restated              20.3%             23.0%

Reimbursement Revenue totaling $3.5 million and $2.7 million was reclassified to Service Revenue for the three months ended March 31, 2004 and March 31, 2003 respectively. Adjustments of the same amounts were recorded to reclassify Reimbursable Out-of-Pocket Expenses to Direct Costs.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 0.9 million and 1.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, and approximately 1.1 million and
2.2 million outstanding stock options were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2004 and 2003, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                 ----------------------------   ---------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)              2004            2003           2004           2003
                                                 ------------    ------------   ------------   ------------
Net income (loss) attributable to common
shares                                           $     (2,484)   $      4,375   $      7,290   $      7,780
                                                 ============    ============   ============   ============

BASIC EARNINGS PER COMMON SHARE COMPUTATION:
Weighted average common shares outstanding
                                                       26,113          25,376         25,970         25,238
                                                 ============    ============   ============   ============
Basic earnings (loss) per common share           $      (0.10)   $       0.17   $       0.28   $       0.31
                                                 ============    ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock
    Outstanding                                        26,113          25,376         25,970         25,238
  Shares attributable to common stock
    Options                                                 -             449            750            273
                                                 ------------    ------------   ------------   ------------
                                                       26,113          25,825         26,720         25,511
                                                 ============    ============   ============   ============
Diluted earnings (loss) per common share         $      (0.10)   $       0.17   $       0.27   $       0.30
                                                 ============    ============   ============   ============

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the three months and nine months ended March 31, 2004 and 2003 were as follows:

                                                 FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                         MARCH 31,                      MARCH 31,
                                                ----------------------------   ---------------------------
($ IN THOUSANDS)                                    2004            2003           2004           2003
                                                ------------    ------------   ------------   ------------
Net income (loss)                               $     (2,484)   $      4,375   $      7,290   $      7,780
Add: foreign currency translation adjustments            107           1,410          6,673          7,041
                                                ------------    ------------   ------------   ------------
Comprehensive income (loss)                     $     (2,377)   $      5,785   $     13,963   $     14,821
                                                ============    ============   ============   ============

NOTE 4 - ACQUISITIONS

Effective March 1 2004, the Company acquired the remaining outstanding shares of 3 Clinical Research AG ("3C"), a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for approximately $12.0 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In association with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired. Goodwill is subject to impairment testing under SFAS No. 142.

NOTE 5 - STOCK-BASED COMPENSATION

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by FASB Interpretation No. 44. Accordingly, no compensation expense was recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only.

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,                       MARCH 31,
                                                     ----------------------------    ----------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                  2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
Net income (loss) as reported                        $     (2,484)   $      4,375    $      7,290    $      7,780
Deduct: total stock-based compensation, net of tax         (1,132)           (744)         (2,064)         (1,821)

Pro forma net income (loss)                          $     (3,616)   $      3,631    $      5,226    $      5,959
                                                     ============    ============    ============    ============

Pro forma net income (loss) per share:
  Basic                                              $      (0.14)   $       0.14    $      (0.20)   $       0.24
  Diluted                                            $      (0.14)   $       0.14    $      (0.20)   $       0.23

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

NOTE 6 - SEGMENT INFORMATION

The Company is managed through four business segments: CRS, PCG, MMS, and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include design of web-based portals, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), electronic data capture solutions, and medical imaging services. Perceptive is a majority-owned subsidiary of the Company. As of March 31, 2004, the Company owned 98.2% of Perceptive, based on outstanding shares of common stock, and 93.4% on a fully diluted basis.

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

                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                           MARCH 31,                       MARCH 31,
                                  ----------------------------  ---------------------------
($ IN THOUSANDS)                      2004             2003        2004           2003
                                  -------------    -----------  ------------  -------------
                                                    (RESTATED)                  (RESTATED)
Service revenue:
  Clinical Research Services      $      76,798    $    81,496  $    234,903  $     228,542
  PAREXEL Consulting Group               29,338         26,181        80,253         76,297
  Medical Marketing Services             24,755         20,749        65,028         59,563
  Perceptive Informatics, Inc.            9,008          6,579        25,926         16,962
                                  -------------    -----------  ------------  -------------
                                  $     139,899    $   135,005  $    406,110  $     381,364
                                  =============    ===========  ============  =============
Gross profit on service revenue:
  Clinical Research Services      $      30,552    $    32,042  $     92,759  $      84,745
  PAREXEL Consulting Group                7,529          5,318        19,017         17,528
  Medical Marketing Services              6,651          6,701        15,837         19,764
  Perceptive Informatics, Inc.            4,405          2,684        12,180          5,974
                                  -------------    -----------  ------------  -------------
                                  $      49,137    $    46,745  $    139,793  $     128,011
                                  =============    ===========  ============  =============

These financials reflect a restatement of the Company's financial results for the three and nine-month periods ended March 31, 2003 and the first two quarters of fiscal year 2004. The restatement relates to reclassifications of certain reimbursable expense of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs." The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 for further discussion and analysis.

NOTE 7 - RESTRUCTURING CHARGES

During the quarter ended March 31, 2004, the Company recorded restructuring charges totaling $10.8 million. These charges included $3.9 million of employee severance and related costs for eliminating approximately 157 managerial and staff positions worldwide, $5.6 million related to newly abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities under the Company's June 2001 restructuring plan.

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

In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. As of March 31, 2004, the Company has been successful in exiting or subleasing eleven of those properties. After expending significant effort attempting to sub-lease the remaining properties during a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

Current quarter activity charged against the restructuring accrual (which is included in "Accrued Restructuring Charges - Short Term and Other Liabilities" in the Condensed Consolidated Balance Sheet) was as follows:

                             BALANCE AS OF                             BALANCE AS OF
                              DECEMBER 31,  3RD QUARTER  3RD QUARTER      MARCH 31,
($ IN THOUSANDS)                 2003        PROVISION     PAYMENTS         2004
                             -------------  -----------  -----------   -------------
Employee severance costs       $      221   $     3,875  $      (938)    $    3,158
Facilities-related charges          6,756         6,921         (681)        12,996
                               ----------   -----------  -----------     ----------
                               $    6,977   $    10,796  $    (1,619)    $   16,154
                               ==========   ===========  ===========     ==========

NOTE 8 - STOCKHOLDER'S EQUITY

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. As of March 31, 2004, the Company has acquired 1,119,600 shares at a total cost of $12.6 million. During the period of April 1, 2004 to May 6, 2004, the Company acquired an additional 137,600 shares at a total cost of $2.6 million.

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

Certain prior year balances have been reclassified in order to conform to current year presentation. Specifically, effective july 1, 2003, the Company decided to merge the conferences and Publishing business of PCG with and into the meetings and events business of MMS in order to eliminate duplication and improve synergies. As a result, revenue and direct costs were moved from PCG to MMS. In addition, the Company combined certain CRS and Corporate information technology groups into one organization led by the Company's Corporate Information systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses.

During the third quarter of fiscal year 2004, the Company restated the three and nine-month periods ended March 31, 2003 and the first two quarters of fiscal year 2004, the effect of which had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. The restatement related to reclassifications of certain reimbursable expense of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs". The reclassified amount was $8.9 million for the nine months ended March 31, 2004 and $7.4 million for the nine months ended March 31, 2003.

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

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Perceptive provides technology solutions to improve clients' product development and commercialization processes. Perceptive offers a portfolio of services that include the design of web-based portals, IVRS, CTMS, electronic data capture solutions, and medical imaging services. Perceptive is a majority-owned subsidiary of the Company. As of March 31, 2004, the Company owned 98.2% of Perceptive, based on outstanding shares of common stock, and 93.4% on a fully diluted basis.

The Company conducts a significant portion of its operations in foreign countries. Approximately 53.7% of the Company's service revenue for the nine months ended March 31, 2004 and 48.2% of the Company's service revenue for the nine months ended March 31, 2003, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S.") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the nine months ended March 31, 2004, approximately 18.3% of total service revenue was denominated in British pounds and approximately 28.2% of total service revenue was denominated in Euros. For the nine months ended March 31, 2003, approximately 18.4% of total service revenue was denominated in British pounds and approximately 23.7% of total service revenue was denominated in Euros.

Approximately 90% of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2004 and 2003 were as follows:

                                      FOR THE THREE MONTHS ENDED MARCH 31,           FOR THE NINE MONTHS ENDED MARCH 31,
                                   -------------------------------------------    -----------------------------------------
($ IN THOUSANDS)                                         INCREASE                                       INCREASE
                                     2004       2003    (DECREASE)       %          2004       2003    (DECREASE)      %
                                   --------   --------   --------     --------    --------   --------   --------   ---------
                                             (RESTATED)                                     (RESTATED)
Service revenue:
  CRS                              $ 76,798   $ 81,496   $ (4,698)       -5.8%    $234,903   $228,542   $  6,361        2.8%
  PCG                                29,338     26,181      3,157         12.1%     80,253     76,297      3,956        5.2%
  MMS                                24,755     20,749      4,006         19.3%     65,028     59,563      5,465        9.2%
  Perceptive                          9,008      6,579      2,429         36.9%     25,926     16,962      8,964       52.8%
                                   --------   --------   --------                 --------   --------   --------
                                   $139,899   $135,005   $  4,894          3.6%   $406,110   $381,364   $ 24,746        6.5%
                                   ========   ========   ========                 ========   ========   ========

Direct costs:
  CRS                              $ 46,246   $ 49,454   $ (3,208)       -6.5%    $142,144   $143,797   $ (1,653)      -1.1%
  PCG                                21,809     20,863        946          4.5%     61,236     58,769      2,467        4.2%
  MMS                                18,104     14,048      4,056         28.9%     49,191     39,799      9,392       23.6%
  Perceptive                          4,603      3,895        708         18.2%     13,746     10,988      2,758       25.1%
                                   --------   --------   --------                 --------   --------   --------
                                   $ 90,762   $ 88,260   $  2,502          2.8%   $266,317   $253,353   $ 12,964        5.1%
                                   ========   ========   ========                 ========   ========   ========

Gross profit on service revenue:
  CRS                              $ 30,552   $ 32,042   $ (1,490)       -4.7%    $ 92,759   $ 84,745   $  8,014        9.5%
  PCG                                 7,529      5,318      2,211         41.6%     19,017     17,528      1,489        8.5%
  MMS                                 6,651      6,701        (50)       -0.7%      15,837     19,764     (3,927)     -19.9%
  Perceptive                          4,405      2,684      1,721         64.1%     12,180      5,974      6,206      103.9%
                                   --------   --------   --------                 --------   --------   --------
                                   $ 49,137   $ 46,745   $  2,392          5.1%   $139,793   $128,011   $ 11,782        9.2%
                                   ========   ========   ========                 ========   ========   ========

These financials reflect a restatement of the Company's financial results for the three and nine-month periods ended March 31, 2003 and the first two quarters of fiscal year 2004. The restatement relates to reclassifications of certain reimbursable expense of PAREXEL Consulting Group from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs." The restatement had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet. See Note 1 to the Condensed Consolidated Financial Statements for further discussion and analysis.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003:

Service revenue increased by $4.9 million, or 3.6%, to $139.9 million for the three months ended March 31, 2004 from $135.0 million for the same period one year ago. On a geographic basis, service revenue for the three months ended March 31, 2004 was distributed as follows: The Americas - $64.7 million (46.3%), Europe - $70.7 million (50.5%), and Asia/Pacific - $4.5 million (3.2%). For the three months ended March 31, 2003, service revenue was distributed as follows:
The Americas - $70.0 million (51.9%), Europe - $60.5 million (44.8%), and Asia/Pacific - $4.5 million (3.3%). On a segment basis, CRS service revenue decreased $4.7 million, or 5.8%, to $76.8 million for the three months ended March 31, 2004 from $81.5 million in the same period in fiscal year 2003. Of the 5.8% total decrease, 15.9% was attributable primarily to fewer favorable changes-in-scope and the lingering impact of a relatively low level of new business wins in calendar year 2003, offset by positive impacts of 7.4% from foreign currency fluctuations and 2.7% from the final reconciliation of closed-out contracts. PCG service revenue increased by $3.1 million, or 12.1%, to $29.3 million in the three months ended March 31, 2004 from $26.2 million in the three months ended March 31, 2003. Of the total 12.1% increase, approximately 10.7% was attributed to a positive impact from foreign currency fluctuations and 3.5% to an increase in incremental service revenue associated with the 3C acquisition completed during the third quarter of fiscal year 2004, offset by a 2.1% decrease in service revenue primarily due to a reduction in FDA enforcement activity. MMS service revenue increased by $4.0 million, or 19.3%, to $24.7 million in the three-month period ended March 31, 2004 from $20.7 million in the same period one year ago. The 19.3% increase was primarily due to the impact of signature timing and a strong rebound in demand for the group's services as customers kicked off their new budget years. Perceptive service revenue increased by $2.4 million, or 36.9%, to $9.0 million in the three months ended March 31, 2004 as compared with $6.6 million in the same period one year ago. Of the total 36.9% increase, 5.2% was attributed to a positive impact from foreign currency fluctuations and 8.8% to an increase in revenue associated with FW Pharma, which was acquired by the Company in January 2003. The remaining 22.9% increase resulted primarily from continued increased demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $2.5 million, or 2.8%, to $90.8 million for the three months ended March 31, 2004 from $88.3 million in the same period last fiscal year. On a segment basis, CRS direct costs decreased by $3.2 million, or 6.5%, to $46.2 million for the three months ended March 31, 2004 from $49.4 million in the same three-month period in fiscal year 2003. Of the total 6.5% decrease, 13.9% resulted from lower labor costs associated with restructuring activity, tighter cost controls and continued improvements in quality and productivity, partly offset by a 7.4% increase from foreign currency fluctuations. As a percentage of service revenue, CRS direct costs improved by 0.5 points to 60.2% for the three months ended March 31, 2004 from 60.7% for the three months ended March 31, 2003. PCG direct costs increased $0.9 million, or 4.5%, to $21.8 million in the three months ended March 31, 2004 from $20.9 million in the same period one year ago. Of the total 4.5% increase, foreign currency fluctuations contributed approximately 9.9%, partially offset by a 5.4% decrease as a result of tighter cost controls. As a percentage of service revenue, PCG direct costs decreased by 5.4 points to 74.3% for the three months ended March 31, 2004 from 79.7% for the three months ended March 31, 2003 as a result of increased strength in three of the group's four operating units. MMS direct costs increased approximately $4.1 million, or 28.9%, to $18.1 million in the three months ended March 31, 2004 from $14.0 million for the three months ended March 31, 2003. Of the total 28.9% increase, approximately 6.1% was attributed to foreign currency fluctuations and the remaining 22.8% was caused by incremental labor costs related to recent staff additions. As a percentage of service revenue, MMS direct costs increased by 5.4 points to 73.1% in the three-month period ended March 31, 2004 from 67.7% in the same period in the last fiscal year primarily due to the impact of additional hiring in anticipation of increased business and a change in business mix. Perceptive direct costs increased $0.7 million, or 18.2%, to $4.6 million in the three months ended March 31, 2004 from $3.9 million in the same period in the last fiscal year. Of the total 18.2% increase, approximately 4.5% was attributed to foreign currency fluctuations, 2.7% was attributed to incremental costs associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2003 and the remaining 11.0% increase primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs improved by 8.1 points to 51.1% in the three months ended March 31, 2004 from 59.2% in the same three-month period one year ago as a result of sharply higher revenue and continued productivity improvements.

Selling, general and administrative ("SG&A") expenses remained flat at $33.2 million in both the three-month periods ended March 31, 2004 and 2003. As a percentage of service revenue, SG&A improved by 0.8 points to 23.8% in the three months ended March 31, 2004 from 24.6% in the same period one year ago. The improvement was primarily due to tighter cost controls and reduced discretionary spending.

Depreciation and amortization ("D&A") expense increased by $1.5 million, or 28.0%, to $6.8 million for the three months ended March 31, 2004 from $5.3 million for the same period in the last fiscal year. Of the total 28.0% increase, 13.9% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 14.1% was primarily due to foreign currency fluctuations and an increased level of capital expenditures in the fourth quarter of fiscal year 2003. As a percentage of service revenue, D&A was 4.9% for the three months ended March 31, 2004 and 3.9% for the three months ended March 31, 2003.

During the quarter ended March 31, 2004, the Company recorded restructuring charges totaling $10.8 million. These charges included $3.9 million of employee severance and related costs for eliminating approximately 157 managerial and staff positions worldwide, $5.6 million related to newly abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities. There were no restructuring charges recorded during the three months ended March 31, 2003.

Income from operations decreased by $10.0 million to a loss of $1.7 million for the three months ended March 31, 2004 from income of $8.3 million in the same period one year ago primarily due to the reasons noted in the preceding paragraphs.

Total other expense increased by $0.7 million, to $1.4 million in the three months ended March 31, 2004 from $0.7 million in the same three-month period in the last fiscal year primarily due to higher foreign currency transaction exchange losses and a one-time charge associated with a vendor dispute.

The Company had an effective income tax rate of negative 20.2% for the three months ended March 31, 2004 and 38.9% for the three months ended March 31, 2003. The decline was primarily due to this quarter's restructuring charge as noted above and a re-assessment of tax reserves based on current tax exposure.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2003:

Service revenue increased by $24.7 million, or 6.5%, to $406.1 million for the nine months ended March 31, 2004 from $381.4 million in the same period one year ago. On a geographic basis, service revenue for the nine months ended March 31, 2004 was distributed as follows: The Americas - $190.6 million (46.9%), Europe - $200.3 million (49.3%), and Asia/Pacific - $15.2 million (3.8%). For the nine months ended March 31, 2003, service revenue was distributed as follows: The Americas - $199.8 million (52.4%), Europe - $167.6 million (43.9%), and Asia/Pacific - $14.0 million (3.7%). On a segment basis, CRS service revenue increased by $6.4 million, or 2.8%, to $234.9 million for the nine months ended March 31, 2004 from $228.5 million in the same period in fiscal year 2003. Of the total 2.8% increase, approximately 7.1% was attributed to the positive impact of foreign currency fluctuations, partially offset by a 4.3% decrease in revenue caused by signing of fewer favorable changes-in-scope, and the lingering impact of a relatively low level of new business wins in calendar year 2003. PCG service revenue for the nine months ended March 31, 2004 increased by $4.0 million, or 5.2%, to $80.3 million for the nine months ended March 31, 2004 from $76.3 million in the same period one year ago. Of the total 5.2% increase, approximately 10.9% was attributed to the positive impact of foreign currency fluctuations, partly offset by a 5.7% decrease in revenue primarily due to a reduction in FDA enforcement activity and reduced levels of discretionary spending by biopharmaceutical companies, which impacted the regulatory and consulting segments of the PCG business as compared with the same nine-month period in the last fiscal year. MMS service revenue increased by $5.5 million, or 9.2%, to $65.0 million in the nine-month period ended March 31, 2004 from $59.5 million in the same period one year ago. Of the total 9.2% increase, 1.3% was attributed to incremental revenue from the Pracon and HealthIQ business, which was acquired by the Company in November 2002, and the remaining 7.9% was primarily due to a strong rebound in demand for the group's services as customers kicked off their new budget years during the third quarter of this fiscal year. Perceptive service revenue increased by $9.0 million, or 52.8%, to $25.9 million in the nine months ended March 31, 2004 as compared with $16.9 million in the same period one year ago. Of the total 52.8% increase, 31.7% was attributed to incremental revenue associated with the FW Pharma business, which was acquired by the Company in January 2003, approximately 4.9% was attributed to the positive impact of foreign currency fluctuations, and the remaining 16.2% primarily resulted from a continued increased demand for the group's medical diagnostic imaging services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $13.0 million, or 5.1%, to $266.3 million for the nine months ended March 31, 2004 from $253.3 million in the same period last fiscal year. On a segment basis, CRS direct costs decreased $1.7 million, or 1.1%, to $142.1 million for the nine months ended March 31, 2004 from $143.8 million in the same nine-month period in fiscal year 2003. Of the total 1.1% decrease, 10.1% resulted from tighter cost controls, continued improvements in quality and productivity, and reduced loss reserve requirements related to the Company's success in resolving aged receivable issues, partially offset by a 9.0% increase caused by foreign currency fluctuations. As a percentage of service revenue, CRS direct costs for the nine months ended March 31, 2004 improved by 2.4 points to 60.5% in the nine months ended March 31, 2004 from 62.9% in the same period in the last fiscal year primarily due to tighter cost controls and continued improvements in quality and productivity. PCG direct costs increased $2.4 million, or 4.2%, to $61.2 million in the nine months ended March 31, 2004 from $58.8 million in the same period one year ago. Of the total 4.2% increase, foreign currency fluctuations contributed approximately 10.8%, partially offset by a 6.6% decrease in direct costs from the same nine-month period in fiscal year 2003, as a result of tighter cost controls. As a percentage of service revenue, PCG direct costs for the nine months ended March 31, 2004 decreased by
0.7 points to 76.3% in the nine-month period ended March 31, 2004 from 77.0% in the same period one year ago. MMS direct costs increased $9.4 million, or 23.6%, to $49.2 million in the nine months ended March 31, 2004 from $39.8 million for the nine months ended March 31, 2003. Of the total 23.6% increase, approximately 4.1% was attributed to foreign currency fluctuations, with the remaining 19.5% primarily due to additional hiring in anticipation of increased business. As a percentage of service revenue, MMS direct costs increased by 8.8 points to 75.6% in the nine months ended March 31, 2004 from 66.8% in the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix. Perceptive direct costs increased by $2.8 million, or 25.1%, to $13.7 million in the nine months ended March 31, 2004 from $11.0 million in the same period in the last fiscal year. Of the total 25.1% increase, approximately 4.1% was attributed to foreign currency fluctuations and 9.1% was attributed to incremental costs associated with the FW Pharma acquisition completed in January 2003, with the remaining 11.9% increase primarily due to increased labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs for the nine months ended March 31, 2004 decreased by 11.8 points to 53.0% in the nine-month period ended March 31, 2004 from 64.8% in the same period one year ago primarily due to sharply higher revenue and continued productivity improvements.

SG&A expenses increased by $5.9 million, or 6.6%, to $95.8 million for the nine months ended March 31, 2004 from $89.9 million in the same period in the last fiscal year primarily due to foreign currency fluctuations. As a percentage of service revenue, SG&A was flat at 23.6% in both of the nine-month periods ended March 31, 2004 and 2003.

D&A expense increased by $3.6 million, or 24.0%, to $18.8 million for the nine months ended March 31, 2004 from $15.2 million for the same period in the last fiscal year. Of the total 24.0% increase, 4.9% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 19.1% was primarily due to foreign currency fluctuations and a higher level of depreciation expense as a result of an increase in capital spending during the second half of fiscal year 2003. As a percentage of service revenue, D&A was 4.6% for the nine months ended March 31, 2004 and 4.0% for the same period one year ago.

During the nine months ended March 31, 2004, the Company recorded restructuring charges totaling $10.8 million. These charges were all recorded in the quarter ended March 31, 2004, and included $3.9 million of employee severance and related costs for eliminating approximately 157 managerial and staff positions worldwide, $5.6 million related to newly abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities. During the nine months ended March 31, 2003, the Company recorded a facilities-related restructuring charge totaling $5.9 million, as a result of changes in prior assumptions regarding certain leased facilities which were previously abandoned as part of the Company's June 2001 restructuring charge. The changes in prior assumptions were caused by challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities, especially at previously estimated rental rates.

Income from operations decreased by $2.6 million, or 15.6%, to $14.4 million for the nine months ended March 31, 2004 from $17.0 million in the same period one year ago primarily due to an increased level of restructuring charges and the other reasons noted in the preceding paragraphs. Income from operations decreased as a percentage of service revenue to 3.5% for the nine months ended March 31, 2004 from 4.5% for the same period in the last fiscal year.

Total other income (expense) improved by $1.6 million to $(1.5) million in the nine months ended March 31, 2004 as compared with $(3.1) million in the same nine-month period ended March 31, 2003, primarily due to lower foreign currency transaction exchange losses.

The Company had an effective income tax rate of 41.1% for the nine months ended March 31, 2004 and 40.3% for the nine months ended March 31, 2003. Tax rates are a function of profitability in the various taxing jurisdictions in which the Company does business. A valuation allowance that had been previously established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments was released during the second quarter of this fiscal year based on an assessment that it is more likely than not that these benefits will be realized.

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

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO in accounts receivable, net of deferred revenue, was 37 days at March 31, 2004 compared with 45 days at June 30, 2003. The decrease in DSO at March 31, 2004 as compared with June 30, 2003 primarily resulted from continued improvement in billing practices and increased collection activities, including resolution and collection of aged accounts receivable. Accounts receivable, net of the allowance for doubtful accounts was $222.8 million ($124.5 million in billed accounts receivable and $98.3 million in unbilled accounts receivable) at March 31, 2004 and $222.7 million ($144.0 million in billed accounts receivable and $78.7 million in unbilled accounts receivable) at June 30, 2003. Deferred revenue was $147.6 million at March 31, 2004 and $130.7 million at June 30, 2003. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the nine months ended March 31, 2004 totaled $28.3 million and was generated from $18.8 million related to non-cash charges for depreciation and amortization expense, a $17.1 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $7.3 million of net income, and $1.2 million from other sources, partially offset by a $7.7 million decrease in accounts payable, a $4.3 million increase in other assets, and a $4.1 million decrease in liabilities. For the nine months ended March 31, 2003, net cash provided by operating activities was $36.5 million and was generated from a $20.5 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $15.2 million related to non-cash charges for depreciation and amortization expense, and $7.8 million of net income, offset by a $3.7 million decrease in accounts payable and a $3.3 million increase in other assets.

Net cash used in investing activities for the nine months ended March 31, 2004 totaled $49.8 million and consisted of $18.8 million used in the purchase of marketable securities, $17.6 million used for capital expenditures (primarily computer hardware and software), and $13.4 million used for the acquisition of 3C and for the purchase of additional capital stock of FARMOVS, a majority owned subsidiary of the Company. Net cash used in investing activities for the nine months ended March 31, 2003 totaled $8.1 million and consisted of $22.3 million used for capital expenditures (primarily computer software/hardware and leasehold improvements and $11.2 million used for the acquisitions of Pracon & HealthIQ and FW Pharma, offset by $25.0 million of net proceeds from the sale of marketable securities and $0.4 million in proceeds from the sale of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2004 totaled $0.7 million, and was generated from $5.3 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans, offset by $4.4 million used to repurchase the Company's common stock pursuant to its stock repurchase program, and $0.2 million of other items. For the nine months ended March 31, 2003, net cash provided by financing activities totaled $1.8 million, and was primarily generated from proceeds related to the issuance of common stock associated with the Company's stock option and employee stock purchase plans.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The Company entered into this line of credit primarily to facilitate business transactions with the bank. At March 31, 2004 the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.7 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2004, the Company had approximately $1.7 million available credit under these arrangements.

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

RELATED PARTY TRANSACTIONS

During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the nine months ended March 31, 2004, approximately 18.3% of total service revenue was denominated in British pounds and approximately 28.2% of total service revenue was denominated in Euros. The Company enters into foreign currency exchange contracts to offset the impact of currency fluctuations. Such contracts are not treated as hedges for accounting purposes. The notional contract amount of outstanding currency exchange contracts was approximately $11.2 million as of March 31, 2004. The potential loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.2 million.

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

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results. In both the fiscal years 2003 and 2002, AstraZeneca accounted for 11% of the Company's consolidated service revenue. If the Company's largest client terminated all of its contracts with the Company, it would adversely affect the Company's operating results, possibly materially.

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

The Company primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, Contract Research Organizations ("CROs"), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, the Company's PCG and MMS businesses also compete with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive, a majority owned subsidiary of the Company, competes primarily with biopharmaceutical services companies, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

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

The Company provides most of its services worldwide. The Company's service revenue from non-U.S. operations represented approximately 53.7% of total service revenue for the nine months ended March 31, 2004 and approximately 48.2% of total service revenue for the nine-month period a year ago. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.3% of total service revenue for the nine months ended March 31, 2004 and approximately 18.4% of total service revenue for the nine months ended March 31, 2003. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $3.6 million for the quarter ended June 30, 2003, $7.8 million for the quarter ended September 30, 2003, $8.2 million for the quarter ended December 31, 2003 and $(1.7) million for the quarter ended March 31, 2004. Factors that cause these variations include:

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

Approximately 80-85% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 80-85% of the Company's total operating costs in the nine months ended March 31, 2004. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 53.7% of the Company's service revenue for the nine months ended March 31, 2004 and 48.2% of the Company's service revenue for the nine months ended March 31, 2003 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

          - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2004, approximately 18.3% of total service revenue was denominated in British pounds and approximately 28.2% of total service revenue was denominated in Euros. For the nine months ended March 31, 2003, approximately 18.4% of total service revenue was denominated in British pounds and approximately 23.7% of total service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On April 30, 2004, the closing sale price of the Company's common stock on the NASDAQ National Market was $19.54 per share. During the period from January 1, 2002 to March 31, 2004, the closing sale price of the Company's common stock ranged from a high of $18.49 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (e) THE FOLLOWING TABLE PROVIDES INFORMATION ABOUT PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND ITS AFFILIATED PURCHASERS DURING THE QUARTER ENDED MARCH 31, 2004.

                                                         (c) Total Number of   (d) Maximum Number (or
                                                          Shares (or Units)      Appropriate Dollar
                    (a) Total Number                      Purchased as Part     Value) of Shares (or
                      of Shares (or       (b) Average        of Publicly        Units) that May Yet Be
                     Units) Purchased    Price Paid per  Announced Plans or      Purchased Under the
       Period              (1)          Share (or Unit)     Programs (2)          Plans or Programs
-------------------  ----------------   ---------------  -------------------   -----------------------
01/01/04 - 01/31/04            56,000   $         17.17               56,000          $10.8 million
02/01/04 - 02/29/04           193,200   $         17.19              193,200          $ 7.5 million
03/01/04 - 03/31/04             9,400   $         17.32                9,400          $ 7.4 million
                     ----------------   ---------------  -------------------
  Total                       258,600   $         17.19              258,600
                     ================   ===============  ===================

     (1) The Company purchased an aggregate of 258,600 shares of its common stock pursuant to the repurchase plan that was publicly announced on September 27, 1999 (the "Plan").

     (2) The Company's Board of Directors approved the repurchase by the Company of shares of its common stock having a value of up to $20.0 million in the aggregate pursuant to the Plan. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when all shares authorized for repurchase thereunder have been repurchased by the Company.

ITEM 5. OTHER INFORMATION

The Board of Directors of the Company (the "Board") formed a Nominating and Corporate Governance Committee (the "Committee") in December 2002 and adopted a charter for the Committee in February 2004. The Charter provides that the Committee shall consist of two or more members of the Board, all of whom shall be independent unless otherwise permitted by the applicable rules of NASDAQ. The Committee has the authority and responsibility, among other things, to identify individuals qualified to serve as members of the Board and nominate persons for election as a director by the stockholders, and nominate persons for election by the directors to fill vacancies on the Board. In making such nominations, the Committee shall consider candidates proposed by stockholders of the Company. The Committee will apply the same criteria to, and follow substantially the same process in considering, candidates proposed by stockholders as it does with other candidates. The Committee may from time to time adopt such procedures regarding shareholder candidates for director as it deems appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which
          Exhibit Index is incorporated by this reference.

     (b) The Company furnished a Current Report on Form 8-K on January 22, 2004 under Item 12, which included the Company's press release dated January 22, 2004 containing financial results for the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PAREXEL International Corporation

Date: May 13, 2004                        By: /s/ Josef H. von Rickenbach
                                          --------------------------------------

                                          Josef H. von Rickenbach
                                          Chairman of the Board and Chief
                                          Executive Officer

Date: May 13, 2004                        By: /s/ James F. Winschel, Jr.
                                          --------------------------------------

                                          James F. Winschel, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------    ------------------------------------------------
     31.1         CEO certification pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

     31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002