Form 10-K
period 2004-06-30
PAREXEL INTERNATIONAL CORP
filed 2004-09-10
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. YES (X) NO ( ).

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

The aggregate market value of Common Stock held by nonaffiliates as of December 31, 2003 was approximately $283,814,414, based on the closing price of the registrant's Common Stock as reported on the NASDAQ National Market on December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2004 there were 25,936,067 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 2004 are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report.

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I
              Item 1.  Business                                                3
              Item 2.  Properties                                             21
              Item 3.  Legal Proceedings                                      21
              Item 4.  Submission of Matters to a Vote of Security Holders    21
PART II
              Item 5.  Market for Registrant's Common Equity, Related
                         Stockholder Matters, and Issuer Purchases of
                         Equity Securities                                    22
              Item 6.  Selected Financial Data                                23
              Item 7.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  24
              Item 7A. Quantitative and Qualitative Disclosures About
                         Market Risk                                          34
              Item 8.  Financial Statements and Supplementary Data            36
              Item 9.  Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                  59
              Item 9A. Controls and Procedures                                59
              Item 9B. Other Information                                      59
PART III
              Item 10. Directors and Executive Officers of the Registrant     59
              Item 11. Executive Compensation                                 59
              Item 12. Security Ownership of Certain Beneficial Owners
                         and Management and Related Stockholder Matters       59
              Item 13. Certain Relationships and Related Transactions         60
PART IV
              Item 14. Principal Accountant Fees and Services                 60
              Item 15. Exhibits, Financial Statement Schedule, and
                         Reports on Form 8-K                                  60
SIGNATURES                                                                    61

                                     PART I

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding the Company's strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors include the Company's "critical accounting estimates" and the risk factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of this annual report.

ITEM 1. BUSINESS

GENERAL

PAREXEL International Corporation ("PAREXEL" or the "Company") is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company's services complement the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development and process optimization consulting, and information technology products and integration services. The Company's goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for the new medical products.

The Company is one of the largest bio/pharmaceutical services company in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 51 locations and has approximately 4,875 employees throughout 35 countries around the world. The Company has operations in the major health care markets around the world, including the United States ("U.S."), Canada, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Israel, Norway, Belgium, The Netherlands, Denmark, Finland and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and the Ukraine. During fiscal year 2004, PAREXEL derived 54.8% of its service revenue from its international operations.

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

DESCRIPTION OF BUSINESS

The Company provides a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through four business segments: Clinical Research Services ("CRS"), the PAREXEL Consulting Group ("PCG"), Medical Marketing Services ("MMS"), and Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. MMS also provides health policy consulting and strategic reimbursement services. Perceptive provides a variety of information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. As of June 30, 2004, the Company owned an approximate 97.9% of the outstanding shares of common stock of Perceptive.

CLINICAL RESEARCH SERVICES

The Company's CRS business unit provides clinical trials management and biostatistical and data management services. Revenue from these services represented $309.3 million, or 56.5%, of the Company's consolidated service revenue in fiscal year 2004, $312.8 million, or 59.9%, in fiscal year 2003, and $261.7, or 58.0%, in fiscal year 2002.

The CRS business unit offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for bio/pharmaceutical products. The Company has performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. PAREXEL's multi-disciplinary clinical trials group examines a product's existing preclinical and clinical data to design clinical trials to provide evidence of the product's safety and efficacy.

PAREXEL's CRS business unit can manage many aspects of clinical trials, including study and protocol design, Case Report Forms ("CRFs") design, site and investigator recruitment, patient enrollment, study monitoring and data collection, data analysis, report writing and medical services. See "Government Regulations" for additional information regarding processes involved in clinical trials.

Clinical trials are monitored for and with strict adherence to good clinical practice ("GCP"). The design of efficient CRFs, detailed operations manuals and site monitoring by CRS's clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures ("SOPs"), which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall bio/pharmaceutical development process. The information generated during these trials is critical for gaining marketing approval from the Food and Drug Administration ("FDA") and other regulatory agencies and market acceptance by clinicians and patients. CRS clinical trial management services involve many phases of clinical trials, including Phases II, III, or IV clinical trials.

- PHASE II - IV

The CRS business unit assists clients with one or more of the following aspects of clinical trials as shown below. CRS performs both full-service and single-/multi-service trials. PAREXEL's involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial.

      STUDY PROTOCOL DESIGN - The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to predict correctly the requirements of the regulatory authorities.

      CRF DESIGN - Once the study protocol has been finalized, the CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

      SITE AND INVESTIGATOR RECRUITMENT - The product under investigation is administered to patients by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company provides additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

      PATIENT ENROLLMENT - The investigators, usually with the assistance of a clinical research organization ("CRO"), find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

      STUDY MONITORING AND DATA COLLECTION - As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company offers several remote data entry ("RDE") technologies, which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. The Company's study monitoring and data collection services are designed to comply with the FDA's adverse events reporting guidelines.

      DATA MANAGEMENT - PAREXEL's data management professionals provide a broad array of services to support the accurate collection, organization, validation and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of RDE technologies to gather and report clinical data expedites data exchange while minimizing data collection errors as a result of more timely verification of data integrity. After the data is entered, data management performs an array of data abstraction, data review, medical coding, serious adverse event reconciliation, loading of electronic data, such as laboratory data, database verification and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor.

      The CRS business unit has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application ("NDA") submissions and databases in strict accordance with FDA, European and Asian regulatory specifications.

      BIOSTATISTICS AND PROGRAMMING - PAREXEL's biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to an analysis plan. The CRS business unit biostatisticians may also represent clients during panel hearings at the FDA.

      REPORT WRITING - A description of the study conduct, along with the statistical analysis findings for data collected during the trial together with other clinical data are presented and summarized in a final report generated for inclusion in a regulatory document.

      MEDICAL SERVICES - Throughout the course of a development program, PAREXEL's physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research and to monitor patient safety, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing and strategy and product development.

      PROJECT MANAGEMENT - Throughout the entire spectrum of activities described above CRS provides project management services. These services entail providing overall leadership to the PAREXEL project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials - single-service, multi-service, or full-service.

PAREXEL CONSULTING GROUP

The PCG business unit offers a number of consulting and advisory services in support of product development, regulatory and marketing processes. This group brings together experts from relevant disciplines and focuses on designing meaningful solutions and helping clients make the best business decisions with respect to their product lifecycle strategies. This group also serves as a valuable resource for the Company's internal operations. PCG includes four business units, KMI/PAREXEL, Worldwide Regulatory Affairs ("WRA"), Clinical Pharmacology, and Barnett International ("Barnett"). Service revenue from the PCG business represented $113.1 million, or 20.7%, of consolidated service revenue in fiscal year 2004, $100.8 million, or 19.3%, in fiscal year 2003, and $94.5 million, or 20.9%, in fiscal year 2002.

- KMI/PAREXEL

KMI/PAREXEL offers manufacturing and information technology related services to the pharmaceutical, bio/pharmaceutical and medical device industries in the U.S and Europe. Employing an experienced team of former FDA investigators and experienced engineers, the Company uses its established methodologies and innovative information systems to assist clients in satisfying regulatory standards for manufacturing and quality systems processes throughout a product's lifecycle. KMI/PAREXEL has a staff of senior consultants with extensive experience and recognized expertise in good manufacturing practices ("GMP") and other FDA requirements. KMI/PAREXEL can evaluate clients' existing systems, help prepare for FDA inspections, conduct NDA integrity audits, and develop regulatory correctional action plans.

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

- CLINICAL PHARMACOLOGY

Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from "first in man" to "proof of concept studies" in Phases I and IIa of development. See "Governmental Regulations" for additional information regarding the early stages of clinical testing. PCG's Clinical Pharmacology group provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL's international network of clinical pharmacology operations includes operations in Berlin (Germany), Baltimore, Maryland (U.S.), Bloemfontein (South Africa) and Harrow (U.K.), and bioanalytical laboratories in Bloemfontein and Poitiers (France). These laboratories perform bioanalytical analyses according to Good Laboratory Practices ("GLP") principles. With these locations, PCG's Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 343 dedicated beds (cooperating partners not included) on three continents. The network also cooperates with a pharmageriatrics center in Germany and a location, which specializes in renal and hepatic impairment, in Poland, Hungary, and the Czech Republic.

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

MEDICAL MARKETING SERVICES

Various pressures on the pharmaceutical industry have resulted in a greater focus on decreasing the time to peak sales in order to maximize revenue and profits over limited patent lives. MMS's strategy is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expert product pre-launch and launch services in the U.S., Europe, and internationally. Service revenue from the MMS business represented $88.8 million, or 16.2%, of consolidated service revenue in fiscal year 2004, $83.9 million, or 16.1%, in fiscal year 2003, and $75.2 million, or 16.7%, in fiscal year 2002.

The Company's experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing their products' rapid acceptance by opinion leaders, physicians, managed care organizations and patient groups leading to accelerated product acceptance and market penetration. MMS provides an integrated communication plan, which includes market and opinion leader development, market preparation, and targeted communications support to clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include meetings and exhibitions planning, continuing medical education ("CME") programs to help keep medical professionals apprised of current medical developments, patient recruitment programs, strategies for medical manufacturers regarding reimbursement from insurance companies and managed care providers, telecommunications and call center support for patient assistance programs and Phase IV studies.

PERCEPTIVE INFORMATICS, INC.

Perceptive, a majority-owned (97.9% of outstanding shares of common stock as of June 30, 2004) subsidiary of PAREXEL, was formed by the Company in fiscal year 2000. Perceptive is a developing business that provides a variety of information technology solutions designed to improve clients' product development processes. Service revenue from the Perceptive business represented $36.0 million, or 6.6%, of consolidated service revenue in fiscal year 2004, $24.8 million, or 4.7%, in fiscal year 2003, and $20.0 million, or 4.4%, in fiscal year 2002. PAREXEL currently offers through Perceptive a portfolio of technology-based services and software products that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

Perceptive's medical imaging services coordinate the use of a variety of medical imaging modalities (e.g., radiographs, ultrasound, computed tomography and, magnetic resonance imaging) to evaluate product safety and efficacy.

The business unit's IVRS service utilizes an Application Service Provider model under which the company designs, develops, deploys, hosts, and supports an application for each trial. Participating investigators call a toll free number to enroll patients in a trial, and are able to interact with the system in their native language. The system confirms enrollment and assigns a drug kit for the patient. The system is also capable of monitoring drug inventory at investigator sites and triggering drug shipments as needed.

Perceptive's CTMS solutions are software packages that assist bio/pharmaceutical companies in the complex process of planning and managing clinical trials and they include IMPACT, INITIATOR, and INVESTIGATOR. IMPACT, the company's flagship software product, is an enterprise-wide clinical trials management system used to plan studies, track progress, support monitoring activities, track costs, and track clinical supplies. The system is used by approximately 30 bio/pharmaceutical companies and by approximately 15,000 users worldwide. It is primarily used for Phase II, III and IV studies. INITIATOR is a separate software package offered by the Company to assist in the management and conduct of Phase I trials. Perceptive also offers an investigator database tool, INVESTIGATOR, to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select the best investigators when initiating a new clinical trial.

Perceptive's web-based portal allows secure access to critical, real-time information over the web. The portal supports clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data.

Through its Integration Services Group, Perceptive provides services in support of its software packages including implementation, deployment, validation, hosting, and integration.

Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO for electronic patient reported outcomes. Perceptive offers clients solutions that include capturing data from patients using handheld technology or over the telephone using the company's IVRS technology.

Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as the Company's internal processes.

INFORMATION SYSTEMS

PAREXEL is committed to investing in information technology designed to help the Company provide high quality services in a cost-effective manner and to better manage its internal resources. The Company has built its information technology network by developing a number of proprietary information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry, data management, project management, and procurement/expense processing.

The Company maintains an internal Information Services group that is responsible for technology planning and procurement, applications development, program management, operations, and management of the Company's worldwide computer network. The Company's information systems are designed to work in support of and reinforce the Company's SOPs. The Company's information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client systems.

SALES AND MARKETING

PAREXEL has marketing personnel for the purpose of carrying out the Company's global business development activities. In addition to significant selling experience, most of these individuals have technical and/or scientific backgrounds. The Company's senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.

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

Each business development employee is generally responsible for a specific client segment or group of clients and for developing a strategy to maintain and strengthen an effective relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information, developing and defending proposals and making presentations to clients.

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

CLIENTS

The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the bio/pharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal year 2004, the Company's five largest clients accounted for 30% of its consolidated service revenue, although no client accounted for 10% or more of consolidated service revenue. In fiscal year 2003, the Company's five largest clients accounted for 32% of its consolidated service revenue and one client, AstraZeneca PLC, accounted for 11% of consolidated service revenue. The loss of business from a significant client could materially and adversely affect the Company's service revenue and results of operations.

For fiscal year 2004, approximately 45.2% of the Company's service revenue was attributed to operations in the U.S. and approximately 54.8% of the Company's service revenue was attributed to operations outside the U.S. Financial data on a geographic basis are included in Note 17 to the consolidated financial statements in Item 8 of this annual report.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2004 was $699.2 million, compared with $586.6 million at June 30, 2003. The Company anticipates that approximately $312.8 million of the backlog as of June 30, 2004 will be recognized as revenue after fiscal year 2005 concludes.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Projects under contracts included in backlog are subject to termination, revision, or delay. As detailed more fully in the "Risk Factors" section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts can be terminated upon thirty to sixty days' notice by the client. The Company typically is entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.

COMPETITION

The Company competes with other bio/pharmaceutical services companies and other organizations that provide one or more of the services currently being offered by the Company. Some of the larger bio/pharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development Inc., offer services that compete directly with the Company's services at many levels.

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

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills and capabilities. The Company's CRS group primarily competes against in-house departments of pharmaceutical companies, other full service bio/pharmaceutical services companies, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. The primary competitors for the CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., Inveresk Research Group Inc., Kendle International Inc. and ICON PLC.

CRS generally competes on the basis of:

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

-     financial strength and stability; and

-     price.

The Company believes CRS's key competitive strengths are its global footprint and related access to patients, therapeutic knowledge, and its experience in global drug development.

PCG

PCG competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small bio/pharmaceutical services companies, smaller companies with a specific service focus, and individual consultants. The Company believes that no other company in this area provides the particular combination of services that PCG provides. Furthermore, there is limited overlap of competitors from one service to the other because of the Company's varied service offerings. The competition in this segment is generally based on expertise, experience, reputation and price. The Company believes that PCG's key competitive strength is its breadth and depth of expertise in regulatory strategy, submissions and manufacturing compliance, and early stage drug development.

MMS

MMS competes with a large and fragmented group of companies including specialist medical marketing companies, large international advertising companies that offer medical education services, medical public relation firms, and small and large bio/pharmaceutical services companies that offer medical marketing and education services. The primary factors on which MMS competes include the ability to understand the commercial, medical/scientific, regulatory/reimbursement and communications issues involved in a successful pharmaceutical product launch; the ability to develop global marketing and communication strategies that accelerate product acceptance and market penetration; and the ability to translate those strategies into actionable activities and pricing. The Company believes that MMS's key competitive strengths are the innovative marketing services that it provides and the breadth of MMS's varied service offerings.

PERCEPTIVE

The Perceptive business competes primarily with bio/pharmaceutical services companies, information technology companies and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive's key competitive strength is its combination of technological expertise and knowledge of clinical development. The Company believes that its strategy of collaborating with other technology companies to implement certain tools, rather than developing its own, allows Perceptive to adapt to new technologies more quickly than many of its competitors. Perceptive's market position may be affected over time by competitors' efforts to develop and market new information technology products and services.

INTELLECTUAL PROPERTY

The Company's trademark "PAREXEL", is of material importance to the Company and it has registered this and other trademarks in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to become generic.

EMPLOYEES

As of June 30, 2004, the Company had 4,875 employees. Approximately 38% of the employees are located in North America and 62% are located throughout Europe, Asia/Pacific and South America. The Company believes that its relations with its employees are good.

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

GOVERNMENT REGULATIONS

PAREXEL provides clinical trial and diverse consulting services for pharmaceutical, biotechnology and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials can adversely affect PAREXEL. Lack of success in obtaining marketing approval or clearance for a product for which PAREXEL has provided clinical trial or other services can also adversely affect the Company. PAREXEL makes no guarantees to its clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing applications.

Clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. The Company is obligated to comply with FDA requirements governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to products, and maintaining thorough and accurate records. The Company is also required to ensure that the computer systems it uses to process human data from clinical trials are validated in accordance with the electronic records regulations that apply to the pharmaceutical and CRO industries (21 CFR Part
11). The Company must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsor and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval of a product application submitted to the FDA.

The clinical investigation of new drugs, biologics and medical devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. The European Union ("EU") established as of May 1, 2004 the Clinical Trials Directive (the "Directive") in an attempt to harmonize the regulatory requirements of the member states for the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 25 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the U.S., clinical trials in the E.U., are expected to be carried out in compliance with detailed requirements for GCP. The foreign regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA's regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements in numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors for at least the past eight years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as ICH. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian, the EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document ("CTD") in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. The Company has developed the expertise to prepare CTDs for its clients in both paper and electronic form.

REGULATION OF DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phases I, II and III studies are completed with respect to a given product, if at all, although the time period may last many years. The stages of this development process are generally as follows:

      PRECLINICAL RESEARCH (APPROXIMATELY 1 TO 3.5 YEARS) - In vitro ("test tube") and animal studies in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions and diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must be activated by the FDA before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.

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

      NDA OR BIOLOGIC LICENSE APPLICATION ("BLA") PREPARATION AND SUBMISSION - Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA (in CTD format as of July 1, 2003), which today comprises, on average, roughly 100,000 pages.

      FDA REVIEW OF NDA OR BLA - The FDA carefully scrutinizes data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or "indication") under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied and even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not ultimately satisfied.

      POST-MARKETING SURVEILLANCE AND PHASE IV STUDIES - Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life. Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

Laws protecting confidential medical information could impact the manner in which the Company conducts certain components of its business. On August 14, 2002, the Department of Health and Human Services issued final modifications to privacy regulations (the "Privacy Rule") under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations impose restrictions governing the disclosure of confidential medical information in the U.S.

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

POTENTIAL LIABILITY AND INSURANCE

PAREXEL's clinical research services focuses on the testing of experimental drugs and devices on human volunteers pursuant to study protocols. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug or medical device. PAREXEL does not provide healthcare services directly to patients. Rather, PAREXEL physicians or physician investigators are responsible for administering drugs and evaluating patients. Many of these patients are already seriously ill and are at risk of further illness or death.

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

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. These risk factors could cause actual results to differ from those indicated by forward-looking statements made in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, the Company's business, financial condition, or results of operations would likely suffer.

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon 30 to 60 days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results.

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

      -     product withdrawal following market launch; and

      -     manufacturing facility shut down.

In addition, the Company believes that companies regulated by the FDA may proceed with fewer clinical trials or conduct them without the assistance of bio/pharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with bio/pharmaceutical services companies such as the Company.

THE COMPANY FACES INTENSE COMPETITION IN MANY AREAS OF ITS BUSINESS; IF THE COMPANY DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED

The bio/pharmaceutical services industry is highly competitive, and the Company faces numerous competitors in many areas of its business. If the Company fails to compete effectively, the Company may lose clients, which would cause its business to suffer.

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

THE FIXED PRICE NATURE OF THE COMPANY'S CONTRACTS COULD HURT ITS OPERATING
RESULTS

Approximately 85.0% of the Company's contracts are at fixed prices. As a result, the Company bears the risk of cost overruns. If the Company fails to adequately price its contracts or if the Company experiences significant cost overruns, its gross margins on the contract would be reduced and the Company could lose money on contracts. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future.

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR THE COMPANY'S SERVICES COULD DECREASE

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of the Company's business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for the Company's services. If companies regulated by the FDA or similar foreign regulatory authorities needed fewer of PAREXEL's services, the Company would have fewer business opportunities and its revenues would decrease, possibly materially.

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the E.U. by adopting standards for GCP and by making the clinical trial application and approval process more uniform across member states starting in May 2004. . The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan had adopted GCP since April 1998. The U.S., Europe and Japan have also collaborated in the 14-year-long ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

For example, parts of PAREXEL's PCG business advises clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCG business in this area. As a result of lower level of FDA enforcement activities over the last two years, PCG has experienced a decline in the group's GMP consulting business, which has adversely affected the business unit.

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

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company's revenue and adversely affect its business and financial condition, possibly materially. In the fiscal year ended June 30, 2004, the Company's five largest clients accounted for 30% of its consolidated service revenue, although no client accounted for 10% or more of consolidated service revenue. In the fiscal year ended June 30, 2003, the Company's five largest clients accounted for 32% of its consolidated service revenue, and one client, AstraZeneca, accounted for 11% of consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company's contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.

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

IF THE COMPANY'S HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEFT, ITS BUSINESS WOULD BE HARMED

The Company relies on the expertise of its Chairman and Chief Executive Officer, Josef H. von Rickenbach. If Mr. von Rickenbach left, it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of the Company's products and services and the bio/pharmaceutical services industry. The Company is a party to an employment agreement with Mr. von Rickenbach, which may be terminated by the Company or Mr. von Rickenbach upon notice to the other party.

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

THE COMPANY MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH CLAIMS

The Company's CRS business primarily involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the drug or device by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death.

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

The Company also carries insurance to cover its risk of liability. However, the Company's insurance is subject to deductibles and coverage limits and may not be adequate to cover claims. In addition, liability coverage is expensive. In the future, the Company may not be able to maintain or obtain liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect it against losses due to claims.

THE COMPANY'S BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS OR FINANCIAL POSITION

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 54.8% of total service revenue for the year ended June 30, 2004 and approximately 49.2% of total service revenue for the year ended June 30, 2003. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.3% of total service revenue for the year ended June 30, 2004 and approximately 18.4% of total service revenue for the year ended June 30, 2003. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $7.8 million for the quarter ended September 30, 2003, $8.2 million for the quarter ended December 31, 2003, $(1.7) million for the quarter ended March 31, 2004, and $10.3 million for the quarter ended June 30, 2004. Factors that cause these variations include:

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

Approximately 80-85% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 65-70% of the Company's total operating costs in fiscal year 2004. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 54.8% of the Company's service revenue for the year ended June 30, 2004 and approximately 49.2% of the Company's service revenue for the year ended June 30, 2003 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the year ended June 30, 2004, approximately 18.3% of total service revenue was denominated in British pounds and approximately 32.2% of total service revenue was denominated in Euros. For the year ended June 30, 2003, approximately 18.4% of total service revenue was denominated in British pounds and approximately 26.7% of total service revenue was denominated in Euros.

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

      - the Company is subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in the Company's board of directors may only be filled by a vote of the Company's board of directors and the number of directors may be fixed only by the Company's board of directors;

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On August 30, 2004 the closing sale price of the Company's common stock on the NASDAQ National Market was $20.23 per share. During the period from July 1, 2002 to June 30, 2004, the closing sale price of the Company's common stock ranged from a high of $20.96 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 2. PROPERTIES

As of June 30, 2004, the Company occupied approximately 1,400,000 square feet of building space in 51 locations in 35 countries around the world. Except for 26,600 square feet of building space in Poitiers, France, the Company does not own any properties, but leases space under various leases that expire between 2004 and 2022.

The Company's non-U.S. facilities account for approximately 750,000 square feet. In particular, the Company occupies approximately 191,000 square feet in various locations in the United Kingdom, 234,000 square feet in various locations in Germany and 83,000 square feet in various locations in France.

The Company's principal facilities are set forth below:

Facility                         Space                    Use of Facility               Lease Expiration
--------                         -----                    ---------------               ----------------
Headquarters in Waltham,  MA    212,000        CRS, PCG, Perceptive and General &
                                               Administrative ("G&A")                         2009
Uxbridge, UK                     87,000        CRS, PCG, MMS, and G&A                         2022
Berlin, Germany                 120,000        CRS, PCG, Perceptive and G&A                   2013

The following table indicates the approximate square footage of property attributable to each of the Company's operating segments:

                                      Total Sq. Ft.
                                      -------------
CRS.................................     624,500
PCG.................................     243,750
MMS.................................     162,650
Perceptive..........................      82,000
General and Administrative..........     289,500

See Note 15 to the consolidated financial statements included in Item 8 of this annual report for further information regarding the Company's lease obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PRXL". The table below shows the high and low bid prices of the common stock for each quarter of the fiscal years ended June 30, 2004 and 2003, respectively, on the NASDAQ National Market. The prices in the table below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                 2004                       2003
                            High      Low              High      Low
                           ------    ------           ------    ------
First Quarter              $17.70    $13.35           $14.45    $ 8.47
Second Quarter             $18.78    $15.28           $13.53    $ 8.05
Third Quarter              $18.57    $15.80           $14.87    $10.17
Fourth Quarter             $21.00    $17.23           $14.75    $11.80

As of August 30, 2004, there were approximately 71 stockholders of record of the Company's common stock. The number does not include shareholders for which shares were held in a "nominee" or "street" name.

DIVIDENDS

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividend in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended June 30, 2004:

                                                                     Total Number of
                                                                    Shares (or Units)          Maximum Number (or
                         Total Number                             Purchased as Part of     Appropriate Dollar Value) of
                         of Shares (or             Average         Publicly Announced       Shares (or Units) that May
                        Units) Purchased        Price Paid per      Plans or Programs        Yet Be Purchased Under the
       Period                 (1)               Share (or Unit)            (2)                   Plans or Programs
04/01/04 - 04/30/04         137,900                 $19.05               137,900                   $4.8 million
06/01/04 - 06/30/04          48,600                 $20.27                48,600                   $3.8 million
                            -------                                      -------
  Total                     186,500                 $19.36               186,500
                            =======                                      =======

      (1) The Company purchased an aggregate of 186,500 shares of its common stock pursuant to the repurchase plan that it publicly announced on September 27, 1999 (the "Plan").

      (2) The Company's Board of Directors approved the repurchase by the Company of shares of its common stock having a value of up to $20.0 million in the aggregate pursuant to the Plan. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when all shares authorized for repurchase have been repurchased by the Company.

There were no repurchases made during the period of July 1, 2003 to December 31, 2003. Repurchases made during the quarter ended March 31, 2004 can be found under Part II, Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. As of June 30, 2004, the Company had acquired 1,306,100 shares at a total cost of $16.2 million. Subsequent to June 30, 2004, the Company used the remaining $3.8 million authorized under the plan to repurchase 200,500 shares of common stock. In total, the Company acquired 1,506,600 shares at a total cost of $20.0 million.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company for the five years ended June 30, 2004 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                                          For the years ended June 30,
                                                          (in thousands, except per share data and number of employees)
                                                      2004            2003             2002         2001             2000
                                                   ----------      ----------       ----------   ----------       ----------
                    OPERATIONS

Service revenue                                    $  547,216      $  522,313       $  451,461   $  387,560       $  378,150
Income (loss) from operations                      $   24,606(1)   $   20,605 (2)   $   20,493   $   (6,860)(3)   $    2,983(4)
Net income (loss)                                  $   13,791      $   10,662       $   13,235   $     (825)      $    4,388
Basic earnings (loss) per share                    $     0.53      $     0.42       $     0.53   $    (0.03)      $     0.18
Diluted earnings (loss) per share                  $     0.51      $     0.42       $     0.52   $    (0.03)      $     0.17

                FINANCIAL POSITION

Cash, cash equivalents and marketable securities   $   95,607      $   82,724       $   66,109   $   60,949       $   90,530
Working capital                                    $  145,408      $  134,346       $  138,020   $  123,488       $  123,680
Total assets                                       $  502,996      $  464,237       $  407,161   $  361,534       $  351,940
Long-term debt                                     $      471      $      644       $      432   $       12       $      104
Stockholders' equity                               $  246,760      $  227,100       $  200,077   $  177,822       $  186,133

                    OTHER DATA

Purchase of property and equipment                 $   27,824      $   29,985       $   23,808   $   18,145       $   19,089
Depreciation and amortization                      $   25,762      $   20,656       $   17,893   $   21,453       $   21,934
Number of employees                                     4,875           5,095            4,930        4,640            4,200
Weighted average shares used in computing:
  Basic earnings (loss) per share                      26,010          25,371           24,928       24,637           24,981
  Diluted earnings (loss) per share                    26,795          25,683           25,582       24,637           25,140

      (1) Income from operations for the year ended June 30, 2004 reflects $10.8 million in restructuring charges recorded in the quarter ended March 31, 2004, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. See note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

      (2) Income from operations for the year ended June 30, 2003 reflects $9.4 million in facilities-related restructuring charges related to changes in assumptions for leased facilities, which were previously abandoned in June 2001. The changes in assumptions were caused by the deterioration in the commercial real estate market. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

      (3) Loss from operations for the year ended June 30, 2001, includes a restructuring benefit of $0.7 million. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a business location in the U.S. Also in the year ended June 30, 2001, the Company recorded restructuring charges of $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded $1.0 million in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities, $0.9 million of one-time asset write-offs, as well as $0.6 million in expenses associated with discontinued services.

      (4) Income from operations for the year ended June 30, 2000 reflects $13.1 million related to restructuring and other charges recorded in the quarter ended March 31, 2000, consisting primarily of severance and lease termination costs and $1.0 million related to accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary application, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

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

MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. MMS also provides health policy consulting and strategic reimbursement services.

Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. Perceptive is a majority-owned subsidiary of the Company. As of June 30, 2004, the Company owned approximately 97.9% of the outstanding shares of common stock of Perceptive.

Effective July 1, 2004, the Company moved the Clinical Pharmacology unit of PCG into the CRS business segment. As a result of this move, ongoing and historical revenue and direct costs associated with this unit will be moved from PCG to CRS. The Company is currently contemplating other changes directed at improving the operational effectiveness of the Company.

The Company conducts a significant portion of its operations in foreign countries. Approximately 54.8% and 49.2% of the Company's service revenue for the fiscal years ended June 30, 2004 and 2003, respectively, were from non-U.S. operations. Because the Company's financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the fiscal year ended June 30, 2004, approximately 18.3% of total service revenue was denominated in British Pounds and approximately 32.2% of total service revenue was denominated in Euros. For the fiscal year ended June 30, 2003, approximately 18.4% of total service revenue was denominated in British Pounds and approximately 26.7% of total service revenue was denominated in Euros. As a result of the weakened U.S. dollar against the British Pound and the Euro in fiscal year 2004, the Company's revenues and the Company's costs increased in 2004 from the comparable 2003 period.

Approximately 85.0% of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, the Company evaluates its estimates and judgments. The Company bases its estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company regards an accounting estimate underlying its financial statements as a "critical accounting estimate" if the nature of the estimate or assumption is material due to level of subjectivity and judgment involved or the susceptibility of such matter to change and if the impact of the estimate or assumption on financial condition or operating performance is material. The Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results:

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit based output method. This method requires the Company to estimate total expected units, as well as, the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual cost incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations and financial position.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2004 and 2003. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the value with the reporting unit's carrying value. Based on this assessment, there was no impairment identified at June 30, 2004 and 2003. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2004 and 2003:

                                                          For the year ended June 30, 2004
                                                       (in thousands, except per share data)
                                        First         Second         Third            Fourth        Total
                                       Quarter        Quarter       Quarter          Quarter         Year
                                    ------------   ------------   ------------    ------------   ------------
Service revenue                     $    132,123   $    134,088   $    139,899    $    141,106   $    547,216
Income (loss) from operations              7,820          8,224         (1,684)         10,246         24,606
Net income (loss)                          4,732          5,042         (2,484)          6,501         13,791
Diluted earnings (loss) per share   $       0.18   $       0.19   $      (0.10)   $       0.24   $       0.51

                                                          For the year ended June 30, 2003
                                                       (in thousands, except per share data)
                                        First         Second          Third         Fourth         Total
                                       Quarter        Quarter        Quarter        Quarter         Year
                                    ------------   ------------   ------------   ------------   ------------
Service revenue                     $    121,417   $    124,942   $    135,005   $    140,949   $    522,313
Income from operations                     7,003          1,733          8,281          3,588         20,605
Net income                                 3,263            142          4,375          2,882         10,662
Diluted earnings per share          $       0.13   $       0.01   $       0.17   $       0.11   $       0.42

ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

ACQUISITIONS

On March 1, 2004, the Company acquired the remaining outstanding shares of 3Clinical Research AG ("3C"), a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for $11.7 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In connection with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired.

During the first quarter of fiscal year 2004, the Company acquired an additional 10% investment interest in FARMOVS for approximately $1.0 million. FARMOVS is a Clinical Pharmacology unit in South Africa. PAREXEL now has a 70% investment interest in FARMOVS.

On January 31, 2003, the Company acquired 100% of the outstanding stock of FWPS Group Limited (FW Pharma), a provider of software for clinical trial management systems in Birmingham, United Kingdom, for approximately $11.9 million in the form of a combination of cash and shares of the Company's common stock. The Company originally issued an aggregate of 238,095 shares (valued at approximately $3.0 million) of its common stock to stockholders of FWPS Group Limited in connection with the acquisition. Of these shares, 32,854 shares were surrendered back to the Company by FW Pharma stockholders pursuant to the purchase price adjustment provisions of the purchase agreement between the parties. Under the agreement, the Company agreed to make additional payments of up to a maximum of $4.3 million in contingent purchase price if FW Pharma achieved certain established financial and non-financial targets through January 31, 2005. As of June 30, 2004, the Company had made an additional $0.7 million contingent purchase price payment in the form of cash and promissory notes. The remaining maximum contingent obligation is $2.4 million. The promissory notes were all paid in full by the Company as of August 18, 2004. In connection with this transaction, the Company recorded approximately $10.1 million of excess cost over the fair value of the interest in the net assets acquired as goodwill.

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

RESTRUCTURING CHARGES

During the year ended June 30, 2004, the Company recorded restructuring charges totaling $10.8 million, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities abandoned in June 2001. These amounts were recorded in the quarter ended March 31, 2004.

During the year ended June 30, 2003, the Company recorded facilities-related restructuring charges totaling $9.4 million, as a result of changes in assumptions for leased facilities, which were previously abandoned in June 2001. The changes in prior assumptions were caused by a further deterioration in challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities at previously estimated rental rates. In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing eleven of those properties. After significant effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income taxes expense in segment profitability. Service revenue, direct costs and gross profit on service revenue for fiscal years 2004, 2003, and 2002 were as follows:

                                                    2004 vs. 2003                      2003 vs. 2002
                                                 -------------------                -------------------
                                                  Increase       %                   Increase      %
($ IN THOUSANDS)          2004         2003      (Decrease)   Change      2002      (Decrease)   Change
                       ----------   ----------   ----------   ------   ----------   ----------   ------
                                     Restated                           Restated
Service revenue:
  CRS                  $  309,341   $  312,847   $   (3,506)   -1.1%   $  261,727   $   51,120    19.5%
  PCG                     113,117      100,813       12,304    12.2%       94,534        6,279     6.6%
  MMS                      88,785       83,853        4,932     5.9%       75,213        8,640    11.5%
  Perceptive               35,973       24,800       11,173    45.1%       19,987        4,813    24.1%
                       ----------   ----------   ----------            ----------   ----------

                       $  547,216   $  522,313   $   24,903     4.8%   $  451,461   $   70,852    15.7%
                       ==========   ==========   ==========            ==========   ==========

Direct costs:
  CRS                  $  186,708   $  195,968   $   (9,260)   -4.7%   $  170,762   $   25,206    14.8%
  PCG                      85,472       80,311        5,161     6.4%       73,141        7,170     9.8%
  MMS                      64,913       55,741        9,172    16.5%       48,933        6,808    13.9%
  Perceptive               18,970       15,156        3,814    25.2%       15,873         (717)   -4.5%
                       ----------   ----------   ----------            ----------   ----------

                       $  356,063   $  347,176   $    8,887     2.6%   $  308,709   $   38,467    12.5%
                       ==========   ==========   ==========            ==========   ==========

Gross profit:
  CRS                  $  122,633   $  116,879   $    5,754     4.9%   $   90,965   $   25,914    28.5%
  PCG                      27,645       20,502        7,143    34.8%       21,393         (891)   -4.2%
  MMS                      23,872       28,112       (4,240)  -15.1%       26,280        1,832     7.0%
  Perceptive               17,003        9,644        7,359    76.3%        4,114        5,530   134.4%
                       ----------   ----------   ----------            ----------   ----------

                       $  191,153   $  175,137   $   16,016     9.1%   $  142,752   $   32,385    22.7%
                       ==========   ==========   ==========            ==========   ==========

Certain fiscal year 2002 and 2003 amounts have been reclassified to conform to the fiscal year 2004 presentation. Specifically, effective July 1, 2003, the Company merged the Conferences and Publishing business of PCG with and into the Meetings and Events business of MMS in order to eliminate duplication and improve synergies. As a result, revenue and direct costs associated with these businesses were moved from PCG to MMS. In addition, the Company combined certain CRS and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses. Additionally, these financials reflect reclassifications of certain reimbursable expenses of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs." These reclassifications had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

For additional financial information on a segment and geographic basis, see Note 17 to the consolidated financial statements included in Item 8 of this annual report.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2003

Service revenue increased by $24.9 million, or 4.8%, to $547.2 million for the fiscal year ended June 30, 2004 from $522.3 million for the fiscal year ended June 30, 2003. On a geographic basis, service revenue for the fiscal year ended June 30, 2004 was distributed as follows: The United States $247.3 million (45.2%), Europe $276.1 million (50.5%), and Asia & Other $23.8 million (4.3%).
Service revenue for the fiscal year ended June 30, 2003 was distributed as follows: The United States $265.6 million (50.8%), Europe $235.6 million (45.1%), and Asia & Other $21.1 million (4.1%).

On a segment basis, CRS service revenue decreased by $3.5 million, or 1.1%, to $309.3 million for the fiscal year ended June 30, 2004 from $312.8 million in fiscal year 2003, as the result of a favorable $19.2 million effect of foreign exchange fluctuations was more than offset by the impact of a relatively low level of new business wins in the first half of calendar year 2003 and signing of fewer favorable changes-in-scope in the quarter ended June 30, 2004 quarter. PCG service revenue increased by $12.3 million, or 12.2%, to $113.1 million in fiscal year 2004 from $100.8 million in fiscal year 2003. Approximately 10.5% of the total 12.2% increase was attributed to the positive impact of foreign currency fluctuations, with the remaining 1.7% due primarily to incremental revenue from the 3C acquisition that was completed during the third quarter of fiscal year 2004, partly offset by the impact of lower levels of FDA enforcement activity on the group's GMP consulting business. MMS service revenue increased by $4.9 million, or 5.9%, to $88.8 million in fiscal year 2004 from $83.9 million in the same period one year ago. The increase was due primarily to a strong rebound in demand for the group's services during the second half of fiscal year 2004, as well as the effect of the Pracon and HealthIQ acquisition completed in the second quarter of fiscal year 2003. Perceptive service revenue increased by $11.2 million, or 45.1%, to $36.0 million in fiscal year 2004, as compared with $24.8 million in fiscal year 2003. Of the total 45.1% increase, approximately 23.7% was attributed to incremental revenue associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2003, 16.2% resulted from increased demand for the group's medical diagnostic imaging services, and 5.2% was caused by the positive impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $8.9 million, or 2.6%, to $356.1 million in fiscal year 2004 from $347.2 million in fiscal year 2003. On a segment basis, CRS direct costs decreased by $9.3 million, or 4.7%, to $186.7 million in fiscal year 2004 from $196.0 million in fiscal year 2003. The year-over-year decrease in CRS direct costs was due primarily to a reduction in labor costs associated with lower levels of revenue, tighter cost controls, and improved quality and productivity, offset by a 5.9% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs for fiscal year 2004 decreased by 2.2 percentage points to 60.4% in fiscal year 2004 from 62.6% in fiscal year 2003 due primarily to tighter cost controls and continued improvements in quality and productivity. PCG direct costs increased $5.2 million, or 6.4%, to $85.5 million in fiscal year 2004 from $80.3 million in fiscal year 2003. The total 6.4% increase was driven by foreign currency fluctuations of approximately 10.0%, partially offset by a 3.6% decrease resulting from tighter cost controls. As a percentage of service revenue, PCG direct costs for the year ended June 30, 2004 decreased by 4.1 points to 75.6% in fiscal year 2004 from 79.7% in the same period one year ago. MMS direct costs increased $9.2 million, or 16.5%, to $64.9 million in fiscal year 2004 from $55.7 million in fiscal year 2003. Of the total 16.5% increase, approximately 4.1% was attributed to increased costs as a result of foreign currency fluctuations, with the remaining 12.4% due primarily to increased labor costs associated with increased staffing needs to support an increased number of projects serviced by the group. As a percentage of service revenue, MMS direct costs increased by 6.6 points to 73.1% in fiscal year 2004 from 66.5% in the same period one year ago primarily reflecting the increased costs described above, coupled with a less favorable revenue mix and the impact of hiring in anticipation of increased business. Perceptive direct costs increased by $3.8 million, or 25.2%, to $19.0 million in fiscal 2004 from $15.2 million in the same period in the last fiscal year. Of the total 25.2% increase, approximately 4.4% was attributed to foreign currency fluctuations, 8.6% was caused by incremental costs associated with the FW Pharma acquisition completed in January 2003, and 12.2% was due primarily to increased labor costs to support business growth. As a percentage of service revenue, Perceptive's direct costs for the year ended June 30, 2004 decreased by 8.4 points to 52.7% in fiscal 2004 from 61.1% in the same period one year ago due primarily to higher revenue and continued productivity improvements.

Selling, general and administrative ("SG&A") expenses increased by $5.5 million, or 4.4%, to $130.0 million in fiscal year 2004 from $124.5 million in fiscal year 2003 due primarily to foreign currency fluctuations. As a percentage of service revenue, SG&A was flat at 23.8% in both fiscal years 2004 and 2003.

Depreciation and amortization ("D&A") expense increased by $5.1 million, or 24.7%, to $25.8 million in fiscal year 2004 from $20.7 million in fiscal year 2003. Of the total 24.7% increase, 6.8% was attributed to incremental amortization expense associated with intangible assets acquired through acquisitions, 3.6% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 14.3% was due primarily to foreign currency fluctuations and increased capital spending. As a percentage of service revenue, D&A was 4.7% in fiscal year 2004 and 4.0% in fiscal year 2003.

The Company had 4,875 employees at the end of fiscal year 2004 and 5,095 employees at the end of fiscal year 2003. The decrease was due primarily to the elimination of staff positions in an effort to reduce costs and improve efficiency.

Income from operations increased by $4.0 million, or 19.4%, to $24.6 million in fiscal 2004 from $20.6 million in fiscal year 2003 due primarily to an increased level of restructuring charges and the reasons noted in the preceding paragraphs. Income from operations improved by 0.6 points as a percentage of service revenue to 4.5% in fiscal year 2004 from 3.9% in fiscal year 2003.

Total other income (loss) decreased by $0.9 million, or 45.1%, to $(1.2) million in fiscal year 2004 from $(2.1) million in fiscal year 2003. The decrease was due primarily to lower foreign currency exchange losses.

The Company had an effective income tax rate of 39.7% in fiscal year 2004 and 39.2% in fiscal year 2003. Tax rates are a function of profitability in the various taxing jurisdictions in which the Company does business. During fiscal year 2004, the Company released $1.3 million of tax accruals in conjunction with the resolution of certain outstanding tax issues and the favorable results of various tax audits. Without the release of these reserves, the Company's effective income tax rate would have been higher. As of June 30, 2004, the Company has tax loss carryforwards, tax effected, of $11.7 million that are available to offset future tax liabilities based upon future profitability in the different taxing jurisdictions in which PAREXEL operates.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2002

Service revenue increased by $70.9 million, or 15.7%, to $522.3 million for the fiscal year ended June 30, 2003 from $451.5 million in fiscal year 2002. On a geographic basis, service revenue for the fiscal year ended June 30, 2003 was distributed as follows: The United States $265.6 million (50.8%), Europe $235.6 million (45.1%), and Asia & Other $21.1 million (4.1%). For the fiscal year ended June 30, 2002, service revenue was distributed as follows: The United States $252.6 million (55.9%), Europe $178.3 million (39.5%), and Asia & Other $20.6 million (4.6%).

On a segment basis, CRS service revenue increased by $51.1 million, or 19.5%, to $312.8 million for the fiscal year ended June 30, 2003 from $261.7 million in fiscal year 2002. Of the total 19.5% increase, approximately 6.7% was attributed to the positive impact of foreign currency fluctuations, with the remaining 12.8% due primarily to higher business volume in Phases IIIb and IV of the clinical trials business, increases in activity with the biotech client sector and the impact of changes in scope. PCG service revenue increased by $6.3 million, or 6.6%, to $100.8 million in the fiscal year ended June 30, 2003 from $94.5 million in fiscal year 2002 due primarily to the positive impact of foreign currency fluctuations. MMS service revenue increased by $8.6 million, or 11.5%, to $83.9 million in fiscal year 2003 from $75.2 million in the same period one year ago. Of the total 11.5% increase, approximately 6.6% was attributed to incremental revenue from the Pracon and HealthIQ acquisition completed during the second quarter of fiscal year 2003, while the remaining 4.9% was caused by an increase in the number of projects serviced by the group. Perceptive service revenue increased by $4.8 million, or 24.1%, to $24.8 million in fiscal year 2003 as compared with $20.0 million in fiscal year 2002. Of the total 24.1% increase, approximately 18.8% was attributed to incremental revenue associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2004, 3.5% was attributed to the positive impact of foreign currency fluctuations, and the remaining 1.8% was principally attributed to new business growth in web, voice, and data product offerings.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $38.5 million, or 12.5%, to $347.2 million in fiscal year 2003 from $308.7 million in fiscal year 2002. On a segment basis, CRS direct costs increased by $25.2 million, or 14.8%, to $196.0 million for fiscal year 2003 from $170.8 million in fiscal year 2002. Of the total 14.8% increase, approximately 6.4% was attributed to increased costs as a result of foreign currency fluctuations, and the remaining 8.4% was due primarily to higher labor costs associated with business growth. As a percentage of service revenue, CRS direct costs for fiscal year 2003 decreased by 2.6 percentage points to 62.6% in fiscal year 2003 from 65.2% in fiscal year 2002 due primarily to improved operational labor efficiencies, and leveraging of strong business growth. PCG direct costs increased $7.2 million, or 9.8%, to $80.3 million in fiscal year 2003 from $73.1 in fiscal year 2002. Of the total 9.8% increase, approximately 1.6% was attributed to severance costs and the remaining 8.2% was due primarily to increased costs as a result of foreign currency fluctuations. As a percentage of service revenue, PCG direct costs for fiscal year 2003 increased by 2.4 percentage points to 79.7% in fiscal year 2003 from 77.3% in fiscal year 2002 due primarily to unfavorable business mix. MMS direct costs increased $6.8 million, or 13.9%, to $55.7 million in fiscal year 2003 from $48.9 million in fiscal year 2002. Of the total 13.9% increase, approximately 5.5% was attributed to the negative impact of foreign currency fluctuations, 4.6% was attributed to incremental labor costs associated with the Pracon and HealthIQ acquisition, and the remaining 3.8% was due primarily to increased labor costs associated with an increased number of projects serviced by the group. As a percentage of service revenue, MMS direct costs increased by 1.4 points to 66.5% in fiscal year 2003 from 65.1% in fiscal year 2002. Perceptive direct costs decreased by $0.7 million, or 4.5%, to $15.2 million in fiscal year 2003 from $15.9 million in fiscal year. An incremental increase in direct costs associated with the FW Pharma acquisition of approximately 4.9% was offset by a decrease in physician reader costs and lower labor costs. As a percentage of service revenue, Perceptive's direct costs for fiscal year 2003 decreased by 18.3 percentage points to 61.1% in fiscal year 2003 from 79.4% in the same period one year ago, due primarily to a more favorable business mix, lower physician reader costs, and better labor cost leveraging.

SG&A expenses increased by $20.1 million, or 19.3%, to $124.5 million in fiscal year 2003 from $104.4 million in fiscal year 2002. Of the total 19.3% increase, approximately 8.7% was caused by foreign currency fluctuations, and approximately 2.6% was attributed to incremental expenses associated with the Pracon & HealthIQ and FW Pharma acquisitions, while the remaining 8.0% increase was driven primarily by increased selling and marketing expenses, higher research and development costs and the impact of recording $2.4 million in severance costs. As a percentage of service revenue, SG&A expenses increased by
0.7 percentage points to 23.8% in the fiscal year ended June 30, 2003 as compared with 23.1% in the fiscal year ended June 30, 2002.

The Company had 5,095 employees at the end of fiscal year 2003 and 4,930 employees at the end of fiscal year 2002. The increase was due primarily to the acquisitions of Pracon & HealthIQ and FW Pharma, as well as hiring of additional employees to support revenue growth.

D&A expense increased by $2.8 million, or 15.4 %, to $20.7 million in fiscal year 2003 from $17.9 million in fiscal year 2002 due primarily to higher expenses as a result of foreign currency fluctuations and an increase in capital spending of $6.2 million over fiscal year 2002. As a percentage of service revenue, D&A was 4.0% for fiscal years 2003 and 2002.

Income from operations increased marginally to $20.6 million in fiscal year 2003 from $20.5 million one year ago. Income from operations decreased as a percentage of service revenue to 3.9% in fiscal year 2003 from 4.5% in the fiscal year 2002 due to the reasons noted in the preceding paragraphs. Facilities-related restructuring charges of $9.4 million recorded during the fiscal year 2003 had an adverse impact on operating margin of 1.8 points.

Total other income/(loss) was $(2.1) million in fiscal year 2003 and $2.4 million in fiscal year 2002. The decrease was due primarily to a year-over-year increase in foreign exchange losses of $4.5 million, as a result of a weakening of the U.S. dollar versus both the British Pound and the Euro.

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

Approximately 85.0% of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flow from these contracts typically consists of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 36 days at June 30, 2004 compared with 45 days at June 30, 2003. The decrease in DSO as of June 30, 2004 as compared with June 30, 2003 was due primarily to improved billing practices and increased collection activities, as well as a higher level of deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, was $222.0 million ($127.5 million in billed accounts receivable and $94.5 million in unbilled accounts receivable) at June 30, 2004 and $222.7 million ($144.0 million in billed accounts receivable and $78.7 million in unbilled accounts receivable) at June 30, 2003. Deferred revenue was $145.4 million at June 30, 2004 and $130.7 million at June 30, 2003. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and allowances for doubtful accounts, then dividing the resulting amount by gross revenue (service revenue, reimbursement revenue, and investigator fees) for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the fiscal year 2004 totaled $50.2 million and was generated from $13.8 million of net income, $25.8 million related to non-cash charges for depreciation and amortization expense, $15.8 million associated with a decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), and a $7.5 million decrease in deferred tax assets and other sources, offset by a $10.1 million decrease in accounts payable, other current liabilities and other liabilities, and a $2.6 million increase in prepaid expenses and other assets. Net cash provided by operating activities for the fiscal year 2003 totaled $47.8 million and was generated from $10.7 million of net income, $20.7 million related to depreciation and amortization expense, a $15.4 million decrease in accounts receivable (net of allowance of doubtful accounts and deferred revenue), a $9.4 million increase in various current and non-current liabilities, and $0.6 million in minority interest in net income of a consolidated subsidiary, offset by a $4.1 million increase in other assets, a $3.4 million increase in deferred tax assets, and a $1.5 million increase in prepaid and other current assets.

Net cash used by investing activities for fiscal year 2004 totaled $63.0 million, and consisted primarily of $27.8 million of equipment purchases (primarily for software and hardware), $21.9 million of net purchases of marketable securities (net of proceeds from sale of securities), and $13.4 million used for the acquisition of 3C. Net cash used by investing activities for fiscal year 2003 totaled $10.0 million and consisted principally of $30.0 million used for capital expenditures (mainly computer software/hardware and leasehold improvements) and $11.1 million used for the acquisitions of Pracon & HealthIQ and FW Pharma, partly offset by $30.6 million of net proceeds from the sale of marketable securities (net of security purchases).

Net cash used in financing activities for fiscal year 2004 totaled $0.1 million as $7.4 million generated from the issuance of common stock in connection with the Company's stock option and employee stock purchase plans and $0.5 million from borrowings under lines-of-credit were essentially offset by $8.1 million used to repurchase the Company's common stock pursuant to its stock repurchase program. Net cash provided by financing activities for the fiscal year 2003 totaled $3.7 million and was primarily generated by proceeds from the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% to 5%. The line-of-credit may be revoked or cancelled by the Bank at any time at their discretion The Company primarily entered into this line-of-credit to facilitate business transactions with the bank. At June 30, 2004, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2004, the Company had approximately $1.8 million available under these credit arrangements.

The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the Bank for interest calculation. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged in legal entities with debit balances. Based on the pool's overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are recorded separately in the Company's consolidated statements of operations.

FINANCING NEEDS

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facilities-related expenses. The Company's principal source of cash is from contracts with clients. If the Company is unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenue and cash flow will be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next 12 months and on a longer term basis.

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

The Company expects capital expenditures to total approximately $25.0 million in fiscal year 2005.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock to be repurchased in the open market subject to market conditions.

CONTINGENT LIABILITIES AND GUARANTEES

The Company's contractual obligations and commitments for fiscal years subsequent to June 30, 2004 are as follows:

($IN THOUSANDS)           2005         2006         2007         2008         2009      Thereafter      Total
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating leases       $   30,250   $   26,330   $   23,006   $   21,058   $   16,873   $   53,985   $  171,502
Obligations under
  capital leases              105          114           92            -            -            -          311
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total                  $   30,355   $   26,444   $   23,098   $   21,058   $   16,873   $   53,985   $  171,813
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

In association with the FW Pharma acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report, as of June 30, 2004, the Company is obligated to make a maximum additional payments of $2.4 million in contingent purchase price if FW Pharma achieves certain established financial targets through January 31, 2005.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 55.0% of its service revenue for fiscal year 2004, 49.0% of its service revenue for fiscal year 2003 and 43.0% of its service revenue for fiscal year 2002, from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company's results of operations. The Company has implemented a derivative hedging policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

The Company occasionally enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During fiscal years 2004 and 2003, the Company recorded foreign-exchange losses of $1.8 million and $1.9 million, respectively.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RELATED PARTY TRANSACTIONS

During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004. All gains and losses from this transaction have been deferred until the promissory note is paid in full.

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

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to its majority owned subsidiary, Perceptive Informatics, Inc., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership in Perceptive increased from 97.4% to 98.2% in July 2003. Certain executive officers and directors of the Company own 0.87% of the issued and outstanding common stock of Perceptive. The terms of this transaction were approved by an independent committee of the Board of Directors of the Company, the members of which neither serve as Director of, nor own any shares of stock of, Perceptive and using a valuation prepared by an independent third party.

During the years ended June 30, 2004 and 2003, certain members of the Company's Board of Directors were affiliated with companies in which PAREXEL is a minority shareholder. The total sum of all of these investments by PAREXEL was $0.9 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-1 requires new tabular and narrative disclosure items effective for fiscal years ending after December 15, 2003. Companies are required to provide expanded information about their debt and marketable securities with market values below carrying values. The narrative information must include positive and negative information management considered in concluding the unrealized loss was not other-than-temporary and therefore was not recognized in earnings. The Company's adoption of ETIF No. 03-1 is not expected to require additional disclosure.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the year ended June 30, 2004, approximately 18.3% of total service revenue was denominated in British pounds and approximately 32.2% of total service revenue was denominated in Euros. The Company has implemented a derivative policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $10.4 million at June 30, 2004. The potential gain or loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.1 million.

INTEREST RATES

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $0.5 million as of June 30, 2004 and $0.6 million as of June 30, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                FOR THE YEARS ENDED JUNE 30,
                                              2004          2003          2002
                                           ----------    ----------    ----------
                                                          Restated      Restated
Service revenue                            $  547,216    $  522,313    $  451,461
Reimbursement revenue                         111,387        96,902       113,463
                                           ----------    ----------    ----------

TOTAL REVENUE                                 658,603       619,215       564,924

Costs and expenses:
Direct costs                                  356,063       347,176       308,709
Reimbursable out-of-pocket expenses           111,387        96,902       113,463
Selling, general and administrative           129,989       124,502       104,366
Depreciation and amortization                  25,762        20,656        17,893
Restructuring charges                          10,796         9,374             -
                                           ----------    ----------    ----------

TOTAL COSTS                                   633,997       598,610       544,431
                                           ----------    ----------    ----------

INCOME FROM OPERATIONS                         24,606        20,605        20,493

Interest income                                 5,550         4,403         2,693
Interest expense                               (4,686)       (3,240)       (1,452)
Other income (loss), net                       (2,027)       (3,281)        1,200
                                           ----------    ----------    ----------

TOTAL OTHER INCOME (LOSS)                      (1,163)       (2,118)        2,441

Income before provision for income taxes
  and minority interest                        23,443        18,487        22,934
Provision for income taxes                      9,313         7,250         9,013
Minority interest                                 339           575           686
                                           ----------    ----------    ----------

NET INCOME                                 $   13,791    $   10,662    $   13,235
                                           ==========    ==========    ==========

Earnings per share:
Basic                                      $     0.53    $     0.42    $     0.53
Diluted                                    $     0.51    $     0.42    $     0.52

Weighted average shares
Basic                                          26,010        25,371        24,928
Diluted                                        26,795        25,683        25,582

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            AS OF JUNE 30,
                                                                         2004            2003
                                                                     ------------    ------------
                                  ASSETS

Current assets:
 Cash and cash equivalents                                           $     60,686    $     69,734
 Marketable securities (Note 4)                                            34,921          12,990
 Billed and unbilled accounts receivable, net (Note 5)                    221,956         222,726
 Prepaid expenses                                                          11,681          12,087
 Current deferred tax assets                                               29,710          27,604
 Income tax receivable                                                      1,834               -
 Other current assets                                                       4,694           4,936
                                                                     ------------    ------------
       Total current assets                                               365,482         350,077

Property and equipment, net (Note 6)                                       68,983          61,924
Goodwill (Note 2)                                                          41,002          29,803
Other intangible assets, net (Note 2)                                      10,636           5,763
Non-current deferred tax assets                                            10,160          10,043
Other assets                                                                6,733           6,627
                                                                     ------------    ------------
       Total assets                                                  $    502,996    $    464,237
                                                                     ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt                 $        768    $        118
 Accounts payable                                                          15,917          14,462
 Deferred revenue                                                         145,409         130,650
 Accrued expenses                                                          14,805          13,766
 Accrued restructuring charges (Note 7)                                     5,481           8,750
 Accrued employee benefits and withholdings                                28,577          37,849
 Current deferred tax liabilities                                           4,424           2,557
 Income taxes payable                                                           -           1,801
 Other current liabilities                                                  4,693           5,778
                                                                     ------------    ------------
       Total current liabilities                                          220,074         215,731
Long-term debt                                                                471             644
Non-current deferred tax liabilities                                       18,100          10,674
Long-term accrued restructuring charges (Note 7)                            7,944               -
Other liabilities                                                           5,886           6,092
                                                                     ------------    ------------
       Total liabilities                                                  252,475         233,141
                                                                     ------------    ------------
Commitments and contingencies (Note 15)
Minority interest in subsidiary                                             3,761           3,996
Stockholders' equity:

    Preferred stock--$.01 par value; shares authorized:
      5,000,000 at June 30, 2004 and June 30, 2003; Series A
      Junior Participating Preferred Stock - 50,000 shares designated, none issued and outstanding

    Common stock--$.01 par value; shares authorized:
      50,000,000 at June 30, 2004 and 2003; shares issued:
      26,522,178 and 26,683,055 at June 30, 2004 and 2003,
      respectively; shares outstanding: 26,077,078 and 25,822,055
      at June 30, 2004 and 2003, respectively                                 275             267
 Additional paid-in capital                                               175,126         174,734
 Treasury stock, shares at cost; 445,100 and 861,000 shares
   at June 30, 2004 and 2003, respectively                                 (8,056)         (8,165)
 Retained earnings                                                         76,908          63,117
 Accumulated other comprehensive income (loss)                              2,507          (2,853)
                                                                     ------------    ------------
     Total stockholders' equity                                           246,760         227,100
                                                                     ------------    ------------
         Total liabilities and stockholders' equity                  $    502,996    $    464,237
                                                                     ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       PAREXEL INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                                                       Accum.
                                                        Common Stock                                    Other
                                              --------------------------------             Retained    Compre-     Total    Compre-
                                                                    Additional  Treasury   Earnings    hensive    Stock-    hensive
                                                 Number      Par     Paid-in     Stock,     (Accum.     Income    holders'  Income/
                                               Of Shares    Value    Capital     At Cost    Deficit)    (Loss)     Equity   (Loss)
                                              ----------    -----   ----------  --------   ---------  ---------   --------  -------
Balance at June 30, 2001                      24,775,220    $ 257   $  164,141  $ (8,165)  $  39,220  $ (17,631)  $177,822  $(8,529)
                                                                                                                            =======

Shares issued under stock option/purchase
  plans                                          397,588        4        3,263                                       3,267
Income tax benefit from exercise
  of stock options                                                         425                                         425
Foreign currency translation adjustment                                                                   5,328      5,328    5,328
Net income                                                                                    13,235                13,235   13,235
                                              ----------    -----   ----------  --------   ---------  ---------   --------  -------

Balance at June 30, 2002                      25,172,808    $ 261   $  167,829  $ (8,165)  $  52,455  $ (12,303)  $200,077  $18,563
                                                                                                                            =======

Shares issued under stock option/purchase
  plans                                          411,152        4        3,797                                       3,801
Shares issued for acquisitions                   238,095        2        2,887                                       2,889
Income tax benefit from exercise
  of stock options                                                         221                                         221
Foreign currency translation adjustment                                                                   9,450      9,450    9,450
Net income                                                                                    10,662                10,662   10,662
                                              ----------    -----   ----------  --------   ---------  ---------   --------  -------

Balance at June 30, 2003                      25,822,055    $ 267   $  174,734  $ (8,165)  $  63,117  $  (2,853)  $227,100  $20,112
                                                                                                                            =======
Shares issued under stock option/purchase
  plans                                          769,952        8        7,414                                       7,422
Shares issued under subsidiary option plan                                  64                                          64
Shares surrendered for the exercise of stock
  options                                        (25,714)                  450      (450)                                -
Share surrendered for the settlement of an
  outstanding non-trade receivable               (11,261)                           (177)                             (177)
Shares repurchased in the open market           (445,100)                         (8,056)                           (8,056)
Adjustment to shares issued for acquisition      (32,854)
Re-designated shares to authorized but not
  issued shares                                                         (8,792)    8,792
Income tax benefit from exercise of stock
  options                                                                1,256                                       1,256
Net unrealized loss on marketable securities                                                                (98)       (98)     (98)
Foreign currency translation adjustment                                                                   5,458      5,458    5,458
Net income                                                                                    13,791                13,791   13,791
                                              ----------    -----   ----------  --------   ---------  ---------   --------  -------
Balance at June 30, 2004                      26,077,078    $ 275   $  175,126  $ (8,056)  $  76,908  $   2,507   $246,760  $19,151
                                              ==========    =====   ==========  ========   =========  =========   ========  =======

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                         2004          2003          2002
                                                                      ----------    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                            $   13,791    $   10,662    $   13,235
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
    Minority interest in net income of consolidated subsidiary               339           575           686
    Depreciation and amortization                                         25,762        20,656        17,893
    (Gain) loss on disposal of assets                                        157           122          (963)
    Deferred income taxes                                                  7,070        (3,379)       (6,206)
    Allowance for doubtful accounts                                       (1,798)        1,391            47

Change in assets and liabilities, net of effects from acquisitions:
  Accounts receivable                                                      3,844         3,114       (16,911)
  Prepaid expenses and other current assets                                1,626        (1,469)       (1,962)
  Other assets                                                            (4,256)       (4,144)         (737)
  Accounts payable                                                         1,259         2,935       (14,727)
  Deferred revenue                                                        13,772        10,904        20,614
  Other current liabilities                                              (18,954)        5,445        10,205
  Other liabilities                                                        7,561         1,005         1,140
                                                                      ----------    ----------    ----------
Net cash provided by operating activities                                 50,173        47,817        22,314
                                                                      ----------    ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                      (159,706)     (204,589)     (364,594)
Proceeds from sale of marketable securities                              137,775       235,229       324,323
Purchases of property and equipment                                      (27,823)      (29,985)      (23,808)
Acquisition of business, net of cash acquired                            (13,422)      (11,131)       (1,793)
Proceeds from sale of assets                                                 143           488         1,945
                                                                      ----------    ----------    ----------
Net cash used in investing activities                                    (63,033)       (9,988)      (63,927)
                                                                      ----------    ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     7,422         3,801         3,267
Payments to repurchase common stock                                       (8,056)            -             -
Borrowings (repayments) under lines of credit and long-term debt             477           (92)           45
Proceeds from issuance of subsidiary's common stock                           64             -             -
                                                                      ----------    ----------    ----------
Net cash provided (used) by financing activities                             (93)        3,709         3,312
                                                                      ----------    ----------    ----------

Effect of exchange rate changes on cash and cash equivalents               3,905         5,717         3,190
                                                                      ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                      (9,048)       47,255       (35,111)
Cash and cash equivalents at beginning of year                            69,734        22,479        57,590
                                                                      ----------    ----------    ----------

Cash and cash equivalents at end of year                              $   60,686    $   69,734    $   22,479
                                                                      ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements

                        PAREXEL INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                            FOR THE YEARS ENDED JUNE 30,
                                                          2004          2003          2002
                                                       ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                             $    4,585    $    3,236    $    1,448
                                                       ==========    ==========    ==========

  Income taxes                                         $    2,838    $   16,343    $    9,975
                                                       ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES:

Asset purchased under capital lease                             -             -    $      525
                                                       ==========    ==========    ==========

Fair value of assets acquired and goodwill             $   17,501    $   21,294    $    2,928
Liabilities and minority interest assumed                  (4,079)       (7,213)       (1,135)
                                                       ----------    ----------    ----------
  Cash paid and common stock issued for acquisitions   $   13,422    $   14,081    $    1,793
                                                       ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:

Income tax benefit from exercise of stock options      $    1,256    $      221    $      425
                                                       ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain fiscal year 2003 amounts have been reclassified to conform to the fiscal year 2004 presentation. Specifically, effective July 1, 2003, the Company merged the Conferences and Publishing business of PCG with and into the Meetings and Events business of MMS in order to eliminate duplication and improve synergies. As a result, revenue and direct costs associated with these businesses were moved from PCG to MMS. In addition, the Company combined certain CRS and Corporate Information Technology groups into one organization led by the Company's Corporate Information Systems group in order to capitalize on various synergies in those areas. As a result, ongoing and historical expenses related to CRS activities were shifted from CRS direct costs to selling, general and administrative expenses. Additionally, these financials reflect reclassifications of certain reimbursable expense of PCG from "Reimbursement Revenue" into "Service Revenue", and from "Reimbursable Out-of-Pocket Expenses" into "Direct Costs." The reclassification had no impact to the Company's total revenue, expenses, operating income, net income, or balance sheet.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

REVENUE RECOGNITION

In the Company's CRS, PCG and MMS business units, fixed-price contract revenue is recognized as services are performed. The Company measures progress for fixed price contracts using the concept of proportional performance based upon a unit based output method. Under the unit based output method, output units are predefined in the contract and revenue is recognized based upon completion of such output units.

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

Reimbursable out-of-pocket expenses are reflected in the Company's Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $92.5 million, $78.6 million and $74.6 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

CONCENTRATION OF CREDIT RISK

Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal year 2004, the Company's largest client accounted for 8% of consolidated service revenue. In fiscal years 2003 and 2002, one client, AstraZeneca PLC, accounted for 11% of consolidated service revenue. The accounts receivable balance for AstraZeneca PLC was $28.2 at June 30, 2003 and $23.4 million at June 30, 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

PAREXEL establish a specific allowance for customers when the Company becomes aware that they will not meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate.

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

DEVELOPMENT OF SOFTWARE FOR INTERNAL USE

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company capitalizes costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below and the amount was $33.7 million at June 30, 2004 and $26.7 million at June 30, 2003. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

RESEARCH AND DEVELOPMENT COSTS

The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $4.0 million and $2.2 million in fiscal year 2004 and 2003, respectively, and is included in Selling, General and Administrative expenses in the consolidated statements of operations.

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expense was $2.6 million and $2.2 million in fiscal years 2004 and 2003, respectively.

GOODWILL

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are no longer amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has performed its annual impairment test, with no evidence of impairment to the Company's goodwill for fiscal years 2004 and 2003.

The changes in the carrying amount of goodwill for fiscal years 2004 and 2003 were as follows (in thousands):

Carrying amount as of June 30, 2002                                       $ 12,257
Add: Pracon & HealthIQ                                                       1,632
         FW Pharma                                                           9,445
         Effect of change in rates used for translation and adjustments      6,469
                                                                          --------

Carrying amount as of June 30, 2003                                       $ 29,803

Add: FW Pharma                                                                 703
         3 Clinical Research                                                 8,056
         Effect of change in rates used for translation and adjustments      2,440
                                                                          --------

Carrying amount as of June 30, 2004                                       $ 41,002
                                                                          ========

INTANGIBLE ASSETS

Intangible assets consist primarily of technology and customer lists acquired through acquisitions completed by the Company in fiscal years 2004 and 2003. (see Note 3 of these notes to the consolidated financial statements below). The estimated useful lives for all intangible assets are between 3 to 10 years.

The changes in the carrying amount of intangible assets for fiscal years 2004 and 2003 were as follows (in thousands):

Carrying amount as of June 30, 2002                                       $  2,506
Add: Pracon & HealthIQ                                                         408
         FW Pharma                                                           5,588
         Amortization                                                         (487)
         Effect of change in rates used for translation and adjustments     (2,252)
                                                                          --------

Carrying amount as of June 30, 2003                                       $  5,763

Add: 3 Clinical Research                                                     5,805
         Amortization                                                       (1,412)
         Effect of change in rates used for translation and adjustments        480
                                                                          --------

Carrying amount as of June 30, 2004                                       $ 10,636
                                                                          ========

Amortization expense was $1.4 million, $0.5 million and $0.06 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. Estimated amortization expense for the next five years is as follows:

2004     $2,213
2005     $2,204
2006     $2,162
2007     $2,162
2008     $1,683

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

FOREIGN CURRENCY

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income/(loss) as a separate component of stockholders' equity in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction gains/(losses), net of foreign currency exchange contract gains and losses were $(1.8) million, $(1.9) million and $0.2 million in fiscal years 2004, 2003, 2002, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by Financial Accounting Standards Board ("FASB") Interpretation No. 44. Accordingly, no compensation expense is recognized if the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 for disclosure purposes only.

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2004, 2003 and 2002: Risk free interest rates of 3.12% in fiscal year 2004, 3.32% in fiscal year 2003 and 4.08% in fiscal year 2002, dividend yield of 0.0% for each year; weighted-average volatility factor of the expected market price of the Company's common stock of 55% for fiscal year 2004, 57% for fiscal year 2003 and 64% for fiscal year 2002; and an average holding period of 5 years for fiscal years 2004 and 2003, and 6 years for fiscal year 2002. During fiscal years 2004, 2003 and 2002, the weighted-average grant-date fair value of the stock options granted were $7.51, $5.51 and $8.30 per share, respectively.

If the compensation cost for the Company's stock options and the employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

($ in thousands, except per share data)                2004          2003          2002
                                                    ----------    ----------    ----------
Net income, as reported                             $   13,791    $   10,662    $   13,235
Deduct total stock-based compensation, net of tax       (3,487)       (2,154)       (5,858)
                                                    ----------    ----------    ----------

Pro forma net income                                $   10,304    $    8,508    $    7,377
                                                    ==========    ==========    ==========

Pro forma net income per share:

  Basic                                             $     0.40    $     0.34    $     0.30
  Diluted                                           $     0.38    $     0.33    $     0.29

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

DERIVATIVES/FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce currency exposures related to certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If the derivative instruments are designated as cash flow hedges, the corresponding changes in fair value are recorded in stockholders equity as a component of comprehensive income or expense.

From time to time, the Company enters into currency exchange contracts to hedge foreign currency exposures. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, the EITF issued EITF No. 03-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF No. 03-1 requires new tabular and narrative disclosure items effective for fiscal years ending after December 15, 2003. Companies are required to provide expanded information about their debt and marketable securities with market values below carrying values. The narrative information must include positive and negative information management considered in concluding the unrealized loss was not other-than-temporary and therefore was not recognized in earnings. The Company's adoption of ETIF No. 03-1 is not expected to require additional disclosure.

NOTE 3. ACQUISITIONS

FISCAL YEAR 2004

On March 1, 2004, the Company acquired the remaining outstanding shares of 3Clinical Research AG ("3C"), a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for $11.7 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In association with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired. Pro forma results of 3C's operations have not been presented because the effect of this acquisition is not material.

During the first quarter of fiscal year 2004, the Company acquired an additional interest in FARMOVS for approximately $1.0 million. FARMOVS is a Clinical Pharmacology unit in South Africa. PAREXEL now has a 70% investment interest in FARMOVS.

FISCAL YEAR 2003

On January 31, 2003, the Company acquired 100% of the outstanding stock of FWPS Group Limited (FW Pharma), a provider of software for clinical trial management systems in Birmingham, United Kingdom, for approximately $11.9 million in the form of a combination of cash and shares of the Company's common stock. The Company originally issued an aggregate of 238,095 shares (valued at approximately $3.0 million) of its common stock to stockholders of FWPS Group Limited in connection with the acquisition. Of these shares, 32,854 shares were surrendered back to the Company by FW Pharma stockholders pursuant to the purchase price adjustment provisions in the purchase agreement between the parties. Under the agreement, the Company agreed to make additional payments of up to a maximum of $4.3 million in contingent purchase price if FW Pharma achieved certain established financial and non-financial targets through January 31, 2005. As of June 30, 2004, the Company had made an additional $0.7 million contingent purchase price payment in the form of cash and promissory notes. The remaining maximum contingent obligation is $2.4 million. The promissory notes were all paid in full by the Company as of August 18, 2004. In connection with this transaction, the Company recorded approximately $10.1 million of excess cost over the fair value of the interest in the net assets acquired as goodwill.

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

FISCAL YEAR 2002

On July 1, 2001, the Company acquired EDYABE, a clinical research organization in Latin America, with offices in Argentina and Brazil, for approximately $1.6 million in cash. In connection with this transaction, the Company recorded approximately $1.4 million of excess cost over the fair value of the interest in the net assets acquired as goodwill.

NOTE 4. MARKETABLE SECURITIES

Available-for-sale securities included in marketable securities at June 30, 2004 and 2003, consisted entirely of municipal debt, agency securities and money market securities. At June 30, 2004, all available-for-sale securities were scheduled to mature on varying dates within two years.

The Company's investments are reflected at fair market value, which approximates amortized cost. During fiscal year 2004, gross realized gains were $2.6 million and gross realized losses were $3.7 million. During fiscal year 2003, gross realized gains were minimal and there were no gross realized losses. During fiscal year 2002, gross realized gains totaled $0.2 million and gross realized losses totaled $0.2 million.

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2004 and 2003, consisted of the following:

($ IN THOUSANDS)                     2004          2003
                                  ----------    ----------
Billed                            $  129,942    $  147,411
Unbilled                              96,229        81,328
Allowance for doubtful accounts       (4,215)       (6,013)
                                  ----------    ----------

                                  $  221,956    $  222,726
                                  ==========    ==========

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 and 2003, consisted of the following:

($ IN THOUSANDS)                      2004          2003
                                   ----------    ----------
Owned assets:
  Computer and office equipment    $   75,148    $   67,374
  Computer software                    55,501        44,447
  Leasehold improvements               23,435        20,147
  Furniture and fixtures               17,825        20,084
  Medical equipment                    10,423         4,287
  Buildings                             4,453         4,202
  Other                                 1,248           834
                                   ----------    ----------
                                      188,033       161,375
Less: accumulated depreciation       (119,330)      (99,836)
                                   ----------    ----------
                                   $   68,703    $   61,539
                                   ----------    ----------

Assets held under capital lease:
  Computer software                       525           525
Less: accumulated amortization           (245)         (140)
                                   ----------    ----------
                                          280           385
                                   ----------    ----------

                                   $   68,983    $   61,924
                                   ==========    ==========

Depreciation and amortization expense relating to property and equipment was $24.4 million, $20.7 million, and $17.9 million, for the years ended June 30, 2004, 2003, and 2002, respectively. Depreciation expense for the year ended June 30, 2004 includes $0.7 million of accelerated depreciation due to changes in the estimated useful lives of leasehold improvements on abandoned leased facilities.

NOTE 7. RESTRUCTURING CHARGES

During the year ended June 30, 2004, the Company recorded restructuring charges totaling $10.8 million, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. These amounts were recorded in March 2004.

During the year ended June 30, 2003, the Company recorded facilities-related restructuring charges totaling $9.4 million, as a result of changes in assumptions for leased facilities abandoned in June 2001. The changes in prior assumptions were caused by a further deterioration in challenging real estate market conditions, which made it difficult to sub-lease the abandoned facilities at previously estimated rental rates. In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. The Company has been successful in exiting or subleasing eleven of those properties. After significant effort in trying to sub-lease the remaining properties in a time of a declining commercial real estate market, it became apparent to the Company during fiscal year 2003 that the original assumptions for the remaining three properties were no longer valid under current market conditions.

The Company did not record any restructuring charges in fiscal year 2002.

Fiscal years 2004, 2003, and 2002 activities against the restructuring accrual were as follows:

                             Balance at       Gross         Payments/       Balance at
($ IN THOUSANDS)           June 30, 2003    Provisions     Adjustments    June 30, 2004
                           -------------   ------------    ------------   -------------
Employee severance costs    $        244   $      3,875    $     (2,616)   $      1,503
Facilities related charge          8,506          6,921          (3,504)         11,923
                            ------------   ------------    ------------    ------------

                            $      8,750   $     10,796    $     (6,120)   $     13,426
                            ============   ============    ============    ============

                             Balance at       Gross         Payments/       Balance at
                           June 30, 2002    Provisions     Adjustments    June 30, 2003
                           -------------   ------------    ------------   -------------
Employee severance costs    $      1,176              -    $       (932)   $        244
Facilities related charge          2,125          9,374          (2,993)          8,506
                            ------------   ------------    ------------    ------------

                            $      3,301   $      9,374    $     (3,925)   $      8,750
                            ============   ============    ============    ============

                             Balance at       Gross         Payments/       Balance at
                           June 30, 2001    Provisions     Adjustments    June 30, 2002
                           -------------   ------------    ------------   -------------
Employee severance costs    $      2,785              -    $     (1,609)   $      1,176
Facilities related charge          5,709              -          (3,584)          2,125
Other charges                        242              -            (242)              -
                            ------------   ------------    ------------    ------------

                            $      8,736              -    $     (5,435)   $      3,301
                            ============   ============    ============    ============

NOTE 8. CREDIT ARRANGEMENTS

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% to 5%. The line of credit may be revoked or cancelled by the Bank at any time at its discretion. The Company primarily entered into this line-of-credit to facilitate business transactions with the Bank. At June 30, 2004, the Company had approximately Euro 12.0 million available under this line-of-credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2004, the Company had approximately $1.8 million available credit under these arrangements.

The Company has letter-of-credit agreements with banks totaling approximately $1.0 million guaranteeing performance under various operating leases and vendor agreements.

NOTE 9. STOCKHOLDERS' EQUITY

As of June 30, 2004 and 2003, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. As of June 30, 2004, the Company had acquired 1,306,100 shares at a total cost of $16.2 million. Subsequent to June 30, 2004, the Company used the remaining $3.8 million authorized under the plan to repurchased 200,500 shares of common stock. In total, the Company acquired 1,506,600 shares at a total cost of $20.0 million.

In December 2003, the Board of Directors of the Company approved the restoration of shares of common stock held as treasury shares to the status of authorized and unissued shares.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock to be repurchased in the open market subject to market conditions.

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

NOTE 10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 0.7 million, 1.9 million and 1.2 million shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, because they were anti-dilutive.

The following table is a summary of shares used in calculating basic and diluted earnings per share:

                                                            Years ended June 30,
($ IN THOUSANDS)                                        2004       2003       2002
                                                      --------   --------   --------
Net income                                            $ 13,791   $ 10,662   $ 13,235

Weighted average number of shares outstanding, used
   in computing basic earnings per share                26,010     25,371     24,928
Dilutive common stock options                              785        312        654
                                                      --------   --------   --------
Weighted average shares used in computing
  diluted earnings per share                            26,795     25,683     25,582
                                                      ========   ========   ========

Basic earnings per share                              $   0.53   $   0.42   $   0.53
Diluted earnings per share                            $   0.51   $   0.42   $   0.52

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with FASB No. 130 "Reporting Comprehensive Income". The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

                                               Unrealized
                                                 gain on
                                Foreign         available
                                currency        for sale
($ IN THOUSANDS)              translation      investments       Total
                              ------------    ------------    ------------
Balance as of June 30, 2001   $    (17,631)              -    $    (17,631)
Changes during the year              5,328               -           5,328
                              ------------    ------------    ------------

Balance as of June 30, 2002   $    (12,303)              -    $    (12,303)
Changes during the year              9,450               -           9,450
                              ------------    ------------    ------------

Balance as of June 30, 2003   $     (2,853)              -    $     (2,853)
Changes during the year              5,458             (98)          5,360-
                              ------------    ------------    ------------

Balance as of June 30, 2004   $      2,605    $        (98)   $      2,507
                              ============    ============    ============

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS

The Stock Option Committee of the Board of Directors is responsible for administration of the Company's stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

2001 STOCK INCENTIVE PLAN

In September 2001, the Company adopted the 2001 Stock Incentive Plan, ("2001 Plan") which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 1,000,000 shares of common stock to employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment) of the Company. Options under the 2001 Plan expire ten years from the date of grant and the vesting period may vary at the Board of Directors' discretion.

1998 STOCK PLAN

In February 1998, the Company adopted the 1998 Non-qualified, Non-officer Stock Option Plan (the "1998 Plan") which provides for the grant of non-qualified options to purchase up to an aggregate of 500,000 shares of common stock to any employee or consultant of the Company who is not an executive officer or director of the Company. In January 1999, the Company's Board of Directors approved an increase in the number of shares issuable under the 1998 Plan to 1,500,000 shares. Options under the 1998 Plan expire eight years from the date of grant and vest at dates ranging from the issuance date to five years.

1995 STOCK PLAN

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 3,028,674 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire eight years from the date of grant and vest over ninety days to five years.

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

During fiscal year 2004, there were 267,418 shares purchased at a range of $10.59 to $15.72 per share and during fiscal year 2003, there were 273,091 shares purchased at a range of $7.17 to $10.59 per share.

STOCK OPTIONS OF SUBSIDIARY

In August 2000, Perceptive Informatics, Inc. ("Perceptive"), a majority owned subsidiary of the Company, adopted the 2000 Stock Incentive Plan ("the Perceptive Plan"), which was amended in March 2003 to grant rights to purchase up to an aggregate of 7,030,000 shares of Perceptive common stock. Under the Perceptive Plan, Perceptive may grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2004 and 2003, Perceptive was not publicly traded and options to purchase 3,085,802 shares and 3,200,427 shares, respectively were outstanding under this plan and the options to purchase 101,375 shares had been exercised.

SUMMARY DATA FOR PAREXEL STOCK OPTION PLANS

Aggregate stock option activities for all plans, excluding the Perceptive Plan, for the three years ended June 30, 2004 were as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Options        Price
                                                 ---------    --------
Outstanding at June 30, 2001                     3,594,523    $ 15.76
Granted                                            876,000    $ 13.19
Exercised                                         (130,324)   $  8.41
Canceled                                          (325,629)   $ 17.79
                                                 ---------

Outstanding at June 30, 2002                     4,014,570    $ 15.20
Granted                                            129,000    $ 11.19
Exercised                                         (138,061)   $  9.23
Canceled                                          (346,148)   $ 17.81
                                                 ---------

Outstanding at June 30, 2003                     3,659,361    $ 15.05
Granted                                            485,420    $ 17.13
Exercised                                         (502,534)   $  9.86
Canceled                                          (396,822)   $ 18.80
                                                 ---------

Outstanding at June 30, 2004                     3,245,425    $ 15.70
                                                 =========

Exercisable at June 30, 2002                     1,830,609

Exercisable at June 30, 2003                     2,251,228

Exercisable at June 30, 2004                     2,156,845

Available for future grant at June 30, 2004      1,310,671

Summary information related to options outstanding and exercisable as of June 30, 2004 was as follows:

                        OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------  -----------------------
                                       Weighted
                                       Average    Weighted                 Weighted
       Range of       Outstanding     Remaining    Average   Exercisable   Average
       Exercise          as of       Contractual  Exercise      as of      Exercise
        Prices       June 30, 2004   Life (Years)   Price   June 30, 2004   Price
$ 7.5621 - $11.3430      725,727         3.9       $ 9.51      604,690      $ 9.51
$11.3431 - $15.1240    1,295,322         5.0       $12.72      795,667      $12.63
$15.1241 - $18.9050      519,515         6.8       $17.07       68,627      $17.02
$18.9051 - $22.6860      231,441         2.9       $21.21      214,441      $21.29
$22.6861 - $26.4670       87,770         1.7       $24.42       87,770      $24.42
$26.4671 - $30.2480      172,450         1.9       $27.09      172,450      $27.09
$30.2481 - $34.0290      164,400         1.1       $31.80      164,400      $31.80
$34.0291 - $37.8100       48,800         1.8       $36.21       48,800      $36.21
                       ---------                             ---------
                       3,245,425                             2,156,845
                       =========                             =========

401(k) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.7 million, $2.8 million and $2.6 million, for the years ended June 30, 2004, 2003, and 2002, respectively.

NOTE 13. FINANCIAL INSTRUMENTS

As of June 30, 2004 and 2003, the Company had entered into currency exchange contracts to exchange Euro and British Pounds for U.S. dollars. The notional contract amount of outstanding currency exchange contracts was approximately $10.4 million and $28.3 million at June 30, 2004 and 2003, respectively.

While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of currency exchange contracts were approximately $2 thousand at June 30, 2004 and $150 thousand at June 30, 2003.

At June 30, 2004, maturities of the Company's currency exchange contracts ranged from one to four months.

NOTE 14. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)     2004          2003         2002
                  ----------    ----------   ----------
Domestic          $   (1,120)   $    1,743   $   23,413
Foreign               24,563        16,744         (479)
                  ----------    ----------   ----------

                  $   23,443    $   18,487   $   22,934
                  ==========    ==========   ==========

Provisions for income taxes for the three years ended June 30, were as follows:

($ IN THOUSANDS)          2004          2003          2002
                       ----------    ----------    ----------
Current:
  Federal              $     (585)   $    5,209    $    8,512
  State                       531         1,027         3,060
  Foreign                   4,303         4,393         2,849
                       ----------    ----------    ----------

                            4,249        10,629        14,421
                       ----------    ----------    ----------

Deferred:
  Federal                    (493)       (2,714)       (4,351)
  State                       (43)         (409)          (89)
  Foreign                   5,601          (256)         (968)
                       ----------    ----------    ----------

                            5,064        (3,379)       (5,408)
                       ----------    ----------    ----------

                       $    9,313    $    7,250    $    9,013
                       ==========    ==========    ==========

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ IN THOUSANDS)                               2004         %       2003         %       2002        %
                                             --------     ----    --------     ----    --------    -----
Income tax expense computed at the federal
  statutory rate                             $  8,206     35.0%   $  6,470     35.0%   $  8,027     35.0%
State income taxes, net of federal benefit        359      1.5%        408      2.2%      1,989      8.7%
Foreign rate differential                         594      2.5%       (956)    -5.2%       (344)    -1.5%
Foreign permanent tax adjustments              (1,417)    -6.0%       (780)    -4.2%       (109)    -0.5%
U.S. permanent tax adjustments                    (56)    -0.2%         21      0.1%     (2,928)   -12.8%
Change in valuation allowances                  2,816     12.0%      1,911     10.3%      2,625     11.4%
Tax accrual reduction                          (1,317)    -5.6%          -        -           -        -
Other                                             128      0.5%        176      1.0%       (247)    -1.1%
                                             --------     ----    --------     ----    --------    -----

                                             $  9,313     39.7%   $  7,250     39.2%   $  9,013     39.3%
                                             ========     ====    ========     ====    ========    =====

During fiscal year 2004, the Company released $1.3 million of tax accruals in conjunction with the resolution of certain outstanding tax issues and the favorable results of various tax audits. Without the release of these reserves, the Company's effective income tax rate would have been higher.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax assets as of June 30, 2004 and 2003 were as follows:

($ IN THOUSANDS)                              2004          2003
                                           ----------    ----------
Deferred tax assets:
  Foreign loss carryforwards               $   11,675    $    8,749
  Accrued expenses                             26,218        25,361
  Allowance for doubtful accounts                 721           484
  Unbilled accounts receivable                 16,907        14,840
  Other                                            83            81
                                           ----------    ----------

Gross deferred tax assets                      55,604        49,515
Deferred tax asset valuation allowance        (15,734)      (11,868)
                                           ----------    ----------

Total deferred tax assets                      39,870        37,647
                                           ----------    ----------

Deferred tax liabilities:
Property and equipment                        (14,543)       (9,031)
Deferred contract profit                       (3,849)       (2,687)
Other                                          (4,132)       (1,513)
                                           ----------    ----------

Total deferred tax liabilities                (22,524)      (13,231)
                                           ----------    ----------

                                           $   17,346    $   24,416
                                           ==========    ==========

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2004 and 2003 were as follows:

($ IN THOUSANDS)                              2004          2003
                                           ----------    ----------
Current deferred tax assets                $   29,710    $   27,604
Non-current deferred tax assets                10,160        10,043
Current deferred tax liabilities               (4,424)       (2,557)
Non-current deferred tax liabilities          (18,100)      (10,674)
                                           ----------    ----------

                                           $   17,346    $   24,416
                                           ==========    ==========

The Company has foreign tax loss carryforwards, tax effected, of approximately $11.7 million that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2004, the valuation allowance increased by $3.9 million. As of June 30, 2004, $15.7 million of future tax rate benefit remains. The ultimate realization of this benefit is dependent upon the generation of sufficient taxable income in respective jurisdictions.

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $34.0 million, $30.2 million, and $25.4 million for fiscal years 2004, 2003 and 2002, respectively. Future minimum lease payments due under non-cancelable leases are as follows:

($ IN THOUSANDS)           2005          2006          2007          2008          2009       Thereafter       Total
Operating leases        $   30,250    $   26,330    $   23,006    $   21,058    $   16,873    $   53,985    $  171,502
Less: sublease income         (724)         (397)         (308)         (308)         (280)         (969)       (2,986)
                        ----------    ----------    ----------    ----------    ----------    ----------    ----------

Total                   $   29,526    $   25,933    $   22,698    $   20,750    $   16,593    $   53,016    $  168,516
                        ==========    ==========    ==========    ==========    ==========    ==========    ==========

In association with the FW Pharma acquisition as discussed in Note 3, the Company is obligated to make a maximum additional payments of $2.4 million in contingent purchase price if FW Pharma achieves certain established financial targets through January 31, 2005.

The Company has letter-of-credit agreements with banks totaling approximately $1.0 million guaranteeing performance under various operating leases and vendor agreements.

NOTE 16. RELATED PARTY TRANSACTIONS

During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004. All gains and losses from this transaction have been deferred until the promissory note is paid in full.

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

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to its majority owned subsidiary, Perceptive Informatics, Inc., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership in Perceptive increased from 97.4% to 98.2% in July 2003. Certain executive officers and directors of the Company own 0.87% of the issued and outstanding common stock of Perceptive. The terms of this transaction were approved by an independent committee of the Board of Directors of the Company, the members of which neither serve as Director of, nor own any shares of stock of Perceptive and using a valuation prepared by an independent third party.

During the years ended June 30, 2004 and 2003, certain members of the Company's Board of Directors were affiliated with certain companies in which PAREXEL is a minority shareholder. The total sum of all of these investments by PAREXEL was $0.9 million.

NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2004, 2003 and 2002 were as follows:

($ IN THOUSANDS)                    2004          2003          2002
                                 ----------    ----------    ----------
Service revenue:
  United States                  $  247,345    $  265,564    $  252,552
  Europe                            276,089       235,612       178,357
  Asia and Other                     23,782        21,137        20,552
                                 ----------    ----------    ----------
                                 $  547,216    $  522,313    $  451,461
                                 ==========    ==========    ==========
Income (loss) from operations:
  United States                  $   (1,774)   $    8,397    $   18,690
  Europe                             25,344        16,916         3,831
  Asia and Other                      1,036        (4,708)       (2,028)
                                 ----------    ----------    ----------

                                 $   24,606    $   20,605    $   20,493
                                 ==========    ==========    ==========

Tangible Long-lived assets:
  United States                  $    3,064    $    2,187    $    2,206
  Europe                              2,521         3,375         2,484
  Asia and Other                      1,148         1,065           940
                                 ----------    ----------    ----------

                                 $    6,733    $    6,627    $    6,033
                                 ==========    ==========    ==========

The Company is managed through four business segments, namely, CRS, PCG, MMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCG provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCG consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. MMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. MMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include the medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

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

The Company evaluates its assets (including long-lived assets) on a geographic basis because it has a global infrastructure supporting all four business segments.

($ IN THOUSANDS)                       CRS          PCG          MMS      PERCEPTIVE      TOTAL
                                   ----------   ----------   ----------   ----------   ----------
Service revenue:
  2004                             $  309,341   $  113,117   $   88,785   $   35,973   $  547,216
  2003                             $  312,847   $  100,813   $   83,853   $   24,800   $  522,313
  2002                             $  261,727   $   94,534   $   75,213   $   19,987   $  451,461

Gross profit on service revenue:
  2004                             $  122,633   $   27,645   $   23,872   $   17,003   $  191,153
  2003                             $  116,879   $   20,502   $   28,112   $    9,644   $  175,137
  2002                             $   90,965   $   21,393   $   26,280   $    4,114   $  142,752

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PAREXEL International Corporation:

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation and its subsidiaries as of June 30, 2004 and June 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation and its subsidiaries at June 30, 2004 and June 30, 2003, and the consolidated results of their operations, and cash flows for each of the three years in the period ended June 30, 2004 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

                                                       Ernst & Young LLP

Boston, Massachusetts
August 30, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Corporate Governance", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The Company has adopted a code of ethics, the PAREXEL International Corporation Code of Business Conduct and Ethics, which applies to the conduct of the Company's officers, directors and employees.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics applicable to all of its employees, including its principal executive officers and principal financial officer. The code of business conduct and ethics is available on the Company's website (www.parexel.com) under the category "Investor
Relations-Corporate Governance".

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the caption "Fees Paid to Independent Auditors" in the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   The following documents are filed as part of this report:

      (1) FINANCIAL STATEMENTS

          The following financial statements and supplementary data are included in Item 8 of this annual report:

         FINANCIAL STATEMENTS                                 FORM 10-K PAGES
         --------------------                                 ---------------
Report of Independent Registered Public Accounting
  Firm for the years ended  June 30, 2004, 2003 and 2002               58
Consolidated Statements of Operations for each of the
  three years ended June 30, 2004, 2003, and 2002                      36
Consolidated Balance Sheets at June 30, 2004 and 2003                  37
Consolidated Statements of Stockholders' Equity for
  each of the three years ended June 30, 2004, 2003, and 2002          38
Consolidated Statements of Cash Flows for each of the
  three years ended June 30, 2004, 2003, and 2002                   39-40
Notes to Consolidated Financial Statements                          41-57

      (2) FINANCIAL STATEMENT SCHEDULES

          For the three years ended June 30, 2004:

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

(B) Reports on Form 8-K:

      1. The Company furnished an Amendment No. 1 to Current Report on Form 8-K/A on May 5, 2004 under Item 12, which amended the Form 8-K filed by the Company on April 22, 2004.

      2. The Company furnished a Current Report on Form 8-K on April 22, 2004 under Item 12, which included the Company's Press Release dated April 22, 2004 containing financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By: /s/ Josef H. von Rickenbach                        Dated: September 10, 2004
-------------------------------
    Josef H. von Rickenbach
    Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                             Title(s)                           Date
/s/ Josef H. von Rickenbach
---------------------------
Josef H. von Rickenbach        Chairman of the Board and Chief              September 10, 2004
                               Executive Officer (principal executive
                               officer)

/s/ James F. Winschel, Jr.
---------------------------
James F. Winschel, Jr.         Senior Vice President and Chief              September 10, 2004
                               Financial Officer (principal financial and
                               accounting officer)

/s/ A. Dana Callow, Jr.
---------------------------
A. Dana Callow, Jr.            Director                                     September 10, 2004


---------------------------
A. Joseph Eagle                Director

/s/ Patrick J. Fortune
---------------------------
Patrick J. Fortune             Director                                     September 10, 2004

/s/ Richard L. Love
---------------------------
Richard L. Love                Director                                     September 10, 2004

/s/ Serge Okun
---------------------------
Serge Okun                     Director                                     September 10, 2004

/s/ William U. Parfet
---------------------------
William U. Parfet              Director                                     September 10, 2004

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

    10.2* Form of Stock Option Agreement under the Company's Second Amended and Restated 1995 Stock Plan (filed as Exhibit 99.1 to the Company's current Report on Form 8-K dated September 2, 2004 and incorporated herein by this reference).

    10.3* Form of Stock Option Agreement for Executive Officers under the Company's Second Amended and Restated 1995 Stock Plan.

    10.4* Form of Stock Option Agreement under the Company's 2001 Stock Incentive Plan.

    10.5* 1989 Stock Plan of the Company (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

    10.6* Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by this reference).

    10.7* 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

    10.8*     Corporate Plan for Retirement of the Company (filed as Exhibit
              10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

    10.9 First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

    10.10 Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

    10.11* 1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

    10.12* Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by this reference).

    10.13 Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

    10.14 Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

    10.15 Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

    10.16.1* Employment Agreement dated August 30, 1996 between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

    10.16.2* Amendment to Employment Agreement, dated November 22, 1999, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.19.2 to the Company's Annual Report on Form 10-K for the year ended ended June 30, 2001 and incorporated herein by this reference).

    10.16.3* Amendment to Employment Agreement, dated June 21, 2000 between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.19.3 to the Company's Annual Report on Form 10-K for the year ended ended June 30, 2001 and incorporated herein by this reference).

    10.17 Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

    10.18* Change of Control/Severance Agreement, dated as of April 9, 2001, by and between the Company and Carl A. Spalding (filed as Exhibit
              10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

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

    10.21* PAREXEL International Nonqualified Deferred Compensation Plan (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by this reference).

    10.22 ABN - AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference ).

    10.23 Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

    10.24* Change of Control/Severance Agreement, dated as of December 23, 2003, by and between the Company and Susan H. Alexander (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by this reference).

    21.1      List of subsidiaries of the Company

    23.1      Consent of Ernst & Young LLP

    31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* denotes management contract or any compensatory plan, contract or arrangement

                                   SCHEDULE II

                        PAREXEL INTERNATIONAL CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in thousands)

                            Balance at     Charged to                     Balance at
                            beginning       costs and     Deductions        end of
                             of year        expenses    and write-offs       year
                           ------------   ------------  --------------   ------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended June 30, 2002   $      4,575   $        961   $       (914)   $      4,622
Year ended June 30, 2003   $      4,622   $      2,408   $     (1,017)   $      6,013
Year ended June 30, 2004   $      6,013   $      2,089   $     (3,887)   $      4,215