Form 10-Q
period 2004-09-30
PAREXEL INTERNATIONAL CORP
filed 2004-11-08
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2004, there were 25,993,517 shares of common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.                 FINANCIAL INFORMATION

           Item 1       Financial Statements (Unaudited):

                        Condensed Consolidated Balance Sheets - September 30, 2004 and June 30,    3
                        2004

                        Condensed Consolidated Statements of Operations - Three months ended       4
                        September 30, 2004 and 2003

                        Condensed Consolidated Statements of Cash Flows - Three months ended       5
                        September 30, 2004 and 2003

                        Notes to Condensed Consolidated Financial Statements                       6

           Item 2       Management's Discussion and Analysis of Financial Condition and Results   10
                        of Operations

           Item 3       Quantitative and Qualitative Disclosure About Market Risk                 17

           Item 4       Controls and Procedures                                                   25

PART II.                OTHER INFORMATION

           Item 2       Unregistered Sales of Equity Securities and Use of Proceeds               25

           Item 5       Other Information                                                         26

           Item 6       Exhibits                                                                  26

SIGNATURES                                                                                        27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                    SEPTEMBER 30,
                                                                                        2004           JUNE 30,
                                                                                    (UNAUDITED)          2004
                                                                                  ----------------    ---------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $         58,330    $  60,686
      Marketable securities                                                                 35,061       34,921
      Billed and unbilled accounts receivable, net                                         209,023      221,956
      Prepaid expenses                                                                      12,281       11,681
      Current deferred tax assets                                                           29,828       29,710
      Income tax receivable                                                                      -        1,834
      Other current assets                                                                   4,529        4,694
                                                                                  ----------------    ---------
             Total current assets                                                          349,052      365,482

Property and equipment, net                                                                 68,427       68,983
Goodwill                                                                                    42,662       41,002
Other intangible assets, net                                                                10,229       10,636
Non-current deferred tax assets                                                             10,151       10,160
Other assets                                                                                 6,645        6,733
                                                                                  ----------------    ---------
             Total assets                                                         $        487,166    $ 502,996
                                                                                  ================    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                         $            222    $     768
      Accounts payable                                                                       8,865       15,917
      Deferred revenue                                                                     132,310      145,409
      Accrued expenses                                                                      13,677       14,805
      Accrued restructuring charges                                                          4,609        5,481
      Accrued employee benefits and withholdings                                            30,601       28,577
      Current deferred tax liabilities                                                       4,457        4,424
      Income taxes payable                                                                   2,326            -
      Other current liabilities                                                              2,666        4,693
                                                                                  ----------------    ---------
             Total current liabilities                                                     199,733      220,074
Long-term debt                                                                                 444          471
Non-current deferred tax liabilities                                                        19,746       18,100
Long-term accrued restructuring charges                                                      6,917        7,944
Other liabilities                                                                            5,817        5,886
                                                                                  ----------------    ---------
              Total liabilities                                                            232,657      252,475
                                                                                  ----------------    ---------

Minority interest in subsidiary                                                              3,599        3,761
Stockholders' equity:
     Preferred stock--$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
     Common stock--$.01 par value; shares authorized: 50,000,000; shares issued:
       25,968,028 at September 30, 2004 and 26,522,178 at June 30, 2004; shares outstanding: 25,968,028 at September 30, 2004 and 26,077,078
       at June 30, 2004                                                                        260          275
     Additional paid-in capital                                                            164,317      175,126
     Treasury stock, shares at cost: 445,100 at June 30, 2004                                    -       (8,056)
     Retained earnings                                                                      82,564       76,908
     Accumulated other comprehensive income                                                  3,769        2,507
                                                                                  ----------------    ---------
             Total stockholders' equity                                                    250,910      246,760
                                                                                  ----------------    ---------
             Total liabilities and stockholders' equity                           $        487,166    $ 502,996
                                                                                  ================    =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                              FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              --------------------------
                                                2004           2003
                                              ---------       --------
Service revenue                               $ 131,511       $132,123
Reimbursement revenue                            27,175         21,468
                                              ---------       --------

        Total revenue                           158,686        153,591

Costs and expenses:
     Direct costs                                83,690         85,848
     Reimbursable out-of-pocket expenses         27,175         21,468
     Selling, general and administrative         31,841         32,468
     Depreciation and amortization                6,410          5,987
                                              ---------       --------

        Total costs                             149,116        145,771
                                              ---------       --------

Income from operations                            9,570          7,820

Other income (expense), net                        (436)           294
                                              ---------       --------

Income before provision for income taxes
  and minority interest                           9,134          8,114

Provision for income taxes                        3,535          3,124
Minority interest (benefit) expense                 (57)           258
                                              ---------       --------

        Net income                            $   5,656       $  4,732
                                              ---------       --------

Earnings per share:
     Basic                                    $    0.22       $   0.18
     Diluted                                  $    0.21       $   0.18

Weighted average shares:
     Basic                                       26,027         25,860
     Diluted                                     26,583         26,592

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           --------------------------
                                                                             2004          2003
                                                                           --------       --------
Cash flow from operating activities:
     Net income                                                            $  5,656       $  4,732
     Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Minority interest in net income of consolidated subsidiary               (57)           258
       Depreciation and amortization                                          6,410          5,987
       Changes in operating assets/liabilities                               (6,696)       (10,332)
                                                                           --------       --------
            Net cash provided by operating activities                         5,313            645
                                                                           --------       --------

Cash flow from investing activities:
     Purchases of marketable securities                                      (1,131)       (42,634)
     Proceeds from sale of marketable securities                                991         45,526
     Purchases of property and equipment                                     (5,765)        (4,944)
     Proceeds from sale of assets                                               567             30
                                                                           --------       --------
            Net cash used in investing activities                            (5,338)        (2,022)
                                                                           --------       --------

Cash flow from financing activities:
     Proceeds from issuance of common stock                                     974          1,411
     Payments to repurchase common stock                                     (3,742)          (627)
     Borrowings (repayments) under lines of credit and long-term debt          (573)           221
                                                                           --------       --------
            Net cash (used) provided by financing activities                 (3,341)         1,005
                                                                           --------       --------

Effect of exchange rate changes on cash and cash equivalents                  1,010            686
                                                                           --------       --------

Net (decrease) increase in cash and cash equivalents                         (2,356)           314
Cash and cash equivalents at beginning of period                             60,686         69,734
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $ 58,330       $ 70,048
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Net cash paid (refunded) during the year for:
      Interest                                                             $    940       $    943
      Income taxes                                                         $   (782)      $    214

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Clinical Pharmacology (Phase I) and some small parts of the Regulatory business from the PAREXEL Consulting Group ("PCG") to Clinical Research Services ("CRS"), and Phase IV clinical operations from Medical Marketing Services ("MMS") to CRS. The remaining businesses of PCG and MMS were then combined to form the new PAREXEL Consulting and Marketing Services ("PCMS") business segment. These changes resulted in various reclassifications to the historical segment information presented in Note 6 to the condensed consolidated financial statements in this quarterly report, but had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 0.6 million and 1.0 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)              2004             2003
                                                  ---------         ---------
Net income attributable to common shares          $   5,656         $   4,732
                                                  ---------         ---------

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding           26,027            25,860
                                                  ---------         ---------
Basic earnings per common share                   $     .22         $    0.18
                                                  =========         =========

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding             26,027           25,860
  Shares attributable to common stock options                    556              732
                                                           ---------         --------
                                                              26,583           26,592
                                                           =========         ========
Diluted earnings per common share                          $    0.21         $   0.18
                                                           =========         ========

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income (loss) has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended September 30, 2004 and 2003 were as follows:

                                                   FOR THE THREE MONTHS  ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)             2004                2003
                                                  ---------         ------------
Net income                                        $   5,656         $      4,732
Add: foreign currency translation adjustments         1,218                2,016
         unrealized gain/loss on investment              44                    -
                                                  ---------         ------------
Comprehensive income                              $   6,918         $      6,748
                                                  =========         ============

NOTE 4 - ACQUISITIONS

Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts (IMC), a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of $0.3 million and up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007. Pro forma results of IMC have not been presented because the effect of this acquisition is not material.

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)              2004              2003
                                                   --------          --------
Net income as reported                             $ 5,656           $  4,732
Deduct: effect of fair-valued based
              compensation, net of tax                (979)              (353)
                                                   -------           --------

Pro forma net income                               $ 4,677           $  4,379
                                                   =======           ========

Pro forma net income per share:
  Basic                                            $  0.18           $   0.17
  Diluted                                          $  0.18           $   0.16

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

NOTE 6 - SEGMENT INFORMATION

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Clinical Pharmacology (Phase I) and some small parts of the Regulatory business from PCG to CRS, and Phase IV clinical operations from MMS to CRS. The remaining businesses of PCG and MMS were then combined to form the new PCMS business segment. These changes had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

The Company is managed through three business segments, namely, CRS, PCMS, and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), web-based portals, systems integration, and patient diary applications.

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------
($ IN THOUSANDS)                                    2004              2003
                                                  ---------         ---------
Service revenue:
  Clinical Research Services                      $  89,926         $  93,930
  PAREXEL Consulting and
    Marketing Services                               32,356            30,050
  Perceptive Informatics, Inc.                        9,229             8,143
                                                  ---------         ---------
                                                  $ 131,511         $ 132,123
                                                  =========         =========

Gross profit on service revenue:
  Clinical Research Services                      $  33,001         $  35,990
  PAREXEL Consulting and
    Marketing Services                               10,886             6,585
  Perceptive Informatics, Inc.                        3,934             3,700
                                                  ---------         ---------
                                                  $  47,821         $  46,275
                                                  =========         =========

NOTE 7 - RESTRUCTURING CHARGES

During the quarter ended September 30, 2004, the Company was successful in executing a sublease agreement for one of its previously abandoned facilities, thereby decreasing the restructuring charge in conjunction with past restructuring activities by $0.5 million. At the same time, as a result of the reorganization of the strategic business units discussed in Note 1 to the condensed consolidated financial statements in this quarterly report, the Company incurred severance and other related charges in the amount of $0.5 million. There was no net change in the Restructuring Charge as a result of these activities.

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

In June 2001, the Company made certain reasonable assumptions based upon market conditions, which indicated that sub-lease payments for these abandoned facilities were probable. The June 2001 restructuring charge involved fourteen properties. As of September 30, 2004, the Company has been successful in exiting or subleasing all of those properties.

Current activity charged against the restructuring accrual in the quarter ended September 30, 2004 (which is included in "Accrued Restructuring Charges and Long-term Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                                 BALANCE AS OF                                  BALANCE AS OF
                                    JUNE 30,        CHARGE/                      SEPTEMBER 30,
($ IN THOUSANDS)                      2004         ADJUSTMENT    PAYMENTS            2004
                                 -------------     ----------    --------       --------------
Employee severance costs            $  1,503         $  534       $  (957)         $   1,080
Facilities-related charges            11,923           (534)         (943)            10,446
                                    --------         ------       -------          ---------
                                    $ 13,426              -       $(1,900)         $  11,526
                                    ========         ======       =======          =========

NOTE 8 - STOCKHOLDERS' EQUITY

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock. Repurchases were made in the open market subject to market conditions. As of September 30, 2004, the Company had fully utilized this authorization by acquiring 1,506,600 shares at a total cost of $20.0 million pursuant to this program.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to an additional $20 million of the Company's common stock to be repurchased in the open market subject to market conditions. As of September 30, 2004, no repurchases had been made under this new authorization.

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

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Clinical Pharmacology (Phase I) and some small parts of the Regulatory business from the PCG to CRS, and Phase IV clinical operations from MMS to CRS. The remaining businesses of PCG and MMS were then combined to form the new PCMS business segment. These changes resulted in various reclassifications to the historical segment information presented in Note 6 to the condensed consolidated financial statements of this quarterly report, but had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding the Company's strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors include the Company's "critical accounting estimates" and the risk factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of this quarterly report.

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

The Company is managed through three business segments, namely, CRS, PCMS, and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. Perceptive is a majority-owned subsidiary of the Company. As of September 30, 2004, the Company owned approximately 97.9% of the outstanding shares of common stock of Perceptive. On a fully diluted basis, the Company owned approximately 91.9% of Perceptive.

The Company conducts a significant portion of its operations in foreign countries. Approximately 60.6% of the Company's service revenue for the three months ended September 30, 2004 and 53.4% of the Company's service revenue for the three months ended September 30, 2003, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S.") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2004, approximately 23.4% of total consolidated service revenue was denominated in British pounds and approximately 29.5% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2003, approximately 19.5% of total consolidated service revenue was denominated in British pounds and approximately 25.9% of total consolidated service revenue was denominated in Euros.

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

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit based output method. This method requires the Company to estimate total expected units, as well as the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and actual costs incurred, which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations and financial position.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three ended September 30, 2004 and 2003 were as follows:

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                                    INCREASE
($ IN THOUSANDS)                       2004           2003         (DECREASE)        %
                                      --------      ---------      ---------       -----
Service revenue:
  CRS                                 $ 89,926      $  93,930       $(4,004)       -4.3%
  PCMS                                  32,356         30,050         2,306         7.7%
  Perceptive                             9,229          8,143         1,086        13.3%
                                      --------      ---------       -------
                                      $131,511      $ 132,123       $  (612)       -0.5%
                                      ========      =========       =======

Direct costs:
  CRS                                 $ 56,925      $  57,940       $(1,015)       -1.8%
  PCMS                                  21,470         23,465        (1,995)       -8.5%
  Perceptive                             5,295          4,443           852        19.2%
                                      --------      ---------       -------
                                      $ 83,690      $  85,848       $(2,158)       -2.5%
                                      ========      =========       =======

Gross profit on service revenue:
  CRS                                 $ 33,001      $  35,990       $(2,989)       -8.3%
  PCMS                                  10,886          6,585         4,301        65.3%
  Perceptive                             3,934          3,700           234         6.3%
                                      --------      ---------       -------

                                      $ 47,821      $  46,275       $ 1,546         3.3%
                                      ========      =========       =======

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003:

Service revenue decreased by $0.6 million, or 0.5%, to $131.5 million for the three months ended September 30, 2004 from $132.1 million for the same period one year ago. Service revenue was positively impacted by foreign exchange fluctuations of $6.8 million, or 4.7%. On a geographic basis, service revenue for the three months ended September 30, 2004 was distributed as follows: The United States - $51.9 million (39.4%), Europe - $72.6 million (55.2%), and Asia & Other - $7.1 million (5.4%). For the three months ended September 30, 2003, service revenue was distributed as follows: The United States - $61.5 million (46.6%), Europe - $63.2 million (47.8%), and Asia & Other - $7.4 million (5.6%).
The year-over-year shift of revenue from the United States to Europe was primarily caused by the weakening of the U.S. dollar, incremental revenue in Europe attributed to the 3C acquisition completed during the third quarter of fiscal year 2004, and cancellations as a result of drug safety issues in the U.S.

On a segment basis, CRS service revenue decreased $4.0 million, or 4.3%, to $89.9 million for the three months ended September 30, 2004 from $93.9 million in the same period in fiscal year 2003, as a result of several factors including cancellations caused by drug safety issues, client driven project start-up-delays, and no current year counterpart to last year's favorable contract close-out in Japan, partly offset by the favorable $5.4 million effect of foreign exchange fluctuations. PCMS service revenue increased by $2.3 million, or 7.7%, to $32.4 million in the three months ended September 30, 2004 from $30.1 million in the three months ended September 30, 2003. Approximately 1.6% of the total 7.7% increase was attributed to the positive impact of foreign currency fluctuations, with the remaining 6.1% primarily due to rebounding demand for most of this segment's services. Perceptive service revenue increased by $1.1 million, or 13.3%, to $9.2 million in the three months ended September 30, 2004 compared with $8.1 million in the same period one year ago. Of the total 13.3% increase, approximately 3.8% was attributed to the positive impact of foreign currency fluctuations, and the remaining 9.5% was primarily due to new business wins in the medical imaging business experienced throughout fiscal year 2004.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs decreased by $2.2 million, or 2.5%, to $83.7 million for the three months ended September 30, 2004 from $85.8 million in the same period last fiscal year. Direct costs were negatively impacted by foreign exchange fluctuations of $4.6 million, or 5.4%. On a segment basis, CRS direct costs decreased by $1.0 million, or 1.8%, to $56.9 million for the three months ended September 30, 2004 from $57.9 million in the same three-month period in fiscal year 2004. The year-over-year decrease in CRS direct costs was primarily due to lower revenue levels, tighter cost controls, productivity and quality improvements, and a favorable swing in loss reserves, partly offset by a 5.9% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs increased by 1.6 points to 63.3% for the three months ended September 30, 2004 from 61.7% for the three months ended September 30, 2003. PCMS direct costs decreased by $2.0 million, or 8.5%, to $21.5 million in the three months ended September 30, 2004 from $23.5 million in the same period one year ago. The year-over-year decrease in PCMS direct costs was a result of tighter cost controls, no counterpart to the prior year's one-time catch-up adjustment in MMS, and lower hiring costs, partially offset by a 4.4% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased by 11.7 points to 66.4% for the three months ended September 30, 2004 from 78.1% for the three months ended September 30, 2003 as a result of efficiency improvements and the other factors previously mentioned. Perceptive direct costs increased $0.9 million, or 19.2%, to $5.3 million in the three months ended September 30, 2004 from $4.4 million in the same period in the last fiscal year. Of the total 19.2% increase, approximately 4.0% was attributed to foreign currency fluctuations, with the remaining 15.2% due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs increased by 2.8 points to 57.4% in the three months ended September 30, 2004 from 54.6% in the same three-month period one year ago as a result of a less favorable revenue mix.

Selling, general and administrative ("SG&A") expenses decreased $0.6 million, or 1.9%, to $31.8 million in the three-month period ended September 30, 2004 from $32.4 in the same period one year ago as the impact of unfavorable foreign currency fluctuations of approximately $1.6 million were offset by a decrease of approximately $2.2 million as a result of tight cost controls and the favorable impact of past restructuring activities. As a percentage of service revenue, SG&A improved by 0.4 points to 24.2% in the three months ended September 30, 2004 from 24.6% in the same period one year ago.

Depreciation and amortization ("D&A") expense increased by $0.4 million, or 7.1%, to $6.4 million for the three months ended September 30, 2004 from $6.0 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and an increased level of capital expenditures. As a percentage of service revenue, D&A was 4.9% for the three months ended September 30, 2004 versus 4.5% for the three months ended September 30, 2003.

Other income (expense) changed by $0.7 million to a $(0.4) million expense in the three months ended September 30, 2004 from $0.3 million of income in the same three-month period in the last fiscal year, primarily due to higher foreign currency transaction losses.

The Company had an effective income tax rate of 38.7% for the three months ended September 30, 2004 and 38.5% for the three months ended September 30, 2003. Tax rates are a function of profitability in the various taxing jurisdictions in which the Company does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate.

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

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO in accounts receivable, net of deferred revenue, was 41 days at September 30, 2004 compared with 48 days at September 30, 2003 and 36 days at June 30, 2004. DSO increased five days primarily due to lower revenue levels and slower payments in the first quarter of fiscal year 2005, as compared with the fourth quarter of fiscal year 2004, coupled with a decrease in client advance payments. Accounts receivable, net of the allowance for doubtful accounts was $209.0 million ($107.0 million in billed accounts receivable and $102.0 million in unbilled accounts receivable) at September 30, 2004 and $222.0 million ($127.5 million in billed accounts receivable and $94.5 million in unbilled accounts receivable) at June 30, 2004. Deferred revenue was $132.3 million at September 30, 2004 and $145.4 million at June 30, 2004. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the three months ended September 30, 2004 totaled $5.3 million and was generated from $6.4 million related to non-cash charges for depreciation and amortization expense, $5.7 million of net income, and a $1.1 increase in liabilities, offset by a $7.0 million decrease in accounts payable and $0.9 million utilized for other needs. Net cash provided by operating activities for the three months ended September 30, 2003 totaled $0.6 million and was generated from $6.0 million of depreciation and amortization expense, $4.7 million of net income, a $1.5 million decrease in prepaid and other current assets and $0.3 million in minority interest included in the net income of consolidated subsidiaries, offset by a $5.7 million decrease in current and non-current liabilities, a $5.3 million decrease in accounts payable, and a $0.9 million increase in other asset classifications.

Net cash used in investing activities for the three months ended September 30, 2004 totaled $5.3 million and consisted of $5.8 million used for capital expenditures (primarily computer hardware and software), offset by approximately $0.7 million of proceeds from sale of fixed assets. Net cash used in investing activities for the three months ended September 30, 2003 totaled $2.0 million and consisted of $4.9 million used for capital expenditures (primarily software and hardware), offset by $2.9 million of net proceeds from the sale of marketable securities.

Net cash used in financing activities for the three months ended September 30, 2004 totaled $3.3 million, and was generated from $3.7 million used to repurchase the Company's common stock pursuant to its stock repurchase program and $0.6 million for repayments under lines-of-credit and long-term debt, offset by $1.0 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option plan. Net cash provided by financing activities for the three months ended September 30, 2003 totaled $1.0 million and consisted primarily of the proceeds generated from the issuance of common stock in conjunction with the Company's stock option plans.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line-of-credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2004, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2004, the Company had approximately $1.8 million available under these arrangements.

The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool's overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are included in "other income (expense), net" in the Company's condensed consolidated statements of operations.

FINANCING NEEDS

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or the level of contract cancellations increased, the Company's revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.

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

CONTINGENT LIABILITIES AND GUARANTEES

In connection with the FW Pharma acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of the Company's June 30, 2004 Form 10-K, the Company is obligated to make a maximum additional payments of up to $2.4 million in contingent purchase price if FW Pharma achieves certain established financial targets through January 31, 2005.

In connection with the IMC acquisition as discussed in Note 4 to the condensed consolidated financial statements in this quarterly report, the Company is obligated to make additional payments of $0.3 million and up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 60.6% of its service revenue for the three-month period ended September 30, 2004 and 53.4% of its service revenue for the three months ended September 30, 2003 from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

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

The Company occasionally enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the three-month periods ended September 30, 2004 and 2003, the Company recorded foreign-exchange losses of $0.8 million and $0.1 million, respectively.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the three months ended September 30, 2004, approximately 23.4% of total consolidated service revenue was denominated in British pounds and approximately 29.5% of total consolidated service revenue was denominated in Euros. The Company has implemented a derivative policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $6.3 million at September 30, 2004. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $0.6 million. The Company acknowledged its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification is very difficult to address at any given point.

INTEREST RATE

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $0.5 million as of September 30, 2004 and June 30, 2004.

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

      -     product withdrawal following market launch; and

      -     manufacturing facility shut down.

In addition, the Company believes that companies regulated by the Food and Drug Administration ("FDA") may proceed with fewer clinical trials or conduct them without the assistance of bio/pharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with bio/pharmaceutical services companies such as the Company.

THE COMPANY FACES INTENSE COMPETITION IN MANY AREAS OF ITS BUSINESS; IF THE COMPANY DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED

The bio/pharmaceutical services industry is highly competitive, and the Company faces numerous competitors in many areas of its business. If the Company fails to compete effectively, the Company may lose clients, which would cause its business to suffer.

The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL's PCMS business also competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive, a majority owned subsidiary of the Company, competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

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

For example, parts of PAREXEL's PCMS business advises clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCMS business in this area. As a result of lower level of FDA enforcement activities over the last two years, PCMS has experienced a decline in the group's GMP consulting business, which has adversely affected the business unit.

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

One of the factors on which the Company's CRS business competes is the ability to recruit patients for the clinical studies the Company is managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted. Although to date these communities have provided a substantial pool of potential subjects for research studies, there may not be enough patients available with the traits necessary to conduct the studies. For example, if the Company manages a study for a treatment of a particular type of cancer, its ability to conduct the study may be limited by the number of patients that it can recruit that have that form of cancer. If multiple organizations are conducting similar studies and competing for patients, it could also make the Company's recruitment efforts more difficult. If the Company were unable to attract suitable and willing volunteers on a consistent basis, it would have an adverse effect on the trials being managed by its CRS business, which could have a material adverse effect on its CRS business.

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

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 60.6% of total consolidated service revenue for the three months ended September 30, 2004 and approximately 53.4% of total consolidated service revenue for the three months ended September 30, 2003. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 23.4% of total consolidated service revenue for the three month ended September 30, 2004 and approximately 19.5% of total consolidated service revenue for the three months ended September 30, 2003. The Company's service revenue from operations in Germany represented approximately 15.8% of total consolidated service revenue for the three months ended September 30, 2004 and approximately 12.0% of total consolidated service revenue for the three months ended September 30, 2003. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $7.8 million for the quarter ended September 30, 2003, $8.2 million for the quarter ended December 31, 2003, $(1.7) million for the quarter ended March 31, 2004, $10.3 million for the quarter ended June 30, 2004 and $9.6 million for the quarter ended September 30, 2004. Factors that cause these variations include:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 60.6% of the Company's total consolidated service revenue for the three months ended September 30, 2004 and approximately 53.4% of the Company's total consolidated service revenue for the three months ended September 30, 2003 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2004, approximately 23.4% of total consolidated service revenue was denominated in British pounds and approximately 29.5% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2003, approximately 19.5% of total consolidated service revenue was denominated in British pounds and approximately 25.9% of total consolidated service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On November 1, 2004 the closing sale price of the Company's common stock on the NASDAQ National Market was $19.30 per share. During the period from October 1, 2002 to September 30, 2004, the price of the Company's common stock ranged from a high of $21.00 per share to a low of $8.05 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) The following table provides information about purchases of equity securities by the Company and its affiliated purchases of shares of the Company's common stock during the quarter ended September 30, 2004.

                                                                           Maximum Number
                                                       Total Number of    (or Appropriate
                                                      Shares (or Units)   Dollar Value) of
                      Total Number                      Purchased as     Shares (or Units)
                      of Shares (or       Average     Part of Publicly    that May Yet Be
                         Units)         Price Paid       Announced        Purchased Under
                       Purchased       per Share (or      Plans or         the Plans or
     Period               (1)              Unit)        Programs (2)         Programs
-------------------   --------------   -------------  -----------------  -----------------
07/01/04 - 07/31/04            -               -                -          $3.7 million
08/01/04 - 08/31/04      200,500          $18.66          200,500                  None
09/01/04 - 09/30/04            -               -                -          $20.0 million (3)
                         -------                          -------
Total                    200,500                          200,500
                         =======                          =======

      (1) The Company purchased an aggregate of 200,500 shares of its common stock pursuant to the repurchase plan that was publicly announced on September 27, 1999 (the "Plan").

      (2) The Company's Board of Directors approved the repurchase by the Company of shares of its common stock having a value of up to $20.0 million in the aggregate pursuant to the Plan. The Plan expired on August 16, 2004 when all shares authorized for repurchase under the Plan, had been repurchased by the Company.

      (3) On September 9, 2004, the Board of Directors of the Company approved a new stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions, which was announced on September 10, 2004.

ITEM 5. OTHER INFORMATION

      On September 8, 2004, PAREXEL granted a non-statutory stock option to acquire 15,000 shares of its common stock, $.01 par value per share ("Common Stock"), at an exercise price of $19.99 per share, to Carl A. Spalding, President and Chief Operating Officer of PAREXEL. PAREXEL granted these stock options pursuant to PAREXEL's Second Amended and Restated 1995 Stock Plan.

      These stock options have an 8-year term and vest in four equal annual installments with the first installment vesting on September 8, 2005, subject to acceleration upon the achievement of specified financial milestones. The exercise price of these stock options equals the closing price of one share of Common Stock of PAREXEL on the Nasdaq National Market on September 8, 2004.

ITEM 6. EXHIBITS

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

                                          PAREXEL International Corporation

Date: November 8, 2004                    By: /s/ Josef H. von Rickenbach
                                              ---------------------------------
                                          Josef H. von Rickenbach
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: November 8, 2004                    By: /s/ James F. Winschel, Jr.
                                              ---------------------------------
                                          James F. Winschel, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description
-------------                      -------------
10.1                    Form of Stock Option Agreement issued pursuant to the PAREXEL
                        International Corporation Second Amended and Restated 1995 Stock Plan to
                        Carl A. Spalding.

31.1                    Principal executive officer certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

31.2                    Principal financial officer certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

32.1                    Principal executive officer certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

32.2                    Principal financial officer certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002