Form 10-Q
period 2004-12-31
PAREXEL INTERNATIONAL CORP
filed 2005-02-08
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number: 000-21244

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 2005, there were 26,226,663 shares of common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.                    FINANCIAL INFORMATION

              Item 1       Financial Statements (Unaudited):

                           Condensed Consolidated Balance Sheets - December 31, 2004 and June 30,
                           2004                                                                            3

                           Condensed Consolidated Statements of Operations - Three Months Ended
                           December 31, 2004 and 2003, Six Months Ended December 31, 2004 and 2003         4

                           Condensed Consolidated Statements of Cash Flows - Six Months Ended
                           December 31, 2004 and 2003                                                      5

                           Notes to Condensed Consolidated Financial Statements                            6

              Item 2       Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                   9

              Item 3       Quantitative and Qualitative Disclosure About Market Risk                      26

              Item 4       Controls and Procedures                                                        26

PART II.                   OTHER INFORMATION

              Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                    27

              Item 4       Submission of Matters to a Vote of Security Holders                            27

              Item 6       Exhibits                                                                       27

SIGNATURES                                                                                                28

PART I.  FINANCIAL INFORMATION      PAREXEL INTERNATIONAL CORPORATION
ITEM 1.  FINANCIAL STATEMENTS     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                                 DECEMBER 31,
                                                                                     2004       JUNE 30,
                                                                                  (UNAUDITED)    2004
                                                                                 ------------  ---------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $  66,792   $  60,686
      Marketable securities                                                           41,873      34,921
      Billed and unbilled accounts receivable, net                                   218,844     221,956
      Prepaid expenses                                                                10,373      11,681
      Current deferred tax assets                                                     29,865      29,710
      Income tax receivable                                                                -       1,834
      Other current assets                                                             6,730       4,694
                                                                                   ---------   ---------
             Total current assets                                                    374,477     365,482

Property and equipment, net                                                           74,102      68,983
Goodwill                                                                              46,824      41,002
Other intangible assets, net                                                          11,017      10,636
Non-current deferred tax assets                                                       10,204      10,160
Other assets                                                                           7,005       6,733
                                                                                   ---------   ---------
             Total assets                                                          $ 523,629   $ 502,996
                                                                                   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                          $     285   $     768
      Accounts payable                                                                11,633      15,917
      Deferred revenue                                                               142,381     145,409
      Accrued expenses                                                                14,791      14,805
      Accrued restructuring charges                                                    3,961       5,481
      Accrued employee benefits and withholdings                                      31,205      28,577
      Current deferred tax liabilities                                                 4,433       4,424
      Income taxes payable                                                             2,527           -
      Other current liabilities                                                        4,868       4,693
                                                                                   ---------   ---------
             Total current liabilities                                               216,084     220,074
Long-term debt, net of current portion                                                   506         471
Non-current deferred tax liabilities                                                  19,838      18,100
Long-term accrued restructuring charges                                                6,274       7,944
Other liabilities                                                                      5,230       5,886
                                                                                   ---------   ---------
              Total liabilities                                                      247,932     252,475
                                                                                   ---------   ---------
Minority interest in subsidiary                                                        3,923       3,761
Stockholders' equity:
     Preferred stock--$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
     Common stock--$.01 par value; shares authorized: 50,000,000; shares issued:
       26,192,140 at December 31, 2004 and 26,522,178 at June 30, 2004; shares outstanding: 26,192,140 at December 31, 2004 and 26,077,078
       at June 30, 2004                                                                  278         275
      Additional paid-in capital                                                     166,806     175,126
      Treasury stock, shares at cost: 445,100 at June 30, 2004                             -      (8,056)
      Retained earnings                                                               88,630      76,908
      Accumulated other comprehensive income                                          16,060       2,507
                                                                                   ---------   ---------
             Total stockholders' equity                                              271,774     246,760
                                                                                   ---------   ---------
             Total liabilities and stockholders' equity                            $ 523,629   $ 502,996
                                                                                   =========   =========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                   DECEMBER 31,                 DECEMBER 31,
                                             --------------------------    ------------------------
                                               2004            2003          2004           2003
                                             ---------      -----------    ---------      ---------
Service revenue                              $ 137,913      $ 134,088      $ 269,424      $ 266,211
Reimbursement revenue                           33,821         27,375         60,996         48,843
                                             ---------      ---------      ---------      ---------

        Total revenue                          171,734        161,463        330,420        315,054

Costs and expenses:
     Direct costs                               88,848         89,707        172,538        175,555
     Reimbursable out-of-pocket expenses        33,821         27,375         60,996         48,843
     Selling, general and administrative        32,619         30,144         64,460         62,612
     Depreciation and amortization               6,781          6,013         13,191         12,000
                                             ---------      ---------      ---------      ---------

        Total costs                            162,069        153,239        311,185        299,010
                                             ---------      ---------      ---------      ---------
Income from operations                           9,665          8,224         19,235         16,044

Other income (expense), net                       (365)          (299)          (801)            (5)
                                             ---------      ---------      ---------      ---------

Income before provision for income taxes
  and minority interest                          9,300          7,925         18,434         16,039

Provision for income taxes                       3,199          2,811          6,734          5,935
Minority interest (benefit) expense                 35             72            (22)           330
                                             ---------      ---------      ---------      ---------

        Net income                           $   6,066      $   5,042      $  11,722      $   9,774
                                             =========      =========      =========      =========

Earnings per share:
     Basic                                   $    0.23      $    0.19      $    0.45      $    0.38
     Diluted                                 $    0.23      $    0.19      $    0.44      $    0.37

Weighted average shares:
     Basic                                      26,059         26,027         26,034         25,802
     Diluted                                    26,606         26,799         26,581         26,555

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                 FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                   2004           2003
                                                                 ---------      ---------
Cash flow from operating activities:
     Net income                                                   $ 11,722      $  9,774
     Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Minority interest (benefit) expense in net income of
         consolidated subsidiary                                       (22)          330
       Depreciation and amortization                                13,191        12,000
       Changes in operating assets/liabilities                      (6,100)        4,112
                                                                  --------      --------
            Net cash provided by operating activities               18,791        26,216
                                                                  --------      --------
Cash flow from investing activities:
     Purchases of marketable securities                            (22,936)      (93,613)
     Proceeds from sale of marketable securities                    15,984        85,467
     Acquisition of business                                        (1,460)            -
     Purchase of additional investment in subsidiary                     -        (1,004)
     Purchases of property and equipment                           (13,999)      (10,900)
     Proceeds from sale of assets                                      293            96
                                                                  --------      --------
            Net cash used in investing activities                  (22,118)      (19,954)
                                                                  --------      --------

Cash flow from financing activities:
     Proceeds from issuance of common stock                          3,501         4,022
     Proceeds from issuance of subsidiary common stock                   -             7
     Payments to repurchase common stock                            (3,767)            -
     Repayments under lines of credit and long-term debt              (463)         (117)
                                                                  --------      --------
            Net cash (used) provided by financing activities          (729)        3,912
                                                                  --------      --------

Effect of exchange rate changes on cash and cash equivalents        10,162         3,642
                                                                  --------      --------

Net increase in cash and cash equivalents                            6,106        13,816
Cash and cash equivalents at beginning of period                    60,686        69,734
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 66,792      $ 83,550
                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Net cash paid during the year for:
      Interest                                                    $  2,038      $  2,211
      Income taxes                                                $  1,808      $  2,300

Acquisitions, net of cash acquired:
      Fair value of assets acquired and goodwill                  $  2,910             -
      Liabilities assumed                                           (1,450)            -
                                                                  --------      --------
      Cash paid for acquisition                                   $  1,460             -
                                                                  ========      ========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2004, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Approximately 0.6 million and 0.9 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2004 and 2003, respectively, and approximately 0.6 million and 1.0 million outstanding stock options were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2004 and 2003, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                   FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,                      DECEMBER 31,
                                                   --------------------------        ------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)               2004           2003              2004           2003
                                                   ----------     -----------        ----------     ---------
Net income attributable to common shares             $ 6,066        $ 5,042            $11,722       $ 9,774
                                                     =======        =======            =======       =======

BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding            26,059         26,027             26,034        25,802
                                                     =======        =======            =======       =======
Basic earnings per common share                      $  0.23        $  0.19            $  0.45       $  0.38
                                                     =======        =======            =======       =======
DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding     26,059         26,027             26,034        25,802
  Shares attributable to common stock options            547            772                547           753
                                                     -------        -------            -------       -------
                                                      26,606         26,799             26,581        26,555
                                                     =======        =======            =======       =======
Diluted earnings per common share                    $  0.23        $  0.19            $  0.44       $  0.37
                                                     =======        =======            =======       =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and six months ended December 31, 2004 and 2003 were as follows:

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        DECEMBER 31,                       DECEMBER 31,
                                                 --------------------------         ------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)            2004              2003            2004             2003
                                                 --------          --------         -------          -------
Net income                                        $ 6,066          $ 5,042          $11,722          $ 9,774
Add: foreign currency translation adjustments      11,688            4,550           12,906            6,566
         unrealized gain/loss on investment           603                -              647                -
                                                  -------          -------          -------          -------
Comprehensive income                              $18,357          $ 9,592          $25,275          $16,340
                                                  =======          =======          =======          =======

NOTE 4 - ACQUISITIONS

Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts ("IMC"), a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of $0.3 million and up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007. Pro forma results of IMC have not been presented because the effect of this acquisition is not material to the Company's results.

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31,                        DECEMBER 31,
                                                 --------------------------         ------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)            2004             2003              2004           2003
                                                 --------         ---------         --------       ---------
Net income as reported                           $  6,066         $  5,042          $ 11,722       $  9,774
Deduct: effect of fair-valued based
              compensation, net of tax               (996)            (579)           (1,975)          (932)
                                                 --------         --------          --------       --------
Pro forma net income                             $  5,070         $  4,463          $  9,747       $  8,842
                                                 ========         ========          ========       ========

Pro forma net income per share:
  Basic                                          $   0.19         $   0.17          $   0.37       $   0.34
  Diluted                                        $   0.19         $   0.17          $   0.37       $   0.33

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

See Note 9 to the condensed consolidated financial statements included in this report for further detail regarding future Stock-Based Compensation accounting requirements.

NOTE 6 - SEGMENT INFORMATION

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. See Note 1 to the condensed consolidated financial statements included in this report for further detail.

The Company is managed through three business segments, namely, CRS, PCMS, and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems ("IVRS"), clinical trials management systems ("CTMS"), web-based portals, systems integration, and patient diary applications.

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

                                          FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                 DECEMBER 31,                       DECEMBER 31,
                                          --------------------------          ------------------------
($ IN THOUSANDS)                            2004              2003              2004           2003
                                          --------          --------          --------        --------
Service revenue:
  Clinical Research Services              $ 94,885            94,756          $184,811        $188,686
  PAREXEL Consulting and
    Marketing Services                      32,311            30,557            64,667          60,607
  Perceptive Informatics, Inc.              10,717             8,775            19,946          16,918
                                          --------          --------          --------        --------
                                          $137,913          $134,088          $269,424        $266,211
                                          ========          ========          ========        ========
Gross profit on service revenue:
  Clinical Research Services              $ 35,093          $ 33,654          $ 68,094        $ 69,644
  PAREXEL Consulting and
    Marketing Services                       9,387             6,652            20,273          13,237
  Perceptive Informatics, Inc.               4,585             4,075             8,519           7,775
                                          --------          --------          --------        --------
                                          $ 49,065          $ 44,381          $ 96,886        $ 90,656
                                          ========          ========          ========        ========

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

Current activity charged against the restructuring accrual in the quarter ended December 31, 2004 (which is included in "Current Liabilities - Accrued Restructuring Charges" and "Long-term Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                                   BALANCE AS OF         2ND QTR        BALANCE AS OF
                                   SEPTEMBER 30,        PAYMENTS/        DECEMBER 31,
($ IN THOUSANDS)                       2004            ADJUSTMENTS          2004
                                   -------------       -----------      -------------
Employee severance costs             $  1,080           $   (170)         $    910
Facilities-related charges             10,446             (1,121)            9,325
                                     --------           --------          --------
                                     $ 11,526           $ (1,291)         $ 10,235
                                     ========           ========          ========

NOTE 8 - STOCKHOLDERS' EQUITY

As of July 1, 2004, all outstanding treasury stock was converted into authorized and unissued shares as mandated by a change in Massachusetts corporate law.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to an additional $20 million of the Company's common stock to be repurchased in the open market subject to market conditions. As of December 31, 2004, the Company had acquired 1,400 shares at a total cost of $25,000 under this program. During the period of January 1, 2005 to February 2, 2005, the Company acquired an additional 10,800 shares at a total cost of $250,000.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have in reducing the Company's earnings.

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

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. See Note 1 to the condensed consolidated financial statements included in this report for further detail.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company's strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", "targets", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors include the Company's "critical accounting estimates" and the risk factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of this quarterly report.

OVERVIEW

The Company is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions to allow clients to better manage the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies and medical products. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting these objectives. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through three business segments, namely, CRS, PCMS, and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. Perceptive is a majority-owned subsidiary of the Company. As of December 31, 2004, the Company owned approximately 97.9% of the outstanding shares of common stock of Perceptive. On a fully diluted basis, the Company owned approximately 91.9% of Perceptive.

The Company conducts a significant portion of its operations in foreign countries. Approximately 61.2% of the Company's service revenue for the six months ended December 31, 2004 and 53.4% of the Company's service revenue for the six months ended December 31, 2003, were from non-U.S. operations. Because the Company's financial statements are denominated in United States ("U.S.") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2004, approximately 21.3% of total consolidated service revenue was denominated in British pounds and approximately 32.4% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2003, approximately 19.2% of total consolidated service revenue was denominated in British pounds and approximately 27.2% of total consolidated service revenue was denominated in Euros.

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

Generally, the Company's clients can terminate their contracts with the Company upon 30 to 60 days' notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2004 and 2003 were as follows:

                                     FOR THE THREE MONTHS ENDED DECEMBER 31,         FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   -------------------------------------------    --------------------------------------------
                                                            INCREASE                                       INCREASE
($ IN THOUSANDS)                     2004        2003      (DECREASE)      %        2004       2003       (DECREASE)      %
                                   ---------   ---------   ----------    -----    ---------   ---------   ----------    ------
Service revenue:
  CRS                              $  94,885   $  94,756    $     129      0.1%   $ 184,811   $ 188,686    $  (3,875)     -2.1%
  PCMS                                32,311      30,557        1,754      5.7%      64,667      60,607        4,060       6.7%
  Perceptive                          10,717       8,775        1,942     22.1%      19,946      16,918        3,028      17.9%
                                   ---------   ---------    ---------             ---------   ---------    ---------
                                   $ 137,913   $ 134,088    $   3,825      2.9%   $ 269,424   $ 266,211    $   3,213       1.2%
                                   =========   =========    =========             =========   =========    =========
Direct costs:
  CRS                              $  59,792   $  61,102    $  (1,310)    -2.1%   $ 116,717   $ 119,042    $  (2,325)     -2.0%
  PCMS                                22,924      23,905         (981)    -4.1%      44,394      47,370       (2,976)     -6.3%
  Perceptive                           6,132       4,700        1,432     30.5%      11,427       9,143        2,284      25.0%
                                   ---------   ---------    ---------             ---------   ---------    ---------
                                   $  88,848   $  89,707    $    (859)    -1.0%   $ 172,538   $ 175,555    $  (3,017)     -1.7%
                                   =========   =========    =========             =========   =========    =========
Gross profit on service revenue:
  CRS                              $  35,093   $  33,654    $   1,439      4.3%   $  68,094   $  69,644    $  (1,550)     -2.2%
  PCMS                                 9,387       6,652        2,735     41.1%      20,273      13,237        7,036      53.2%
  Perceptive                           4,585       4,075          510     12.5%       8,519       7,775          744       9.6%
                                   ---------   ---------    ---------             ---------   ---------    ---------
                                   $  49,065   $  44,381    $   4,684     10.6%   $  96,886   $  90,656    $   6,230       6.9%
                                   =========   =========    =========             =========   =========    =========

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003:

Service revenue increased $3.8 million, or 2.9%, to $137.9 million for the three months ended December 31, 2004 from $134.1 million for the same period one year ago. Service revenue was positively impacted by foreign exchange fluctuations of $6.7 million, or 5.0%. On a geographic basis, service revenue for the three months ended December 31, 2004 was distributed as follows: The United States - $52.6 million (38.1%), Europe - $78.7 million (57.1%), and Asia & Other - $6.6 million (4.8%). For the three months ended December 31, 2003, service revenue was distributed as follows: The United States - $62.5 million (46.6%), Europe - $66.4 million (49.5%), and Asia & Other - $5.2 million (3.9%). The year-over-year shift of revenue from the United States to Europe was primarily attributed to the softness in the U.S. clinical business and the growing level of clinical trial and consulting activity that is taking place outside of the U.S.

On a segment basis, CRS service revenue remained essentially flat at $94.9 million for the three months ended December 31, 2004, but was down 6.0%, net of the positive impact of foreign currency fluctuations of $5.7 million from the same three-month period in the last fiscal year. The 6.0% decrease was primarily as a result of the impact of a major Phase III project cancellation experienced early in the fiscal year as discussed in our August 2004 earnings release conference call, and relative softness in new business wins in the U.S. in previous quarters. PCMS service revenue increased by $1.8 million, or 5.7%, to $32.3 million in the three months ended December 31, 2004 from $30.5 million in the three months ended December 31, 2003. Approximately 1.6% of the total 5.7% increase was attributed to the positive impact of foreign currency fluctuations, with the remaining 4.1% increase primarily driven by increased demand for drug development consulting and strategic marketing services. Perceptive service revenue increased by $1.9 million, or 22.1%, to $10.7 million in the three months ended December 31, 2004 compared with $8.8 million in the same period one year ago. Of the total 22.1% increase, approximately 4.6% was attributed to the positive impact of foreign currency fluctuations, with the remaining 17.5% increase driven mainly by strength in the medical imaging business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs decreased by $0.9 million, or 1.0%, to $88.8 million for the three months ended December 31, 2004 from $89.7 million in the same period in the last fiscal year. Direct costs in the 2004 period increased as a result of foreign exchange fluctuations by approximately $4.8 million, or 5.3%. On a segment basis, CRS direct costs decreased by $1.3 million, or 2.1%, to $59.8 million for the three months ended December 31, 2004 from $61.1 million in the same three-month period in fiscal year 2004. The year-over-year decrease in CRS direct costs was primarily due to tighter cost controls and productivity improvements, partly offset by an increase of $3.7 million due to the impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs decreased by 1.5 points to 63.0% for the three months ended December 31, 2004 from 64.5% for the three months ended December 31, 2003. PCMS direct costs decreased by $1.0 million, or 4.1%, to $22.9 million in the three months ended December 31, 2004 from $23.9 million in the same period one year ago. The year-over-year decrease in PCMS direct costs was a result of tighter cost controls, offset by a 3.9% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased by
7.3 points to 70.9% for the three months ended December 31, 2004 from 78.2% for the three months ended December 31, 2003 as a result of efficiency improvements. Perceptive direct costs increased $1.4 million, or 30.5%, to $6.1 million in the three months ended December 31, 2004 from $4.7 million in the same period in the last fiscal year. Of the total 30.5% increase, approximately 5.0% was attributed to foreign currency fluctuations, with the remaining 25.5% due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs increased by 3.6 points to 57.2% in the three months ended December 31, 2004 from 53.6% in the same three-month period one year ago as a result of a less favorable revenue mix.

Selling, general and administrative ("SG&A") expenses increased $2.5 million, or 8.2%, to $32.6 million in the three-month period ended December 31, 2004 from $30.1 million in the same period one year ago. Of the total 8.2% increase, approximately 5.3% was attributed to unfavorable foreign currency fluctuations, with the remaining 2.9% primarily due to incremental costs associated with acquisitions and increased spending on selling and promotions. As a percentage of service revenue, SG&A expenses increased by 1.2 points to 23.7% in the three months ended December 31, 2004 from 22.5% in the same period one year ago.

Depreciation and amortization ("D&A") expense increased by $0.8 million, or 12.8%, to $6.8 million for the three months ended December 31, 2004 from $6.0 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and an increased level of capital expenditures mainly in computer hardware and software over the past twelve months. As a percentage of service revenue, D&A expense was 4.9% for the three months ended December 31, 2004 and 4.5% for the three months ended December 31, 2003.

Other expense was $0.4 million in the three months ended December 31, 2004 and $0.3 million in the same three-month period in the last fiscal year. The expenses in both periods were caused by foreign exchange losses, which were partly offset by interest income.

The Company had an effective income tax rate of 34.4% for the three months ended December 31, 2004 and 35.5% for the three months ended December 31, 2003. The Company's tax rate is a function of profitability in the various taxing jurisdictions in which PAREXEL does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2003:

Service revenue increased $3.2 million, or 1.2%, to $269.4 million for the six months ended December 31, 2004 from $266.2 million for the same period one year ago. Service revenue was positively impacted by foreign exchange fluctuations of approximately $12.9 million, or 4.8%. On a geographic basis, service revenue for the six months ended December 31, 2004 was distributed as follows: The United States - $104.5 million (38.8%), Europe - $151.3 million (56.1%), and Asia & Other - $13.6 million (5.1%). For the six months ended December 31, 2003, service revenue was distributed as follows: The United States - $124.0 million (46.6%), Europe - $129.6 million (48.7%), and Asia & Other - $12.6 million (4.7%). The year-over-year shift of revenue from the United States to Europe was primarily attributed to the softness in the U.S. clinical business and the growing level of clinical trial and consulting activity that is taking place outside of the U.S.

On a segment basis, CRS service revenue decreased by $3.9 million, or 2.1%, to $184.8 million for the six months ended December 31, 2004 from $188.7 million for the six months ended December 31, 2003, as a result of several factors including cancellations caused by drug safety issues, client driven project start-up-delays, and no current year counterpart to last year's favorable contract close-out in Japan, substantially offset by the favorable $11.2 million effect of foreign exchange fluctuations. PCMS service revenue increased by $4.1 million, or 6.7%, to $64.7 million in the six months ended December 31, 2004 from $60.6 million in the six months ended December 31, 2003. Approximately 1.6% of the total 6.7% increase was attributed to the positive impact of foreign currency fluctuations, with the remaining 5.1% increase primarily due to rebounding demand for most of this segment's services and incremental revenue from the IMC acquisition completed in October 2004. Perceptive service revenue increased by $3.0 million, or 17.9%, to $19.9 million in the six months ended December 31, 2004 compared with $16.9 million in the same period one year ago. Of the total 17.9% increase, approximately 4.3% was attributed to the positive impact of foreign currency fluctuations, with the remaining 13.6% increase driven mainly by strength in the medical imaging business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs decreased by $3.0 million, or 1.7%, to $172.5 million for the six months ended December 31, 2004 from $175.5 million in the same period last fiscal year. Direct costs increased as a result of foreign exchange fluctuations by approximately $9.4 million, or 5.4%. On a segment basis, CRS direct costs decreased by $2.3 million, or 2.0%, to $116.7 million for the six months ended December 31, 2004 from $119.0 million in the same six-month period in fiscal year 2004. The year-over-year decrease in CRS direct costs was primarily due to tighter cost controls, productivity and quality improvements, partly offset by an increase of $7.0 million due to the impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs remained stable at 63.2% for the six months ended December 31, 2004 and 63.1% for the six months ended December 31, 2003. PCMS direct costs decreased by $3.0 million, or 6.3%, to $44.4 million in the six months ended December 31, 2004 from $47.4 million in the same period one year ago. The year-over-year decrease in PCMS direct costs was a result of tighter cost controls, no counterpart to a one-time catch-up adjustment in MMS in the prior year period, and lower hiring costs, partially offset by a 4.1% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased by 9.5 points to 68.7% for the six months ended December 31, 2004 from 78.2% for the six months ended December 31, 2003 as a result of efficiency improvements and the other factors previously mentioned. Perceptive direct costs increased $2.3 million, or 25.0%, to $11.4 million in the six months ended December 31, 2004 from $9.1million in the same period in the last fiscal year. Of the total 25.0% increase, approximately 4.5% was attributed to foreign currency fluctuations, with the remaining 20.5% due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs increased by 3.3 points to 57.3% in the six months ended December 31, 2004 from 54.0% in the same six-month period one year ago as a result of a less favorable revenue mix.

SG&A expenses increased $1.8 million, or 3.0%, to $64.4 million in the six-month period ended December 31, 2004 from $62.6 in the same period one year ago as the impact of unfavorable foreign currency fluctuations of approximately $3.1 million were offset by a decease of approximately $1.3 million as a result of tight cost controls and the favorable impact of past restructuring activities. As a percentage of service revenue, SG&A expenses increased by 0.4 points to 23.9% in the six months ended December 31, 2004 from 23.5% in the same period one year ago.

D&A expense increased by $1.2 million, or 9.9%, to $13.2 million for the six months ended December 31, 2004 from $12.0 million for the same period in the last fiscal year primarily due to foreign currency fluctuations and an increased level of capital expenditures mainly in computer hardware and software over the past twelve months. As a percentage of service revenue, D&A expense was 4.9% for the six months ended December 31, 2004 and 4.5% for the six months ended December 31, 2003.

Other expense increased by $0.8 million in the six months ended December 31, 2004 from $5,000 in the same six-month period in the last fiscal year, primarily due to foreign currency transaction losses.

The Company had an effective income tax rate of 36.5% for the six months ended December 31, 2004 and 37.0% for the six months ended December 31, 2003. The Company's tax rate is a function of profitability in the various taxing jurisdictions in which PAREXEL does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 38 days at December 31, 2004, 33 days at December 31, 2003, and 36 days at June 30, 2004. The two days increase in DSO at December 31, 2004 from June 30, 2004 was mainly due to a greater number of days in the period and lower gross revenue during the quarter ended December 31, 2004 as compared with the quarter ended June 30, 2004. Accounts receivable, net of the allowance for doubtful accounts was $218.8 million ($127.3 million in billed accounts receivable and $91.5 million in unbilled accounts receivable) at December 31, 2004 and $222.0 million ($127.5 million in billed accounts receivable and $94.5 million in unbilled accounts receivable) at June 30, 2004. Deferred revenue was $142.4 million at December 31, 2004 and $145.4 million at June 30, 2004. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the six months ended December 31, 2004 totaled $18.8 million and was generated from $13.2 million related to non-cash charges for depreciation and amortization expense and $11.7 million of net income, offset by a $2.4 million decrease in current liabilities and an increase in current assets of $3.7 million. Net cash provided by operating activities for the six months ended December 31, 2003 totaled $26.2 million and was generated from a $21.3 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $12.0 million related to non-cash charges for depreciation and amortization expense, $9.8 million of net income, and $1.2 million from other sources, partially offset by an $11.6 million decrease in liabilities (related in part to payment of annual management bonuses) and a $6.5 million decrease in accounts payable.

Net cash used in investing activities for the six months ended December 31, 2004 totaled $22.1 million and consisted of $14.0 million used for capital expenditures (primarily computer hardware and software), $6.9 million used in the net purchase of marketable securities and $1.5 million used in the acquisition of a business, offset by $0.3 million of proceeds from sale of fixed assets. Net cash used in investing activities for the six months ended December 31, 2003 totaled $20.0 million and consisted of $10.9 million used for capital expenditures, $8.1 million used in the net purchase of marketable securities and $1.0 million used for the purchase of additional capital stock in a majority owned subsidiary.

Net cash used in financing activities for the six months ended December 31, 2004 totaled $0.7 million, and was generated from $3.8 million used to repurchase the Company's common stock pursuant to its stock repurchase program and $0.4 million for repayments under long-term debt, offset by $3.5 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans. Net cash provided by financing activities for the six months ended December 31, 2003 totaled $3.9 million. These proceeds were generated mainly from the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line-of-credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2004, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2004, the Company had approximately $1.8 million available under these arrangements.

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

The Company expects capital expenditures to total approximately $27.0 million in fiscal year 2005. As of December 31, 2004, the Company had spent $14.0 million and expects to spend an additional $13.0 million mainly in computer hardware and software during the remainder of the fiscal year.

CONTINGENT LIABILITIES AND GUARANTEES

In connection with the FW Pharma acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of the Company's June 30, 2004 Form 10-K, the Company is obligated to make a maximum additional payment of up to $2.4 million in contingent purchase price if FW Pharma achieves certain established financial targets through January 31, 2005. The Company is currently in the process of calculating the earn-out amount, if any.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 61.2% of its service revenue for the six-month period ended December 31, 2004 and 53.4% of its service revenue for the six months ended December 31, 2003 from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company's results of operations. The Company implemented a derivative hedging policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

The Company occasionally enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the six-month periods ended December 31, 2004 and 2003, the Company recorded foreign-exchange losses of $1.9 million and $0.7 million, respectively.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have in reducing the Company's earnings.

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

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon 30 to 60 days notice or can delay execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect its operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results, including a major Phase III cancellation during the first quarter of this fiscal year.

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

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the E.U. by adopting standards for good clinical practice ("GCP") and by making the clinical trial application and approval process more uniform across member states starting in May 2004. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998. The U.S., Europe and Japan have also collaborated in the 14-year-long ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

For example, parts of PAREXEL's PCMS business advises clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCMS business in this area. As a result of lower level of FDA enforcement activities over the last two years, PCMS experienced a decline in the group's GMP consulting business, which adversely affected the business unit.

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

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 61.2% of total consolidated service revenue for the six months ended December 31, 2004 and approximately 53.4% of total consolidated service revenue for the six months ended December 31, 2003. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 21.3% of total consolidated service revenue for the six months ended December 31, 2004 and approximately 19.25% of total consolidated service revenue for the six months ended December 31, 2003. The Company's service revenue from operations in Germany represented approximately 18.1% of total consolidated service revenue for the six months ended December 31, 2004 and approximately 13.3% of total consolidated service revenue for the six months ended December 31, 2003. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income from operations was $8.2 million for the quarter ended December 31, 2003, $(1.7) million for the quarter ended March 31, 2004, $10.3 million for the quarter ended June 30, 2004, $9.6 million for the quarter ended September 30, 2004 and $9.7 million for the quarter ended December 31, 2004. Factors that cause these variations include:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 61.2% of the Company's total consolidated service revenue for the six months ended December 31, 2004 and approximately 53.4% of the Company's total consolidated service revenue for the six months ended December 31, 2003 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have a significant effect on its operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2004, approximately 21.3% of total consolidated service revenue was denominated in British pounds and approximately 32.4% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2003, approximately 19.2% of total consolidated service revenue was denominated in British pounds and approximately 27.2% of total consolidated service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On February 4, 2005, the closing sale price of the Company's common stock on the NASDAQ National Market was $24.95 per share. During the period from January 2, 2003 to December 31, 2004, the price of the Company's common stock ranged from a high of $21.37 per share to a low of $10.17 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the six months ended December 31, 2004, approximately 21.3% of total consolidated service revenue was denominated in British pounds and approximately 32.4% of total consolidated service revenue was denominated in Euros. The Company implemented a derivative policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $10.4 million at December 31, 2004. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.0 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATE

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $0.5 million as of December 31, 2004 and June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   (c) The following table provides information about purchases of equity securities by the Company and its affiliated purchases of shares of the Company's common stock during the quarter ended December 31, 2004.

                                                                                  Maximum Number (or
                                                            Total Number of       Appropriate Dollar
                                                               Shares (or          Value) of Shares
                           Total Number    Average Price   Units) Purchased      (or Units) that May
                           of Shares (or     Paid per     as Part of Publicly      Yet Be Purchased
                              Units)        Share (or       Announced Plans       Under the Plans or
        Period               Purchased        Unit)           or Programs            Programs (1)
10/01/04 - 10/31/04            1,400           $18.04            1,400                $ 19,974,744
11/01/04 - 11/30/04                -                -                -                $ 19,974,744
12/01/04 - 12/31/04                -                -                -                $ 19,974,744
                               -----                             -----
  Total                        1,400                             1,400
                               =====                             =====

      (1) On September 9, 2004, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions, which was announced on September 10, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On December 16, 2004, the Company held its 2004 Annual Meeting of Stockholders.

      (b)   Not applicable.

      (c)   At the meeting, the stockholders of the Company voted:

            (1) to elect the following persons to serve as Class III directors, to serve for a three-year term (until the 2007 Annual Meeting). The votes cast were as follows:

                                 For          Withheld
                              ----------    ------------
A. Dana Callow, Jr.           24,227,300      331,075
Josef H. von Rickenbach       24,148,778      409,597

            (2) to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2005. The votes cast were as follows:

   For              Against           Abstain
----------        -----------       -----------
24,200,431           352,974           4,970

      (d)   Not applicable.

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

                                    PAREXEL International Corporation

Date: February 8, 2005              By: /s/ Josef H. von Rickenbach
                                    --------------------------------------------

                                    Josef H. von Rickenbach
                                    Chairman of the Board and Chief Executive
                                    Officer

Date: February 8, 2005              By: /s/ James F. Winschel, Jr.
                                    --------------------------------------------

                                    James F. Winschel, Jr.
                                    Senior Vice President and Chief Financial
                                    Officer

                                  EXHIBIT INDEX

Exhibit Number    Description
-------------     --------------------------------------------------------------
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