Form 10-Q
period 2005-03-31
PAREXEL INTERNATIONAL CORP
filed 2005-05-09
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2005, there were 26,099,544 shares of common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.                   FINANCIAL INFORMATION

               Item 1     Financial Statements (Unaudited):

                          Condensed Consolidated Balance Sheets - March 31, 2005 and June 30, 2004          3

                          Condensed Consolidated Statements of Operations - Three Months Ended              4
                          March 31, 2005 and 2004, Nine Months Ended March 31, 2005 and 2004

                          Condensed Consolidated Statements of Cash Flows - Nine Months Ended               5
                          March 31, 2005 and 2004

                          Notes to Condensed Consolidated Financial Statements                              6

               Item 2     Management's Discussion and Analysis of Financial Condition and Results           9
                          of Operations

               Item 3     Quantitative and Qualitative Disclosure About Market Risk                        26

               Item 4     Controls and Procedures                                                          26

PART II.                  OTHER INFORMATION

               Item 2     Unregistered Sales of Equity Securities and Use of Proceeds                      27

               Item 6     Exhibits                                                                         27

SIGNATURES                                                                                                 28

PART I. FINANCIAL INFORMATION         PAREXEL INTERNATIONAL CORPORATION
ITEM 1. FINANCIAL STATEMENTS        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share data)

                                                                                       MARCH 31,
                                                                                          2005         JUNE 30,
                                                                                      (UNAUDITED)        2004
                                                                                      -----------     ----------
ASSETS
Current assets:
      Cash and cash equivalents                                                       $    67,600     $   60,686
      Marketable securities                                                                40,022         34,921
      Billed and unbilled accounts receivable, net                                        197,391        221,956
      Prepaid expenses                                                                     11,523         11,681
      Current deferred tax assets                                                          29,835         29,710
      Income tax receivable                                                                     -          1,834
      Other current assets                                                                  6,459          4,694
                                                                                      -----------     ----------
             Total current assets                                                         352,830        365,482

Property and equipment, net                                                                76,428         68,983
Goodwill                                                                                   45,187         41,002
Other intangible assets, net                                                               10,175         10,636
Non-current deferred tax assets                                                            10,169         10,160
Other assets                                                                                6,581          6,733
                                                                                      -----------     ----------
             Total assets                                                             $   501,370     $  502,996
                                                                                      ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                             $       502     $      768
      Accounts payable                                                                      9,704         15,917
      Deferred revenue                                                                    131,418        145,409
      Accrued expenses                                                                     13,197         14,805
      Accrued restructuring charges                                                         3,321          5,481
      Accrued employee benefits and withholdings                                           27,896         28,577
      Current deferred tax liabilities                                                      4,428          4,424
      Income taxes payable                                                                  4,827              -
      Other current liabilities                                                             4,122          4,693
                                                                                      -----------     ----------
             Total current liabilities                                                    199,415        220,074
Long-term debt, net of current portion                                                      1,171            471
Non-current deferred tax liabilities                                                       19,813         18,100
Long-term accrued restructuring charges                                                     5,698          7,944
Other liabilities                                                                           5,094          5,886
                                                                                      -----------     ----------
              Total liabilities                                                           231,191        252,475
                                                                                      -----------     ----------
Minority interest in subsidiary                                                             3,775          3,761
Stockholders' equity:
     Preferred stock--$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
     Common stock--$.01 par value; shares authorized: 50,000,000; shares issued
       26,083,540 at March 31, 2005 and 26,522,178 at June 30, 2004; shares outstanding: 26,083,540 at March 31, 2005 and 26,077,078
       at June 30, 2004                                                                       278            275
      Additional paid-in capital                                                          163,553        175,126
      Treasury stock, shares at cost: 445,100 shares at June 30, 2004                           -         (8,056)
      Retained earnings                                                                    93,249         76,908
      Accumulated other comprehensive income                                                9,324          2,507
                                                                                      -----------     ----------
             Total stockholders' equity                                                   266,404        246,760
                                                                                      -----------     ----------
             Total liabilities and stockholders' equity                               $   501,370     $  502,996
                                                                                      ===========     ==========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in thousands, except per share data)

                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                        --------------------------      -------------------------
                                                           2005            2004            2005           2004
                                                        ----------      ----------      ---------      ----------
Service revenue                                         $  137,124      $  139,899      $ 406,548      $  406,110
Reimbursement revenue                                       31,339          28,350         92,335          77,193
                                                        ----------      ----------      ---------      ----------

        Total revenue                                      168,463         168,249        498,883         483,303

Costs and expenses:
     Direct costs                                           89,698          90,762        262,236         266,317
     Reimbursable out-of-pocket expenses                    31,339          28,350         92,335          77,193
     Selling, general and administrative                    30,699          33,234         95,159          95,846
     Depreciation                                            6,506           6,223         18,685          17,652
     Amortization                                              529             568          1,541           1,139
     Restructuring                                               -          10,796              -          10,796
                                                        ----------      ----------      ---------      ----------

        Total costs and expenses                           158,771         169,933        469,956         468,943
                                                        ----------      ----------      ---------      ----------

Income (loss) from operations                                9,692          (1,684)        28,927          14,360

Other loss, net                                             (1,851)         (1,468)        (2,652)         (1,473)
                                                        ----------      ----------      ---------      ----------

Income (loss) before provision for income taxes
  and minority interest                                      7,841          (3,152)        26,275          12,887

Provision (benefit) for income taxes                         3,149            (636)         9,883           5,299
Minority interest expense (benefit)                             73             (32)            51             298
                                                        ----------      ----------      ---------      ----------

        Net income (loss)                               $    4,619      $   (2,484)     $  16,341      $    7,290
                                                        ==========      ==========      =========      ==========

Earnings (loss) per share:
     Basic                                              $     0.18      $    (0.10)     $    0.63      $     0.28
     Diluted                                            $     0.17      $    (0.10)     $    0.61      $     0.27

Weighted average shares:
     Basic                                                  26,138          26,113         26,059          25,970
     Diluted                                                26,751          26,113         26,631          26,720

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                            2005              2004
                                                                         -----------       -----------
Cash flow from operating activities:
     Net income                                                          $    16,341       $     7,290
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Minority interest expense in net income of
         consolidated subsidiary                                                  51               298
       Depreciation and amortization                                          20,226            18,791
       Changes in operating assets/liabilities                                  (494)            1,876
                                                                         -----------       -----------
            Net cash provided by operating activities                         36,124            28,255
                                                                         -----------       -----------
Cash flow from investing activities:
     Purchases of marketable securities                                      (56,570)         (140,981)
     Proceeds from sale of marketable securities                              51,469           122,129
     Acquisition of business                                                  (1,460)          (13,457)
     Purchases of property and equipment                                     (24,619)          (17,655)
     Proceeds from sale of assets                                                320               116
                                                                         -----------       -----------
            Net cash used in investing activities                            (30,860)          (49,848)
                                                                         -----------       -----------
Cash flow from financing activities:
     Proceeds from issuance of common stock                                    4,211             5,318
     Proceeds from issuance of subsidiary common stock                            18                 8
     Payments to repurchase common stock                                      (7,742)           (4,445)
     Repayments under lines of credit and long-term debt                         198              (179)
                                                                         -----------       -----------
            Net cash (used) provided by financing activities                  (3,315)              702
                                                                         -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                   4,965             3,292
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                           6,914           (17,599)
Cash and cash equivalents at beginning of period                              60,686            69,734
                                                                         -----------       -----------

Cash and cash equivalents at end of period                               $    67,600       $    52,135
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Net cash paid during the year for:
      Interest                                                           $     3,045       $     3,401
      Income taxes                                                             6,153             3,241

Acquisitions, net of cash acquired:
      Fair value of assets acquired and goodwill                         $     2,819       $    17,536
      Liabilities assumed                                                     (1,359)           (4,079)
                                                                         -----------       -----------
      Cash paid for acquisition                                          $     1,460       $    13,457
                                                                         ===========       ===========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2005, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Outstanding options to purchase approximately 0.4 million and 0.9 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, and outstanding options to purchase approximately 0.6 million and 1.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2005 and 2004, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,                         MARCH 31,
                                                         ---------------------------       ----------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                     2005             2004             2005              2004
                                                         ----------       ----------       -----------        ----------
Net income (loss) attributable to common shares           $   4,619       $   (2,484)      $    16,341        $    7,290
                                                          =========       ==========       ===========        ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding                   26,138           26,113            26,059            25,970
                                                          =========       ==========       ===========        ==========
Basic earnings (loss) per common share                    $    0.18       $    (0.10)      $      0.63        $     0.28
                                                          =========       ==========       ===========        ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
  Shares attributable to common stock outstanding            26,138           26,113            26,059            25,970
  Shares attributable to common stock options                   613                -               572               750
                                                          ---------       ----------       -----------        ----------
                                                             26,751           26,113            26,631            26,720
                                                          =========       ==========       ===========        ==========
Diluted earnings (loss) per common share                  $    0.17       $    (0.10)      $      0.61        $     0.27
                                                          =========       ==========       ===========        ==========

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and nine months ended March 31, 2005 and 2004 were as follows:

                                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,                        MARCH 31,
                                                           ---------------------------     ---------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                        2005            2004           2005              2004
                                                           -----------       ---------     ----------         --------
Net income                                                  $   4,619        $  (2,484)     $  16,341         $  7,290
Add: Foreign currency translation adjustments                  (6,368)             107          6,538            6,673
         Unrealized gain/loss on investment                      (368)               -            279                -
                                                            ---------        ---------      ---------         --------

Comprehensive income (loss)                                 $  (2,117)       $  (2,377)     $  23,158         $ 13,963
                                                            =========        =========      =========         ========

NOTE 4 - ACQUISITIONS

Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts ("IMC"), a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania, for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of $0.3 million and up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007. Pro forma results of IMC have not been presented because the effect of this acquisition is not material to the Company's results.

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

If the compensation cost for the Company's stock options and the Company's employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                    MARCH 31,                          MARCH 31,
                                          -----------------------------     -----------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)      2005              2004             2005              2004
                                          ------------     ------------     ------------     ------------
Net income (loss) as reported             $      4,619     $     (2,484)    $     16,341     $      7,290
Deduct: Effect of fair-value based
              compensation, net of tax            (959)          (1,132)          (2,934)          (2,064)
                                          ------------     ------------     ------------     ------------

Pro forma net income (loss)               $      3,660     $     (3,616)    $     13,407     $      5,226
                                          ============     ============     ============     ============

Pro forma net income (loss) per share:
  Basic                                   $       0.14     $      (0.14)    $       0.51     $      (0.20)
  Diluted                                 $       0.14     $      (0.14)    $       0.50     $      (0.20)

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

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               MARCH 31,                       MARCH 31,
                                      --------------------------      --------------------------
($ IN THOUSANDS)                        2005             2004            2005            2004
                                      ----------      ----------      ----------      ----------
Service revenue:
  Clinical Research Services          $   96,697      $   94,913      $  281,508      $  283,599
  PAREXEL Consulting and
    Marketing Services                    28,964          35,978          93,631          96,585
  Perceptive Informatics, Inc.            11,463           9,008          31,409          25,926
                                      ----------      ----------      ----------      ----------
                                      $  137,124      $  139,899      $  406,548      $  406,110
                                      ==========      ==========      ==========      ==========

Gross profit on service revenue:
  Clinical Research Services          $   33,801      $   34,038      $  101,895      $  103,682
  PAREXEL Consulting and
    Marketing Services                     8,374          10,694          28,647          23,931
  Perceptive Informatics, Inc.             5,251           4,405          13,770          12,180
                                      ----------      ----------      ----------      ----------
                                      $   47,426      $   49,137      $  144,312      $  139,793
                                      ==========      ==========      ==========      ==========

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

Current activity charged against the restructuring accrual in the quarter ended March 31, 2005 (which is included in "Current Liabilities - Accrued Restructuring Charges" and "Long-term Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                            BALANCE AS OF     3RD QTR     BALANCE AS OF
                             DECEMBER 31,     PAYMENTS/     MARCH 31,
($ IN THOUSANDS)                2004        ADJUSTMENTS       2005
                            -------------  -------------  -------------
Employee severance costs    $         910  $        (297) $         613
Facilities-related charges          9,325           (919)         8,406
                            -------------  -------------  -------------
                            $      10,235  $      (1,216) $       9,019
                            =============  =============  =============

NOTE 8 - STOCKHOLDERS' EQUITY

As of July 1, 2004, all outstanding treasury stock was converted into authorized and unissued shares as mandated by a change in Massachusetts corporate law.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to an additional $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through March 31, 2005, the Company had acquired 164,548 shares at a total cost of $4.0 million under this program. During the period from April 1, 2005 to May 6, 2005, the Company acquired an additional 111,296 shares at a total cost of $2.0 million, leaving a remaining balance on the authorization of $14.0 million. See Part II, Item 2 of this quarterly report on Form 10-Q for further detail.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. Those costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") announced that they would allow companies to implement SFAS 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have in reducing the Company's earnings.

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

OVERVIEW

The Company is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions to allow clients to better manage the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies and medical products. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting these objectives. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company is managed through three business segments, namely, CRS, PCMS, and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. Perceptive is a majority-owned subsidiary of the Company. As of March 31, 2005, the Company owned approximately 97.9% of the outstanding shares of common stock of Perceptive. On a fully diluted basis, the Company owned approximately 91.9% of Perceptive.

The Company conducts a significant portion of its operations in foreign countries. Approximately 61.6% of the Company's consolidated service revenue for the nine months ended March 31, 2005 and 53.7% of the Company's consolidated service revenue for the nine months ended March 31, 2004, were from non-U.S. operations. Over recent quarters, the Company has noticed a growing trend toward winning new business awards in the U.S. for projects to be completed outside of the U.S.

Because the Company's financial statements are denominated in United States ("U.S.") dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the nine months ended March 31, 2005, approximately 20.7% of total consolidated service revenue was denominated in British pounds and approximately 33.2% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2004, approximately 18.3% of total consolidated service revenue was denominated in British pounds and approximately 28.3% of total consolidated service revenue was denominated in Euros.

Approximately 85.0% of the Company's contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract's duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

The Company regards an accounting estimate underlying its financial statements as a "critical accounting estimate" if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on financial condition or operating performance is material. The Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results:

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2005 and 2004 were as follows:

                    FOR THE THREE MONTHS ENDED MARCH 31,     FOR THE NINE MONTHS ENDED MARCH 31,
                  --------------------------------------  -----------------------------------------
                                       INCREASE                                  INCREASE
($ IN THOUSANDS)    2005      2004    (DECREASE)    %        2005       2004    (DECREASE)     %
                  --------  --------  ----------  ------  ---------  ---------  ----------- -------
Service revenue:
  CRS             $ 96,697  $ 94,913  $    1,784     1.9% $ 281,508  $ 283,599  $   (2,091)   -0.7%
  PCMS              28,964    35,978      (7,014)  -19.5%    93,631     96,585      (2,954)   -3.1%
  Perceptive        11,463     9,008       2,455    27.3%    31,409     25,926       5,483    21.1%
                  --------  --------  ----------          ---------  ---------  ----------

                  $137,124  $139,899  $   (2,775)   -2.0% $ 406,548  $ 406,110  $      438     0.1%
                  ========  ========  ==========          =========  =========  ==========

Direct costs:
  CRS             $ 62,896  $ 60,875  $    2,021     3.3% $ 179,613  $ 179,917  $     (304)   -0.2%
  PCMS              20,590    25,284      (4,694)  -18.6     64,984     72,654      (7,670)  -10.6%
  Perceptive         6,212     4,603       1,609    35.0%    17,639     13,746       3,893    28.3%
                  --------  --------  ----------          ---------  ---------  ----------

                  $ 89,698  $ 90,762  $   (1,064)   -1.2% $ 262,236  $ 266,317  $   (4,081)   -1.5%
                  ========  ========  ==========          =========  =========  ==========

Gross profit on
service revenue:
  CRS             $ 33,801  $ 34,038  $     (237)   -0.7% $ 101,895  $ 103,682  $   (1,787)   -1.7%
  PCMS               8,374    10,694      (2,320)  -21.7%    28,647     23,931       4,716    19.7%
  Perceptive         5,251     4,405         846    19.2%    13,770     12,180       1,590    13.1%
                  --------  --------  ----------          ---------  ---------  ----------

                  $ 47,426  $ 49,137  $   (1,711)   -3.5% $ 144,312  $ 139,793  $    4,519     3.2%
                  ========  ========  ==========          =========  =========  ==========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004:

Service revenue decreased $2.8 million, or 2.0%, to $137.1 million for the three months ended March 31, 2005 from $139.9 million for the three months ended March 31, 2004. Service revenue was positively impacted by foreign exchange fluctuations of approximately $3.7 million, or 2.6%. On a geographic basis, service revenue for the three months ended March 31, 2005 was distributed as follows: United States - $51.4 million (37.4%), Europe - $78.5 million (57.3%), and Asia & Other - $7.2 million (5.3%). For the three months ended March 31, 2004, service revenue was distributed as follows: United States - $63.8 million (45.6%), Europe - $70.7 million (50.5%), and Asia & Other - $5.4 million (3.9%).
The year-over-year shift of revenue from the United States to Europe was primarily attributed to revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.

On a segment basis, CRS service revenue increased by $1.8 million, or 1.9%, to $96.7 million in the three months ended March 31, 2005 from $94.9 million in the three months ended March 31, 2004. The year-over-year increase was driven by the positive impact of approximately 3.5% in foreign currency fluctuations, which was offset by a 1.6% decrease in revenue resulting from the adverse impact of the European Clinical Trials Directive on the Phase I unit in Germany (project delays and lower new business awards) and other project delays (including slower-than-anticipated conversion of backlog into revenue). PCMS service revenue decreased by $7.0 million, or 19.5%, to $29.0 in the three months ended March 31, 2005 from $36.0 million in the three months ended March 31, 2004. The total 19.5% decrease was primarily attributed to (1) issues related to a key marketing services pharmaceutical client including lower levels of demand, the inability to obtain contract signatures on a timely basis, and re-phasing of certain work and (2) staffing shortages in the consulting business triggered by a recent surge in demand for consulting services and higher-than-anticipated turnover of staff. Perceptive service revenue increased by $2.5 million, or 27.3%, to $11.5 million for the three months ended March 31, 2005 from $9.0 million in the three months ended March 31, 2004 driven mainly by strong demand for medical imaging and IVRS services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs decreased by $1.1 million, or 1.2%, to $89.7 million for the three months ended March 31, 2005 from $90.8 million in the three months ended March 31, 2004. Direct costs decreased as the impact of cost cutting measures more than offset the effect of foreign exchange fluctuations. On a segment basis, CRS direct costs increased by $2.0 million, or 3.3%, to $62.9 million for the three months ended March 31, 2005 from $60.9 million in the three months ended March 31, 2004. The year-over-year increase in CRS direct costs was primarily due to increased hiring and training costs, unfavorable foreign currency fluctuations, and short term productivity challenges, which were offset to some extent by cost reduction efforts. As a percentage of service revenue, CRS direct costs increased by 0.9 points to 65.0% for the three months ended March 31, 2005 from 64.1% for the three months ended March 31, 2004. PCMS direct costs decreased by $4.7 million, or 18.6%, to $20.6 million in the three months ended March 31, 2005 from $25.3 million in the three months ended March 31, 2004. The year-over-year decrease in PCMS direct costs was primarily due to lower labor costs associated with lower revenue levels. As a percentage of service revenue, PCMS direct costs increased by 0.8 points to 71.1% for the three months ended March 31, 2005 from 70.3% for the three months ended March 31, 2004. Perceptive direct costs increased $1.6 million, or 35.0%, to $6.2 million in the three months ended March 31, 2005 from $4.6 million in the three months ended March 31, 2004. Of the total 35.0% increase, approximately 1.9% was attributed to foreign currency fluctuations, with the remaining 33.1% due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs increased by 3.1 points to 54.2% in the three months ended March 31, 2005 from 51.1% in the three months ended March 31, 2004 as a result of a less favorable revenue mix.

Selling, general and administrative ("SG&A") expenses decreased by $2.5 million, or 7.6%, to $30.7 million in the three-month period ended March 31, 2005 from $33.2 million in the three months ended March 31, 2004. The unfavorable 2.2% impact of foreign exchange fluctuations was more than offset by reduced bonus accruals, reductions of receivable loss reserves as a result of continued improvements in receivable quality, and other cost cutting measures. As a percentage of service revenue, SG&A expenses decreased by 1.4 points to 22.4% in the three months ended March 31, 2005 from 23.8% in the three months ended March 31, 2004.

Depreciation and amortization ("D&A") expense increased by $0.2 million, or 3.6%, to $7.0 million for the three months ended March 31, 2005 from $6.8 million for the same period in the last fiscal year primarily due to an increased level of capital expenditure spending primarily for computer software and hardware over the past twelve months. As a percentage of service revenue, D&A expense was 5.1% for the three months ended March 31, 2005 and 4.9% for the three months ended March 31, 2004.

There were no restructuring charges recorded during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company recorded restructuring charges totaling $10.8 million. These charges included $3.9 million of employee severance and related costs for eliminating approximately 157 managerial and staff positions worldwide, $5.6 million related to newly abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities.

Other loss increased by $0.4 million, or 26.1% to $1.9 million in the three months ended March 31, 2005 from $1.5 million in the three months ended March 31, 2004. The expenses in both periods were caused by foreign exchange losses, which were partly offset by interest income. The current loss in other income included a $1.1 million foreign exchange loss related to the resolution of a customer dispute.

The Company had an effective income tax rate of 40.2% for the three months ended March 31, 2005 and a 20.2% benefit for the three months ended March 31, 2004. The swing in the tax rate was directly attributable to the impact of the restructuring charge taken during the quarter ended March 31, 2004 and a profitability shift in the various geographic taxing jurisdictions in which PAREXEL does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate and its consolidated results of operations and financial position.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2004:

Service revenue increased $0.4 million, or 0.1%, to $406.5 million for the nine months ended March 31, 2005 from $406.1 million in the nine months ended March 31, 2004. Service revenue was positively impacted by foreign exchange fluctuations of approximately $16.5 million, or 4.1%. On a geographic basis, service revenue for the nine months ended March 31, 2005 was distributed as follows: United States - $155.9 million (38.4%) Europe - $229.8 million (56.5%), and Asia & Other - $20.8 million (5.1%). For the nine months ended March 31, 2004, service revenue was distributed as follows: United States - $187.8 million (46.3%), Europe - $200.3 million (49.3%), and Asia & Other - $18.0 million (4.4%). The year-over-year shift of revenue from the United States to Europe was primarily attributed to a growing trend toward winning new business awards in the U.S. for projects to be completed outside of the U.S. and recent softness in the PCMS business segment.

On a segment basis, CRS service revenue decreased by $2.1 million, or 0.7%, to $281.5 million for the nine months ended March 31, 2005 from $283.6 million for the nine months ended March 31, 2004, as a result of several factors including cancellations caused by drug safety issues, client driven project start-up-delays, no current year counterpart to last year's favorable contract close-out in Japan and the impact of the European Clinical Trials Directive on the Phase I unit in Germany, which delayed the start up of certain Phase I projects. These factors were substantially offset by a favorable $14.5 million impact from foreign exchange. PCMS service revenue decreased by $3.0 million, or 3.1%, to $93.6 million in the nine months ended March 31, 2005 from $96.6 million in the nine months ended March 31, 2004. The year-over-year decrease was primarily due to (1) issues related to a key pharmaceutical client including lower levels of demand, the inability to obtain contract signatures on a timely basis, and re-phasing of certain work and (2) staffing shortages in the consulting business, slightly offset by a 1.1% increase resulting from favorable foreign exchange fluctuations. Perceptive service revenue increased by $5.5 million, or 21.1%, to $31.4 million in the nine months ended March 31, 2005, compared with $25.9 million in the nine months ended March 31, 2004. Of the total 21.1% increase, approximately 3.4% was attributed to the positive impact of foreign currency fluctuations, with the remaining 17.7% increase driven mainly by strength in demand for medical imaging and IVRS services.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs decreased by $4.1 million, or 1.5%, to $262.2 million for the nine months ended March 31, 2005 from $266.3 million in the nine months ended March 31, 2004 despite the increase resulting from foreign exchange fluctuations of approximately $12.0 million, or 4.5%. On a segment basis, CRS direct costs decreased by $0.3 million, or 0.2%, to $179.6 million for the nine months ended March 31, 2005 from $179.9 million in the nine months ended March 31, 2004. The year-over-year decrease in CRS direct costs was primarily due to tighter cost controls and productivity and quality improvements, which were offset by an increase of $9.2 million due to foreign currency fluctuations and increased hiring and training costs. As a percentage of service revenue, CRS direct costs increased by 0.4 point to 63.8% in the nine months ended March 31, 2005 from 63.4% in the nine months ended March 31, 2004. PCMS direct costs decreased by $7.7 million, or 10.6%, to $65.0 million in the nine months ended March 31, 2005 from $72.7 million in the nine months ended March 31, 2004. The year-over-year decrease in PCMS direct costs was a result of lower labor costs directly tied to lower revenue levels, tighter cost controls, and no counterpart to a one-time catch-up adjustment in the prior year period, which was partially offset by a 3.1% increase due to the impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased by 5.8 points to 69.4% for the nine months ended March 31, 2005 from 75.2% for the nine months ended March 31, 2004 as a result of the factors previously mentioned. Perceptive direct costs increased $3.9 million, or 28.3%, to $17.6 million in the nine months ended March 31, 2005 from $13.7 million in the nine months ended March 31, 2004. Of the total 28.3% increase, approximately 3.6% was attributed to foreign currency fluctuations, with the remaining 24.7% primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs increased by 3.2 points to 56.2% in the nine months ended March 31, 2005 from 53.0% in the nine months ended March 31, 2004 as a result of a less favorable revenue mix.

SG&A expenses decreased $0.7 million, or 0.7%, to $95.1 million in the nine-month period ended March 31, 2005 from $95.8 in the nine months ended March 31, 2004 as the impact of unfavorable foreign currency fluctuations of approximately $3.9 million were offset by a decrease of approximately $4.6 million as a result of a reduction of bonus accruals and receivable loss reserves, other cost cutting measures, and the favorable impact of past restructuring activities. As a percentage of service revenue, SG&A expenses decreased by 0.2 points to 23.4% in the nine months ended March 31, 2005 from 23.6% in the nine months ended March 31, 2004.

D&A expense increased by $1.4 million, or 7.6%, to $20.2 million for the nine months ended March 31, 2005 from $18.8 million for the same period in the last fiscal year primarily due to an increased level of capital expenditures primarily for computer software and hardware and unfavorable foreign currency fluctuations. As a percentage of service revenue, D&A expense was 5.0% for the nine months ended March 31, 2005 and 4.6% for the nine months ended March 31, 2004.

There were no restructuring charges recorded during the nine months ended March 31, 2005. During the nine months ended March 31, 2004, the Company recorded restructuring charges totaling $10.8 million. These charges included $3.9 million of employee severance and related costs for eliminating approximately 157 managerial and staff positions worldwide, $5.6 million related to newly abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities.

Other loss increased by $1.2 million, or 80.0%, to $2.7 million in the nine months ended March 31, 2005 from $1.5 million in the nine months ended March 31, 2004. The current period increase was primarily related to resolving a foreign exchange related customer dispute.

The Company had an effective income tax rate of 37.6% for the nine months ended March 31, 2005 and 41.1% for the nine months ended March 31, 2004. The Company's tax rate is a function of the relative levels of profitability in the various taxing jurisdictions in which PAREXEL does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate and its consolidated results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 32 days at March 31, 2005, 36 days at June 30, 2004, and 37 days at March 31, 2004. Accounts receivable, net of the allowance for doubtful accounts was $197.4 million ($108.0 million in billed accounts receivable and $89.4 million in unbilled accounts receivable) at March 31, 2005 and $222.0 million ($127.5 million in billed accounts receivable and $94.5 million in unbilled accounts receivable) at June 30, 2004. Deferred revenue was $131.4 million at March 31, 2005 and $145.4 million at June 30, 2004. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the nine months ended March 31, 2005 totaled $36.1 million and was generated from $20.2 million related to non-cash charges for depreciation and amortization expense, $16.3 million of net income, and a $10.9 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), offset by a $6.3 million decrease in accounts payable, a $2.7 million increase in prepaids and other assets, and a $2.3 million decrease in liabilities and other sources. Net cash provided by operating activities for the nine months ended March 31, 2004 totaled $28.3 million and was generated from $18.8 million related to non-cash charges for depreciation and amortization expense, a $17.1 million decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $7.3 million of net income, and $1.2 million from other sources, partially offset by a $7.7 million decrease in accounts payable, a $4.3 million increase in other assets, and a $4.1 million decrease in other liabilities.

Net cash used in investing activities for the nine months ended March 31, 2005 totaled $30.9 million and consisted of $24.6 million used for capital expenditures (primarily computer software and hardware), $5.1 million used in the net purchase of marketable securities, and $1.5 million used in the acquisition of IMC as discussed in Note 4 in the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, that was offset by $0.3 million of proceeds from the sale of fixed assets. Net cash used in investing activities for the nine months ended March 31, 2004 totaled $49.8 million and consisted of $18.8 million used in the purchase of marketable securities, $17.6 million used for capital expenditures (primarily computer software and hardware), and $13.4 million for the acquisition of 3 Clinical Research AG and for the purchase of additional capital stock of FARMOVS, a majority owned subsidiary of the Company.

Net cash used in financing activities for the nine months ended March 31, 2005 totaled $3.3 million, and was generated from $7.7 million used to repurchase the Company's common stock pursuant to its stock repurchase program, offset by $4.2 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans, and $0.2 million in net borrowings. Net cash provided by financing activities for the nine months ended March 31, 2004 totaled $0.7 million, and was generated from $5.3 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option and employee stock purchase plans, offset by $4.4 million used to repurchase the Company's common stock pursuant to its stock repurchase program, and $0.2 million of other items.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2005, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2005, the Company had approximately $1.8 million available under these arrangements.

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

FINANCING NEEDS

The Company's primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company's principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, the Company's revenue and cash flow would be adversely affected (see "Risk Factors" for further detail). Absent a material adverse change in the level of the Company's new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.

In the future, the Company expects to acquire businesses to enhance its service offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. The Company may be unable to secure such financing on terms acceptable to the Company.

The Company expects capital expenditures to total approximately $30.0 to $33.0 million in fiscal year 2005. As of March 31, 2005, the Company had spent $24.6 million and expects to spend an additional $5.4 million primarily for computer software and hardware during the remainder of the fiscal year.

CONTINGENT LIABILITIES AND GUARANTEES

In connection with the IMC acquisition, as discussed in Note 4 to the condensed consolidated financial statements in this quarterly report, the Company is obligated to make additional payments of $0.3 million and up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 61.6% of its service revenue for the nine-month period ended March 31, 2005 and 53.7% of its service revenue for the nine months ended March 31, 2004 from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

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

The Company occasionally enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the nine-month periods ended March 31, 2005 and 2004, the Company recorded foreign-exchange losses of $4.5 million and $2.0 million, respectively.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. Those costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced that they would allow companies to implement SFAS 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact SFAS 123(R) will have in reducing the Company's earnings.

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

LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY'S FINANCIAL

PERFORMANCE

The Company's clients generally can terminate their contracts with the Company upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect the Company's operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results, including a major Phase III cancellation during the first quarter of this fiscal year.

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

THE COMPANY FACES INTENSE COMPETITION IN MANY AREAS OF ITS BUSINESS; IF THE COMPANY DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED

The bio/pharmaceutical services industry is highly competitive and the Company faces numerous competitors in many areas of its business. If the Company fails to compete effectively it may lose clients, which would cause its business to suffer.

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

THE FIXED RATE NATURE OF THE COMPANY'S CONTRACTS COULD HURT ITS OPERATING
RESULTS

Approximately 85.0% of the Company's contracts are at fixed rates. If the Company fails to adequately price its contracts or if the Company experiences significant cost overruns, its gross margins on the contract would be reduced and the Company could lose money on contracts. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future.

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

For instance, in the past the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress has not yet adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. The Company is unable to predict the likelihood that health care reform proposals will be enacted into law.

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

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 61.6% of total consolidated service revenue for the nine months ended March 31, 2005 and approximately 53.7% of total consolidated service revenue for the nine months ended March 31, 2004. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 20.7% of total consolidated service revenue for the nine months ended March 31, 2005 and approximately 18.3% of total consolidated service revenue for the nine months ended March 31, 2004. The Company's service revenue from operations in Germany represented approximately 18.2% of total consolidated service revenue for the nine months ended March 31, 2005 and approximately 14.3% of total consolidated service revenue for the nine months ended March 31, 2004. The Company anticipates that service revenue from international operations may grow in the future. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $(1.7) million for the quarter ended March 31, 2004, $10.3 million for the quarter ended June 30, 2004, $9.6 million for the quarter ended September 30, 2004, $9.7 million for the quarter ended December 31, 2004 and $9.7 million for the quarter ended March 31, 2005. Factors that cause these variations include:

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

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 61.6% of the Company's total consolidated service revenue for the nine months ended March 31, 2005 and approximately 53.7% of the Company's total consolidated service revenue for the nine months ended March 31, 2004 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have a significant effect on the Company's operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

      - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2005, approximately 20.7% of total consolidated service revenue was denominated in British pounds and approximately 33.2% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2004, approximately 18.3% of total consolidated service revenue was denominated in British pounds and approximately 28.3% of total consolidated service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On May 6, 2005, the closing sale price of the Company's common stock on the NASDAQ National Market was $18.27 per share. During the period from April 1, 2003 to March 31, 2005, the price of the Company's common stock ranged from a high of $25.04 per share to a low of $11.80 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

The Company's stock price can be affected by quarter-to-quarter variations in a number of factors including:

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the nine months ended March 31, 2005, approximately 20.7% of total consolidated service revenue was denominated in British pounds and approximately 33.2% of total consolidated service revenue was denominated in Euros. The Company implemented a derivative policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with FAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under FAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $8.1 million at March 31, 2005. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $0.8 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATE

The Company's exposure to interest rate changes is currently minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $1.2 million as of March 31, 2005 and $0.5 million as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating costs and benefits when implementing possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2005, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended March 31, 2005.

                                                                           Maximum Number
                                                      Total Number of     (or Appropriate
                                                      Shares (of Units)   Dollar Value) of
                                                         Purchased as     Shares(or Units)
                       Total Number     Average       Part of Publicly     that May Yet Be
                      of Shares (or    Price Paid         Announced        Purchased Under
                         Units)       per Share (or       Plans or         the Plans or
Period                  Purchased       Unit)             Programs          Programs (1)
01/01/05 - 01/31/05          10,800     $   23.53           10,800         $  19,720,576
02/01/05 - 02/28/05         152,348     $   24.42          152,348         $  16,000,083
03/01/05 - 03/31/05               -             -                -         $  16,000,083
                      -------------                        -------
  Total                     163,148                        163,148
                      =============                        =======

(1) On September 9, 2004, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions, which was announced on September 10, 2004. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized.

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

                               PAREXEL International Corporation

Date: May 9, 2005              By: /s/ Josef H. von Rickenbach
                               -------------------------------------------------

                               Josef H. von Rickenbach
                               Chairman of the Board and Chief Executive Officer

Date: May 9, 2005              By: /s/ James F. Winschel, Jr.
                               -------------------------------------------------

                               James F. Winschel, Jr.
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------
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