Form 10-K
period 2005-06-30
PAREXEL INTERNATIONAL CORP
filed 2005-09-08
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

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

            200 WEST STREET
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 75 days. YES   X   NO      .
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES   X   NO      .
                                         -----    -----

The aggregate market value of Common Stock held by nonaffiliates as of December 31, 2004 was approximately $528,029,532, based on the closing price of the registrant's Common Stock as reported on the NASDAQ National Market on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 2, 2005 there were 26,560,138 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 2005 are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report.

                        PAREXEL INTERNATIONAL CORPORATION

                             FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I
         Item 1.  Business                                                3
         Item 2.  Properties                                             21
         Item 3.  Legal Proceedings                                      22
         Item 4.  Submission of Matters to a Vote of Security Holders    22

PART II
         Item 5.  Market for Registrant's Common Equity,
                     Related Stockholder Matters, and Issuer
                     Purchases of Equity Securities                      22
         Item 6.  Selected Financial Data                                23
         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 24
         Item 7A. Quantitative and Qualitative Disclosures
                     About Market Risk                                   34
         Item 8.  Financial Statements and Supplementary Data            36
         Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                 61
         Item 9A. Controls and Procedures                                61
         Item 9B. Other Information                                      61

PART III
         Item 10. Directors and Executive Officers of the Registrant     61
         Item 11. Executive Compensation                                 61
         Item 12. Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters      61
         Item 13. Certain Relationships and Related Transactions         62

PART IV
         Item 14. Principal Accountant Fees and Services                 62
         Item 15. Exhibits, Financial Statement Schedule, and
                     Reports on Form 8-K                                 62

SIGNATURES                                                               63

                                     PART I

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding PAREXEL International Corporation's ("PAREXEL" or the "Company") strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors include the Company's "critical accounting estimates" and the risk factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of this annual report.

ITEM 1. BUSINESS

GENERAL

PAREXEL is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company's primary objective is to provide solutions to allow clients to better manage the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies and medical products. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting these objectives. The Company's product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems ("IVRS"), clinical trial management systems ("CTMS"), web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.

The Company's services complement the research and development ("R&D") and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL's technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company's vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development and process optimization consulting, and information technology products and integration services. The Company's goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy that optimally supports the marketing strategy for new medical products. The Company believes that outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization and virtualization of clinical trials, productivity issues, upcoming patent expirations, and more stringent government regulations. With increased levels of investment continuing to be required and with development times being extended, the Company believes these trends will continue to create opportunities for companies like PAREXEL that are focused on improving the efficiency of the drug development process.

The Company is one of the largest bio/pharmaceutical services company in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 51 locations and has approximately 5,140 employees throughout 37 countries around the world. The Company has operations in the major health care markets around the world, including the United States ("U.S."), Canada, Japan, Germany, the United Kingdom ("U.K."), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Israel, Norway, Belgium, The Netherlands, Denmark, Finland and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and the Ukraine. During fiscal year

2005, PAREXEL derived 62.7% of its service revenue from its international operations. See Note 17 to the notes to the consolidated financial statements included in Item 8 of this annual report for Geographic and Segment information.The Company was founded in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company's portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been, and may continue to be, an important component of PAREXEL's growth strategy. The Company has completed nine acquisitions over the past five fiscal years.

DESCRIPTION OF BUSINESS

The Company provides a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through three business segments, namely, Clinical Research Services ("CRS"), PAREXEL Consulting and Medical Marketing ("PCMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems IVRS, clinical trials management systems CTMS, web-based portals, systems integration, and patient diary applications. As of June 30, 2005, the Company owned approximately 97.8% of the outstanding shares of common stock of Perceptive. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns 100% of Perceptive. See Note 18 to the notes to the consolidated financial statements included in Item 8 of this annual report.

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Phase I and some small parts of the Regulatory business from the PAREXEL Consulting Group ("PCG") to CRS, and Phase IV clinical operations from Medical Marketing Services ("MMS") to CRS. The remaining businesses of PCG and MMS were then combined to form the new PCMS business segment. These changes resulted in various reclassifications to the historical segment information presented in Note 17 to the consolidated financial statements included in Item 8 in this annual report, but had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

CLINICAL RESEARCH SERVICES

The Company's CRS business segment provides clinical trials management and biostatistical and data management services. Revenue from these services represented $375.3 million, or 68.9%, of the Company's consolidated service revenue in fiscal year 2005, $375.2 million, or 69.4%, in fiscal year 2004, and $364.2 million, or 70.2%, in fiscal year 2003.

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

Clinical trials are monitored for, and are conducted in strict adherence with, good clinical practice ("GCP"). The design of efficient CRFs, detailed operations manuals, and site monitoring by the business unit's clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures ("SOPs"), which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL's worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall bio/pharmaceutical development process. The information generated during these trials is critical for gaining marketing approval from the Food and Drug Administration ("FDA") and other regulatory agencies and market acceptance by clinicians and patients. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV clinical trials.

-    CLINICAL PHARMACOLOGY (PHASE I - IIA)

Clinical Pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from "first in man" to "proof of concept studies" in Phases I and IIa of development. See "Governmental Regulations" for additional information regarding the early stages of clinical testing. The Clinical Pharmacology group provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL's international network of clinical pharmacology operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Bloemfontein, South Africa; and Harrow, U.K.; and bioanalytical laboratories in Poitiers, France and Bloemfontein. These laboratories perform bioanalytical analyses according to Good Laboratory Practices ("GLP") principles. With these locations, the Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 347 dedicated beds (cooperating partners not included) on three continents. Subsequent to the acquisition of Qdot PHARMA ("Qdot"), as disclosed in Note 18 to the consolidated financial statements in Item 8 of this annual report, the number of dedicated beds has now increased to 395. The network also cooperates with a pharmageriatrics center in Germany and a location, which specializes in renal and hepatic impairment in Poland, Hungary, and the Czech Republic.

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

     DATA MANAGEMENT - PAREXEL's data management professionals provide a broad array of services to support the accurate collection, organization, validation and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of RDE technologies to gather and report clinical data expedites data exchange while minimizing data collection errors as a result of more timely verification of data integrity. After the data is entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data, such as laboratory data, database verification and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor.

     The CRS business unit has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application ("NDA") and equivalent submissions and databases in strict accordance with FDA, European and Asian regulatory specifications.

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

     PROJECT MANAGEMENT - Throughout the entire spectrum of activities described above, CRS provides project management services. These services entail providing overall leadership to the PAREXEL project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials - single-service, multi-service, or full-service.

PAREXEL CONSULTING AND MARKETING SERVICES

The PCMS business segment offers a number of consulting and advisory services in support of product development, regulatory and marketing processes. This group brings together experts from relevant disciplines and focuses on designing meaningful solutions and helping clients make the best business decisions with respect to their product lifecycle strategies. This group also serves as a valuable resource for the Company's internal operations. Service revenue from the PCMS business represented $126.6 million, or 23.2%, of consolidated service revenue in fiscal year 2005, $129.8 million, or 24.0%, in fiscal year 2004, and $129.9 million, or 25.0%, in fiscal year 2003. PCMS offers drug development, regulatory, manufacturing compliance, business process consulting, staffing solutions, and marketing expertise consultation to the pharmaceutical, bio/pharmaceutical and medical device industries in the U.S., Europe, and Asia.

     DRUG DEVELOPMENT CONSULTING ("DDC") - DDC provides comprehensive drug development and regulatory consulting services for pharmaceutical, biotechnology and medical device companies in major jurisdictions in North America, Europe, and Japan. These services include drug development and regulatory strategy design, scientific and technical evaluation, writing, and review services, regulatory application preparation and review, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.

     DDC works closely with clients to design drug development and regulatory strategies and comprehensive registration programs. The Company's drug development and regulatory affairs experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain regulatory authority approvals in the most expeditious manner. Through these services, the Company helps its clients obtain regulatory approval for particular products or product lines in certain specific markets and participates fully in the product development process.

     PROCESS & ORGANIZATIONAL EFFECTIVENESS ("POE") - The POE group offers a range of specialized clinical development and manufacturing consulting services for clients in the life sciences industry. POE's services are designed to help pharmaceutical, biotech and medical device companies achieve regulatory compliance, product quality and process excellence. These services include clinical and manufacturing strategy design, metrics assessment and development, risk management, GCP and GMP audits, processes optimization, organizational alignment, training and change management.

     POE offers its clients experienced regulatory and industry professionals--formerly from FDA, biotech, pharmaceutical and medical device companies--tested methodologies, thought leadership and focused expertise.

     STAFFING SOLUTIONS - The Staffing Solutions Group provides clinical support services to clients, including contracting of professional temporary staff out to clients. The skilled professionals that are employed by Staffing Solutions manage study sites, ensure compliance, develop strategies, perform training, and monitor studies in all phases and work in the following positions or areas:

          Clinical Research Associates,
          Project Managers,
          CRA Managers,
          Clinical Research Coordinators (on-site),
          Data Management,
          Medical Writing and
          Regulatory Affairs.

     These temporary contractors have knowledge in a wide range of therapeutic areas and extensive industry experience. The flexible and skilled staff within Staffing Solutions are available on short notice for assignments lasting from several days to several months or more and offer clients cost effective help to optimize their budgets and management resources by keeping projects on track and reducing the time clients would normally spend on training new employees.

     STRATEGIC MEDICAL MARKETING SERVICES ("SMMS") - The strategy of the SMMS group is to assist clients in achieving optimal market penetration for their products by providing customized, integrated and expert pre-launch and launch services in the U.S., Europe, and other areas of the world. SMMS's experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing rapid acceptance of their products by opinion leaders, physicians, managed care organizations and patient groups leading to accelerated product acceptance and market penetration. SMMS designs and implements an integrated communication plan, which includes market and opinion leader development, market preparation, and targeted communications support for clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include planning of meetings and exhibitions and providing continuing medical education ("CME") programs to help keep medical professionals apprised of current medical developments.

     HEALTH POLICY & STRATEGIC REIMBURSEMENT ("HPSR") - HPSR offers strategies for drug manufacturers regarding reimbursement from insurance companies and managed care providers and telecommunications and call center support for patient assistance programs.

PERCEPTIVE INFORMATICS, INC.

Perceptive was formed by the Company in fiscal year 2000. Perceptive is a developing business that provides a variety of information technology solutions designed to improve product development processes of clients. Service revenue from the Perceptive business represented $42.8 million, or 7.9%, of consolidated service revenue in fiscal year 2005, $36.0 million, or 6.6%, in fiscal year 2004, and $24.8 million, or 4.8%, in fiscal year 2003. Through Perceptive, PAREXEL currently offers a portfolio of technology-based services and software products that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. As of June 30, 2005, the Company owned approximately 97.8% of the outstanding shares of common stock of Perceptive. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns 100% of Perceptive. See Note 18 to the notes to the consolidated financial statements included in
Item 8 of this annual report.

     MEDICAL IMAGING SERVICES - Perceptive's medical imaging services coordinate the use of a variety of medical imaging modalities (e.g., radiographs, ultrasound, computed topography, and magnetic resonance imaging) to evaluate product safety and efficacy.

     IVRS - Perceptive's IVRS service utilizes an Application Service Provider model under which Perceptive designs, develops, deploys, hosts, and supports an application for each trial. Participating investigators call a toll free number to enroll patients in a trial, and are able to interact with the system in their native language. The system confirms enrollment and assigns a drug kit for the patient. The system is also capable of monitoring drug inventory at investigator sites and triggering drug shipments as needed.

     CTMS - Perceptive's CTMS solutions are software packages that assist bio/pharmaceutical companies with the complex process of planning and managing clinical trials. These software packages include IMPACT, INITIATOR, and INVESTIGATOR. IMPACT, Perceptive's flagship software product, is an enterprise-wide clinical trials management system used to plan studies, track progress, support monitoring activities, monitor costs, and track clinical supplies. The system is used by approximately 30 bio/pharmaceutical companies and by approximately 15,000 users worldwide. It is primarily used for Phase II, III and IV studies. INITIATOR is a separate software package offered by Perceptive to assist in the management and conduct of Phase I trials. Perceptive also offers INVESTIGATOR, an investigator database tool used to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select investigators when initiating a new clinical trial.

     WEB-BASED PORTAL - Perceptive's web-based portal allows secure access to critical, real-time information over the web. The portal supports clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data.

     INTEGRATION SERVICES GROUP - Through its Integration Services Group, Perceptive provides services in support of its software packages including implementation, deployment, validation, hosting, and integration.

     PATIENT DIARY APPLICATIONS - Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO for electronic patient reported outcomes. Perceptive offers clients solutions that include capturing data from patients using handheld technology or over the telephone using Perceptive's IVRS technology.

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

SALES AND MARKETING

PAREXEL's sales and marketing personnel carry out the Company's global business development activities. In addition to significant selling experience, most of these individuals have technical and/or scientific backgrounds. The Company's senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.

Each of the Company's three business segments has an independent business development team that focuses on its particular market segment, and while all teams may work with the same client companies, the individual clients they work with within the Company can vary. In many cases, however, the business segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs.

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

The business development group is supported by PAREXEL's marketing personnel. The Company's marketing activities consist primarily of brand management, collateral development, participation in industry conferences, advertising, e-marketing, publications, website development and maintenance, market information development and analysis, and strategic planning.

CLIENTS

The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the bio/pharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal year 2005, the Company's five largest clients accounted for 25% of its consolidated service revenue. In fiscal year 2004, the Company's five largest clients accounted for 30% of its consolidated service revenue. No single client accounted for 10% or more of consolidated service revenues in fiscal years 2005 and 2004. The loss of business from a significant client could materially and adversely affect the Company's service revenue and results of operations.

For fiscal year 2005, approximately 37.3% of the Company's service revenue was attributed to operations in the U.S. and approximately 62.7% of the Company's service revenue was attributed to operations outside of the U.S. Financial data on a geographic basis are included in Note 17 to the consolidated financial statements in Item 8 of this annual report.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2005 was $732.2 million, compared with $699.2 million at June 30, 2004. The Company anticipates that approximately $390.6 million of the backlog as of June 30, 2005 will be recognized as revenue after fiscal year 2006 concludes.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Projects under contracts included in backlog are subject to termination, revision, or delay. As detailed more fully in the "Risk Factors" section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients' decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Generally, the Company's contracts can be terminated upon thirty to sixty days notice by the client. The Company typically is entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.

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

PAREXEL believes that the synergies arising from integrating the products and services offered by its different business units, coupled with its global infrastructure (and related rapid access to patients), technological expertise, and depth of experience differentiate it from its competitors. Although there are no guarantees that the Company will continue to do so, the Company believes that it competes favorably in all of its business areas. Increased competition could adversely affect operating results.

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills and capabilities. The Company's CRS group primarily competes against in-house departments of pharmaceutical companies, other full service bio/pharmaceutical services companies, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. The primary competitors for the CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., PRA International., Kendle International Inc. and ICON PLC.

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

     -    the ability to quickly recruit investigators and patients;

     - the ability to integrate information technology with systems to improve the efficiency of clinical research;

     -    an international presence with strategically located facilities;

     -    financial strength and stability; and

     -    price.

The Company believes CRS's key competitive strengths are its global footprint and related rapid access to patients, therapeutic knowledge, and its experience in global drug development.

PCMS

PCMS competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small bio/pharmaceutical services companies, individual consultants, specialist medical marketing companies, large international advertising companies, medical public relation firms, and small and large bio/pharmaceutical services companies.

The Company believes that it is different from its competitors in that no other company provides the particular combination of services that PCMS offers. The Company considers PCMS's key competitive strengths to include a combination of deep expertise in early stage drug development, regulatory strategy and submissions, manufacturing compliance, pricing, reimbursement and global marketing and communications strategies.

PCMS's combination of industry, medical/scientific, regulatory, manufacturing and business process expertise, uniquely qualifies it to help its clients get the right product to market in an efficient and effective manner.

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

INTELLECTUAL PROPERTY

The Company's trademark "PAREXEL", is of material importance to the Company. This and other trademarks have been registered in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to have become generic.

EMPLOYEES

As of June 30, 2005, the Company had approximately 5,140 employees. Approximately 36% of the employees are located in North America and 64% are located throughout Europe, Asia, Africa, and South America. The Company believes that its relations with its employees are good.

The success of the Company's business depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers in the U.S. and oversees for skilled personnel, particularly those with Ph.D., M.D. or equivalent degrees, is high. The Company believes that its multinational presence, which allows for international transfers, is an advantage in attracting employees. In addition, the Company believes that the wide range of clinical trials in which it participates allows the Company to offer broad experience to clinical researchers. There is no assurance that the Company will be able to attract and retain qualified staff in the future.

GOVERNMENT REGULATIONS

PAREXEL provides clinical trial and diverse consulting services to the pharmaceutical, biotechnology and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials can adversely affect PAREXEL. Lack of success in obtaining marketing approval or clearance for a product for which PAREXEL has provided clinical trial or other services can also adversely affect the Company. PAREXEL makes no guarantees to its clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing applications.

Clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. The Company is obligated to comply with FDA requirements governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients' adverse reactions to products, and maintaining thorough and accurate records. The Company is also required to ensure that the computer systems it uses to process human data from clinical trials are validated in accordance with the electronic records regulations 21 CFR Part 11 that apply to the pharmaceutical and CRO industries. The Company must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsor and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval of a product application submitted to the FDA.

The clinical investigation of new drugs, biologics and medical devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. The European Union ("EU") established as of May 1, 2004 the Clinical Trials Directive (the "Directive") in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 25 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the U.S., clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The foreign regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA's regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company's regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past nine years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation ("ICH") of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian, the EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document ("CTD") in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. The Company has developed the expertise to prepare CTDs for its clients in both paper and electronic form.

REGULATION OF DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phases I, II and III studies are completed with respect to a given product, if at all, although the time period may last many years. The stages of this development process in the U.S. are generally as follows:

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

     CLINICAL TRIALS (APPROXIMATELY 3.5 TO 6 YEARS)

          - Phase I consists of basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers, and includes studies to determine metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

          - Phase II includes basic efficacy (effectiveness) and dose-range testing, sometimes in 100 to 200 patients afflicted with a specific disease or condition for which the product is intended for use, further safety testing, evaluation of effectiveness, and determination of optimal dose levels, dose schedules, and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

          - Phase III includes larger scale, multi-center, comparative clinical trials conducted with patients afflicted by a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are nonexistent, limited, or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND"), which may span late Phase II, Phase III, and FDA review. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.

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

REGULATION OF MEDICAL DEVICES

Unless a medical device is exempted from pre-market submission and clearance, FDA approval or clearance of the device is required before the product may be marketed in the U.S. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a premarket notification, 510(k), to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption ("IDE") before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. An IDE approval process could also result in significant delay.

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

The failure on the part of the Company, its clients and/or the physician investigators from whom the Company receives confidential medical information to comply with the Privacy Rule could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Additionally, the issuance of a notice of finding by a governmental authority against either the Company or its clients, based upon a material violation by the Company of any applicable regulation, could materially and adversely affect the Company's business.

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

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. These risk factors could cause actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, the Company's business, financial condition, or results of operations would likely suffer.

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

CRS primarily competes against in-house departments of pharmaceutical companies, other full service CROs, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL's PCMS business also competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

THE FIXED RATE NATURE OF THE COMPANY'S CONTRACTS COULD HURT ITS OPERATING
RESULTS

Approximately 85.0% of the Company's contracts are fixed rate. If the Company fails to adequately price its contracts or if the Company experiences significant cost overruns, its gross margins on the contract would be reduced and the Company could lose money on contracts. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future.

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

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union. by adopting standards for GCP and by making the clinical trial application and approval process more uniform across member states starting in May 2004. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998. The U.S., Europe and Japan have also collaborated in the 15-year-long ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

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

IF THE COMPANY FAILS TO COMPLY WITH EXISTING REGULATIONS, ITS REPUTATION AND OPERATING RESULTS WOULD BE HARMED

The Company's business is subject to numerous governmental regulations, primarily relating to pharmaceutical product development and the conduct of clinical trials. If the Company fails to comply with these governmental regulations, it could result in the termination of the Company's ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. The Company also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm the Company's reputation, its prospects for future work and its operating results. In addition, the Company may have to repeat research or redo trials. The Company may be contractually required to take such action at no further cost to the customer, but at substantial cost to the Company.

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

The confidentiality and release of patient-specific information are subject to government regulation. Under the Health Insurance Portability and Accountability Act of 1996, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. The federal government and state governments have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. Proposals being considered by state governments may contain privacy and security provisions that are more burdensome than the federal regulations. In order to comply with these regulations, the Company may need to implement new security measures, which may require the Company to make substantial expenditures or cause the Company to limit the products and services it offers. In addition, if the Company violates applicable laws, regulations or duties relating to the use, privacy or security of health information, it could be subject to civil or criminal liability.

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

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company's revenue and adversely affect its business and financial condition, possibly materially. In the fiscal year ended June 30, 2005, the Company's five largest clients accounted for 25% of its consolidated service revenue although no single client accounted for 10% or more of consolidated service revenue, and in the fiscal year ended June 30, 2004, the Company's five largest clients accounted for 30% of its consolidated service revenue, although no single client accounted for 10% or more of consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company's contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.

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

In order to mitigate the risk of liability, the Company seeks to include indemnity provisions in its Clinical Research Services contracts with clients and with investigators. However, the Company is not able to include indemnity provisions in all of its contracts. The indemnity provisions the Company includes in these contracts would not cover its exposure if:

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

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 62.7% of total consolidated service revenue for the fiscal year ended June 30, 2005 and approximately 54.8% of total consolidated service revenue for the fiscal year ended, June 30, 2004. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 19.7% of total consolidated service revenue for the fiscal year ended June 30, 2005 and approximately 18.2% of total consolidated service revenue for the fiscal year ended June 30, 2004. The Company's service revenue from operations in Germany represented approximately 18.6% of total consolidated service revenue for the fiscal year ended June 30, 2005 and approximately 15.8% of total consolidated service revenue for the fiscal year ended June 30, 2004. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $5.3 million for the quarter ended September 30, 2004, $13.5 million for the quarter ended December 31, 2004, $17.3 million for the quarter ended March 31, 2005 and $(5.1) million for the quarter ended June 30, 2005. Factors that cause these variations include:

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

Approximately 65-70% of the Company's operating costs are fixed in the short term. In particular, a significant portion of the Company's operating costs relate to personnel, which are estimated to have accounted for 75-80% of the Company's total operating costs in fiscal year 2005. As a result, the effect on the Company's revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.

If the Company's operating results do not match the expectations of securities analysts and investors as a result of these factors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 62.7% of the Company's total consolidated service revenue for the fiscal year ended June 30, 2005 and approximately 54.8% of the Company's total consolidated service revenue for the fiscal year ended June 30, 2004 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have and have had a significant effect on the Company's operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

          - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the fiscal year ended June 30, 2005 approximately 19.7% of total consolidated service revenue was denominated in British pounds and approximately 34.2% of total consolidated service revenue was denominated in Euros. For the fiscal year ended June 30, 2004, approximately 18.2% of total consolidated service revenue was denominated in British pounds and approximately 29.6% of total consolidated service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On September 2, 2005, the closing sale price of the Company's common stock on the NASDAQ National Market was $19.83 per share. During the period from July 1, 2003 to June 30, 2005, the price of the Company's common stock ranged from a high of $25.04 per share to a low of $13.35 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

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

ITEM 2. PROPERTIES

As of June 30, 2005, the Company occupied approximately 1,200,000 square feet of building space in 51 locations in 37 countries around the world. Except for 26,600 square feet of building space in Poitiers, France, the Company does not own any properties, but leases space under various leases that expire between 2005 and 2022.

The Company's U.S. facilities account for approximately 510,000 square feet. In particular, the Company occupies approximately 241,000 square feet in various locations in the Northeast, 111,000 square feet in various Mid-Atlantic locations and 50,000 square feet in various Western locations.

The Company's non-U.S. facilities account for approximately 690,000 square feet. In particular, the Company occupies approximately 169,000 square feet in various locations in the United Kingdom, 240,000 square feet in various locations in Germany and 71,000 square feet in various locations in France.

The Company's principal facilities are set forth below:

Facility                      Space Ft.   Use of Facility                        Lease Expiration
---------------------------   ---------   ------------------------------------   ----------------
Headquarters in Waltham, MA     80,000    CRS, Perceptive, and Corporate               2009
Lowell, MA                     108,000    PCMS, CRS, Perceptive, and General &         2011
                                          Administrative ("G&A")
Uxbridge, UK                    80,000    CRS, PCMS, and G&A                           2022
Berlin, Germany                190,000    CRS, PCMS, Perceptive and G&A                2012

The following table indicates the approximate square footage of property attributable to each of the Company's operating segments:

                                Total Sq. Ft.
                                -------------
CRS..........................      516,000
PCMS.........................      360,000
Perceptive...................       84,000
General and Administrative...      240,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "PRXL". The table below shows the high and low bid prices of the common stock for each quarter of the fiscal years ended June 30, 2005 and 2004, respectively, on the NASDAQ National Market. The prices in the table below reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                       2005              2004
                 ---------------   ---------------
                  High      Low     High      Low
                 ------   ------   ------   ------
First Quarter    $20.43   $18.10   $17.70   $13.35
Second Quarter   $21.37   $17.71   $18.78   $15.28
Third Quarter    $25.04   $19.02   $18.57   $15.80
Fourth Quarter   $24.44   $17.12   $21.00   $17.23

As of August 25, 2005, there were approximately 75 stockholders of record of the Company's common stock. The number does not include stockholders for which shares were held in a "nominee" or "street" name.

DIVIDENDS

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividend in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended June 30, 2005:

                                                           Total Number of Shares        Maximum Number (or
                                                            (or Units) Purchased    Appropriate Dollar Value) of
                       Total Number of     Average Price     as Part of Publicly     Shares (or Units) that May
                      Shares (or Units)   Paid per Share     Announced Plans or      Yet Be Purchased Under the
       Period             Purchased          (or Unit)          Programs (1)              Plans or Programs
       ------         -----------------   --------------   ----------------------   ----------------------------
04/01/05 - 04/30/05         88,148            $17.95                88,148                  $14.4 million
05/01/05 - 05/31/05         23,148            $18.04                23,148                  $14.0 million
06/01/05 - 06/30/05             --                --                    --                  $14.0 million
                           -------                                 -------
   Total                   111,296            $17.97               111,296
                           =======                                 =======

     (1) On September 9, 2004, the Company's Board of Directors approved the repurchase by the Company of shares of its common stock having a value of up to $20.0 million in the aggregate pursuant to the Plan. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when all shares authorized for repurchase have been repurchased by the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company for the five years ended June 30, 2005 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                                    For the years ended June 30,
                                                   (in thousands, except per share data and number of employees)
                                                   -------------------------------------------------------------
                                                      2005          2004         2003         2002       2001
                                                    --------      --------     --------     --------   --------
OPERATIONS

Service revenue                                     $544,726      $540,983     $518,936     $451,461   $387,560
Income (loss) from operations                       $   (276)(1)  $ 18,373(2)  $ 17,228(3)  $ 20,493   $ (6,860)(4)
Net income (loss)                                   $(35,177)     $ 13,791     $ 10,662     $ 13,235   $   (825)
Basic earnings (loss) per share                     $  (1.35)     $   0.53     $   0.42     $   0.53   $  (0.03)
Diluted earnings (loss) per share                   $  (1.35)     $   0.51     $   0.42     $   0.52   $  (0.03)

FINANCIAL POSITION
Cash, cash equivalents and marketable securities    $ 88,622      $ 95,607     $ 82,724     $ 66,109   $ 60,949
Working capital                                     $120,301      $145,408     $134,346     $138,020   $123,488
Total assets                                        $475,736      $502,996     $464,237     $407,161   $361,534
Long-term debt                                      $  1,115      $    471     $    644     $    432   $     12
Stockholders' equity                                $205,571      $246,760     $227,100     $200,077   $177,822

OTHER DATA
Purchases of property and equipment                 $ 31,813      $ 27,824     $ 29,985     $ 23,808   $ 18,145
Depreciation and amortization                       $ 29,618      $ 25,762     $ 20,656     $ 17,893   $ 21,453
Number of employees                                    5,140         4,875        5,095        4,930      4,640
Weighted average shares used in computing:
   Basic earnings (loss) per share                    26,065        26,010       25,371       24,928     24,637
   Diluted earnings (loss) per share                  26,065        26,795       25,683       25,582     24,637

     (1) Loss from operations for the year ended June 30, 2005 reflects $24.3 million in restructuring charges recorded in the quarter ended June 30, 2005, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities (or new sections of previously partially abandoned facilities), partially offset by $(0.5) million related to changes in assumptions for leased facilities, which were abandoned in June 2001 and in March 2004. Additionally, the Company recorded $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets, and $0.5 million related to other special charges. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

     (2) Income from operations for the year ended June 30, 2004 reflects $10.8 million in restructuring charges recorded in the quarter ended March 31, 2004, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

     (3) Income from operations for the year ended June 30, 2003 reflects $9.4 million in facilities-related restructuring charges related to changes in assumptions for leased facilities, which were previously abandoned in June 2001. The changes in assumptions were caused by the deterioration in the commercial real estate market. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

     (4) Loss from operations for the year ended June 30, 2001, includes a restructuring benefit of $0.7 million. This consisted of a $1.5 million reduction in previously accrued restructuring charges due to changes in estimates related to the third quarter 2000 restructuring, offset by $0.8 million for exiting a business location in the U.S. Also in the year ended June 30, 2001, the Company recorded restructuring charges of $7.2 million. These charges included $3.1 million of employee severance and related costs for eliminating approximately 125 managerial and staff positions worldwide (44% in the U.S. and 56% in Europe), $3.9 million related to consolidation and abandonment of certain facilities (40% in the U.S. and 60% in Europe), and approximately $0.2 million primarily related to miscellaneous costs associated with the Company's fourth quarter restructuring plan. Additionally, the Company recorded $1.0 million in accelerated depreciation expense due to changes in the estimated useful lives of leasehold improvements in abandoned leased facilities, $0.9 million of one-time asset write-offs, as well as $0.6 million in expenses associated with discontinued services.

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

The Company is managed through three business segments, namely, CRS, PCMS and Perceptive.

CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services.

PCMS provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. As of June 30, 2005, the Company owned approximately 97.8% of the outstanding shares of common stock of Perceptive. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns 100% of Perceptive. See Note 18 to the notes to the consolidated financial statements included in
Item 8 of this annual report.

Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Phase I and some small parts of the Regulatory business from PCG to CRS, and Phase IV clinical operations from MMS to CRS. The remaining businesses of PCG and MMS were then combined to form the new PCMS business segment. These changes resulted in various reclassifications to the historical segment information presented in
Note 17 to the consolidated financial statements included in Item 8 in this annual report, but had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

Additionally, an accounting reclassification in the amount of $7.0 million, $6.2 million, and $3.4 million for the fiscal years 2005, 2004, and 2003, respectively has been made from Service Revenue to Other Income/(Loss) to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain CRS contracts denominated in a currency other than the prime contract holder's functional currency. The change had no impact to expenses, net income, or earnings per share, but did impact gross margin and operating income.

The Company conducts a significant portion of its operations in foreign countries. Approximately 62.7% and 54.8% of the Company's service revenue for the fiscal years ended June 30, 2005 and 2004, respectively, were from non-U.S. operations. Because the Company's financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the fiscal year ended June 30, 2005, approximately 19.7% of total service revenue was denominated in British Pounds and approximately 34.2% of total service revenue was denominated in Euros. For the fiscal year ended June 30, 2004, approximately 18.2% of total service revenue was denominated in British Pounds and approximately 29.6% of total service revenue was denominated in Euros. As a result of the weakened U.S. dollar against the British Pound and the Euro in fiscal year 2005, the Company's revenues and the Company's costs increased in 2005 from the comparable 2004 period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit based output method. This method requires the Company to estimate total expected units, as well as the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual cost incurred which were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations and financial position.

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historical collectability and specific identification of potential problem accounts. In the event the Company is unable to collect portions of its outstanding billed or unbilled receivables, there may be a material impact to the Company's consolidated results of operations and financial position.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2005 and 2004. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the value with the reporting unit's carrying value. Based on this assessment, there was no impairment identified at June 30, 2005 and 2004. Any future impairment of goodwill could have a material impact to the Company's financial position or its results of operations.

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2005 and 2004:

                                              For the year ended June 30, 2005
                                            (in thousands, except per share data)
                                    ----------------------------------------------------
                                      First     Second      Third     Fourth      Total
                                     Quarter    Quarter    Quarter    Quarter     Year
                                    --------   --------   --------   --------   --------
Service revenue                     $130,422   $135,759   $134,905   $143,640   $544,726
Income (loss) from operations          8,481      7,511      7,473    (23,741)      (276)
Net income (loss)                      5,656      6,066      4,619    (51,518)   (35,177)
Diluted earnings (loss) per share   $   0.21   $   0.23   $   0.17   $  (1.98)  $  (1.35)

                                              For the year ended June 30, 2004
                                            (in thousands, except per share data)
                                    ----------------------------------------------------
                                      First     Second      Third     Fourth      Total
                                     Quarter    Quarter    Quarter    Quarter     Year
                                    --------   --------   --------   --------   --------
Service revenue                     $131,433   $132,596   $137,665   $139,289   $540,983
Income (loss) from operations          7,130      6,732     (3,918)     8,429     18,373
Net income (loss)                      4,732      5,042     (2,484)     6,501     13,791
Diluted earnings (loss) per share   $   0.18   $   0.19   $  (0.10)  $   0.24   $   0.51

ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES

ACQUISITIONS

Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts ("IMC"), a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

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

RESTRUCTURING CHARGES

During the year ended June 30, 2005, the Company recorded restructuring charges totaling $24.3 million, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven abandoned leased facilities partially, offset by $0.5 million related to changes in assumptions for leased facilities, which were abandoned in June 2001 and March 2004. In addition, the Company recorded $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets.

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

During the year ended June 30, 2003, the Company recorded facilities-related restructuring charges totaling $9.4 million relating of changes in assumptions for leased facilities, which were abandoned in June 2001.

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographical basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income taxes expense in segment profitability. Service revenue, direct costs and gross profit on service revenue for fiscal years 2005, 2004, and 2003 were as follows:

                                            2005 vs. 2004                    2004 vs. 2003
                                         -------------------              -------------------
                                          Increase       %                 Increase       %
                     2005       2004     (Decrease)   Change     2003     (Decrease)   Change
                   --------   --------   ----------   ------   --------   ----------   ------
($IN THOUSANDS)
Service revenue:
   CRS             $375,327   $375,219    $   108       0.0%   $364,200    $11,019       3.0%
   PCMS             126,552    129,791     (3,239)     -2.5%    129,936       (145)     -0.1%
   Perceptive        42,847     35,973      6,874      19.1%     24,800     11,173      45.1%
                   --------   --------    -------              --------    -------
                   $544,726   $540,983    $ 3,743       0.7%   $518,936    $22,047       4.2%
                   ========   ========    =======              ========    =======
Direct costs:
   CRS             $247,527   $242,255    $ 5,272       2.2%   $238,998    $ 3,257       1.4%
   PCMS              88,975     95,702     (6,727)     -7.0%     93,627      2,075       2.2%
   Perceptive        23,542     18,106      5,436      30.0%     14,551      3,555      24.4%
                   --------   --------    -------              --------    -------
                   $360,044   $356,063    $ 3,981       1.1%   $347,176    $ 8,887       2.6%
                   ========   ========    =======              ========    =======
Gross profit:
   CRS             $127,800   $132,964    $(5,164)     -3.9%   $125,202    $ 7,762       6.2%
   PCMS              37,577     34,089      3,488      10.2%     36,309     (2,220)     -6.1%
   Perceptive        19,305     17,867      1,438       8.0%     10,249      7,618      74.3%
                   --------   --------    -------              --------    -------
                   $184,682   $184,920    $  (238)     -0.1%   $171,760    $13,160       7.7%
                   ========   ========    =======              ========    =======

Certain fiscal year 2003 and 2004 amounts have been reclassified to conform to the fiscal year 2005 presentation. For additional financial information on a segment and geographic basis, see Note 17 to the consolidated financial statements included in Item 8 of this annual report.

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2004

Service revenue increased by $3.7 million, or 0.7%, to $544.7 million for the fiscal year ended June 30, 2005 from $541.0 million for the fiscal year ended June 30, 2004. On a geographic basis, service revenue for the fiscal year ended June 30, 2005 was distributed as follows: The United States $202.9 million (37.3%), Europe $313.1 million (57.4%), and Asia & Other $28.7 million (5.3%).
Service revenue for the fiscal year ended June 30, 2004 was distributed as follows: The United States $244.7 million (45.2%), Europe $272.5 million (50.4%), and Asia & Other $23.8 million (4.4%). The year-over-year shift of revenue from the United States to Europe was primarily attributed to a growing trend toward winning new business awards in the U.S. for projects to be completed outside of the U.S. and recent softness in the PCMS business segment.

On a segment basis, CRS service revenue remained flat at $375.3 million for the fiscal year ended June 30, 2005 compared with $375.2 million in fiscal year 2004, as the favorable $17.4 million impact of foreign exchange fluctuation was essentially offset by the impact of several factors including: cancellations caused by drug safety and efficacy issues, client driven project start-up-delays, and the impact of European Clinical Trials Directive on the Phase I unit in Germany, which delayed the start up of certain Phase I projects. PCMS service revenue decreased by $3.2 million, or 2.5%, to $126.6 million in fiscal year 2005 from $129.8 million in fiscal year 2004 due primarily to lower levels of demand for medical marketing services from a key pharmaceutical client and staffing shortages in the consulting business. Perceptive service revenue increased by $6.9 million, or 19.1%, to $42.8 million in fiscal year 2005, as compared with $36.0 million in fiscal year 2004. Of the total 19.1% increase, approximately 16.2% resulted from increased demand for the group's medical imaging and IVRS services, with the remaining 2.9% attributed by the positive impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $4.0 million, or 1.1%, to $360.0 million in fiscal year 2005 from $356.0 million in fiscal year 2004. On a segment basis, CRS direct costs increased by $5.3 million, or 2.2%, to $247.5 million in fiscal year 2005 from $242.2 million in fiscal year 2004. The relatively small year-over-year increase in CRS direct costs was due primarily to flat revenue, tighter cost controls, and productivity and quality improvements, which were partially offset by an increase of $11.5 million due to foreign currency fluctuations. As a percentage of service revenue, CRS direct costs for fiscal year 2005 increased by 1.4 points to 66.0% in fiscal year 2005 from 64.6% in fiscal year 2004 due primarily to higher hiring and relocation costs. PCMS direct costs decreased $6.7 million, or 7.0%, to $89.0 million in fiscal year 2005 from $95.7 million in fiscal year 2004. The year-over-year decrease in PCMS direct costs was a result of lower labor costs directly tied to lower revenue levels and tighter cost controls, which were partially offset by a 2.9% increase from foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2005 decreased by 3.4 points to 70.3% in fiscal year 2005 from 73.7% in the same period one year ago as a result of the factors previously mentioned. Perceptive direct costs increased by $5.4 million, or 30.0%, to $23.5 million in fiscal 2005 from $18.1 million in the same period in the last fiscal year. Of the total 30.0% increase, approximately 3.1% was attributed to foreign currency fluctuations with the remaining 26.9% primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive's direct costs for the year ended June 30, 2005 increased by 4.6 points to 54.9% in fiscal 2005 from 50.3% in the same period one year ago as a result of a less favorable revenue mix.

Selling, general and administrative ("SG&A") expenses increased by $1.0 million, or 0.8%, to $131.0 million in fiscal year 2005 from $130.0 million in fiscal year 2004. The year-over-year increase was attributed primarily to a 3.5% increase resulting from foreign currency fluctuations and incremental expense incurred to comply with Sarbanes-Oxley 404, offset by a 2.7% decrease resulting from a reduction in bonus accrual and other cost cutting measures in fiscal year 2005. As a percentage of service revenue, SG&A was flat at 24.1% in fiscal year 2005 and 24.0% in fiscal year 2004.

Depreciation and amortization ("D&A") expense increased by $3.8 million, or 15.0%, to $29.6 million in fiscal year 2005 from $25.8 million in fiscal year 2004. Of the total 15.0% increase, approximately 10.5% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 4.5% was due primarily to foreign currency fluctuations and increased capital spending. As a percentage of service revenue, D&A increased by 0.6 points to 5.4% in fiscal year 2005 versus 4.8% in fiscal year 2004.

The Company took a $24.3 million restructuring charge in fiscal year 2005 consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.0 million related to abandoned leased facilities. In fiscal year 2004, the Company took a restructuring charge of $10.8 million comprised of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven abandoned leased facilities, and $1.3 million related to changes in assumptions for previously abandoned leased facilities.

Income from operations decreased by $18.7 million, to a loss of $0.3 million in fiscal 2005 from $18.4 million in fiscal year 2004 due primarily to restructuring charges and the reasons noted in the preceding paragraphs.

Total other income decreased by $4.1 million, or 80.0% to $1.0 million in fiscal year 2005 from $5.1 million in fiscal year 2004. The decrease was due primarily to $2.0 million in foreign currency exchange losses, a $1.2 million write-off of long-term investments deemed permanently impaired, and $0.9 million loss associated with the unwinding of a foreign exchange contract.

In fiscal year 2005, the Company's effective tax rate was extremely high primarily as a result of $37.4 million in tax valuation reserves recorded during the quarter ended June 30, 2005 in conjunction with (1) net operating loss of certain subsidiaries and (2) the write down of a portion of the Company's deferred tax assets resulting from the loss position of certain PAREXEL subsidiaries (mainly in the United States). In fiscal 2004, the Company had an effective income tax rate of 39.7%. The Company's tax rate is a function of the relative levels of profitability in the various taxing jurisdictions in which the Company does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company's effective tax rate and its consolidated results of operations and financial position. The Company is aggressively working to turn around the performance of its underperforming entities and hopes to be in a position to begin reversing these valuation allowances as early as fiscal year 2007.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2003

Service revenue increased by $22.1 million, or 4.2%, to $541.0 million for the fiscal year ended June 30, 2004 from $518.9 million for the fiscal year ended June 30, 2003. On a geographic basis, service revenue for the fiscal year ended June 30, 2004 was distributed as follows: The United States $244.7 million (45.2%), Europe $272.5 million (50.4%), and Asia & Other $23.8 million (4.4%).
Service revenue for the fiscal year ended June 30, 2003 was distributed as follows: The United States $264.1 million (50.9%), Europe $233.7 million (45.0%), and Asia & Other $21.1 million (4.1%).

On a segment basis, CRS service revenue increased by $11.0 million, or 3.0%, to $375.2 million for the fiscal year ended June 30, 2004 from $364.2 million in fiscal year 2003, as the result of a favorable $27.4 million effect of foreign exchange fluctuations that were partially offset by the impact of a relatively low level of new business wins in the first half of calendar year 2003 and signing of fewer favorable changes-in-scope in the quarter ended June 30, 2004. PCMS service revenue remained flat at $129.8 million in fiscal year 2004 and $129.9 million in fiscal year 2003. Perceptive service revenue increased by $11.2 million, or 45.1%, to $36.0 million in fiscal year 2004, as compared with $24.8 million in fiscal year 2003. Of the total 45.1% increase, approximately 23.7% was attributed to incremental revenue associated with the FW Pharma acquisition completed during the third quarter of fiscal year 2003, 16.2% resulted from increased demand for the group's medical diagnostic imaging services, and 5.2% was caused by the positive impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $8.9 million, or 2.6%, to $356.1 million in fiscal year 2004 from $347.2 million in fiscal year 2003. On a segment basis, CRS direct costs increased by $3.3 million, or 1.4%, to $242.3 million in fiscal year 2004 from $239.0 million in fiscal year 2003. Of the total 1.4% increase, 4.1% was attributed to the impact of foreign currency fluctuations, which was offset by a decrease of 2.7% resulting from tighter cost controls. As a percentage of service revenue, CRS direct costs decreased by 1.0 point to 64.6% in fiscal year 2004 from 65.6% in the same period one year ago. PCMS direct costs increased by $2.1 million, or 2.2%, to $95.7 million in fiscal year 2004 from $93.6 million in fiscal year 2003. Of the total 2.2% increase, approximately 1.5% was attributed to foreign currency fluctuations, with the remaining 0.7% due primarily to increased labor costs. As a percentage of service revenue, PCMS direct costs increased by 1.6 points to 73.7% in fiscal year 2004 from 72.1% in the same period one year ago primarily due to a less favorable revenue mix and the impact of hiring in anticipation of increased business. Perceptive direct costs increased by $3.6 million, or 24.4%, to $18.1 million in fiscal 2004 from $14.6 million in the same period in the last fiscal year. Of the total 24.4% increase, approximately 3.0% was attributed to foreign currency fluctuations, 8.6% was caused by incremental costs associated with the FW Pharma acquisition completed in January 2003, and 12.8% was due primarily to increased labor costs to support business growth. As a percentage of service revenue, Perceptive's direct costs for the year ended June 30, 2004 decreased by
8.4 points to 50.3% in fiscal 2004 from 58.7% in the same period one year ago due primarily to higher revenue and continued productivity improvements.

Selling, general and administrative expenses increased by $5.5 million, or 4.4%, to $130.0 million in fiscal year 2004 from $124.5 million in fiscal year 2003 due primarily to foreign currency fluctuations. As a percentage of service revenue, SG&A was flat at 24.0% in both fiscal years 2004 and 2003.

Depreciation and amortization expense increased by $5.1 million, or 24.7%, to $25.8 million in fiscal year 2004 from $20.7 million in fiscal year 2003. Of the total 24.7% increase, 6.8% was attributed to incremental amortization expense associated with intangible assets acquired through acquisitions, 3.6% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 14.3% was due primarily to foreign currency fluctuations and increased capital spending. As a percentage of service revenue, D&A was 4.8% in fiscal year 2004 and 4.0% in fiscal year 2003.

The Company had 4,875 employees at the end of fiscal year 2004 and 5,095 employees at the end of fiscal year 2003. The decrease was due primarily to the elimination of staff positions in an effort to reduce costs and improve efficiency.

Income from operations increased by $1.1 million, or 6.6%, to $18.4 million in fiscal 2004 from $17.2 million in fiscal year 2003 due to the reasons noted in the preceding paragraphs. Income from operations remained flat at 3.4% in fiscal year 2004 and 3.3% in fiscal year 2003.

Total other income (loss) increased by $3.8 million, or 302.7%, to $5.1 million in fiscal year 2004 from $1.3 million in fiscal year 2003. The increase was due primarily to foreign currency exchange gains.

The Company had an effective income tax rate of 39.7% in fiscal year 2004 and 39.2% in fiscal year 2003. Tax rates are a function of profitability in the various taxing jurisdictions in which the Company does business. During fiscal year 2004, the Company released $1.3 million of tax accruals in conjunction with the resolution of certain outstanding tax issues and the favorable results of various tax audits. Without the release of these reserves, the Company's effective income tax rate would have been higher. As of June 30, 2004, the Company had tax loss carryforwards, tax effected, of $11.7 million that were available to offset future tax liabilities based upon future profitability in the different taxing jurisdictions in which PAREXEL operates.

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

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. Days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, was 39 days at June 30, 2005 and 36 days at June 30, 2004. The increase in DSO as of June 30 2005 as compared with June 30, 2004 was due primarily to slow collections and heavy levels of billing in June 2005. Accounts receivable, net of the allowance for doubtful accounts, was $217.9 million ($123.8 million in billed accounts receivable and $94.1 million in unbilled accounts receivable) at June 30, 2005 and $222.0 million ($127.5 million in billed accounts receivable and $94.5 million in unbilled accounts receivable) at June 30, 2004. Deferred revenue was $132.2 million at June 30, 2005 and $145.4 million at June 30, 2004. Days sales outstanding is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and allowances for doubtful accounts, then dividing the resulting amount by gross revenue (service revenue, reimbursement revenue, and investigator fees) for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for fiscal year 2005 totaled $31.0 million and was generated from $29.6 million related to non-cash charges for depreciation and amortization expense, a $16.3 million increase in liabilities (primarily related to restructuring reserves), a $29.6 million change in deferred taxes (related to recording of valuation reserves), and a $0.5 million decrease in current and other assets, offset by a net loss of $35.2 million, an $8.8 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), and a $1.0 million decrease in accounts payable and other sources. Net cash provided by operating activities for the fiscal year 2004 totaled $50.2 million and was generated from $13.8 million of net income, $25.8 million related to non-cash charges for depreciation and amortization expense, $15.8 million associated with a decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), and a $7.5 million decrease in deferred tax assets and other sources, offset by a $10.1 million decrease in accounts payable, other current liabilities and other liabilities, and a $2.6 million increase in prepaid expenses and other assets.

Net cash used by investing activities for fiscal year 2005 totaled $2.0 million, and consisted of $31.8 million of equipment purchases (primarily for software and hardware) and $1.5 million used for the acquisition of IMC, offset by $31.3 million of net proceeds from the sales of marketable securities and other assets. Net cash used by investing activities for fiscal year 2004 totaled $63.0 million and consisted principally of $27.8 million of equipment purchases (primarily for software and hardware), $21.9 million of net purchases of marketable securities (net of proceeds from the sale of securities), and $13.4 million for the acquisition of 3C.

Net cash used in financing activities for fiscal year 2005 totaled $2.8, and consisted of $9.7 million used to repurchase the Company's common stock pursuant to its stock repurchase program, offset by $6.6 million in proceeds from the issuance of common stock in connection with the Company's stock option and employee stock purchase plans and $0.3 million from borrowings under lines-of-credit. Net cash used by financing activities for the fiscal year 2004 totaled $0.1 million as $7.5 million generated from the issuance of common stock in connection with the Company's stock option and employee stock purchase plans and $0.5 million from borrowings under lines-of-credit were essentially offset by $8.1 million used to repurchase the Company's common stock pursuant to its stock repurchase program.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% to 5%. The line-of-credit may be revoked or cancelled by the Bank at any time at their discretion. The Company primarily entered into this line-of-credit to facilitate business transactions with the bank. At June 30, 2005, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2005, the Company had approximately $1.8 million available under these credit arrangements.

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

The Company expects capital expenditures to total approximately $31 million in fiscal year 2006, primarily for computer software and hardware.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $20 million of the Company's common stock to be repurchased in the open market subject to market conditions. As of June 30, 2005, the Company had acquired 275,844 shares at a total cost of $6.0 million under this program.

CONTINGENT LIABILITIES AND GUARANTEES

     - The Company's contractual lease obligations for fiscal years subsequent to June 30, 2005 are as follows:

                      2006      2007      2008      2009      2010    Thereafter     Total
                    -------   -------   -------   -------   -------   ----------   --------
($IN THOUSANDS)
Operating leases    $39,355   $36,070   $29,881   $23,769   $13,758     $74,191    $217,024
Obligations under
   capital leases       738       468       332       272       126          --       1,936
                    -------   -------   -------   -------   -------     -------    --------
Total               $40,093   $36,538   $30,213   $24,041   $13,884     $74,191    $218,960
                    =======   =======   =======   =======   =======     =======    ========

     - In association with the IMC acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report, as of June 30, 2005, the Company is obligated to make maximum additional payments of $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

     - In association with the Qdot acquisition as discussed in Note 18 to the Consolidated Financial Statements included in Item 8 of this annual report, the Company is obligated to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008.

     - The Company has letter-of-credit agreements with banks totaling approximately $4.3 million guaranteeing performance under various operating leases and vendor agreements.

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

RELATED PARTY TRANSACTIONS

As discussed in Note 18 to the consolidated financial statements included in
Item 8 of this annual report, on August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a "short-form" merger of PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, Perceptive was valued at approximately $66.3 million, and PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders for their shares of common stock. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive's stock incentive plan. As a result, the holders of Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Additionally as part of the merger, PAREXEL has also agreed to make payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to an executive officer. These payments are not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive, with consultation from an investment banking firm and legal counsel.

During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004. The total pro rata amount of gain realized to-date through June 30, 2005 was $89,000. All payments have been received in a timely manner.

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to Perceptive., in July 2003. Perceptive issued shares of common stock to PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership in Perceptive increased from 97.4% to 98.2% in July 2003. Certain executive officers and directors of the Company owned 0.87% of the issued and outstanding common stock of Perceptive as of July 2003. The terms of this transaction were approved by an independent committee of the Board of Directors of the Company, the members of which neither serve as Director of, nor own any shares of stock of Perceptive and using a valuation prepared by an independent third party.

During the year ended June 30, 2004, certain members of the Company's Board of Directors were affiliated with a company in which PAREXEL is a minority shareholder. The total amount of investment by PAREXEL was $0.5 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on July 1, 2005 using the prospective method as described in SFAS No. 148 and is currently in the process of evaluating an acceptable option valuation model. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in
Note 2 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects pre-tax stock-based compensation in fiscal year 2006 to be approximately $1.7 million (unaudited).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the year ended June 30, 2005, approximately 19.7% of total service revenue was denominated in British pounds and approximately 34.2% of total service revenue was denominated in Euros. The Company implemented a derivative policy during the fourth quarter of fiscal year 2004 to hedge certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $10.3 million at June 30, 2005. The potential gain or loss in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $0.6 million.

INTEREST RATES

The Company's exposure to interest rate changes is minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $1.1 million as of June 30, 2005 and $0.5 million as of June 30, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                            FOR THE YEARS ENDED JUNE 30,
                                           ------------------------------
                                             2005       2004       2003
                                           --------   --------   --------
Service revenue                            $544,726   $540,983   $518,936
Reimbursement revenue                       126,811    111,387     96,902
                                           --------   --------   --------
      Total revenue                         671,537    652,370    615,838

Costs and expenses:
   Direct costs                             360,044    356,063    347,176
   Reimbursable out-of-pocket expenses      126,811    111,387     96,902
   Selling, general and administrative      131,025    129,989    124,502
   Depreciation and amortization             29,618     25,762     20,656
   Restructuring charges                     24,315     10,796      9,374
                                           --------   --------   --------
      Total costs                           671,813    633,997    598,610
                                           --------   --------   --------
Income (loss) from operations                  (276)    18,373     17,228
Interest income                               6,320      5,550      4,403
Interest expense                             (4,508)    (4,686)    (3,240)
Other income (loss), net                       (796)     4,206         96
                                           --------   --------   --------
      Total other income                      1,016      5,070      1,259

Income before provision for income taxes
   and minority interest                        740     23,443     18,487
Provision for income taxes                   35,566      9,313      7,250
Minority interest                               351        339        575
                                           --------   --------   --------
      Net income/(loss)                    $(35,177)  $ 13,791   $ 10,662
                                           ========   ========   ========
Earnings/(loss) per share:
   Basic                                   $  (1.35)  $   0.53   $   0.42
   Diluted                                 $  (1.35)  $   0.51   $   0.42

Weighted average shares:
   Basic                                     26,065     26,010     25,371
   Diluted                                   26,065     26,795     25,683

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                AS OF JUNE 30,
                                                                             -------------------
                                                                               2005       2004
                                                                             --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 84,622   $ 60,686
   Marketable securities (Note 4)                                               4,000     34,921
   Billed and unbilled accounts receivable, net (Note 5)                      217,887    221,956
   Prepaid expenses                                                            12,086     11,681
   Current deferred tax assets                                                 18,811     29,710
   Income tax receivable                                                        3,605      1,834
   Other current assets                                                         3,580      4,694
                                                                             --------   --------
      Total current assets                                                    344,591    365,482

Property and equipment, net (Note 6)                                           71,865     68,983
Goodwill (Note 2)                                                              42,815     41,002
Other intangible assets, net (Note 2)                                           9,228     10,636
Non-current deferred tax assets                                                 2,137     10,160
Other assets                                                                    5,100      6,733
                                                                             --------   --------
      Total assets                                                           $475,736   $502,996
                                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt                       $    507   $    768
   Accounts payable                                                            14,424     15,917
   Deferred revenue                                                           132,241    145,409
   Accrued expenses                                                            13,858     14,805
   Accrued restructuring charges (Note 7)                                      13,231      5,481
   Accrued employee benefits and withholdings                                  28,747     28,577
   Current deferred tax liabilities                                            16,928      4,424
   Other current liabilities                                                    4,354      4,693
                                                                             --------   --------
      Total current liabilities                                               224,290    220,074
Long-term debt                                                                  1,115        471
Non-current deferred tax liabilities                                           17,853     18,100
Long-term accrued restructuring charges (Note 7)                               17,773      7,944
Other liabilities                                                               5,188      5,886
                                                                             --------   --------
      Total liabilities                                                       266,219    252,475
                                                                             --------   --------
Commitments and contingencies (Note 15)
Minority interest in subsidiary                                                 3,946      3,761
Stockholders' equity:
   Preferred stock--$.01 par value; 5,000,000 shares authorized; Series A
      Junior Participating Preferred Stock - 50,000 shares designated, none issued and outstanding
   Common stock--$.01 par value; 50,000,000 shares authorized; shares issued: 26,153,334 and 26,522,178 at June 30, 2005 and 2004, respectively; shares outstanding: 26,153,334 and 26,077,078 at June
      30, 2005 and 2004, respectively                                             275        275
   Additional paid-in capital                                                 163,921    175,126
   Treasury stock, shares at cost: 0 and 445,100 shares
      at June 30, 2005 and 2004, respectively                                      --     (8,056)
   Retained earnings                                                           41,731     76,908
   Accumulated other comprehensive income (loss)                                 (356)     2,507
                                                                             --------   --------
      Total stockholders' equity                                              205,571    246,760
                                                                             --------   --------
      Total liabilities and stockholders' equity                             $475,736   $502,996
                                                                             ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                                                  Accum.
                                                       Common Stock                                Other
                                              -----------------------------            Retained   Compre-    Total    Compre-
                                                                 Additional  Treasury  Earnings   hensive   Stock-    hensive
                                                Number     Par    Paid-in     Stock,    (Accum.   Income   holders'   Income/
                                               Of Shares  Value    Capital    At Cost  Deficit)   (Loss)    Equity    (Loss)
                                              ----------  -----  ----------  --------  --------  --------  --------  --------
   Balance at June 30, 2002                   25,172,808  $261    $167,829   $(8,165)  $ 52,455  $(12,303) $200,077  $ 18,563
                                                                                                                     ========
Shares issued under stock option/
   employee stock purchase plans                 411,152     4       3,797                                    3,801
Shares issued for acquisitions                   238,095     2       2,887                                    2,889
Income tax benefit from exercise
   of stock options                                                    221                                      221
Foreign currency translation adjustment                                                             9,450     9,450     9,450
Net income                                                                               10,662              10,662    10,662
                                              ----------  ----    --------   -------   --------  --------  --------  --------
   Balance at June 30, 2003                   25,822,055  $267    $174,734   $(8,165)  $ 63,117  $ (2,853) $227,100  $ 20,112
                                                                                                                     ========
Shares issued under stock option/
   employee stock purchase plans                 769,952     8       7,414                                    7,422
Shares issued under subsidiary option plan                              64                                       64
Shares surrendered for the exercise of stock
   options                                       (25,714)              450      (450)                            --
Shares surrendered for the settlement of an
   outstanding non-trade receivable              (11,261)                       (177)                          (177)
Shares repurchased in the open market           (445,100)                     (8,056)                        (8,056)
Adjustment to shares issued for acquisition      (32,854)
Re-designated shares to authorized but
   not issued shares                                                (8,792)    8,792
Income tax benefit from exercise
   of stock options                                                  1,256                                    1,256
Net unrealized loss on marketable
   securities                                                                                         (98)      (98)      (98)
Foreign currency translation adjustment                                                             5,458     5,458     5,458
Net income                                                                               13,791              13,791    13,791
                                              ----------  ----    --------   -------   --------  --------  --------  --------
   Balance at June 30, 2004                   26,077,078  $275    $175,126   $(8,056)  $ 76,908  $  2,507  $246,760  $ 19,151
                                                                                                                     ========
Reclassification of treasury stock                                  (8,056)    8,056                             --
Shares repurchased in the open market           (476,344)   (5)     (9,737)                                  (9,742)
Shares issued under stock option/
   employee stock purchase plans                 552,600     5       6,553                                    6,558
Shares issued under subsidiary option plan                              35                                       35
Net unrealized loss on marketable securities
   and derivative instruments                                                                        (356)     (356)     (356)
Foreign currency translation adjustment                                                            (2,507)   (2,507)   (2,507)
Net loss                                                                                (35,177)            (35,177)  (35,177)
                                              ----------  ----    --------   -------   --------  --------  --------  --------
   Balance at June 30, 2005                   26,153,334  $275    $163,921        --   $ 41,731  $   (356) $205,571  $(38,040)
                                              ==========  ====    ========   =======   ========  ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                          --------------------------------
                                                                            2005        2004        2003
                                                                          --------   ---------   ---------
Cash flow from operating activities:
   Net income/(loss)                                                      $(35,177)  $  13,791   $  10,662
   Adjustments to reconcile net income/(loss) to net cash provided
      (used) by operating activities:
      Minority interest in net income of consolidated subsidiaries             351         339         575
      Depreciation and amortization                                         29,618      25,762      20,656
      Loss on disposal of assets                                                85         157         122
      Deferred income taxes                                                 29,607       7,070      (3,379)
      Allowance for doubtful accounts                                       (1,844)     (1,798)      1,391

   Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                 6,215       3,844       3,114
         Prepaid expenses and other current assets                          (2,870)      1,626      (1,469)
         Other assets                                                        3,409      (4,256)     (4,144)
         Accounts payable                                                   (1,556)      1,259       2,935
         Deferred revenue                                                  (13,168)     13,772      10,904
         Other current liabilities                                           7,186     (18,954)      5,445
         Other liabilities                                                   9,131       7,561       1,005
                                                                          --------   ---------   ---------
            Net cash provided by operating activities                       30,987      50,173      47,817
                                                                          --------   ---------   ---------
Cash flow from investing activities:
   Purchases of marketable securities                                      (60,300)   (159,706)   (204,589)
   Proceeds from sale of marketable securities                              91,221     137,775     235,229
   Purchases of property and equipment                                     (31,814)    (27,823)    (29,985)
   Acquisition of business, net of cash acquired                            (1,461)    (13,422)    (11,131)
   Proceeds from sale of assets                                                392         143         488
                                                                          --------   ---------   ---------
            Net cash used in investing activities                           (1,962)    (63,033)     (9,988)
                                                                          --------   ---------   ---------
Cash flow from financing activities:
   Proceeds from issuance of common stock                                    6,558       7,422       3,801
   Payments to repurchase common stock                                      (9,742)     (8,056)         --
   Borrowings (repayments) under lines of credit and long-term debt            369         477         (92)
   Proceeds from issuance of subsidiary's common stock                          35          64          --
                                                                          --------   ---------   ---------
            Net cash provided (used) by financing activities                (2,780)        (93)      3,709
                                                                          --------   ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                (2,309)      3,905       5,717
                                                                          --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                        23,936      (9,048)     47,255
Cash and cash equivalents at beginning of year                              60,686      69,734      22,479
                                                                          --------   ---------   ---------
Cash and cash equivalents at end of year                                  $ 84,622   $  60,686   $  69,734
                                                                          ========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements

                        PAREXEL INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                        FOR THE YEARS ENDED JUNE 30,
                                                        ----------------------------
                                                          2005      2004      2003
                                                        -------   -------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                             $ 4,508   $ 4,585   $ 3,236
                                                        =======   =======   =======
   Income taxes                                         $ 7,131   $ 2,838   $16,343
                                                        =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF INVESTING ACTIVITIES

Fair value of assets acquired and goodwill              $ 2,820   $17,501   $21,294
Liabilities and minority interest assumed                (1,359)   (4,079)   (7,213)
                                                        -------   -------   -------
   Cash paid and common stock issued for acquisitions   $ 1,461   $13,422   $14,081
                                                        =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING ACTIVITIES

Income tax benefit from exercise of stock options       $    --   $ 1,256   $   221
                                                        =======   =======   =======

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

RECLASSIFICATIONS

Certain fiscal year 2003 and 2004 amounts have been reclassified to conform to the fiscal year 2005 presentation. Effective with the September 30, 2004 reporting period, certain components of the Company's strategic business units were reorganized to better align services offered to clients and to ensure a more integrated selling effort. Specifically, the Company's clinical operations were consolidated by moving Phase I and some small parts of the Regulatory business from PCG to CRS, and Phase IV clinical operations from MMS to CRS. The remaining businesses of PCG and MMS were then combined to form the new PCMS business segment. These changes resulted in various reclassifications to the historical segment information, but had no impact on the Company's total revenue, expenses, operating income, net income, or balance sheet.

Additionally, an accounting reclassification in the amount of $7.0 million, $6.2 million, and $3.4 million for the fiscal years 2005, 2004, and 2003, respectively has been made from Service Revenue to Other Income/(Loss) to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain contracts denominated in a currency other than the prime contract holder's functional currency. The change had no impact to expenses, net income, or earnings per share, but did impact gross margin and operating income.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

REVENUE RECOGNITION

In the Company's CRS and PCMS business units, fixed-price contract revenue is recognized as services are performed. The Company measures progress for fixed price contracts using the concept of proportional performance based upon a unit based output method. Under the unit based output method, output units are predefined in the contract and revenue is recognized based upon completion of such output units.

In the Company's Perceptive business unit, software revenue is recognized based on a proportional performance basis in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and the relevant guidance provided by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", due to the significant nature of customization of each project.

Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts that require the revisions become known. When the revised estimates indicate a loss, such loss is recognized in the current period in its entirety. Unbilled accounts receivable represent revenue recognized in excess of amounts billed. Deferred service revenue represents amounts billed in excess of revenue recognized.

Reimbursable out-of-pocket expenses are reflected in the Company's Consolidated Statements of Operations under "Reimbursement Revenue" and "Reimbursable Out-of-Pocket Expenses".

As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. These investigator fees are not reflected in PAREXEL's Service Revenue, Reimbursement Revenue, Reimbursable Out-of-Pocket Expenses, and/or Direct Costs, since such fees are reimbursed by clients on a "pass through basis", without risk or reward to the Company. The amounts of these investigator fees were $64.1 million, $92.5 million and $78.6 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND FINANCIAL INSTRUMENTS

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Marketable securities include securities purchased with original maturities of greater than 90 days. Marketable securities are classified as "available for sale" and are carried at fair market value, which approximates amortized cost.

CONCENTRATION OF CREDIT RISK

Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal year 2005 and 2004, the Company's largest client accounted for 8% of consolidated service revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

PAREXEL establishes a specific allowance for doubtful accounts when the Company becomes aware that a customer may not meet its financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed necessary.

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

DEVELOPMENT OF SOFTWARE FOR INTERNAL USE

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company capitalizes costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below. The amounts related to internal use software totaled $38.8 million at June 30, 2005 and $33.7 million at June 30, 2004. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

RESEARCH AND DEVELOPMENT COSTS

The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $4.6 million, $4.0 million, and $2.2 million in fiscal years 2005, 2004 and 2003, respectively, and is included in Selling, General and Administrative expenses in the consolidated statements of operations.

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expense was $2.3 million, $2.6 million and $2.2 million in fiscal years 2005, 2004 and 2003, respectively.

GOODWILL

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are no longer amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has performed its annual impairment test, with no evidence of impairment of the Company's goodwill balance for fiscal years 2005 and 2004.

The changes in the carrying amount of goodwill balances for fiscal years 2005 and 2004 were as follows (in thousands):

Carrying amount as of June 30, 2003                                    $29,803
Add: FW Pharma                                                             703
     3 Clinical Research                                                 8,056
     Effect of changes in rates used for translation and adjustments     2,440
                                                                       -------
Carrying amount as of June 30, 2004                                    $41,002
Add: IMC                                                                 1,951
     Final purchase accounting adjustments                                (635)
     Effect of changes in rates used for translation and adjustments       497
                                                                       -------
Carrying amount as of June 30, 2005                                    $42,815
                                                                       =======

INTANGIBLE ASSETS

Intangible assets consist primarily of technology and customer lists acquired through acquisitions completed by the Company in fiscal years 2005 and 2004 (see
Note 3 of these notes to the consolidated financial statements below). The estimated useful lives for all intangible assets are between 3 and 10 years.

The changes in the carrying amount of intangible assets for fiscal years 2005 and 2004 were as follows (in thousands):

Carrying amount as of June 30, 2003                                    $ 5,763
Add: 3 Clinical Research                                                 5,805
     Amortization                                                       (1,412)
     Effect of changes in rates used for translation and adjustments    (2,252)
                                                                       -------
Carrying amount as of June 30, 2004                                    $10,636
Add: IMC                                                                   585
     Amortization                                                       (1,828)
     Effect of changes in rates used for translation and adjustments      (165)
                                                                       -------
Carrying amount as of June 30, 2005                                    $ 9,228
                                                                       =======

Amortization expense was $1.8 million, $1.4 million and $0.5 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. Estimated amortization expense for the next five years is as follows:

2006   $2,085
2007   $2,076
2008   $2,076
2009   $1,567
2010   $1,017

INVESTMENTS

The Company has investments in privately held entities in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records the majority of its investments in private entities under the cost method of accounting and assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of these entities. The quarterly assessment includes an evaluation of the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. During the quarter ended June 30, 2005, the Company wrote off $1.2 million in investments, which were deemed to be permanently impaired. The amount of the write-off is included in the Other Income (Loss), net line of the consolidated statements of operations. The balance of the investments recorded under the cost method was $1.2 million as of June 30, 2005 and $2.4 million as of June 30, 2004.

INCOME TAXES

Deferred income tax assets and liabilities are recorded for the expected future tax consequences (utilizing current tax rates) of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax benefits of deductible temporary differences and tax operating loss and credit carryforwards and are net of valuation allowances established in jurisdictions where the realization of those benefits is questionable. Deferred income tax expense represents the change in the net deferred tax asset and liability balances.

FOREIGN CURRENCY

Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income/(loss) as a separate component of stockholders' equity in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction gains/(losses), net of foreign currency exchange contract gains and losses were $(0.2) million, $4.4 million and $1.4 million in fiscal years 2005, 2004, 2003, respectively.

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

The fair value for options granted was estimated at the time of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended June 30, 2005, 2004 and 2003: Risk free interest rates of 3.52% in fiscal year 2005, 3.12% in fiscal year 2004 and 3.32% in fiscal year 2003, dividend yield of 0.0% for each year; weighted-average volatility factor of the expected market price of the Company's common stock of 39% for fiscal year 2005, 55% for fiscal year 2004 and 57% for fiscal year 2003; and an average holding period of 5 years for each year. During fiscal years 2005, 2004 and 2003, the weighted-average grant-date fair value of the stock options granted were $8.26, $7.51 and $5.51 per share, respectively.

If the compensation cost for the Company's stock options and the employee stock purchase plan had been determined based on the fair value at the date of grant, as prescribed in SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                      2005       2004      2003
                                                    --------   -------   -------
($ in thousands, except per share data)
Net income (loss), as reported                      $(35,177)  $13,791   $10,662
Deduct total stock-based compensation, net of tax    (3,211)   (3,487)   (2,154)
                                                    --------   -------   -------

Pro forma net income (loss)                         $(38,388)  $10,304   $ 8,508
                                                    ========   =======   =======
Basic net income (loss) per share - as reported     $  (1.35)  $  0.53   $  0.42
Basic net income (loss) per share - pro forma       $  (1.47)  $  0.40   $  0.34
Diluted net income (loss) per share - as reported   $  (1.35)  $  0.51   $  0.42
Diluted net income (loss) per share - pro forma     $  (1.47)  $  0.38   $  0.33

As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods.

DERIVATIVES/FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce currency exposures related to certain foreign denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If the derivative instruments are designated as cash flow hedges, the corresponding effective portion of the changes in fair value are recorded in stockholders equity as a component of other comprehensive income ("OCI"). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The amount recorded in OCI at June 30, 2005 will be reclassified to earnings within twelve months. Changes in the ineffective portion of a derivative instrument are recognized in earnings in the periods in which it is identified. There was no ineffectiveness recorded in fiscal year 2005.

From time to time, the Company enters into currency exchange contracts to hedge foreign currency exposures. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on July 1, 2005 using the prospective method as described in SFAS No. 148 and is currently in the process of evaluating an acceptable option valuation model. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in
Note 2 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects pre-tax stock-based compensation in fiscal year 2006 to be approximately $1.7 million (unaudited).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

NOTE 3. ACQUISITIONS

FISCAL YEAR 2005

Effective October 1, 2004, the Company acquired 100% of the outstanding stock of IMC, a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007. Pro forma results of IMC's operations have not been presented because the effect of this acquisition is not material.

FISCAL YEAR 2004

On March 1, 2004, the Company acquired the remaining outstanding shares of 3C, a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for $11.7 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In association with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired. Pro forma results of 3C's operations have not been presented because the effect of this acquisition is not material.

During the first quarter of fiscal year 2004, the Company acquired an additional interest in FARMOVS for approximately $1.0 million. FARMOVS is a Clinical Pharmacology unit in South Africa. PAREXEL now has a 70% investment interest in FARMOVS.

FISCAL YEAR 2003

On January 31, 2003, the Company acquired 100% of the outstanding stock of FW Pharma, a provider of software for clinical trial management systems in Birmingham, United Kingdom, for approximately $11.9 million in the form of a combination of cash and shares of the Company's common stock. The Company originally issued an aggregate of 238,095 shares (valued at approximately $3.0 million) of its common stock to stockholders of FWPS Pharma in connection with the acquisition. Of these shares, 32,854 shares were surrendered back to the Company by FW Pharma stockholders pursuant to the purchase price adjustment provisions in the purchase agreement between the parties. In connection with this transaction, the Company recorded approximately $11.7 million of excess cost over the fair value of the interest in the net assets acquired as goodwill.

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

NOTE 4. MARKETABLE SECURITIES

Available-for-sale securities included in marketable securities at June 30, 2005 and 2004, consisted entirely of municipal debt and agency securities. At June 30, 2005, all available-for-sale securities were scheduled to mature on varying dates within two years.

The Company's marketable securities are reflected at fair market value, which approximates amortized cost. During fiscal year 2005, gross realized gains were $2.9 million and gross realized losses were $2.1 million. During fiscal year 2004, gross realized gains were $2.6 million and gross realized losses were $3.7 million. During fiscal year 2003, gross realized gains were minimal and there were no gross realized losses.

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2005 and 2004, consisted of the following:

                                    2005       2004
                                  --------   --------
($IN THOUSANDS)
Billed                            $124,885   $129,942
Unbilled                            95,373     96,229
Allowance for doubtful accounts     (2,371)    (4,215)
                                  --------   --------
                                  $217,887   $221,956
                                  ========   ========

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and 2004, consisted of the following:

                                     2005        2004
                                  ---------   ---------
($IN THOUSANDS)
Owned assets:
   Computer and office equipment  $  75,458   $  75,148
   Computer software                 61,253      55,501
   Leasehold improvements            24,408      23,435
   Furniture and fixtures            17,023      17,825
   Medical equipment                 11,647      10,423
   Buildings                          4,418       4,453
   Other                              1,943       1,248
                                  ---------   ---------
                                    196,150     188,033
Less: accumulated depreciation     (125,993)   (119,330)
                                  ---------   ---------
                                  $  70,157   $  68,703
                                  ---------   ---------

Assets held under capital lease:
   Computer software                  2,128         525
Less: accumulated amortization         (420)       (245)
                                  ---------   ---------
                                      1,708         280
                                  ---------   ---------
                                  $  71,865   $  68,983
                                  =========   =========

Depreciation and amortization expense relating to property and equipment was $27.8 million, $24.4 million, and $20.7 million, for the years ended June 30, 2005, 2004, and 2003, respectively. Depreciation expense for the year ended June 30, 2005 includes $2.7 million in accelerated depreciation for certain impaired assets including amounts related to unamortized leasehold improvements on abandoned leased facilities.

NOTE 7. RESTRUCTURING CHARGES

During the year ended June 30, 2005, the Company recorded restructuring charges totaling $24.3 million consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities, partially offset by $0.5 million related to changes in assumptions for leased facilities, which were previously abandoned. In addition, the Company recorded $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets.

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

Fiscal years 2005, 2004, and 2003 activities against the restructuring accrual were as follows:

                               Balance at       Gross      Payments/      Balance at
                             June 30, 2004   Provisions   Adjustments   June 30, 2005
                             -------------   ----------   -----------   -------------
($IN THOUSANDS)
Employee severance costs        $ 1,503        $ 4,300      $(2,109)       $ 3,694
Facilities-related charges       11,923         20,015       (4,628)        27,310
                                -------        -------      -------        -------
                                $13,426        $24,315      $(6,737)       $31,004
                                =======        =======      =======        =======

                               Balance at       Gross      Payments/      Balance at
                             June 30, 2003   Provisions   Adjustments   June 30, 2004
                             -------------   ----------   -----------   -------------
Employee severance costs         $  244       $ 3,875       $(2,616)       $ 1,503
Facilities-related charges        8,506         6,921        (3,504)        11,923
                                 ------       -------       -------        -------
                                 $8,750       $10,796       $(6,120)       $13,426
                                 ======       =======       =======        =======

                               Balance at       Gross      Payments/      Balance at
                             June 30, 2002   Provisions   Adjustments   June 30, 2003
                             -------------   ----------   -----------   -------------
Employee severance costs         $1,176            --       $  (932)        $  244
Facilities-related charges        2,125         9,374        (2,993)         8,506
                                 ------        ------       -------         ------
                                 $3,301        $9,374       $(3,925)        $8,750
                                 ======        ======       =======         ======

NOTE 8. CREDIT ARRANGEMENTS

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or cancelled by the Bank at any time at its discretion. The Company primarily entered into this line-of-credit to facilitate business transactions with the Bank. At June 30, 2005, the Company had approximately Euro 12.0 million available under this line-of-credit.

The Company has other foreign lines-of-credit with banks totaling approximately $1.8 million. These lines are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2005, the Company had approximately $1.8 million available credit under these arrangements.

The Company has letter-of-credit agreements with banks totaling approximately $4.3 million guaranteeing performance under various operating leases and vendor agreements.

NOTE 9. STOCKHOLDERS' EQUITY

As of June 30, 2005 and 2004, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

In September 1999, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock. Repurchases are made in the open market subject to market conditions. As of June 30, 2005, the Company had acquired 1,506,600 shares at a total cost of $20.0 million under this program.

In December 2003, the Board of Directors of the Company approved the restoration of shares of common stock held as treasury shares to the status of authorized and unissued shares.

On September 9, 2004, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions. As of June 30, 2005, the Company had acquired 275,844 shares at a total cost of $6.0 million under this program.

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

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. There were no anti-dilutive shares outstanding for the fiscal year ended June 30, 2005 as a result of the net loss for the year. Approximately 0.7 million and 1.9 million shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended June 30, 2004 and 2003, respectively, because they were anti-dilutive.

The following table is a summary of shares used in calculating basic and diluted earnings per share:

                                                          Years ended June 30,
                                                      ----------------------------
                                                        2005       2004      2003
                                                      --------   -------   -------
($IN THOUSANDS)
Net income/(loss)                                     $(35,177)  $13,791   $10,662
Weighted average number of shares outstanding, used
   in computing basic earnings per share                26,065    26,010    25,371
Dilutive common stock options                               --       785       312
                                                      --------   -------   -------
Weighted average shares used in computing
   diluted earnings per share                           26,065    26,795    25,683
                                                      ========   =======   =======
Basic earnings/(loss) per share                       $  (1.35)  $  0.53   $  0.42
Diluted earnings/(loss) per share                     $  (1.35)  $  0.51   $  0.42

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) has been calculated by the Company in accordance with FASB No. 130 "Reporting Comprehensive Income". The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

                                                 Unrealized loss on
                                                 available for sale
                                                   investments and
                              Foreign currency       derivative
                                 translation         instruments        Total
                              ----------------   ------------------   --------
($IN THOUSANDS)
Balance as of June 30, 2002       $(12,303)               --          $(12,303)
Changes during the year              9,450                --             9,450
                                  --------             -----          --------
Balance as of June 30, 2003       $ (2,853)               --          $ (2,853)
Changes during the year              5,458               (98)            5,360
                                  --------             -----          --------
Balance as of June 30, 2004       $  2,605               (98)         $  2,507
Changes during the year             (2,507)             (356)           (2,863)
                                  --------             -----          --------
Balance as of June 30, 2005       $     98             $(454)         $   (356)
                                  ========             =====          ========

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS

The Stock Option Committee of the Board of Directors is responsible for administration of the Company's stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

On May 26, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of certain unvested out-of-the-money stock options previously awarded to current employees, including executive officers, and non-employee directors, effective as of the close of business on June 30, 2005. A stock option was considered out-of-the-money if the option exercise price was greater than the closing price per share of Common Stock of the Company on the NASDAQ National Market on June 30, 2005. Such actions were taken in accordance with the provisions of the Company's Second Amended and Restated 1995 Stock Option Plan, 1998 Non-qualified, Non-Officer Stock Option Plan and the 2001 Stock Incentive Plan. There were 281,000 stock options that vested as a result of the acceleration on June 30, 2005. The closing price on June 30, 2005 was $19.82 per share. No compensation expense was recorded as a result of this acceleration.

2001 STOCK INCENTIVE PLAN

In September 2001, the Company adopted the 2001 Stock Incentive Plan, ("2001 Plan") which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 1,000,000 shares of common stock to employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment) of the Company. Options under the 2001 Plan expire no more than ten years from the date of grant and the expiration date and vesting period may vary at the Board of Directors' discretion.

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

1995 STOCK PLAN

The 1995 Stock Plan ("1995 Plan") provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 3,028,674 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire eight years from the date of grant and vest over ninety days to five years. The 1995 Plan will expire on September 13, 2005, except for options outstanding on that date.

EMPLOYEE STOCK PURCHASE PLANS

In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). Under the 2000 Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first day of each opening period or last day of each purchase period (as defined by the Purchase Plan), whichever was lower, up to specified limits. The 2000 Purchase Plan was amended in May 2005 for offering periods commencing on or after June 1, 2005 to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). An aggregate of approximately 1,800,000 shares may be issued under the 2000 Purchase Plan.

During fiscal year 2005, there were 209,252 shares purchased at a range of $10.59 to $16.82 per share and during fiscal year 2004, there were 267,418 shares purchased at a range of $10.59 to $15.72 per share.

STOCK OPTIONS OF SUBSIDIARY

In August 2000, Perceptive Informatics, Inc., adopted the 2000 Stock Incentive Plan ("the Perceptive Plan"), which was amended in March 2003 to grant rights to purchase up to an aggregate of 7,030,000 shares of Perceptive common stock. Under the Perceptive Plan, Perceptive was able to grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2005 and 2004, Perceptive was not publicly traded and options to purchase 4,206,535 shares and 3,085,802 shares, respectively were outstanding under this plan and the options to purchase 137,250 shares had been exercised as of June 30, 2005.

As discussed in Note 18 below, on August 22, 2005, PAREXEL acquired all of the equity interests held by minority stockholders of Perceptive. Under the terms of the agreement, PAREXEL assumed all outstanding stock options under the Perceptive Plan. As a result, the holders of Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock option were subject immediately prior to the merger.

SUMMARY DATA FOR PAREXEL STOCK OPTION PLANS

Aggregate stock option activities for all plans, excluding the Perceptive Plan, for the three years ended June 30, 2005 were as follows:

                                           Weighted Average
                                Options     Exercise Price
                               ---------   ----------------
Outstanding at June 30, 2002   4,014,570        $15.20
   Granted                       129,000        $11.19
   Exercised                    (138,061)       $ 9.23
   Canceled                     (346,148)       $17.81
                               ---------
Outstanding at June 30, 2003   3,659,361        $15.05
   Granted                       485,420        $17.13
   Exercised                    (502,534)       $ 9.86
   Canceled                     (396,822)       $18.80
                               ---------
Outstanding at June 30, 2004   3,245,425        $15.70
   Granted                       343,000        $20.28
   Exercised                    (343,348)       $11.22
   Canceled                     (151,883)       $18.65

Outstanding at June 30, 2005   3,093,194        $16.53
                               =========
Exercisable at June 30, 2003   2,251,228
Exercisable at June 30, 2004   2,156,845
Exercisable at June 30, 2005   2,552,441
Available for future grant     1,079,554
   at June 30, 2005

Summary information related to options outstanding and exercisable as of June 30, 2005 was as follows:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      ---------------------------------------------   ------------------------------
                                        Weighted
                                         Average
                       Outstanding      Remaining       Weighted       Exercisable       Weighted
      Range of            as of        Contractual       Average          as of           Average
  Exercise Prices     June 30, 2005   Life (Years)   Exercise Price   June 30, 2005   Exercise Price
  ---------------     -------------   ------------   --------------   -------------   --------------
                                 ,
$ 7.5621 - $11.3430       486,236          3.0           $ 9.45           461,907         $ 9.49
$11.3431 - $15.1240     1,176,240          3.9           $12.66         1,023,622         $12.59
$15.1241 - $18.9050       465,390          5.8           $17.08           171,584         $17.06
$18.9051 - $22.6860       537,333          5.4           $20.63           467,333         $20.81
$22.6861 - $26.4670        61,770          1.4           $24.51            61,770         $24.51
$26.4671 - $30.2480       162,300          0.9           $27.09           162,300         $27.09
$30.2481 - $34.0290       157,025          0.1           $31.80           157,025         $31.80
$34.0291 - $37.8100        46,900          0.8           $36.23            46,900         $36.23
                        ---------                                       ---------
                        3,093,194          3.9           $16.53         2,552,441         $16.66
                        =========                                       =========

401(K) PLAN

The Company sponsors an employee savings plan ("the Plan") as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. The Company matches 100% of each participant's voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were $2.3 million, $2.7 million and $2.8 million, for the years ended June 30, 2005, 2004, and 2003, respectively.

NOTE 13. FINANCIAL INSTRUMENTS

As of June 30, 2005 and 2004, the Company had entered into currency exchange contracts to exchange Euro, British Pounds and South African Rand for U.S. dollars. The notional contract amount of outstanding currency exchange contracts was approximately $11.9 million and $10.4 million at June 30, 2005 and 2004, respectively.

While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of currency exchange contracts were approximately $11.7 million at June 30, 2005 and $10.4 million at June 30, 2004.

At June 30, 2005, maturities of the Company's currency exchange contracts ranged from one to four months.

NOTE 14. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, were as follows:

                    2005       2004      2003
                  --------   -------   -------
($IN THOUSANDS)
Domestic          $(30,366)  $(1,120)  $ 1,743
Foreign             31,106    24,563    16,744
                  --------   -------   -------
                  $    740   $23,443   $18,487
                  ========   =======   =======

Provisions for income taxes for the three years ended June 30, were as follows:

                    2005     2004      2003
                  -------   ------   -------
($IN THOUSANDS)
Current:
   Federal        $  (692)  $ (585)  $ 5,209
   State              152      531     1,027
   Foreign         10,342    4,303     4,393
                  -------   ------   -------
                    9,802    4,249    10,629
                  -------   ------   -------
Deferred:
   Federal         16,439     (493)   (2,714)
   State            3,570      (43)     (409)
   Foreign          5,755    5,601      (256)
                  -------   ------   -------
                   25,764    5,065    (3,379)
                  -------   ------   -------
                  $35,566   $9,314   $ 7,250
                  =======   ======   =======

The Company's consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

                                               2005       %       2004      %     2003      %
                                             -------   ------   -------   ----   ------   ----
($IN THOUSANDS)
Income tax expense computed at the federal
   statutory rate                            $   259     35.0%  $ 8,206   35.0%  $6,470   35.0%
State income taxes, net of federal benefit        99     13.3%      359    1.5%     408    2.2%
Foreign rate differential                     (2,298)  -310.5%      594    2.5%    (956)  -5.2%
Foreign permanent tax adjustments               (533)   -72.0%   (1,417)  -6.0%    (780)  -4.2%
U.S. permanent tax adjustments                   188     25.4%      (56)  -0.2%      21    0.1%
Change in valuation allowances                37,439   5059.3%    2,816   12.0%   1,911   10.3%
Other                                            412     55.7%   (1,188)  -5.1%     176    1.0%
                                             -------   ------   -------   ----   ------   ----
                                             $35,566   4806.2%  $ 9,314   39.7%  $7,250   39.2%
                                             =======   ======   =======   ====   ======   ====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company's net deferred tax assets as of June 30, 2005 and 2004 were as follows:

                                           2005       2004
                                         --------   --------
($IN THOUSANDS)
Deferred tax assets:
   US loss carryforwards                 $  8,637   $     --
   Foreign loss carryforwards              12,471     11,675
   Accrued expenses                        36,571     26,218
   Allowance for doubtful accounts            238        721
   Unbilled accounts receivable            11,992     16,907
   Other                                      167         83
                                         --------   --------
Gross deferred tax assets                  70,076     55,604
Deferred tax asset valuation allowance    (49,128)   (15,734)
                                         --------   --------
Total deferred tax assets                  20,948     39,870
                                         --------   --------
Deferred tax liabilities:
   Property and equipment                 (10,709)   (14,543)
   Deferred contract profit                (8,127)    (3,849)
   Foreign intangible assets               (1,109)        --
   Foreign risk reserve                    (1,818)    (1,470)
   Foreign work-in-process valuation       (2,772)        --
   UK group relief                         (2,946)        --
   Other                                   (7,300)    (2,662)
                                         --------   --------
Total deferred tax liabilities            (34,781)   (22,524)
                                         --------   --------
                                         $(13,833)  $ 17,346
                                         ========   ========

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2005 and 2004 were as follows:

                                         2005       2004
                                       --------   --------
($IN THOUSANDS)
Current deferred tax assets            $ 18,811   $ 29,710
Non-current deferred tax assets           2,137     10,160
Current deferred tax liabilities        (16,928)    (4,424)
Non-current deferred tax liabilities    (17,853)   (18,100)
                                       --------   --------
                                       $(13,833)  $ 17,346
                                       ========   ========

The Company has tax loss carryforwards, tax effected, of approximately $21.1 million that are available to offset future liabilities for income taxes. Some of the tax loss carryforwards will expire if not used within the next 5 years, but most can be carried forward indefinitely. A valuation allowance has been established for certain future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal 2005, the valuation allowance increased by $33.4 million with significant reserves added in the U.S. and the Netherlands. As of June 30, 2005, $49.1 million of future tax rate benefit remains. The ultimate realization of this benefit is dependent upon the generation of sufficient taxable income in respective jurisdictions.

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $35.6 million, $34.0 million, and $30.2 million for fiscal years 2005, 2004 and 2003, respectively. Additionally, the Company has assets under capital leases. Future minimum lease payments due under non-cancelable leases are as follows:

                                 2006      2007      2008      2009      2010    Thereafter     Total
                               -------   -------   -------   -------   -------   ----------   --------
($IN THOUSANDS)
Operating and capital leases   $40,093   $36,538   $30,213   $24,041   $13,884    $74,191     $218,960
Less: sublease income           (1,887)   (1,530)   (1,037)     (798)     (145)      (424)      (5,821)
                               -------   -------   -------   -------   -------    -------     --------
Total                          $38,206   $35,008   $29,176   $23,243   $13,739    $73,767     $213,139
                               =======   =======   =======   =======   =======    =======     ========

In association with the IMC acquisition as discussed in Note 3 above, as of June 30, 2005, the Company is obligated to make maximum additional payments of $2.9 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

In association with the Qdot acquisition as discussed in Note 18 below, the Company is obligated to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008.

The Company has letter-of-credit agreements with banks totaling approximately $4.3 million guaranteeing performance under various operating leases and vendor agreements.

NOTE 16. RELATED PARTY TRANSACTIONS

As discussed in Note 18 below, on August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a "short-form" merger of PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, Perceptive was valued at approximately $66.3 million, and PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders for their shares of common stock. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive's stock incentive plan. As a result, the holders of Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Additionally as part of the merger, PAREXEL has also agreed to make payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to an executive officer. These payments are not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive, with consultation from an investment banking firm and legal counsel.

During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004. The total amount of pro rata gain realized to-date through June 30, 2005 was $89,000. All payments have been received in a timely manner.

The Company contributed the shares of stock of FWPS Group Limited, a company organized under the laws of the United Kingdom, which it acquired in January 2003, to Perceptive, in July 2003. Perceptive issued shares of common stock to

PAREXEL International Trust, a wholly owned subsidiary of the Company, as consideration for this contribution. As a result of the transaction, the Company's ownership in Perceptive increased from 97.4% to 98.2% in July 2003. Certain executive officers and directors of the Company owned 0.87% of the issued and outstanding common stock of Perceptive as of July 2003. The terms of this transaction were approved by an independent committee of the Board of Directors of the Company, the members of which neither serve as Director of, nor own any shares of stock of Perceptive and using a valuation prepared by an independent third party.

During the year ended June 30, 2004, certain members of the Company's Board of Directors were affiliated with a company in which PAREXEL is a minority shareholder. The total amount of investment by PAREXEL was $0.5 million.

NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2005, 2004 and 2003 were as follows:

                                   2005       2004       2003
                                 --------   --------   --------
($IN THOUSANDS)
Service revenue:
   United States                 $202,924   $244,713   $264,090
   Europe                         313,114    272,490    233,709
   Asia and Other                  28,688     23,780     21,137
                                 --------   --------   --------
                                 $544,726   $540,983   $518,936
                                 ========   ========   ========
Income (loss) from operations:
   United States                 $(32,039)  $ (4,408)  $  6,923
   Europe                          30,470     21,745     15,013
   Asia and Other                   1,293      1,036     (4,708)
                                 --------   --------   --------
                                 $   (276)  $ 18,373   $ 17,228
                                 ========   ========   ========

Tangible Long-lived assets:
   United States                 $  2,116   $  3,064   $  2,187
   Europe                           1,940      2,521      3,375
   Asia and Other                   1,044      1,148      1,065
                                 --------   --------   --------
                                 $  5,100   $  6,733   $  6,627
                                 ========   ========   ========

The Company is managed through three business segments, namely, CRS, PCMS and Perceptive. CRS constitutes the Company's core business and includes clinical trials management and biostatistics and data management, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as clinical pharmacology, regulatory affairs, industry training, publishing, and management consulting. PCMS consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. PCMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include the medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

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

The Company evaluates its assets (including long-lived assets) on a geographic basis because it has a global infrastructure supporting all three business segments.

                                      CRS       PCMS     PERCEPTIVE     TOTAL
                                   --------   --------   ----------   --------
($IN THOUSANDS)
Service revenue:
   2005                            $375,327   $126,552     $42,847    $544,726
   2004                            $375,219   $129,791     $35,973    $540,983
   2003                            $364,200   $129,936     $24,800    $518,936

Gross profit on service revenue:
   2005                            $127,800   $ 37,577     $19,305    $184,682
   2004                            $132,964   $ 34,089     $17,867    $184,920
   2003                            $125,202   $ 36,309     $10,249    $171,760

NOTE 18. SUBSEQUENT EVENTS

Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA, a leading Phase I and IIa Proof of Concept clinical pharmacology business located in George, South Africa for approximately $3.0 million. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008. In association with this transaction, the Company recorded approximately $1.8 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.

On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a "short-form" merger of PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, Perceptive was valued at approximately $66.3 million, and PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders for their shares of common stock. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive's stock incentive plan. As a result, the holders of Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Additionally as part of the merger, PAREXEL has also agreed to make payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to an executive officer. These payments are not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive, with consultation from an investment banking firm and legal counsel.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of PAREXEL International Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the assessment, management concluded that, as of June 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Ernst & Young LLP has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page 60.


/s/ Josef H. von Rickenbach             /s/ James F. Winschel, Jr.
-------------------------------------   ----------------------------------------
Josef H. von Rickenbach                 James F. Winschel, Jr.
Chairman of the Board and               Senior Vice President and
Chief Executive Officer                 Chief Financial Officer
                                        (principal financial officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PAREXEL International Corporation:

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation and subsidiaries at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAREXEL International Corporation's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2005 expressed an unqualified opinion thereon.

                                        Ernst & Young LLP

Boston, Massachusetts
August 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PAREXEL International Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PAREXEL International Corporation maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PAREXEL International Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PAREXEL International Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of PAREXEL International Corporation and our report dated August 26, 2005 expressed an unqualified opinion thereon.

                                        Ernst & Young LLP

Boston, Massachusetts
August 26, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of as of June 30, 2005, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item may be found under the captions "Elections of Directors," "Corporate Governance", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The Company has adopted a code of ethics, the PAREXEL International Corporation Code of Business Conduct and Ethics, which applies to the conduct of the Company's officers, directors and employees.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics applicable to all of its employees, including its principal executive officers and principal financial officer. The code of business conduct and ethics is available on the Company's website (www.parexel.com) under the category "Investor
Relations-Corporate Governance".

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Employment Agreements," "Stock Performance Graph" and "Compensation Committee and Committee Report on Executive Compensation" in the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the caption "Fees Paid to Independent Auditors" in the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS

          The following financial statements and supplementary data are included in Item 8 of this annual report:

FINANCIAL STATEMENTS                                             FORM 10-K PAGES
--------------------                                             ---------------
Report of Independent Registered Public Accounting
   Firm for the years ended June 30, 2005, 2004 and 2003              59-60
Consolidated Statements of Operations for each of the
   three years ended June 30, 2005, 2004 and 2003                        36
Consolidated Balance Sheets at June 30, 2005 and 2004                    37
Consolidated Statements of Stockholders' Equity for
   each of the three years ended June 30, 2005, 2004 and 2003            38
Consolidated Statements of Cash Flows for each of the
   three years ended June 30, 2005, 2004 and 2003                     39-40
Notes to Consolidated Financial Statements                            41-57

     (2) FINANCIAL STATEMENT SCHEDULES

          For the three years ended June 30, 2005:

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

PAREXEL INTERNATIONAL CORPORATION


By: /s/ Josef H. von Rickenbach                         Dated: September 8, 2005
    ---------------------------------
    Josef H. von Rickenbach
    Chairman of the Board and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title(s)                        Date
----------                    --------                        ----


/s/ Josef H. von Rickenbach
---------------------------
Josef H. von Rickenbach       Chairman of the Board and       September 8, 2005
                              Chief Executive Officer
                              (principal executive officer)


/s/ James F. Winschel, Jr.
---------------------------
James F. Winschel, Jr.        Senior Vice President and       September 8, 2005
                              Chief Financial Officer
                              (principal financial and
                              accounting officer)


/s/ A. Dana Callow, Jr.
---------------------------
A. Dana Callow, Jr.           Director                        September 8, 2005


/s/ A. Joseph Eagle
---------------------------
A. Joseph Eagle               Director                        September 8, 2005


/s/ Patrick J. Fortune
---------------------------
Patrick J. Fortune            Director                        September 8, 2005


/s/ Richard L. Love
---------------------------
Richard L. Love               Director                        September 8, 2005


/s/ Serge Okun
---------------------------
Serge Okun                    Director                        September 8, 2005


/s/ William U. Parfet
---------------------------
William U. Parfet             Director                        September 8, 2005

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

10.3*         Form of Stock Option Agreement for Executive Officers under the
              Company's Second Amended and Restated 1995 Stock Plan. (filed as
              Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference)

10.4*         Form of Stock Option Agreement under the Company's 2001 Stock
              Incentive Plan. (filed as Exhibit 10.4 to the Company's Annual
              Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.)

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

10.16.4* Amendment to Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

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

10.21         ABN - AMRO Cash Pooling Agreement, dated as of September 14, 2001
              (filed as Exhibit 10.21 to the Company's Annual Report on Form
              10-K for the year ended June 30, 2003 and incorporated herein by this reference ).

10.22         Lease dated April 10, 2002 between API (No. 23) Limited, Arlington
              Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.23*        Change of Control/Severance Agreement, dated as of December 23,
              2003, by and between the Company and Susan H. Alexander (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by this reference).

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

32.2          CFO certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

* denotes management contract or any compensatory plan, contract or arrangement

                                   SCHEDULE II

                        PAREXEL INTERNATIONAL CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   Balance at   Charged to                    Balance at
                                    beginning    costs and     Deductions       end of
                                     of year     expenses    and write-offs      year
                                   ----------   ----------   --------------   ----------
($IN THOUSANDS)
Allowance for doubtful accounts:
   Year ended June 30, 2003          $4,622       $2,408        $(1,017)        $6,013
   Year ended June 30, 2004          $6,013       $2,089        $(3,887)        $4,215
   Year ended June 30, 2005          $4,215       $  926        $(2,770)        $2,371