Form 10-Q
period 2005-09-30
PAREXEL INTERNATIONAL CORP
filed 2005-11-09
CIK 799729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number: 000-21244

                        PAREXEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its Charter)

         MASSACHUSETTS                                  04-2776269
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        200 WEST STREET
     WALTHAM, MASSACHUSETTS                               02451
     (Address of principal                              (Zip Code)
       executive offices)

Registrant's telephone number, including area code (781) 487-9900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2005, there were 26,614,438 shares of common stock outstanding.

                        PAREXEL INTERNATIONAL CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1   Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets - September 30
                    and June 30, 2005                                         3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended September 30, 2005 and 2004            4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended September 30, 2005 and 2004            5

                    Notes to Condensed Consolidated Financial Statements      6

           Item 2   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

           Item 3   Quantitative and Qualitative Disclosure About Market
                    Risk                                                     26

           Item 4   Controls and Procedures                                  27

PART II.   OTHER INFORMATION

           Item 2   Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                 27

           Item 6   Exhibits                                                 28

SIGNATURES                                                                   29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PAREXEL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           SEPTEMBER 30,   JUNE 30,
                                                                2005         2005
                                                            (UNAUDITED)
                                                           -------------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 87,973      $ 84,622
   Marketable securities                                           --         4,000
   Billed and unbilled accounts receivable, net               220,069       217,887
   Prepaid expenses                                            11,348        12,086
   Deferred tax assets                                         18,806        18,811
   Income tax receivable                                          371         3,605
   Other current assets                                         5,147         3,580
                                                             --------      --------
      Total current assets                                    343,714       344,591

Property and equipment, net                                    71,791        71,865
Goodwill                                                       47,290        42,815
Other intangible assets, net                                    8,729         9,228
Non-current deferred tax assets                                 2,126         2,137
Other assets                                                    5,067         5,100
                                                             --------      --------
      Total assets                                           $478,717      $475,736
                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt       $    469      $    507
   Accounts payable                                            11,150        14,424
   Deferred revenue                                           134,745       132,241
   Accrued expenses                                            15,898        13,858
   Accrued restructuring charges                                7,399        13,231
   Accrued employee benefits and withholdings                  31,856        28,747
   Deferred tax liabilities                                    16,924        16,928
   Other current liabilities                                    3,860         4,354
                                                             --------      --------
      Total current liabilities                               222,301       224,290
Long-term debt, net of current portion                          1,127         1,115
Non-current deferred tax liabilities                           17,829        17,853
Long-term accrued restructuring charges                        17,867        17,773
Other liabilities                                               5,116         5,188
                                                             --------      --------
      Total liabilities                                       264,240       266,219
                                                             --------      --------
Minority interest in subsidiary                                 3,302         3,946
Stockholders' equity:
   Preferred stock--$.01 par value; shares authorized:
      5,000,000; Series A junior participating preferred
      stock - 50,000 shares designated, none issued
      and outstanding
   Common stock--$.01 par value; shares authorized:
      50,000,000; shares issued and outstanding:
      26,444,934 at September 30, 2005 and 26,153,334 at
      June 30, 2005                                               279           275
   Additional paid-in capital                                 167,234       163,921
   Retained earnings                                           45,049        41,731
   Accumulated other comprehensive income (loss)               (1,387)         (356)
                                                             --------      --------
      Total stockholders' equity                              211,175       205,571
                                                             --------      --------
      Total liabilities and stockholders' equity             $478,717      $475,736
                                                             ========      ========

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                            FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            --------------------------
                                                  2005       2004
                                                --------   --------
Service revenue                                 $138,380   $130,422
Reimbursement revenue                             31,188     27,175
                                                --------   --------
         Total revenue                           169,568    157,597

Costs and expenses:
      Direct costs                                93,623     83,690
      Reimbursable out-of-pocket expenses         31,188     27,175
      Selling, general and administrative         34,051     31,841
      Depreciation and amortization                6,370      6,410
      Restructuring expense (benefit)               (679)        --
                                                --------   --------

         Total costs and expenses                164,553    149,116
                                                --------   --------
Income from operations                             5,015      8,481

Other income                                       1,037        653
                                                --------   --------
Income before provision for income taxes
   and minority interest                           6,052      9,134

Provision for income taxes                         3,078      3,535
Minority interest expense (benefit)                 (344)       (57)
                                                --------   --------
         Net income                             $  3,318   $  5,656
                                                ========   ========

Earnings per share:
      Basic                                     $   0.13   $   0.22
      Diluted                                   $   0.13   $   0.21

Weighted average shares:
      Basic                                       26,419     26,027
      Diluted                                     26,529     26,583

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                               FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               --------------------------
                                                                     2005       2004
                                                                   --------   -------
Cash flow from operating activities:
   Net income                                                      $ 3,318    $ 5,656
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Minority interest expense (benefit) in net income of
         consolidated subsidiary                                      (344)       (57)
      Depreciation and amortization                                  6,370      6,410
      Changes in operating assets/liabilities                       (1,149)    (6,696)
                                                                   -------    -------
         Net cash provided by operating activities                   8,195      5,313
                                                                   -------    -------

Cash flow from investing activities:
   Purchases of marketable securities                                   --     (1,131)
   Proceeds from sale of marketable securities                       4,000        991
   Acquisition of business                                          (5,479)        --
   Purchases of property and equipment                              (6,081)    (5,765)
   Proceeds from sale of assets                                          6        567
                                                                   -------    -------
         Net cash used in investing activities                      (7,554)    (5,338)
                                                                   -------    -------

Cash flow from financing activities:
   Proceeds from issuance of common stock                            4,708        974
   Payments to repurchase common stock                              (2,000)    (3,742)
   Repayments under lines of credit and long-term debt                 (26)      (573)
                                                                   -------    -------
         Net cash provided (used) by financing activities            2,682     (3,341)
                                                                   -------    -------
Effect of exchange rate changes on cash and cash equivalents            28      1,010
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                 3,351     (2,356)
Cash and cash equivalents at beginning of period                    84,622     60,686
                                                                   -------    -------
Cash and cash equivalents at end of period                         $87,973    $58,330
                                                                   =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Net cash paid during the year for:
   Interest                                                        $ 1,416    $   940
   Income taxes                                                    $ 4,193    $  (782)

Acquisitions, net of cash acquired:
   Fair value of assets acquired and goodwill                      $ 6,274         --
   Liabilities assumed                                                (795)        --
                                                                   -------    -------
   Cash paid for acquisition                                       $ 5,479         --
                                                                   =======    =======

            See notes to condensed consolidated financial statements.

                        PAREXEL INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation ("PAREXEL" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Certain fiscal year 2005 amounts have been reclassified to conform to the fiscal year 2006 presentation. Specifically, an accounting reclassification in the amount of $1.1 million for the quarter ended September 30, 2004 has been made from Service Revenue to Other Income to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain contracts denominated in a currency other than the prime contract holder's functional currency. The change had no impact to expenses, net income, or earnings per share, but did impact gross margin and operating income. See Note 2 to the Consolidated Financial Statements of the 2005 Form 10-K for additional information.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company's employee stock purchase plan. Outstanding options to purchase approximately 1.4 million and 0.6 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

                                                       FOR THE THREE
                                                        MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     -----------------
                                                       2005      2004
                                                     -------   -------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income attributable to common shares             $ 3,318   $ 5,656
                                                     =======   =======
BASIC EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding            26,419    26,027
                                                     =======   =======
Basic earnings per common share                      $  0.13   $  0.22
                                                     =======   =======
DILUTED EARNINGS PER COMMON SHARE COMPUTATION:

Weighted average common shares outstanding:
   Shares attributable to common stock outstanding    26,419    26,027
   Shares attributable to common stock options           110       556
                                                     -------   -------
                                                      26,529    26,583
                                                     =======   =======
Diluted earnings per common share                    $  0.13   $  0.21
                                                     =======   =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended September 30, 2005 and 2004 were as follows:

                                                  FOR THE THREE
                                                  MONTHS ENDED
                                                  SEPTEMBER 30,
                                                ----------------
                                                  2005     2004
                                                -------   ------
($ IN THOUSANDS)
Net income                                      $ 3,318   $5,656
Add: Foreign currency translation adjustments    (1,177)   1,218
     Unrealized gain on investment                  146       44
                                                -------   ------
Comprehensive income                            $ 2,287   $6,918
                                                =======   ======

NOTE 4 - ACQUISITIONS

Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (Qdot"), a leading Phase I and IIa Proof of Concept clinical pharmacology business located in George, South Africa for approximately $2.7 million. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008. In connection with this transaction, the Company recorded approximately $2.0 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Purchase accounting has not been finalized as of September 30, 2005. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.

On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a "short-form" merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive's stock incentive plan. As a result, the holders of in-the-money Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Additionally, PAREXEL has also agreed to make payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to an executive officer. These payments are not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.

NOTE 5 - STOCK-BASED COMPENSATION

At June 30, 2005, PAREXEL had three stock-based employee compensation plans. All three of the plans are employee stock option plans. Prior to July 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by FASB Interpretation No. 44. Accordingly, no compensation expense is recognized if the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R) "Share-Based Payment" under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended September 30, 2005 includes compensation expense for all stock-based payments granted during the quarter and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. The total amount of compensation expense recognized in the three months ended September 30, 2005 was $0.6 million, of which, $0.2 million was recorded in direct costs and $0.4 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. The adoption of SFAS No. 123 had no effect on cash flow for the three months ended September 30, 2005.

The net impact of adopting the new accounting guidance for the quarter ended September 30, 2005 was as follows:


                                                        UPON ADOPTION SFAS NO.   IF SFAS NO.123(R) HAD
                                                                123(R)              NOT BEEN ADOPTED
                                                        ----------------------   ---------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Income from continuing operations before income taxes
   and minority interest                                        $6,052                   $6,660
Net income                                                      $3,318                   $3,617
Basic earnings per share                                        $ 0.13                   $ 0.14
Diluted earnings per share                                      $ 0.13                   $ 0.14

No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three months ended September 30, 2004, as all of the shares granted have an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if PAREXEL had applied the fair-value recognition provisions required by SFAS No. 123(R) for the quarter ended September 30, 2004:

                                                    FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30, 2004
                                                    --------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported                                       $5,656
Deduct total stock-based compensation, net of tax               (979)
                                                              ------
Pro forma net income                                          $4,677
                                                              ======

Basic net income per share - as reported                      $ 0.22
Basic net income per share - pro forma                        $ 0.18
Diluted net income per share - as reported                    $ 0.21
Diluted net income per share - pro forma                      $ 0.18

The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (averaged over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied and historical volatilities and PAREXEL uses historical data to estimate option exercise behavior.

The following assumptions were used in PAREXEL's Black-Scholes option-pricing model for awards issued during the respective periods:

                          FOR THE THREE MONTHS ENDED
                                 SEPTEMBER 30,
                          --------------------------
                                 2005   2004
                                -----   -----
Dividend yield                   0.00%   0.00%
Expected volatility             40.58%  36.80%
Risk-free interest rate          3.96%   3.36%
Expected terms in years          4.77    5.00

The following table summarizes information related to stock option activity for the respective periods:

                                                 FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 --------------------------
                                                        2005     2004
                                                       ------   -----
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted-average fair value of options
   granted per share                                   $ 8.13   $7.39
Intrinsic value of options exercised                   $3,045   $ 781
Cash received from options exercised                   $4,708   $ 974
Actual tax benefit realized for tax deductions
   from option exercises                               $    0   $   0

Stock option activity for the three months ended September 30, 2005:

                                                                WEIGHTED-      AGGREGATE
                                                  WEIGHTED-      AVERAGE       INTRINSIC
                                                   AVERAGE      REMAINING        VALUE
                                      NUMBER OF    EXERCISE    CONTRACTUAL        (IN
                                       OPTIONS      PRICE     LIFE IN YEARS   THOUSANDS)
                                      ---------   ---------   -------------   ----------
Outstanding at beginning of quarter   3,093,194     $16.53           --             --
Granted                                 713,500     $20.14           --             --
Exercised                               391,000     $12.04           --             --
Cancelled                               164,615     $28.82           --             --
Outstanding at end of quarter         3,251,079     $17.26         4.75         $8,932
Exercisable at end of quarter         2,112,943     $16.46         3.43         $7,483

NOTE 6 - SEGMENT INFORMATION

The Company is managed through three business segments, namely, Clinical Research Services ("CRS"), PAREXEL Consulting and Marketing Services ("PCMS"), and Perceptive Informatics, Inc. ("Perceptive"). CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems ("IVRS"), clinical trials management systems ("CTMS"), web-based portals, systems integration, and patient diary applications.

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

                                   FOR THE THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                   --------------------------
                                         2005       2004
                                       --------   --------
($ IN THOUSANDS)
Service revenue:
   Clinical Research Services          $ 99,348   $ 88,837
   PAREXEL Consulting and
      Marketing Services                 26,745     32,356
   Perceptive Informatics, Inc.          12,287      9,229
                                       --------   --------
                                       $138,380   $130,422
                                       ========   ========
Gross profit on service revenue:
   Clinical Research Services          $ 32,226   $ 31,698
   PAREXEL Consulting and
      Marketing Services                  7,979     10,891
   Perceptive Informatics, Inc.           4,552      4,143
                                       --------   --------
                                       $ 44,757   $ 46,732
                                       ========   ========

NOTE 7 - RESTRUCTURING CHARGES

During the quarter ended September 30, 2005, the Company recorded a $1.2 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was partially offset by $0.5 million in new severance-related restructuring activity.

Current activity charged against the restructuring accrual in the quarter ended September 30, 2005 (which is included in "Current Liabilities - Accrued Restructuring Charges" and "Long-term Accrued Restructuring Charges" in the Condensed Consolidated Balance Sheet) was as follows:

                             BALANCE AS OF                            BALANCE AS OF
                                JUNE 30,      PROVISION/              SEPTEMBER 30,
                                  2005       ADJUSTMENTS   PAYMENTS        2005
                             -------------   -----------   --------   -------------
($ IN THOUSANDS)
Employee severance costs        $ 3,694        $   728     $(2,143)      $ 2,279
Facilities-related charges       27,310         (1,407)     (2,916)       22,987
                                -------        -------     -------       -------
                                $31,004        $  (679)    $(5,059)      $25,266
                                =======        =======     =======       =======

NOTE 8 - STOCKHOLDERS' EQUITY

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company's Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through September 30, 2005, the Company had acquired 375,244 shares at a total cost of $8.0 million under this program. See Part II, Item 2 of this quarterly report on Form 10-Q for further detail. During the period from October 1, 2005 to November 4, 2005, the Company acquired an additional 26,433 shares at a total cost of $556,000, leaving a remaining balance on the authorization of $11.4 million.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company's strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", "targets", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under "Critical Accounting Policies and Estimates" and the Risk Factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of this quarterly report.

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

     - CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

     - PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients' product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

     - Perceptive provides information technology solutions designed to improve clients' product development processes. Perceptive offers a portfolio of services that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

The Company conducts a significant portion of its operations in foreign countries. Approximately 63.5% of the Company's consolidated service revenue for the three months ended September 30, 2005 and 60.8% of the Company's consolidated service revenue for the three months ended September 30, 2004, were from non-U.S. operations. Over recent quarters, the Company has noticed a growing trend toward winning new business awards in the U.S. for projects to be completed outside of the U.S.

Because the Company's financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2005, approximately 18.4% of total consolidated service revenue was denominated in British pounds and approximately 35.5% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2004, approximately 22.6% of total consolidated service revenue was denominated in British pounds and approximately 29.6% of total consolidated service revenue was denominated in Euros.

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

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit based output method. This method requires the Company to estimate total expected units, as well as the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual cost incurred that were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company's consolidated results of operations and financial position.

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

INCOME TAXES

The Company's global provision for corporate income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdictions. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company's effective tax rate.

Interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company's effective tax rate and its consolidated results of operations and financial position. The Company is required under Financial Interpretation No. 18, "Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28" to exclude from its quarterly worldwide effective income tax rate calculation losses in jurisdictions where no tax benefit can be recognized. As a result, the Company's effective tax rate may fluctuate significantly on a quarterly basis.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is based on judgment. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to the Company's estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2005 and 2004 were as follows:

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                      ----------------------------------------
                                             INCREASE
                        2005       2004     (DECREASE)     %
                      --------   --------   ----------   -----
($ IN THOUSANDS)
Service revenue:
   CRS                $ 99,348   $ 88,837    $10,511      11.8%
   PCMS                 26,745     32,356     (5,611)    -17.3%
   Perceptive           12,287      9,229      3,058      33.1%
                      --------   --------    -------
                      $138,380   $130,422    $ 7,958      6.1%
                      ========   ========    =======

Direct costs:
   CRS                $ 67,122   $ 57,139    $ 9,983      17.5%
   PCMS                 18,766     21,465     (2,699)    -12.6%
   Perceptive            7,735      5,086      2,649      52.1%
                      --------   --------    -------
                      $ 93,623   $ 83,690    $ 9,933      11.9%
                      ========   ========    =======

Gross profit on
   service revenue:
   CRS                $ 32,226   $ 31,698    $   528       1.7%
   PCMS                  7,979     10,891     (2,912)    -26.7%
   Perceptive            4,552      4,143        409       9.9%
                      --------   --------    -------
                      $ 44,757   $ 46,732    $(1,975)     -4.2%
                      ========   ========    =======

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004:

Service revenue increased $8.0 million, or 6.1%, to $138.4 million for the three months ended September 30, 2005 from $130.4 million for the three months ended September 30, 2004. On a geographic basis, service revenue for the three months ended September 30, 2005 was distributed as follows: United States - $50.4 million (36.5%), Europe - $80.7 million (58.3%), and Asia & Other - $7.3 million (5.2%). For the three months ended September 30, 2004, service revenue was distributed as follows: United States - $51.1 million (39.2%), Europe - $72.3 million (55.4%), and Asia & Other - $7.0 million (5.4%). The year-over-year shift of revenue from the United States to Europe was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.

On a segment basis, CRS service revenue increased by $10.5 million, or 11.8%, to $99.3 million in the three months ended September 30, 2005 from $88.8 million in the three months ended September 30, 2004. Of the total $10.5 million increase, $9.1 million was attributed to business growth in activities related to Phases II-III clinical trials and $1.1 million was attributed to incremental revenue from the Qdot acquisition completed in July 2005. PCMS service revenue decreased by $5.6 million, or 17.3%, to $26.7 million in the three months ended September 30, 2005 from $32.3 million in the three months ended September 30, 2004. The year-over-year decrease was primarily caused by a decline in work being performed for one major client within the medical marketing services business and a lower level of business activity in consulting services caused in part by exiting low margin portions of the business. Perceptive service revenue increased by $3.1 million, or 33.1%, to $12.3 million for the three months ended September 30, 2005 from $9.2 million in the three months ended September 30, 2004. Of the total $3.1 million increase, $1.6 million was attributed to the CTMS business, $1.1 million was attributed to medical imaging, with the remaining $0.4 million increase primarily from the IVRS business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $9.9 million, or 11.9%, to $93.6 million for the three months ended September 30, 2005 from $83.7 million in the three months ended September 30, 2004. On a segment basis, CRS direct costs increased by $10.0 million, or 17.5%, to $67.1 million for the three months ended September 30, 2005 from $57.1 million in the three months ended September 30, 2004. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs increased by 3.3 points to 67.6% for the three months ended September 30, 2005 from 64.3% for the three months ended September 30, 2004 driven, in part, by increased hiring and training costs (mainly in the U.S.) and a lower level of profitability associated with U.S. operations. PCMS direct costs decreased by $2.7 million, or 12.6%, to $18.8 million in the three months ended September 30, 2005 from $21.5 million in the three months ended September 30, 2004. The year-over-year decrease in PCMS direct costs was primarily due to lower labor costs associated with lower revenue levels. As a percentage of service revenue, PCMS direct costs increased by 3.9 points to 70.2% for the three months ended September 30, 2005 from 66.3% for the three months ended September 30, 2004 due to a less favorable revenue mix. Perceptive direct costs increased $2.6 million, or 52.1%, to $7.7 million in the three months ended September 30, 2005 from $5.1 million in the three months ended September 30, 2004. The year-over-year increase in Perceptive direct costs is primarily due to higher labor costs associated with increased staffing needs to support business growth and $0.5 million of costs deemed to be compensation expense in conjunction with PAREXEL's purchase of the minority interest in Perceptive. As a percentage of service revenue, Perceptive's direct costs increased by 7.9 points to 63.0% in the three months ended September 30, 2005 from 55.1% in the three months ended September 30, 2004 as a result of the impact of recording compensation expense in conjunction with the buyback of the minority interest in Perceptive and a less favorable revenue mix.

Selling, general and administrative ("SG&A") expenses increased by $2.2 million, or 6.9%, to $34.0 million in the three-month period ended September 30, 2005 from $31.8 million in the three months ended September 30, 2004. Of the total $2.2 million increase, $1.1 million was related to costs deemed to be compensation expense in conjunction with PAREXEL's purchase of the minority interest in Perceptive, $0.4 million was attributed to stock-based compensation expense related to the implementation of FAS 123(R), $0.4 million was related to Sarbanes-Oxley compliance expense, and $0.2 million was incremental expense associated with the Qdot acquisition. As a percentage of service revenue, SG&A increased by 0.2 points to 24.6% in the three months ended September 30, 2005 from 24.4% in the three months ended September 30, 2004, with the benefits of the June 2005 restructuring charge being more than offset by the amounts described above.

Depreciation and amortization ("D&A") expense was $6.4 million for the three months ended September 30, 2005 and 2004. As a percentage of service revenue, D&A decreased by 0.3 points to 4.6% in the three months ended September 30, 2005 from 4.9% in the three months ended September 30, 2004.

During the three months ended September 30, 2005, the Company recorded a $1.2 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was partially offset by $0.5 million in new severance-related restructuring activity. There were no restructuring charges recorded during the three months ended September 30, 2004.

Other income increased by $0.4 million, or 58.8% to $1.0 million in the three months ended September 30, 2005 from $0.7 million in the three months ended September 30, 2004. The change was due primarily to higher interest income and increased foreign exchange gains.

The Company had an effective income tax rate of 50.9% for the three months ended September 30, 2005 and 38.7% for the three months ended September 30, 2004. The swing in the tax rate was primarily attributable to the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and is directly related to the quarterly profile of the Company's losses in jurisdictions (mainly in the U.S.) where no tax benefit could be recognized. These losses are projected to decline over the course of the fiscal year. Management expects the full-year tax rate to be approximately 42.0%.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.

DAYS SALES OUTSTANDING

The Company's operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding ("DSO") in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 42 days at September 30, 2005, 39 days at June 30, 2005, and 41 days at September 30, 2004. Accounts receivable, net of the allowance for doubtful accounts was $220.1 million ($130.1 million in billed accounts receivable and $90.0 million in unbilled accounts receivable) at September 30, 2005 and $217.9 million ($123.8 million in billed accounts receivable and $94.1 million in unbilled accounts receivable) at June 30, 2005. Deferred revenue was $134.7 million at September 30, 2005 and $132.2 million at June 30, 2005. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the three months ended September 30, 2005 totaled $8.2 million and was generated from $6.4 million related to non-cash charges for depreciation and amortization expense, $3.3 million of net income, a $1.5 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), and a $1.1 million increase in liabilities, offset by a $3.4 million decrease in accounts payable, a $0.4 million increase in prepaids and other assets, and a $0.3 million decrease in other sources. Net cash provided by operating activities for the three months ended September 30, 2004 totaled $5.3 million and was generated from $6.4 million related to non-cash charges for depreciation and amortization expense, $5.7 million of net income, and a $1.1 million increase in liabilities, offset by a $7.0 million decrease in accounts payable and $0.9 million utilized for other needs.

Net cash used in investing activities for the three months ended September 30, 2005 totaled $7.6 million and consisted of $6.1 million used for capital expenditures (primarily analytical equipment and computer software and hardware), $5.5 million used for the acquisition of Qdot and the acquisition of the equity interest of minority stockholders in Perceptive as discussed in Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report, offset by $4.0 million of proceeds from the sale of marketable securities. Net cash used in investing activities for the three months ended September 30, 2004 totaled $5.3 million and consisted of $5.8 million used for capital expenditures (primarily computer software and hardware), offset by approximately $0.5 million of proceeds from the sale of fixed assets.

Net cash provided by financing activities for the three months ended September 30, 2005 totaled $2.7 million, and was generated from $4.7 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option plan, offset by $2.0 million used to repurchase the Company's common stock pursuant to its stock repurchase program. Net cash used in financing activities for the three months ended September 30, 2004 totaled $3.3 million, and was generated from $3.7 million used to repurchase the Company's common stock pursuant to its stock repurchase program and $0.6 million for repayments under lines-of-credit and long-term debt, offset by $1.0 million in proceeds related to the issuance of common stock in conjunction with the Company's stock option plan.

LINES OF CREDIT

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro
12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2005, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2005, the Company had approximately $1.8 million available under these arrangements.

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

The Company expects capital expenditures to total approximately $31.0 million in fiscal year 2006. As of September 30, 2005, the Company had spent $6.1 million and expects to spend an additional $24.9 million primarily for computer software and hardware during the remainder of the fiscal year.

CONTINGENT LIABILITIES AND GUARANTEES

In connection with the acquisition of Integrated Marketing Concepts ("IMC") during fiscal year 2005, the Company is obligated to make a minimum payment of $0.6 million and up to a maximum of $3.2 million in contingent purchase price if IMC achieves certain established financial targets through September 30, 2007.

In connection with the Qdot acquisition as discussed in Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report, the Company is obligated to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company derived approximately 63.5% of its service revenue for the three-month period ended September 30, 2005 and 60.8% of its service revenue for the three months ended September 30, 2004 from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company's financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary's functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company's results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

Occasionally, the Company enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the three-month periods ended September 30, 2005 and 2004, the Company recorded foreign-exchange gains of $0.5 million and $0.3 million, respectively.

INFLATION

The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

At June 30, 2005, PAREXEL had three stock-based employee compensation plans. All three of the plans are employee stock option plans. Prior to July 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as described by FASB Interpretation No. 44. Accordingly, no compensation expense is recognized if the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant.

Effective July 1, 2005, the Company adopted SFAS No. 123(R) "Share-Based Payment" under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended September 30, 2005 includes compensation expense for all stock-based payments granted during the quarter and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. The total amount of compensation expense recognized in the three months ended September 30, 2005 was $0.6 million, of which, $0.2 million was recorded in direct costs and $0.4 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. Based on unvested options outstanding as of September 30, 2005, PAREXEL expects to record compensation expense of approximately $6.5 million over the next 15 quarters. The adoption of SFAS No. 123 had no effect on cash flow for the three months ended September 30, 2005.

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

CRS primarily competes against in-house departments of pharmaceutical companies, other full service clinical research organizations ("CROs"), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL's PCMS business also competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company's competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.

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

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR THE COMPANY'S SERVICES COULD DECREASE

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of the Company's business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for the Company's services. If companies regulated by the FDA or similar foreign regulatory authorities needed fewer of the Company's services, the Company would have fewer business opportunities and its revenues would decrease, possibly materially.

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund the hiring of additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for good clinical practice ("GCP") and by making the clinical trial application and approval process more uniform across member states starting in May 2004. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998. The U.S., Europe and Japan have also collaborated in the 15-year-long International Conference on Harmonisation ("ICH"), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company's services.

Parts of PAREXEL's PCMS business advises clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCMS business in this area. As a result of lower level of FDA enforcement activities over the last two years, PCMS experienced a decline in the group's good manufacturing practice ("GMP") consulting business, which adversely affected the business unit.

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

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company's revenue and adversely affect its business and financial condition, possibly materially. In the fiscal year ended June 30, 2005, the Company's five largest clients accounted for 25% of its consolidated service revenue, although no single client accounted for 10% or more of consolidated service revenue. In the fiscal year ended June 30, 2004, the Company's five largest clients accounted for 30% of its consolidated service revenue, although no single client accounted for 10% or more of consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company's contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.

IF THE COMPANY'S PERCEPTIVE INFORMATICS BUSINESS IS UNABLE TO MAINTAIN CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS, ITS BUSINESS WILL BE HARMED

The Company's Perceptive Informatics business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. The Perceptive business depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the Perceptive hardware or software malfunctions or access to the Perceptive data by internal research personnel or customers through the Internet is interrupted, the Perceptive business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact Perceptive's business.

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

The Company provides most of its services on a worldwide basis. The Company's service revenue from non-U.S. operations represented approximately 63.5% of total consolidated service revenue for the three months ended September 30, 2005 and approximately 60.8% of total consolidated service revenue for the three months ended, September 30, 2004. In addition, the Company's service revenue from operations in the United Kingdom represented approximately 18.4% of total consolidated service revenue for the three months ended September 30, 2005 and approximately 22.6% of total consolidated service revenue for the three months ended September 30, 2004. The Company's service revenue from operations in Germany represented approximately 18.8% of total consolidated service revenue for the three months ended September 30, 2005 and approximately 15.9% of total consolidated service revenue for the three months ended September 30, 2004. Accordingly, the Company's business is subject to risks associated with doing business internationally, including:

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

The Company's quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company's income (loss) from operations was $7.5 million for the quarter ended December 31, 2004, $7.5 million for the quarter ended March 31, 2005, $(23.7) million for the quarter ended June 30, 2005, and $5.0 million for the quarter ended September 30, 2005. Factors that cause these variations include:

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

     - the timing and amount of costs associated with integrating acquisitions; and

     - the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries;

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

If the Company's operating results do not match the expectations of securities analysts and investors, the trading price of its common stock will likely decrease.

THE COMPANY'S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

Approximately 63.5% of the Company's total consolidated service revenue for the three months ended September 30, 2005 and approximately 60.8% of the Company's total consolidated service revenue for the three months ended September 30, 2004 were from non-U.S. operations. The Company's financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate, could have and have had a significant effect on the Company's operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

     - Foreign Currency Translation Risk. The revenue and expenses of the Company's foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2005, approximately 18.4% of total consolidated service revenue was denominated in British pounds and approximately 35.5% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2004, approximately 22.6% of total consolidated service revenue was denominated in British pounds and approximately 29.6% of total consolidated service revenue was denominated in Euros.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of the Company's common stock has fluctuated widely in the past and may continue to do so in the future. On November 7, 2005, the closing sale price of the Company's common stock on the NASDAQ National Market was $21.40 per share. During the period from October 1, 2003 to September 30, 2005, the price of the Company's common stock ranged from a high of $25.04 per share to a low of $15.28 per share. Investors in the Company's common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company's stock could decline.

The Company's stock price can be affected by quarter-to-quarter variations in a number of factors including:

     -    operating results;

     -    earnings estimates by analysts;

     -    market conditions in the industry;

     -    prospects of health care reform;

     -    changes in government regulations;

     -    general economic conditions, and

     -    the Company's effective income tax rate.

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

THE COMPANY'S EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE

The Company's quarterly effective income tax rate is influenced by the Company's projected profitability in the various taxing jurisdictions in which the Company operates. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company's effective income tax rate, which in turn could have a material adverse effect on the Company's net income and earnings per share. Factors that affect the effective income tax rate include:

     - the requirement to exclude from its quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized,

     -    actual and projected full year pretax income,

     -    changes in tax laws in the various taxing jurisdictions,

     -    audits by the taxing authorities, and

     - the establishment of valuation allowances against deferred tax assets if it is established that it is more likely than not that future tax benefits will not be realized.

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

FOREIGN CURRENCY EXCHANGE RATES

The Company may be subjected to foreign currency transaction risk when the Company's foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional currency. For the three months ended September 30, 2005, approximately 18.4% of total consolidated service revenue was denominated in British pounds and approximately 35.5% of total consolidated service revenue was denominated in Euros. The Company has a derivative policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $18.6 million at September 30, 2005. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.8 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATE

The Company's exposure to interest rate changes is currently minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $1.1 million as of September 30, 2005 and June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating costs and benefits when implementing possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2005, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROLS

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended September 30, 2005.

                                                            Total Number of       Maximum Appropriate
                                                          Shares Purchased as   Dollar Value of Shares
                                                            Part of Publicly        that May Yet Be
                       Total Number of    Average Price    Announced Plans or     Purchased Under the
      Period          Shares Purchased   Paid per Share         Programs         Plans or Programs (1)
      ------          ----------------   --------------   -------------------   ----------------------
07/01/05 - 07/30/05            --                --                  --              $14.0 million
08/01/05 - 08/31/05        99,400            $20.12              99,400              $12.0 million
09/01/05 - 09/30/05            --                --                  --              $12.0 million
                           ------                                ------
   Total                   99,400                                99,400
                           ======                                ======

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

                                        PAREXEL International Corporation


Date: November 9, 2005                  By: /s/ Josef H. von Rickenbach
                                            ------------------------------------
                                            Josef H. von Rickenbach
                                            Chairman of the Board and Chief
                                            Executive Officer


Date: November 9, 2005                  By: /s/ James F. Winschel, Jr.
                                            ------------------------------------
                                            James F. Winschel, Jr.
                                            Senior Vice President and Chief
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