Form 10-Q
period 2005-12-31
PAREXEL INTERNATIONAL CORP
filed 2006-02-09
CIK 799729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 000-21244
PAREXEL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Massachusetts	04-2776269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (781) 487-9900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer ☐     Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2006, there were 26,561,952 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION
INDEX

			Page
Part I.		Financial Information

	Item 1	Financial Statements (Unaudited):

		Condensed Consolidated Balance Sheets – December 31 and June 30, 2005	3

		Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2005 and 2004, Six Months Ended December 31, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows – Six Months Ended December 31, 2005 and 2004	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4	Controls and Procedures	29

Part II.		Other Information

	Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

	Item 4	Submission of Matters to a Vote of Security Holders	30

	Item 5	Other Information	30

	Item 6	Exhibits	30

Signatures			31
Ex-10.1 Form of Restricted Stock Agreement (non-employee directors)
Ex-10.2 Form of Restricted Stock Agreement (executive officers)
Ex-10.3 Change of Control/Severance Agreement (Michael E. Woehler)
Ex-10.4 Change of Control/Severance Agreement (Mark A. Goldberg)
Ex-10.5 Amend. No.1 to Change of Control/Severance (James F. Winschel, Jr.)
Ex-10.6 Amend. No.1 to Change of Control/Severance (Mark A. Goldberg)
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	June 30,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$85,208	$84,622
Marketable securities	26,750	4,000
Billed and unbilled accounts receivable, net	207,982	217,887
Prepaid expenses	9,665	12,086
Deferred tax assets	18,799	18,811
Income tax receivable	—	3,605
Other current assets	6,017	3,580

Total current assets	354,421	344,591

Property and equipment, net	71,955	71,865
Goodwill	47,625	42,815
Other intangible assets, net	8,153	9,228
Non-current deferred tax assets	2,109	2,137
Other assets	4,954	5,100

Total assets	$489,217	$475,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$511	$507
Accounts payable	9,656	14,424
Deferred revenue	138,052	132,241
Accrued expenses	16,477	13,858
Accrued restructuring charges	8,006	13,231
Accrued employee benefits and withholdings	36,022	28,747
Deferred tax liabilities	16,911	16,928
Income tax payable	3,740	—
Other current liabilities	4,827	4,354

Total current liabilities	234,202	224,290

Long-term debt, net of current portion	1,113	1,115
Non-current deferred tax liabilities	17,794	17,853
Long-term accrued restructuring charges	13,764	17,773
Other liabilities	5,056	5,188

Total liabilities	271,929	266,219

Minority interest in subsidiary	3,186	3,946
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
Common stock—$.01 par value; shares authorized: 50,000,000; shares issued and outstanding: 26,443,499 at December 31, 2005 and 26,153,334 at June 30, 2005	280	275
Additional paid-in capital	167,598	163,921
Retained earnings	50,092	41,731
Accumulated other comprehensive loss	(3,868)	(356)

Total stockholders’ equity	214,102	205,571

Total liabilities and stockholders’ equity	$489,217	$475,736

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Service revenue	$149,762	$135,759	$288,142	$266,181
Reimbursement revenue	33,749	33,821	64,937	60,996

Total revenue	183,511	169,580	353,079	327,177

Costs and expenses:
Direct costs	98,536	88,848	192,159	172,537
Reimbursable out-of-pocket expenses	33,749	33,821	64,937	60,996
Selling, general and administrative	34,255	32,619	68,306	64,461
Depreciation and amortization	6,393	6,781	12,763	13,191
Restructuring benefit	—	—	(679)	—

Total costs and expenses	172,933	162,069	337,486	311,185

Income from operations	10,578	7,511	15,593	15,992

Other income	641	1,789	1,678	2,442

Income before provision for income taxes and minority interest (benefit) expense	11,219	9,300	17,271	18,434

Provision for income taxes	6,299	3,199	9,377	6,734
Minority interest (benefit) expense	(123)	35	(467)	(22)

Net income	$5,043	$6,066	$8,361	$11,722

Earnings per share:
Basic	$0.19	$0.23	$0.32	$0.45
Diluted	$0.19	$0.23	$0.31	$0.44

Weighted average shares:
Basic	26,441	26,059	26,401	26,034
Diluted	26,788	26,606	26,651	26,581
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended
	December 31,
	2005	2004
Cash flow from operating activities:
Net income	$8,361	$11,722
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense (benefit) in net income of consolidated subsidiary	(467)	(22)
Depreciation and amortization	12,763	13,191
Stock-based compensation	1,469	—
Changes in operating assets/liabilities	20,810	(6,100)

Net cash provided by operating activities	42,936	18,791

Cash flow from investing activities:
Purchases of marketable securities	(32,325)	(22,936)
Proceeds from sale of marketable securities	9,575	15,984
Acquisition of business	(6,505)	(1,460)
Purchases of property and equipment	(13,131)	(13,999)
Proceeds from sale of assets	41	293

Net cash used in investing activities	(42,345)	(22,118)

Cash flow from financing activities:
Proceeds from issuance of common stock	6,213	3,501
Payments to repurchase common stock	(4,000)	(3,767)
Repayments under lines of credit and long-term debt	2	(463)

Net cash provided (used) by financing activities	2,215	(729)

Effect of exchange rate changes on cash and cash equivalents	(2,220)	10,162

Net increase in cash and cash equivalents	586	6,106
Cash and cash equivalents at beginning of period	84,622	60,686

Cash and cash equivalents at end of period	$85,208	$66,792

Supplemental disclosures of cash flow information

Net cash paid during the year for:
Interest	$3,522	$2,038
Income taxes	$1,396	$1,808

Acquisitions, net of cash acquired:
Fair value of assets acquired and goodwill	$7,300	$2,910
Liabilities assumed	(795)	(1,450)

Cash paid for acquisition	$6,505	$1,460

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005, are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Certain fiscal year 2005 amounts have been reclassified to conform to the fiscal year 2006 presentation. Specifically, an accounting reclassification in the amount of $2.2 million for the three months ended December 31, 2004 and $3.2 million for the six months ended December 31, 2004 have been made from Service Revenue to Other Income to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain contracts denominated in a currency other than the prime contract holder’s functional currency. The change had no impact to expenses, net income, or earnings per share, but did impact gross margin and operating income. See Note 2 to the Consolidated Financial Statements of the 2005 Form 10-K for additional information.
Additionally, certain small components of the PCMS business have been moved to the CRS business segment. This change had no impact to consolidated total revenue, expenses, operating income, net income, or balance sheet information, but did impact revenue and gross margin in PCMS and CRS.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. All restricted stock and outstanding options to purchase approximately 0.9 million and 0.6 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2005 and 2004, respectively. All restricted stock and outstanding options to purchase approximately 1.7 million and 0.6 million shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2005 and 2004, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2005	2004	2005	2004
Net income attributable to common shares	$5,043	$6,066	$8,361	$11,722

Basic Earnings Per Common Share Computation:

Weighted average common shares outstanding	26,441	26,059	26,401	26,034

Basic earnings per common share	$0.19	$0.23	$0.32	$0.45

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2005	2004	2005	2004
Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:
Shares attributable to common stock outstanding	26,441	26,059	26,401	26,034
Shares attributable to common stock options	347	547	250	547

	26,788	26,606	26,651	26,581

Diluted earnings per common share	$0.19	$0.23	$0.31	$0.44

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months and six months ended December 31, 2005 and 2004 were as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands)	2005	2004	2005	2004
Net income	$5,043	$6,066	$8,361	$11,722
Add: Foreign currency translation adjustments	(2,561)	11,688	(3,739)	12,906
Unrealized revaluation gains	81	603	227	647

Comprehensive income	$2,563	$18,357	$4,849	$25,275

NOTE 4 – ACQUISITIONS
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (Qdot”), a leading Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $2.7 million. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008. In connection with this transaction, the Company recorded approximately $2.0 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Purchase accounting has not been finalized as of December 31, 2005. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.
On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options are entitled to receive upon exercise of such options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
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
NOTE 5 – STOCK INCENTIVE PLAN
In September 2005, the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to an aggregate of 1,000,000 shares of common stock to employees, officers, directors, consultants, and advisors. The granting of Awards under the Plan is discretionary and the individuals who may become participants and receive Awards under the Plan, and the number of shares they may acquire, are not determinable.
On December 16th, 2005, the Compensation Committee of the Board of Directors voted to grant 150,000 shares of restricted stock to the members of the Board of Directors and 317,000 shares of restricted stock to the Executive Officers of the Company.
NOTE 6 – STOCK-BASED COMPENSATION
Prior to July 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as described by FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months and six months ended December 31, 2005 includes compensation expense for all stock-based payments granted during the six months ended December 31, 2005 and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the three months ended December 31, 2005, the amount of compensation expense recognized was $0.9 million, of which, $0.3 million was recorded in direct costs and $0.6 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. For the six months ended December 31, 2005, the amount of compensation expense recognized was $1.5 million, of which, $0.5 million was recorded in direct costs and $1.0 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. The adoption of SFAS No. 123(R) had no effect on cash flow for the six months ended December 31, 2005.
The net impact of adopting the new accounting guidance for the three months and six months ended December 31, 2005 was as follows:

	For the three months ended		For the six months ended
	December 31, 2005		December 31, 2005
	Upon Adoption	If SFAS	Upon Adoption	If SFAS
	SFAS No.	No.123(R) had not	SFAS No.	No.123(R) had not
($ in thousands, except per share data)	123(R)	been adopted	123(R)	been adopted

Income from continuing operations before income taxes and minority interest	$11,219	$12,079	$17,271	$18,739
Net income	$5,043	$5,837	$8,361	$9,714
Basic earnings per share	$0.19	$0.22	$0.32	$0.37
Diluted earnings per share	$0.19	$0.22	$0.31	$0.36
No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three months and six months ended December 31 2004, as all of the shares granted have an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if PAREXEL had applied the fair-value recognition provisions required by SFAS No. 123(R) at the beginning of fiscal year 2004:

	For the three months ended	For the six months ended
	December 31	December 31
($ in thousands, except per share data)	2004	2004
Net income, as reported	$6,066	$11,722
Deduct total stock-based compensation, net of tax	(996)	(1,975)

Pro forma net income	$5,070	$9,747

Basic net income per share – as reported	$0.23	$0.45
Basic net income per share – pro forma	$0.19	$0.37
Diluted net income per share – as reported	$0.23	$0.44
Diluted net income per share – pro forma	$0.19	$0.37
Stock Options
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
The following assumptions were used in PAREXEL’s Black-Scholes option-pricing model for awards issued during the respective periods:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	38.3%	37.7%	39.4%	37.3%
Risk-free interest rate	4.36%	3.52%	4.16%	3.45%
Expected terms in years	4.77	5.77	4.77	5.39
The following table summarizes information related to stock option activity for the respective periods:

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2005	2004	2005	2004
Weighted-average fair value of options granted per share	$8.06	$8.39	$7.76	$7.92
Intrinsic value of options exercised	$404	$957	$3,449	$1,738
Cash received from options exercised	$817	$1,118	$5,525	$2,092
Actual tax benefit realized for tax deductions from option exercises	$0	$0	$0	$0

Stock option activities for the six months ended December 31, 2005 were as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Life In Years	(In Thousands)
Outstanding at beginning of quarter	3,093,194	$16.53	—	—
Granted	753,500	$20.15	—	—
Exercised	449,810	$12.28	—	—
Canceled	242,195	$28.41	—	—
Outstanding at end of quarter	3,154,689	$17.11	4.64	$9,895
Exercisable at end of quarter	2,015,507	$16.09	3.28	$8,378
Restricted Stock
On December 16, 2005, PAREXEL awarded restricted shares “Restricted Stock” of Common Stock of 150,000 shares to members of the Board of Directors and 317,000 shares to certain Executive Officers of the Company. Valuation of the Restricted Stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path. The shares granted to the Board of Directors contained a market-based performance condition and the shares granted to Executive Officers contained both a service condition and a market-based performance condition. Based on the valuation, the probability of vesting is 57.1% for both the Board of Directors and the Executive Officers shares. The derived vesting period is 0.944 years for the Board of Directors shares and 3.044 years for the Executive Officer shares. The weighted-average grant-date fair value in the three month ended December 31, 2005 was $12.62 per share.
Restricted stock activity under the Plan during the three months ended December 31, 2005 was as follows:

Weighted-
Average
Grant-Date
	Shares	Fair Value
Outstanding at beginning of quarter	—	—
Granted	467,000	$12.62
Exercised	—	—
Canceled	—	—
Outstanding at end of quarter	467,000	$12.62
Exercisable at end of quarter	—	—
NOTE 7 – SEGMENT INFORMATION
The Company is managed through three business segments, namely, Clinical Research Services (“CRS”), PAREXEL Consulting and Marketing Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise in such disciplines as regulatory affairs, industry training, publishing, product development, management consulting, registration, commercialization issues, market development, targeted communications services in support of product launch, as well as health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trials management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.
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

	For the three months ended		For the six months ended
	December 31		December 31
($ in thousands)	2005	2004	2005	2004
Service revenue:
Clinical Research Services	$108,866	$94,284	$208,214	$183,862
PAREXEL Consulting and Marketing Services	27,196	30,758	53,941	62,373
Perceptive Informatics, Inc.	13,700	10,717	25,987	19,946

	$149,762	$135,759	$288,142	$266,181

Gross profit on service revenue:
Clinical Research Services	$38,411	$33,071	$70,637	$64,610
PAREXEL Consulting and Marketing Services	7,253	9,018	15,232	20,069
Perceptive Informatics, Inc.	5,562	4,822	10,114	8,965

	$51,226	$46,911	$95,983	$93,644

NOTE 8 – RESTRUCTURING CHARGES
During the three months ended December 31, 2005, the Company recorded a $0.5 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was offset by $0.5 million in severance-related restructuring expense incurred in CRS and PCMS during the three months ended December 31, 2005 in association with the fourth quarter 2005 restructuring plan.
Current activity charged against the restructuring accrual in the quarter ended December 31, 2005 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

	Balance as of			Balance as of
	September 30,	Provision/		December 31,
($ in thousands)	2005	Adjustments	Payments/FX	2005
Employee severance costs	$2,279	$472	$(1,055)	$1,696
Facilities-related charges	22,987	(472)	(2,441)	20,074

	$25,266	$0	$(3,496)	$21,770

NOTE 9 – STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through December 31, 2005, the Company had acquired 470,689 shares at a total cost of $10.0 million under this program. See Part II, Item 2 of this quarterly report on Form 10-Q for further detail. During the period from January 1, 2006 to February 2, 2006, the Company acquired an additional 81,688 shares at a total cost of $2.0 million, leaving a remaining balance on the authorization of $8.0 million.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial information discussed below is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company’s strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, “targets”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and the Risk Factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this quarterly report.
OVERVIEW
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and medical consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary application, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services represent key competitive strengths.
The Company is managed through three business segments, namely, CRS, PCMS and Perceptive.
•	CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•	PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•	Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of services that include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

The Company conducts a significant portion of its operations in foreign countries. Approximately 64.4% of the Company’s consolidated service revenue for the six months ended December 31, 2005 and 61.5% of the Company’s consolidated service revenue for the six months ended December 31, 2004, were from non-U.S. operations. Over recent quarters, the Company has noticed a growing trend toward winning new business awards in the United States (“U.S.”) for projects to be completed outside of the U.S.
Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2005, approximately 17.8% of total consolidated service revenue was denominated in British pounds and approximately 36.9% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2004, approximately 20.3% of total consolidated service revenue was denominated in British pounds and approximately 32.7% of total consolidated service revenue was denominated in Euros.
Approximately 85.0% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
Generally, the Company’s clients can terminate their contracts with the Company upon 30 to 60 days’ notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, the Company evaluates its estimates and judgments. The Company bases its estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The Company regards an accounting estimate underlying its financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to level of subjectivity and judgment involved or the susceptibility of such matter to change and if the impact of the estimate or assumption on financial condition or operating performance is material. The Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results:
REVENUE RECOGNITION
Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit based output method. This method requires the Company to estimate total expected units, as well as the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual cost incurred that were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company’s consolidated results of operations and financial position.

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE
Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains an allowance for doubtful accounts based on historical collectability and specific identification of potential problem accounts. In the event the Company is unable to collect portions of its outstanding billed or unbilled receivables, there may be a material impact to the Company’s consolidated results of operations and financial position.
INCOME TAXES
The Company’s global provision for corporate income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdictions. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company’s effective tax rate.
Interim tax provision calculations are prepared during the year. Differences between these interim estimates and the final results for the year could materially impact the Company’s effective tax rate and its consolidated results of operations and financial position. The Company is required under Financial Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” to exclude from its quarterly worldwide effective income tax rate calculation losses in jurisdictions where no tax benefit can be recognized. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is based on judgment. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2005 and 2004. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2005 and 2004. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.
RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2005 and 2004 were as follows:

	For the three months ended December 31,				For the six months ended December 31,
			Increase				Increase
($ in thousands)	2005	2004	(Decrease)%		2005	2004	(Decrease)%
Service revenue:
CRS	$108,866	$94,284	$14,582	15.5%	$208,214	$183,862	$24,352	13.2%
PCMS	27,196	30,758	(3,562)	-11.6%	53,941	62,373	(8,432)	-13.5%
Perceptive	13,700	10,717	2,983	27.8%	25,987	19,946	6,041	30.3%

	$149,762	$135,759	$14,003	10.3%	$288,142	$266,181	$21,961	8.3%

Direct costs:
CRS	$70,455	$61,213	$9,242	15.1%	$137,577	$119,252	$18,325	15.4%
PCMS	19,943	21,740	(1,797)	-8.3%	38,709	42,304	(3,595)	-8.5%
Perceptive	8,138	5,895	2,243	38.0%	15,873	10,981	4,892	44.5%

	$98,536	$88,848	$9,688	10.9%	$192,159	$172,537	$19,622	11.4%

Gross profit on service revenue:
CRS	$38,411	$33,071	$5,340	16.1%	$70,637	$64,610	$6,027	9.3%
PCMS	7,253	9,018	(1,765)	-19.6%	15,232	20,069	(4,837)	-24.1%
Perceptive	5,562	4,822	740	15.3%	10,114	8,965	1,149	12.8%

	$51,226	$46,911	$4,315	9.2%	$95,983	$93,644	$2,339	2.5%

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004:
Service revenue increased $14.0 million, or 10.3%, to $149.8 million for the three months ended December 31, 2005 from $135.8 million for the three months ended December 31, 2004. On a geographic basis, service revenue for the three months ended December 31, 2005 was distributed as follows: United States — $52.3 million (35.0%), Europe — $88.9 million (59.3%), and Asia & Other – $8.6 million (5.7%). For the three months ended December 31, 2004, service revenue was distributed as follows: United States — $51.4 million (37.9%), Europe — $77.8 million (57.3%), and Asia & Other - $6.6 million (4.8%). The year-over-year shift of revenue from the U.S. to areas outside of the U.S. was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.
On a segment basis, CRS service revenue increased by $14.6 million, or 15.5%, to $108.9 million in the three months ended December 31, 2005 from $94.3 million in the three months ended December 31, 2004. Of the total $14.6 million increase, $9.8 million was attributed to business growth in the Phases II-III clinical trials, approximately $3.2 million was due to lower levels of cancellations, and higher than-anticipated changes in scope finalized during the quarter, and $0.7 million was attributed to the Qdot acquisition which was completed in July 2005. PCMS service revenue decreased by $3.6 million, or 11.6%, to $27.2 million in the three months ended December 31, 2005 from $30.8 million in the three months ended December 31, 2004. The year-over-year decrease was caused by a variety of factors including cancellations and delays, a decline in work being performed for one major client within the medical marketing services business and a lower level of business activity in consulting services caused in part by exiting low margin portions of the business. Of the total $3.6 million decrease, $2.0 million was attributed to the medical marketing business and $1.6 million was attributed to the consulting business. Perceptive service revenue increased by $3.0 million, or 27.8%, to $13.7 million for the three months ended December 31, 2005 from $10.7 million in the three months ended December 31, 2004. The year-over-year increase was attributed to strong performance across all operating units of Perceptive.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $9.7 million, or 10.9%, to $98.5 million for the three months ended December 31, 2005 from $88.8 million in the three months ended December 31, 2004. On a segment basis, CRS direct costs increased by $9.2 million, or 15.1%, to $70.4 million for the three months ended December 31, 2005 from $61.2 million in the three months ended December 31, 2004. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business, including increased hiring, training, and incentive costs. As a percentage of service revenue, CRS direct costs remained relatively flat at 64.7% for the three months ended December 31, 2005 and 64.9% for the three months ended December 31, 2004. PCMS direct costs decreased by $1.8 million, or 8.3%, to $19.9 million in the three months ended December 31, 2005 from $21.7 million in the three months ended December 31, 2004. The year-over-year decrease in PCMS direct costs was primarily due to lower labor costs associated with a lower volume of business. As a percentage of service revenue, PCMS direct costs increased by 2.6 points to 73.3% for the three months ended December 31, 2005 from 70.7% for the three months ended December 31, 2004 due to lower revenue, a less favorable revenue mix, and the recording of $0.2 million in loss reserves for aged receivables. Perceptive direct costs increased $2.2 million, or 38.0%, to $8.1 million in the three months ended December 31, 2005 from $5.9 million in the three months ended December 31, 2004. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs increased by 4.4 points to 59.4% in the three months ended December 31, 2005 from 55.0% in the three months ended December 31, 2004 primarily caused by inefficiencies in the medical imaging portion of the business, which are currently being addressed by making further investments in underlying technologies and improved utilization of resources.
Selling, general and administrative (“SG&A”) expenses increased by $1.6 million, or 5.0%, to $34.3 million in the three-month period ended December 31, 2005 from $32.6 million in the three months ended December 31, 2004. The year-over-year increase was attributable to expense incurred to support higher volume of business (especially outside of the U.S.), $0.5 million in higher research and development costs in Perceptive, $0.6 million in stock-based compensation related to the implementation of FAS 123(R), and higher professional fees, partly offset by the benefit of past restructuring activity. As a percentage of service revenue, SG&A decreased 1.1 points to 22.9% in the three months ended December 31, 2005 from 24.0% in the three months ended December 31, 2004.
Depreciation and amortization (“D&A”) expense decreased $0.4 million, or 5.7%, to $6.4 million for the three months ended December 31, 2005 from $6.8 million in the three months ended December 31, 2004. As a percentage of service revenue, D&A decreased by 0.7 points to 4.3% in the three months ended December 31, 2005 from 5.0% in the three months ended December 31, 2004.
During the three months ended December 31, 2005, the Company recorded a $0.5 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was offset by $0.5 million in additional severance-related restructuring expenses incurred during the three months ended December 31, 2005 in association with the fourth quarter fiscal 2005 restructuring plan. There were no restructuring charges recorded during the three months ended December 31, 2004.
Other income decreased by $1.1 million, or 64.2% to $0.7 million in the three months ended December 31, 2005 from $1.8 million in the three months ended December 31, 2004. The change was due primarily to lower foreign exchange gains, partly offset by higher interest income.
The Company had an effective income tax rate of 56.1% for the three months ended December 31, 2005 and 34.4% for the three months ended December 31, 2004. The unfavorable movement in the tax rate was primarily attributable to the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and was directly related to the quarterly profile of the Company’s projected losses in jurisdictions (mainly in the U.S.) where no tax benefit could be recognized. The Company is working on various initiatives to restore profitability in the U.S. Based upon current projections, management expects the full-year tax rate for fiscal year 2006 to be approximately 44.0%.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2004:
Service revenue increased $21.9 million, or 8.3%, to $288.1 million for the six months ended December 31, 2005 from $266.2 million for the six months ended December 31, 2004. On a geographic basis, service revenue for the six months ended December 31, 2005 was distributed as follows: United States — $102.6 million (35.6%), Europe — $169.6 million (58.9%), and Asia & Other – $15.9 million (5.5%). For the six months ended December 31, 2004, service revenue was distributed as follows: United States — $102.5 million (38.5%), Europe — $150.1 million (56.4%), and Asia & Other - $13.6 million (5.1%). The year-over-year shift of revenue from the U.S. to areas outside of the U.S. was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.
On a segment basis, CRS service revenue increased by $24.3 million, or 13.2%, to $208.2 million in the six months ended December 31, 2005 from $183.9 million in the six months ended December 31, 2004. Of the total $24.3 million increase, $19.3 million was attributed to business growth in activities related to Phases II-III clinical trials, $1.8 million was attributed to incremental revenue from the Qdot acquisition completed in July 2005, with the remaining $3.2 million primarily due to a lower level of cancellations and higher-than-anticipated changes in scope finalized during the period. PCMS service revenue decreased by $8.4 million, or 13.5%, to $53.9 million in the six months ended December 31, 2005 from $62.4 million in the six months ended December 31, 2004. The year-over-year decrease was caused by a variety of factors including cancellations and delays, a decline in work being performed for one major client within the medical marketing services business and a lower level of business activity in consulting services caused in part by exiting low margin portions of the business. Of the total $8.4 million decrease, $3.9 was attributed to the medical marketing business and $4.5 million was attributed to the consulting business. Perceptive service revenue increased by $6.0 million, or 30.3%, to $26.0 million for the six months ended December 31, 2005 from $20.0 million in the six months ended December 31, 2004 driven by gains in all operating units.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $19.6 million, or 11.4%, to $192.1 million for the six months ended December 31, 2005 from $172.5 million in the six months ended December 31, 2004. On a segment basis, CRS direct costs increased by $18.3 million, or 15.4%, to $137.6 million for the six months ended December 31, 2005 from $119.3 million in the six months ended December 31, 2004. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business. As a percentage of service revenue, CRS direct costs increased by 1.2 points to 66.1% for the six months ended December 31, 2005 from 64.9% for the six months ended December 31, 2004 driven, in part, by increased hiring and training costs (mainly in the U.S.), an unfavorable mix between U.S. and non-U.S. operations, and higher incentive costs. PCMS direct costs decreased by $3.6 million, or 8.5%, to $38.7 million in the six months ended December 31, 2005 from $42.3 million in the six months ended December 31, 2004. The year-over-year decrease in PCMS direct costs was primarily due to lower labor costs associated with a lower volume of business. As a percentage of service revenue, PCMS direct costs increased by 4.0 points to 71.8% for the six months ended December 31, 2005 from 67.8% for the six months ended December 31, 2004 due to lower revenue and a less favorable revenue mix. Perceptive direct costs increased by $4.9 million, or 44.5%, to $15.9 million in the six months ended December 31, 2005 from $11.0 million in the six months ended December 31, 2004. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth and $0.5 million of non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive. As a percentage of service revenue, Perceptive’s direct costs increased by 6.0 points to 61.1% in the six months ended December 31, 2005 from 55.1% in the six months ended December 31, 2004 primarily due to inefficiencies in the medical imaging portion of the business, which are currently being addressed by making further investments in underlying technologies and improving utilization of resources and the need to record compensation expense in conjunction with the buyback of the minority interest in Perceptive.
SG&A expenses increased by $3.8 million, or 6.0%, to $68.3 million in the six months ended December 31, 2005 from $64.5 million in the six months ended December 31, 2004. The $3.8 million increase was driven by $1.1 million related to non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive, $1.0 million for stock-based compensation expense related to the implementation of FAS 123(R), $0.4 million of incremental expense associated with the Qdot acquisition completed in July 2005, and $1.3 million for higher research and development costs and professional fees, partly offset by the benefits of the June 2005 restructuring charge.

D&A expense decreased by $0.4 million, or 3.2%, to $12.8 million in the six months ended December 31, 2005 from $13.2 million in the six months ended December 31, 2004, as a result of impaired assets written off in June 2005 in conjunction with various abandoned assets. As a percentage of service revenue, D&A decreased by 0.6 points to 4.4% in the six months ended December 31, 2005 from 5.0% in the six months ended December 31, 2004.
During the six months ended December 31, 2005, the Company recorded a $1.7 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was offset by $1.0 million in severance-related restructuring expenses incurred during the six months ended December 31, 2005 in association with the fourth quarter fiscal 2005 restructuring plan.
Other income decreased by $0.7 million, or 31.3% to $1.7 million in the six months ended December 31, 2005 from $2.4 million in the six months ended December 31, 2004. The change was due primarily to lower foreign exchange gains.
The Company had an effective income tax rate of 54.3% for the six months ended December 31, 2005 and 36.5% for the six months ended December 31, 2004. The unfavorable movement in the tax rate was primarily attributable to the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and was directly related to the quarterly profile of the Company’s projected losses in jurisdictions (mainly in the U.S.) where no tax benefit could be recognized. Based upon current projections, management expects the full-year tax rate for fiscal year 2006 to be approximately 44.0%.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 31 days at December 31, 2005, 39 days at June 30, 2005, and 38 days at December 31, 2004. Accounts receivable, net of the allowance for doubtful accounts was $208.0 million ($117.6 million in billed accounts receivable and $90.4 million in unbilled accounts receivable) at December 31, 2005 and $217.9 million ($123.8 million in billed accounts receivable and $94.1 million in unbilled accounts receivable) at June 30, 2005. Deferred revenue was $138.1 million at December 31, 2005 and $132.2 million at June 30, 2005. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for the six months ended December 31, 2005 totaled $42.9 million and was generated from a $16.9 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $12.8 million related to non-cash charges for depreciation and amortization expense, $8.4 million of net income, a $7.4 million increase in other liabilities, $1.5 million related to a non-cash charge for stock-based compensation, and a $1.3 million decrease in other assets, offset by a $4.9 million decrease in accounts payable and $0.5 million in minority interest benefits. Net cash provided by operating activities for the six months ended December 31, 2004 totaled $18.8 million and was generated from $13.2 million related to non-cash charges for depreciation and amortization expense and $11.7 million of net income, offset by a $2.4 million decrease in current liabilities and a $3.7 million increase in current assets.
Net cash used in investing activities for the six months ended December 31, 2005 totaled $42.3 million and consisted of $22.7 million used in the net purchase of marketable securities, $13.1 million used for capital expenditures (primarily analytical equipment and computer software and hardware), and $6.5 million used for the combined acquisition-related payments for Qdot, the equity interests of minority stockholders in Perceptive, and an earn-out payment related to the IMC acquisition. Net cash used in investing activities for the six months ended December 31, 2004 totaled $22.1 million and consisted of $14.0 million used for capital expenditures (primarily computer hardware and software), $6.9 million used in the net purchase of marketable securities and $1.5 million used in the acquisition of a business, offset by $0.3 million of proceeds from sale of fixed assets.

Net cash provided by financing activities for the six months ended December 31, 2005 totaled $2.2 million, and was generated from $6.2 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $4.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program. Net cash used in financing activities for the six months ended December 31, 2004 totaled $0.7 million, and was generated from $3.8 million used to repurchase the Company’s common stock pursuant to its stock repurchase program and $0.4 million for repayments under long-term debt, offset by $3.5 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans.
LINES OF CREDIT
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2005, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2005, the Company had approximately $1.8 million available under these arrangements.
The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are included in “other income (expense), net” in the Company’s condensed consolidated statements of operations.
FINANCING NEEDS
The Company’s primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company’s principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, the Company’s revenue and cash flow would be adversely affected (see “Risk Factors” for further detail). Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.
In the future, the Company expects to acquire businesses to enhance its service and product offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. The Company may be unable to secure such financing on terms acceptable to the Company.
The Company expects capital expenditures to total approximately $31.0 million in fiscal year 2006. As of December 31, 2005, the Company had spent $13.1 million and expects to spend an additional $17.9 million primarily for computer software and hardware during the remainder of the fiscal year.
CONTINGENT LIABILITIES AND GUARANTEES
In connection with its acquisition of IMC during fiscal year 2005, the Company agreed to pay up to a maximum of $3.2 million in contingent purchase price payments if IMC achieves certain established financial targets through September 30, 2007. During the three months ended December 31, 2005, the Company paid $0.6 in earn-out payments under the terms of the IMC acquisition.

In connection with the Qdot acquisition as discussed in Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008.
The Company has letter-of-credit agreements with banks totaling approximately $4.3 million guaranteeing performance under various operating leases and vendor agreements.
The Company’s contractual obligations have not changed since the filing of the fiscal year 2005 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company’s investors.
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.4% of its service revenue for the six-month period ended December 31, 2005 and 61.5% of its service revenue for the six months ended December 31, 2004 from operations outside of the United States. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
Occasionally, the Company enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the six-month periods ended December 31, 2005 and 2004, the Company recorded foreign-exchange gains of $0.5 million and $1.4 million, respectively.
INFLATION
The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.
RISK FACTORS
In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. These risk factors could cause actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that the Company may make from time to time. If any of the following risks occur, the Company’s business, financial condition, or results of operations would likely suffer.
LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT THE COMPANY’S FINANCIAL PERFORMANCE
The Company’s clients generally can terminate their contracts with the Company upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect the Company’s operating results, possibly materially. The Company has in the past experienced contract cancellations, which have adversely affected its operating results, including a major Phase III cancellation during the first quarter of fiscal year 2005.

Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:
•	merger or potential merger related activities;

•	failure of products being tested to satisfy safety requirements;

•	failure of products being tested to prove effective;

•	products having unexpected or undesired clinical results;

•	client decisions to forego a particular study, perhaps for economic reasons;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment;

•	production problems which cause shortages of the product;

•	product withdrawal following market launch; and

•	manufacturing facility shut down.
In addition, the Company believes that companies regulated by the Food and Drug Administration (“FDA”) may proceed with fewer clinical trials or conduct them without the assistance of bio/pharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with bio/pharmaceutical services companies such as the Company.
THE COMPANY FACES INTENSE COMPETITION IN MANY AREAS OF ITS BUSINESS; IF THE COMPANY DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED
The bio/pharmaceutical services industry is highly competitive and the Company faces numerous competitors in many areas of its business. If the Company fails to compete effectively it may lose clients, which would cause its business to suffer.
CRS primarily competes against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which the Company competes include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, PAREXEL’s PCMS business also competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than the Company. In addition, those of the Company’s competitors that are smaller specialized companies may compete effectively against the Company because of their concentrated size and focus.
THE FIXED RATE NATURE OF THE COMPANY’S CONTRACTS COULD HURT ITS OPERATING RESULTS
Approximately 85.0% of the Company’s contracts are fixed rate. If the Company fails to adequately price its contracts or if the Company experiences significant cost overruns, its gross margins on the contract would be reduced and the Company could lose money on contracts. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. The Company might experience similar situations in the future.
IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR THE COMPANY’S SERVICES COULD DECREASE
Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of the Company’s business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for the Company’s services. If companies regulated by the FDA or similar foreign regulatory authorities needed fewer of the Company’s services, the Company would have fewer business opportunities and its revenues would decrease, possibly materially.

In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund the hiring of additional reviewer hires and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for good clinical practice (“GCP”) and by making the clinical trial application and approval process more uniform across member states starting in May 2004. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998. The United States, Europe and Japan have also collaborated in the 15-year-long International Conference on Harmonisation (“ICH”), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that eliminates the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for the Company’s services.
Parts of PAREXEL’s PCMS business advises clients on how to satisfy regulatory standards for manufacturing processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for the PCMS business in this area. As a result of lower level of FDA enforcement activities over the last two years, PCMS experienced a decline in the group’s good manufacturing practice (“GMP”) consulting business, which adversely affected the business unit.
IF THE COMPANY FAILS TO COMPLY WITH EXISTING REGULATIONS, ITS REPUTATION AND OPERATING RESULTS WOULD BE HARMED
The Company’s business is subject to numerous governmental regulations, primarily relating to pharmaceutical product development and the conduct of clinical trials. If the Company fails to comply with these governmental regulations, it could result in the termination of the Company’s ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. The Company also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm the Company’s reputation, its prospects for future work and its operating results. In addition, the Company may have to repeat research or redo trials. The Company may be contractually required to take such action at no further cost to the customer, but at substantial cost to the Company.
THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED CARE ORGANIZATIONS
Numerous governments, including the U.S. government and governments outside of the United States have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, pharmaceutical, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.
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
In addition to health care reform proposals, the expansion of managed care organizations in the healthcare market may result in reduced spending on research and development. Managed care organizations’ efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.

NEW AND PROPOSED LAWS AND REGULATIONS REGARDING CONFIDENTIALITY OF PATIENT INFORMATION COULD RESULT IN INCREASED RISKS OF LIABILITY OR INCREASED COSTS TO THE COMPANY, OR COULD LIMIT THE COMPANY’S SERVICE OFFERINGS
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
IF THE COMPANY DOES NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, ITS PRODUCTS AND SERVICES MAY BECOME LESS COMPETITIVE OR OBSOLETE, ESPECIALLY IN THE COMPANY’S PERCEPTIVE INFORMATICS BUSINESS
The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. The Company’s competitors or others might develop technologies, products or services that are more effective or commercially attractive than the Company’s current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and the Company cannot make enhancements to its technologies, products and services necessary to remain competitive, its competitive position will be harmed. If the Company is unable to compete successfully, it may lose customers or be unable to attract new customers, which could lead to a decrease in revenue.
BECAUSE THE COMPANY DEPENDS ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF ITS BUSINESS, THE LOSS OF BUSINESS FROM A SIGNIFICANT CLIENT COULD HARM ITS BUSINESS, REVENUE, AND FINANCIAL CONDITION
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in the Company’s revenue and adversely affect its business and financial condition, possibly materially. In the fiscal year ended June 30, 2005, the Company’s five largest clients accounted for 25% of its consolidated service revenue, although no single client accounted for 10% or more of consolidated service revenue. In the fiscal year ended June 30, 2004, the Company’s five largest clients accounted for 30% of its consolidated service revenue, although no single client accounted for 10% or more of consolidated service revenue. The Company expects that a small number of clients will continue to represent a significant part of its revenue. The Company’s contracts with these clients generally can be terminated on short notice. The Company has in the past experienced contract cancellations with significant clients.
IF THE COMPANY’S PERCEPTIVE INFORMATICS BUSINESS IS UNABLE TO MAINTAIN CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS, ITS BUSINESS WILL BE HARMED
The Company’s Perceptive Informatics business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. The Perceptive business depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the Perceptive hardware or software malfunctions or access to the Perceptive data by internal research personnel or customers through the Internet is interrupted, the Perceptive business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact Perceptive’s business.
Although Perceptive’s computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Perceptive’s software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support its customers’ needs, it could result in loss of or delay in revenue and market acceptance.

IF THE COMPANY IS UNABLE TO ATTRACT SUITABLE WILLING VOLUNTEERS FOR THE CLINICAL TRIALS OF ITS CLIENTS, ITS CLINICAL RESEARCH SERVICES BUSINESS MAY SUFFER
One of the factors on which the Company’s CRS business competes is the ability to recruit patients for the clinical studies the Company is managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted. Although to date these communities have provided a substantial pool of potential subjects for research studies, there may not be enough patients available with the traits necessary to conduct the studies. For example, if the Company manages a study for a treatment of a particular type of cancer, its ability to conduct the study may be limited by the number of patients that it can recruit that have that form of cancer. If multiple organizations are conducting similar studies and competing for patients, it could also make the Company’s recruitment efforts more difficult. If the Company were unable to attract suitable and willing volunteers on a consistent basis, it would have an adverse effect on the trials being managed by its CRS business, which could have a material adverse effect on its CRS business.
IF THE COMPANY’S HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEFT, ITS BUSINESS WOULD BE HARMED
The Company relies on the expertise of its Chairman and Chief Executive Officer, Josef H. von Rickenbach. If Mr. von Rickenbach left, it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of the Company’s products and services and the bio/pharmaceutical services industry. The Company is a party to an employment agreement with Mr. von Rickenbach, which may be terminated by the Company or Mr. von Rickenbach upon notice to the other party.
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
THE COMPANY MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH CLAIMS
The Company’s CRS business primarily involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the drug or device by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death.
In order to mitigate the risk of liability, the Company seeks to include indemnity provisions in its CRS contracts with clients and with investigators. However, the Company is not able to include indemnity provisions in all of its contracts. The indemnity provisions the Company includes in these contracts would not cover its exposure if:
•	the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

•	a client failed to indemnify the Company in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.
The Company also carries insurance to cover its risk of liability. However, the Company’s insurance is subject to deductibles and coverage limits and may not be adequate to cover claims. In addition, liability coverage is expensive. In the future, the Company may not be able to maintain or obtain liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect it against losses due to claims.

THE COMPANY’S BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS OR FINANCIAL POSITION
The Company provides most of its services on a worldwide basis. The Company’s service revenue from non-U.S. operations represented approximately 64.4% of total consolidated service revenue for the six months ended December 31, 2005 and approximately 61.5% of total consolidated service revenue for the six months ended, December 31, 2004. In addition, the Company’s service revenue from operations in the United Kingdom represented approximately 17.8% of total consolidated service revenue for the six months ended December 31, 2005 and approximately 20.3% of total consolidated service revenue for the six months ended December 31, 2004. The Company’s service revenue from operations in Germany represented approximately 19.8% of total consolidated service revenue for the six months ended December 31, 2005 and approximately 18.3% of total consolidated service revenue for the six months ended December 31, 2004. Accordingly, the Company’s business is subject to risks associated with doing business internationally, including:
•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting its ability to repatriate profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to its European operations;

•	changes in foreign currency exchange rates; and

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.
THE COMPANY’S OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF ITS COMMON STOCK
The Company’s quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company’s income (loss) from operations was $7.5 million for the quarter ended December 31, 2004, $7.5 million for the quarter ended March 31, 2005, $(23.7) million for the quarter ended June 30, 2005, $5.0 million for the quarter ended September 30, 2005, and $10.6 million for the quarter ended December 31, 2005. Factors that cause these variations include:
•	the level of new business authorizations in a particular quarter or year;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices;

•	costs and the related financial impact of acquisitions;

•	the timing of internal expansion;

•	the timing and amount of costs associated with integrating acquisitions; and

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

•	the dollar amount of changes in scope finalized during a particular period.
Many of these factors, such as the timing of cancellations of significant projects and exchange rate fluctuations between quarters or years, are beyond the Company’s control.
Approximately 65-70% of the Company’s operating costs are fixed in the short term. In particular, a significant portion of the Company’s operating costs relate to personnel, which are estimated to have accounted for 75-80% of the Company’s total operating costs in fiscal year 2005. As a result, the effect on the Company’s revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause its operating results to vary substantially between reporting periods.
If the Company’s operating results do not match the expectations of securities analysts and investors, the trading price of its common stock will likely decrease.

THE COMPANY’S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 64.4% of the Company’s total consolidated service revenue for the six months ended December 31, 2005 and approximately 61.5% of the Company’s total consolidated service revenue for the six months ended December 31, 2004 were from non-U.S. operations. The Company’s financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate could have and have had a significant effect on the Company’s operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
•	Foreign Currency Translation Risk. The revenue and expenses of the Company’s foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2005, approximately 17.8% of total consolidated service revenue was denominated in British pounds and approximately 36.9% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2004, approximately 20.3% of total consolidated service revenue was denominated in British pounds and approximately 32.7% of total consolidated service revenue was denominated in Euros.

•	Foreign Currency Transaction Risk. The Company’s service contracts may be denominated in a currency other than the functional currency in which it performs the service related to such contracts.
Although the Company tries to limit these risks through exchange rate fluctuation provisions stated in its service contracts, or by hedging transaction risk with foreign currency exchange contracts, it may still experience fluctuations in financial results from its operations outside of the United States, and may not be able to favorably reduce the currency transaction risk associated with its service contracts.
THE COMPANY’S BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND SUCH EXPANSION AND ANY FUTURE EXPANSION COULD STRAIN ITS RESOURCES IF NOT PROPERLY MANAGED
The Company has expanded its business substantially in the past. Future rapid expansion could strain the Company’s operational, human and financial resources. In order to manage expansion, the Company must:
•	continue to improve operating, administrative and information systems;

•	accurately predict future personnel and resource needs to meet client contract commitments;

•	track the progress of ongoing client projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
If the Company does not take these actions and is not able to manage the expanded business, the expanded business may be less successful than anticipated, and the Company may be required to allocate additional resources to the expanded business, which it would have otherwise allocated to another part of its business.
The Company may face additional risks in expanding its foreign operations. Specifically, the Company may find it difficult to:
•	assimilate differences in foreign business practices, exchange rates and regulatory requirements;

•	operate amid political and economic instability;

•	hire and retain qualified personnel; and

•	overcome language, tariff and other barriers.

THE COMPANY MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO ITS ONGOING BUSINESS
The Company has made a number of acquisitions and will continue to review new acquisition opportunities. If the Company is unable to successfully integrate an acquired company, the acquisition could lead to disruptions to the business. The success of an acquisition will depend upon, among other things, the Company’s ability to:
•	assimilate the operations and services or products of the acquired company;

•	integrate acquired personnel;

•	retain and motivate key employees;

•	retain customers; and

•	minimize the diversion of management’s attention from other business concerns.
Acquisitions of foreign companies may also involve additional risks, including assimilating differences in foreign business practices and overcoming language and cultural barriers.
In the event that the operations of an acquired business do not meet the Company’s performance expectations, the Company may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.
THE COMPANY’S CORPORATE GOVERNANCE STRUCTURE, INCLUDING PROVISIONS OF ITS ARTICLES OF ORGANIZATION, BY-LAWS AND ITS SHAREHOLDER RIGHTS PLAN, AND MASSACHUSETTS LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OR MANAGEMENT THAT STOCKHOLDERS MAY CONSIDER DESIRABLE
Provisions of the Company’s articles of organization, by-laws and its shareholder rights plan, as well as provisions of Massachusetts law, may enable the Company’s management to resist acquisition of the Company by a third party, or may discourage a third party from acquiring the Company. These provisions include the following:
•	the Company has divided its board of directors into three classes that serve staggered three-year terms;

•	the Company is subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in the Company’s board of directors may only be filled by a vote of the Company’s board of directors and the number of directors may be fixed only by the Company’s board of directors;

•	the Company is subject to Chapter 110F of the Massachusetts General Laws which limits its ability to engage in business combinations with certain interested stockholders;

•	the Company’s stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

•	the Company’s shareholder rights plan would cause a proposed acquirer of 20% or more of the Company’s outstanding shares of common stock to suffer significant dilution.
These provisions could have the effect of delaying, deferring, or preventing a change in control of the Company or a change in the Company’s management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company’s stock. In addition, the Company’s board of directors may issue preferred stock in the future without stockholder approval. If the Company’s board of directors issues preferred stock, the holders of common stock would be subordinate to the rights of the holders of preferred stock. The Company’s board of directors’ ability to issue the preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of the Company’s stock.
THE COMPANY’S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of the Company’s common stock has fluctuated widely in the past and may continue to do so in the future. On February 6, 2006, the closing sale price of the Company’s common stock on the NASDAQ National Market was $24.67 per share. During the period from January 1, 2004 to December 31, 2005, the price of the Company’s common stock ranged from a high of $24.95 per share to a low of $15.87 per share. Investors in the Company’s common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company’s stock could decline.

The Company’s stock price can be affected by quarter-to-quarter variations in a number of factors including:
•	operating results;

•	earnings estimates by analysts;

•	market conditions in the industry;

•	prospects of health care reform;

•	changes in government regulations;

•	general economic conditions, and

•	the Company’s effective income tax rate.
In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company’s common stock. Since the Company’s common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts’ expectations of earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts’ expectations.
THE COMPANY’S EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
The Company’s quarterly effective income tax rate is influenced by the Company’s projected profitability in the various taxing jurisdictions in which the Company operates. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company’s effective income tax rate, which in turn could have a material adverse effect on the Company’s net income and earnings per share. Factors that affect the effective income tax rate include:
•	the requirement to exclude from its quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

•	actual and projected full year pretax income;

•	changes in tax laws in the various taxing jurisdictions;

•	audits by the taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is established that it is more likely than not that future tax benefits will not be realized.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company’s overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.
FOREIGN CURRENCY EXCHANGE RATES
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional currency. For the six months ended December 31, 2005, approximately 17.8% of total consolidated service revenue was denominated in British pounds and approximately 36.9% of total consolidated service revenue was denominated in Euros. The Company has a derivative policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $22.4 million at December 31, 2005. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.4 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATE
The Company’s exposure to interest rate changes is currently minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $1.1 million as of December 31, 2005 and June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating costs and benefits when implementing possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROLS
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(c)	The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended December 31, 2005.

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs (1)
10/01/05 – 10/31/05	12,433	$21.02	12,433	$11.7 million
11/01/05 – 11/30/05	83,012	$20.95	83,012	$10.0 million
12/01/05 – 12/31/05	—	—	—	$10.0 million

Total	95,445		95,445

(1)	On September 9, 2004, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions, which was announced on September 10, 2004. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On December 15, 2005, the Company held its 2005 Annual Meeting of Stockholders.

(b)	Not applicable.

(c)	At the meeting, the stockholders of the Company voted:
(1)	to elect the following persons to serve as Class I directors, to serve for a three-year term (until the 2008 Annual Meeting). The votes cast were as follows:

	For	Withheld
Patrick J. Fortune	24,897,981	623,675
William U. Parfet	25,065,124	456,532
(2)	to approve the PAREXEL International Corporation 2005 Stock Incentive Plan. The votes were cast as follows:

For	Against	Abstain	Non-Votes
17,746,371	4,805,394	426,565	2,543,326
(3)	to ratify of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006. The votes cast were as follows:

For	Against	Abstain
25,481,343	33,841	6,472
(d)	Not applicable.
ITEM 5. OTHER MATTERS
On February 7, 2006, the Company amended the Change of Control/Severance Agreements that it has in place with each of: James F. Winschel, Jr., Senior Vice President and Chief Financial Officer; and Mark A. Goldberg, President of Clinical Research Services and Perceptive Informatics. These amendments provide for the accelerated vesting of outstanding awards issued under any of the Company’s stock incentive plans in the event the executive’s employment with the Company is terminated under certain circumstances in connection with a change of control of the Company. These amendments are filed with this report as Exhibits 10.5 and 10.6, respectively, and each is incorporated herein by reference.
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

PAREXEL International Corporation

Date: February 9, 2006	By: /s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 9, 2006	By: /s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan

10.3	Change of Control/Severance Agreement, dated as of December 16, 2005, by and between the Company and Michael E. Woehler

10.4	Change of Control/Severance Agreement, dated as of December 16, 2005, by and between the Company and Mark A. Goldberg

10.5	Amendment No. 1 to Change of Control/Severance Agreement, dated as of February 7, 2006, by and between the Company and James F. Winschel, Jr.

10.6	Amendment No. 1 to Change of Control/Severance Agreement, dated as of February 7, 2006, by and between the Company and Mark A. Goldberg

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002