Form 10-Q
period 2006-03-31
PAREXEL INTERNATIONAL CORP
filed 2006-05-09
CIK 799729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2006, there were 27,157,335 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2006	June 30,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$73,833	$84,622
Marketable securities	25,450	4,000
Billed and unbilled accounts receivable, net	232,705	217,887
Prepaid expenses	10,880	12,086
Deferred tax assets	18,773	18,811
Income tax receivable	—	3,605
Other current assets	6,797	3,580

Total current assets	368,438	344,591

Property and equipment, net	74,687	71,865
Goodwill	48,382	42,815
Other intangible assets, net	7,891	9,228
Non-current deferred tax assets	2,110	2,137
Other assets	4,949	5,100

Total assets	$506,457	$475,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$541	$507
Accounts payable	12,587	14,424
Deferred revenue	134,099	132,241
Accrued expenses	17,251	13,858
Accrued restructuring charges	7,301	13,231
Accrued employee benefits and withholdings	39,531	28,747
Deferred tax liabilities	16,895	16,928
Income tax payable	8,477	—
Other current liabilities	3,220	4,354

Total current liabilities	239,902	224,290

Long-term debt, net of current portion	839	1,115
Non-current deferred tax liabilities	17,809	17,853
Long-term accrued restructuring charges	11,365	17,773
Other liabilities	5,143	5,188

Total liabilities	275,058	266,219

Minority interest in subsidiary	2,997	3,946
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized:
5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
Common stock—$.01 par value; shares authorized:
50,000,000; shares issued and outstanding: 26,671,099 at March 31, 2006 and 26,153,334 at June 30, 2005	282	275
Additional paid-in capital	171,611	163,921
Retained earnings	56,846	41,731
Accumulated other comprehensive loss	(337)	(356)

Total stockholders’ equity	228,402	205,571

Total liabilities and stockholders’ equity	$506,457	$475,736

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Service revenue	$157,320	$134,905	$445,462	$401,086
Reimbursement revenue	35,295	31,339	100,232	92,335

Total revenue	192,615	166,244	545,694	493,421

Costs and expenses:
Direct costs	103,351	89,698	295,510	262,236
Reimbursable out-of-pocket expenses	35,295	31,339	100,232	92,335
Selling, general and administrative	36,364	30,699	104,670	95,159
Depreciation and amortization	6,439	7,035	19,202	20,226
Restructuring benefit	(26)	—	(705)	—

Total costs and expenses	181,423	158,771	518,909	469,956

Income from operations	11,192	7,473	26,785	23,465

Other income	693	368	2,371	2,810

Income before provision for income taxes and minority interest (benefit) expense	11,885	7,841	29,156	26,275

Provision for income taxes	5,371	3,149	14,748	9,883
Minority interest (benefit) expense	(240)	73	(707)	51

Net income	$6,754	$4,619	$15,115	$16,341

Earnings per share:
Basic	$0.25	$0.18	$0.57	$0.63
Diluted	$0.25	$0.17	$0.56	$0.61

Weighted average shares:
Basic	26,564	26,138	26,452	26,059
Diluted	27,145	26,751	26,812	26,631
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	March 31,
	2006	2005
Cash flow from operating activities:
Net income	$15,115	$16,341
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense (benefit) in net income of consolidated subsidiary	(707)	51
Depreciation and amortization	19,202	20,226
Stock-based compensation	3,417	—
Changes in operating assets/liabilities	(3,247)	(494)

Net cash provided by operating activities	33,780	36,124

Cash flow from investing activities:
Purchases of marketable securities	(59,825)	(56,570)
Proceeds from sale of marketable securities	38,375	51,469
Acquisition of business	(6,538)	(1,460)
Purchases of property and equipment	(21,157)	(24,619)
Proceeds from sale of assets	64	320

Net cash used in investing activities	(49,081)	(30,860)

Cash flow from financing activities:
Proceeds from issuance of common stock	10,280	4,211
Proceeds from issuance of subsidiary common stock	—	18
Payments to repurchase common stock	(6,000)	(7,742)
(Repayments) borrowings under lines of credit and long-term debt	(241)	198

Net cash provided (used) by financing activities	4,039	(3,315)

Effect of exchange rate changes on cash and cash equivalents	473	4,965

Net increase (decrease) in cash and cash equivalents	(10,789)	6,914
Cash and cash equivalents at beginning of period	84,622	60,686

Cash and cash equivalents at end of period	$73,833	$67,600

Supplemental disclosures of cash flow information

Net cash paid during the year for:
Interest	$5,338	$3,045
Income taxes	$1,772	$6,153

Acquisitions, net of cash acquired:
Fair value of assets acquired and goodwill	$7,333	$2,819
Liabilities assumed	(795)	(1,359)

Cash paid for acquisition	$6,538	$1,460

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (the “2005 10-K”).
Certain fiscal year 2005 amounts have been reclassified to conform to the fiscal year 2006 presentation. Specifically, an accounting reclassification in the amount of $2.2 million for the three months ended March 31, 2005 and $5.5 million for the nine months ended March 31, 2005 have been made from Service Revenue to Other Income to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain contracts denominated in a currency other than the prime contract holder’s functional currency. The change had no impact to expenses, net income or earnings per share, but did impact gross margin and operating income. See Note 2 to the Consolidated Financial Statements of the 2005 Form 10-K for additional information.
Additionally, certain components of the PAREXEL Consulting and Marketing Services (“PCMS”) business have been moved to the Clinical Research Services (“CRS”) business segment. This change had no impact to consolidated total revenue, expenses, operating income, net income, or balance sheet information, but did impact revenue and gross margin in PCMS and CRS.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. Outstanding options to purchase approximately 0.2 million and 0.4 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively and outstanding options to purchase approximately 0.3 million and 0.6 million shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2006	2005	2006	2005
Net income attributable to common shares	$6,754	$4,619	$15,115	$16,341

Basic Earnings Per Common Share Computation:

Weighted average common shares outstanding	26,564	26,138	26,452	26,059

Basic earnings per common share	$0.25	$0.18	$0.57	$0.63

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2006	2005	2006	2005
Diluted Earnings Per Common Share Computation:

Weighted average common shares outstanding:
Shares attributable to common stock outstanding	26,564	26,138	26,452	26,059
Shares attributable to common stock options	581	613	360	572

	27,145	26,751	26,812	26,631

Diluted earnings per common share	$0.25	$0.17	$0.56	$0.61

NOTE 3 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three months and nine months ended March 31, 2006 and 2005 were as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands)	2006	2005	2006	2005
Net income	$6,754	$4,619	$15,115	$16,341
Add: Foreign currency translation adjustments	3,322	(6,368)	(417)	6,538
Unrealized revaluation gains (losses)	209	(368)	436	279

Comprehensive income (loss)	$10,285	$(2,117)	$15,134	$23,158

NOTE 4 — ACQUISITIONS
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a leading Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $2.7 million. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008. In connection with this transaction, the Company recorded approximately $2.1 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Purchase accounting is substantially complete as of March 31, 2006. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.
On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc. (“Perceptive”), and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
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
NOTE 5 — STOCK INCENTIVE PLAN
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
On December 16, 2005, the Compensation Committee of the Board of Directors voted to award an aggregate of 150,000 shares of restricted stock to the members of the Board of Directors and 317,000 shares of restricted stock to certain executive officers of the Company. On March 3, 2006, an additional 7,000 shares of restricted stock were awarded to an executive officer of the Company.
NOTE 6 — STOCK-BASED COMPENSATION
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
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months and nine months ended March 31, 2006 includes compensation expense for all stock-based payments granted during the nine months ended March 31, 2006 and for all stock-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the three months ended March 31, 2006, the amount of compensation expense recognized was $1.9 million, of which, $0.2 million was recorded in direct costs and $1.7 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. For the nine months ended March 31, 2006, the amount of compensation expense recognized was $3.4 million, of which, $0.7 million was recorded in direct costs and $2.7 million was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. The adoption of SFAS No. 123(R) had no effect on cash flow for the nine months ended March 31, 2006.
The net impact of adopting the new accounting guidance for the three months and nine months ended March 31, 2006 was as follows:

	For the three months ended		For the nine months ended
	March 31, 2006		March 31, 2006
		If SFAS No.123(R)		If SFAS No.123(R)
($ in thousands, except per	Upon Adoption of	had not been	Upon Adoption of	had not been
share data)	SFAS No. 123(R)	adopted	SFAS No. 123(R)	adopted
Income from continuing operations before income taxes and minority interest	$11,885	$13,833	$29,156	$32,573
Net income	$6,754	$8,656	$15,115	$18,455
Basic earnings per share	$0.25	$0.33	$0.57	$0.70
Diluted earnings per share	$0.25	$0.32	$0.56	$0.70
No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three months and nine months ended March 31 2005, as all of the shares granted have an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if PAREXEL had applied the fair-value recognition provisions required by SFAS No. 123 at the beginning of fiscal year 2005:

		For the nine
	For the three months	months ended
	ended March 31,	March 31,
($ in thousands, except per share data)	2005	2005
Net income, as reported	$4,619	$16,341
Deduct total stock-based compensation, net of tax	(959)	(2,934)

Pro forma net income	$3,660	$13,407

Basic net income per share – as reported	$0.18	$0.63
Basic net income per share – pro forma	$0.14	$0.51
Diluted net income per share – as reported	$0.17	$0.61
Diluted net income per share – pro forma	$0.14	$0.50
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
The following assumptions were used in PAREXEL’s Black-Scholes option-pricing model for awards issued during the respective periods:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	34.7%	42.9%	37.9%	39.1%
Risk-free interest rate	4.71%	4.02%	4.34%	3.64%
Expected terms in years	4.77	7.48	4.77	6.08
The following table summarizes information related to stock option activity for the respective periods:

	For the three months ended		For the nine months ended
($ in thousands, except per share	March 31,		March 31,
data)	2006	2005	2006	2005
Weighted-average fair value of options granted per share	$9.73	$9.85	$8.41	$8.56
Intrinsic value of options exercised	$2,404	$548	$5,853	$2,287
Cash received from options exercised	$4,038	$710	$9,563	$2,802
Actual tax benefit realized for tax deductions from option exercises	$0	$0	$0	$0

Stock option activity for the nine months ended March 31, 2006 was as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Life In Years	(In Thousands)
Outstanding at beginning of period	3,093,194	$16.53	—	—
Granted	756,500	$20.18	—	—
Exercised	(707,639)	$13.51	—	—
Canceled	(356,940)	$24.97	—	—
Outstanding at end of period	2,785,115	$17.19	4.46	$25,918
Exercisable at end of period	1,848,072	$16.00	3.10	$19,376
Restricted Stock
On December 16, 2005, PAREXEL awarded an aggregate of 150,000 restricted shares “Restricted Stock” of Common Stock to members of the Board of Directors and 317,000 shares to certain executive officers of the Company. On March 3, 2006, an additional 7,000 shares were awarded to an Executive Officer of the Company. Valuation of the Restricted Stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path. The shares granted to the Board of Directors contained a market-based performance condition and the shares granted to executive officers contained both a service condition and a market-based performance condition. Based on the valuation of the December 16, 2005 awards, the probability of vesting is 57.1% for the shares issued to the members of the Board of Directors and the shares issued to the executive officers. The derived vesting period is 0.944 years for shares issued to the members of the Board of Directors and 3.044 years for the shares issued to the executive officer. Based on the valuation of the March 3, 2006 awards, the probability of vesting is 85.6% and the derived vesting period is 2.833 years.
Restricted stock activity under the Plan during the nine months ended March 31, 2006 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	—	—
Granted	474,000	$12.77
Exercised	—	—
Canceled	77,000	$12.62
Outstanding at end of period	397,000	$12.80
Exercisable at end of period	50,000	$12.62
As of March 31, 2006, stock-based compensation expense related to unvested awards (stock options and restricted stock) is approximately $10.1 million to be recognized over a weighted-average period of 4.25 years.
NOTE 7 — SEGMENT INFORMATION
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

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands)	2006	2005	2006	2005
Service revenue:
Clinical Research Services	$113,023	$95,395	$321,237	$279,257
PAREXEL Consulting and Marketing Services	30,405	28,047	84,346	90,420
Perceptive Informatics, Inc.	13,892	11,463	39,879	31,409

	$157,320	$134,905	$445,462	$401,086

Gross profit on service revenue:
Clinical Research Services	$38,913	$31,098	$109,550	$95,707
PAREXEL Consulting and Marketing Services	9,183	8,591	24,415	28,660
Perceptive Informatics, Inc.	5,873	5,518	15,987	14,483

	$53,969	$45,207	$149,952	$138,850

NOTE 8 — RESTRUCTURING CHARGES
During the three months ended March 31, 2006, the Company recorded a $0.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements, which was offset by $0.6 million in severance-related restructuring expenses incurred during the three months ended March 31, 2006 in association with the fourth quarter fiscal 2005 restructuring plan.
Current activity charged against the restructuring accrual in the quarter ended March 31, 2006 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

	Balance as of			Balance as of
	December 31,	Provision/		March 31,
($ in thousands)	2005	Adjustments	Payments/FX	2006
Employee severance costs	$1,696	$565	$(984)	$1,277
Facilities-related charges	20,074	(591)	(2,094)	17,389

	$21,770	$(26)	$(3,078)	$18,666

NOTE 9 — STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through March 31, 2006, the Company had acquired 552,377 shares at a total cost of $12.0 million under this program. See Part II, Item 2 of this Quarterly Report on Form 10-Q for further detail. During the period from April 1, 2006 to May 5, 2006, the Company acquired an additional 43,870 shares at a total cost of $1.3 million, leaving a remaining balance on the authorization of $6.7 million.
NOTE 10 — INCOME TAXES
For the nine months ended March 31, 2006 and 2005, the Company had an effective income tax rate of 50.6% and 37.6%, respectively. The unfavorable movement in the tax rate was primarily attributable to the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and was directly related to the quarterly profile of the Company’s projected losses in jurisdictions

(mainly in the U.S.) where no tax benefit could be recognized and the need to increase tax reserves in conjunction with on-going reviews by tax authorities during reviews of prior year tax returns. The Company has evaluated the likelihood of unfavorable adjustments arising from these on-going reviews and believes adequate provisions have been made in the income tax provision.
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
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company’s strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, “targets”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and in the Risk Factors set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this quarterly report.
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
The Company conducts a significant portion of its operations in foreign countries. Approximately 63.9% of the Company’s consolidated service revenue for the nine months ended March 31, 2006 and 62.0% of the Company’s consolidated service revenue for the nine months ended March 31, 2005, were from non-United States operations. Over recent quarters, the Company has noticed a growing trend toward winning new business awards in the United States (“U.S.”) for projects to be completed outside of the U.S.
Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the nine months ended March 31, 2006, approximately 16.7% of total consolidated service revenue was denominated in British pounds and approximately 37.3% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2005, approximately 19.6% of total consolidated service revenue was denominated in British pounds and approximately 33.6% of total consolidated service revenue was denominated in Euros.
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
Generally, the Company’s clients can terminate their contracts with the Company upon 30 to 60 days notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.
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
REVENUE RECOGNITION
Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit-based output method. This method requires the Company to estimate total expected units, as well as the costs and revenue per unit. Generally, the assigned financial manager or financial analyst reviews contract estimates on a monthly basis. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. Historically, there have not been any significant variations between contract estimates and the actual cost incurred that were not recovered from clients. In the event that future estimates are materially incorrect, they could materially impact the Company’s consolidated results of operations and financial position.

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
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2005 and 2004. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2005 and 2004. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.
RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income taxes in segment profitability. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,				For the nine months ended March 31,
			Increase				Increase
($ in thousands)	2006	2005	(Decrease)%		2006	2005	(Decrease)%
Service revenue:
CRS	$113,023	$95,395	$17,628	18.5%	$321,237	$279,257	$41,980	15.0%
PCMS	30,405	28,047	2,358	8.4%	84,346	90,420	(6,074)	-6.7%
Perceptive	13,892	11,463	2,429	21.2%	39,879	31,409	8,470	27.0%

	$157,320	$134,905	$22,415	16.6%	$445,462	$401,086	$44,376	11.1%

Direct costs:
CRS	$74,110	$64,297	$9,813	15.3%	$211,687	$183,550	$28,137	15.3%
PCMS	21,222	19,456	1,766	9.1%	59,931	61,760	(1,829)	-3.0%
Perceptive	8,019	5,945	2,074	34.9%	23,892	16,926	6,966	41.2%

	$103,351	$89,698	$13,653	15.2%	$295,510	$262,236	$33,274	12.7%

Gross profit on service revenue:
CRS	$38,913	$31,098	$7,815	25.1%	$109,550	$95,707	$13,843	14.5%
PCMS	9,183	8,591	592	6.9%	24,415	28,660	(4,245)	-14.8%
Perceptive	5,873	5,518	355	6.4%	15,987	14,483	1,504	10.4%

	$53,969	$45,207	$8,762	19.4%	$149,952	$138,850	$11,102	8.0%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005:
Service revenue increased $22.4 million, or 16.6%, to $157.3 million for the three months ended March 31, 2006 from $134.9 million for the three months ended March 31, 2005. As a result of year-over-year foreign currency fluctuations, current quarter service revenue was negatively impacted by approximately $8.4 million. On a geographic basis, service revenue for the three months ended March 31, 2006 was distributed as follows: U.S. — $58.1 million (36.9%), Europe - $89.5 million (56.9%), and Asia & Other – $9.7 million (6.2%). For the three months ended March 31, 2005, service revenue was distributed as follows: U.S. — $50.1 million (37.2%), Europe — $77.6 million (57.5%), and Asia & Other — $7.2 million (5.3%).
On a segment basis, CRS service revenue increased by $17.6 million, or 18.5%, to $113.0 million in the three months ended March 31, 2006 from $95.4 million in the three months ended March 31, 2005. The year-over-year increase was driven by strong revenue growth in all geographies and a continued lower-than-average level of cancellations. Of the total $17.6 million increase, $13.0 million was attributed to the Phases II-III clinical trials business, $2.8 million was attributed to year-over-year growth in the Phase I business and incremental revenue from the Qdot acquisition, with the remaining $1.8 million increase attributed to other components of the CRS business. PCMS service revenue increased by $2.4 million, or 8.4%, to $30.4 million in the three months ended March 31, 2006 from $28.0 million in the three months ended March 31, 2005. The year-over-year increase was primarily the result of across-the-board growth in the consulting business. Perceptive service revenue increased by $2.4 million, or 21.2%, to $13.9 million for the three months ended March 31, 2006 from $11.5 million in the three months ended March 31, 2005. The year-over-year increase was the result of strong growth in medical imaging, IVRS, and Integration Services.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $13.7 million, or 15.2%, to $103.4 million for the three months ended March 31, 2006 from $89.7 million in the three months ended March 31, 2005. As a result of year-over-year foreign currency fluctuations, current quarter direct costs were favorably impacted by approximately $6.0 million. On a segment basis, CRS direct costs increased by $9.8 million, or 15.3%, to $74.1 million for the three months ended March 31, 2006 from $64.3 million in the three months ended March 31, 2005. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business, including increased hiring, training, and incentive costs. As a percentage of service revenue, CRS direct costs decreased 1.8 points to 65.6% for the three months ended March 31, 2006 from 67.4% for the three months ended March 31, 2005. PCMS direct costs increased by $1.8 million, or 9.1%, to $21.2 million in the three months ended March 31, 2006 from $19.4 million in the three months ended March 31, 2005. The year-over-year increase in PCMS direct costs was primarily due to higher costs incurred to support a higher volume of business and the recording of management incentives as opposed to last year’s reversal of incentive accruals when these businesses performed well below their targets. As a percentage of service revenue, PCMS direct costs increased by four-tenths of a point to 69.8% for the three months ended March 31, 2006 from 69.4% for the three months ended March 31, 2005. Perceptive direct costs increased $2.1 million, or 34.9%, to $8.0 million in the three months ended March 31, 2006 from $5.9 million in the three months ended March 31, 2005. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs increased by 5.8 points to 57.7% in the three months ended March 31, 2006 from 51.9% in the three months ended March 31, 2005 primarily caused by inefficiencies in the medical imaging portion of the business, which the Company continuing to seek to address by making further investments in underlying technologies and improved utilization of resources.
Selling, general and administrative (“SG&A”) expenses increased by $5.7 million, or 18.5%, to $36.4 million in the three-month period ended March 31, 2006 from $30.7 million in the three months ended March 31, 2005. Of the total $5.7 million increase, $3.2 million was attributed to management incentive costs and commission expense, $1.7 million in stock-based compensation related to the implementation of FAS 123(R), $0.5 million in higher professional fees, and $0.3 million in higher research and development costs in Perceptive. As a percentage of service revenue, SG&A increased three-tenths of a point to 23.1% in the three months ended March 31, 2006 from 22.8% in the three months ended March 31, 2005.
Depreciation and amortization (“D&A”) expense decreased $0.6 million, or 8.5%, to $6.4 million for the three months ended March 31, 2006 from $7.0 million in the three months ended March 31, 2005. As a percentage of service revenue, D&A decreased by 1.1 points to 4.1% in the three months ended March 31, 2006 from 5.2% in the three months ended March 31, 2005.
During the three months ended March 31, 2006, the Company recorded a $0.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements, which was offset by $0.6 million in severance-related restructuring expenses incurred during the three months ended March 31, 2006 in association with the fourth quarter fiscal 2005 restructuring plan. There were no incremental restructuring charges recorded during the three months ended March 31, 2005.
Other income increased by $0.3 million, or 88.3% to $0.7 million in the three months ended March 31, 2006 from $0.4 million in the three months ended March 31, 2005. The change was due primarily to a reduction in foreign exchange losses.
The Company had an effective income tax rate of 45.2% for the three months ended March 31, 2006 and 40.2% for the three months ended March 31, 2005. The unfavorable movement in the tax rate was primarily attributable to the need to increase tax reserves in conjunction with on-going reviews by tax authorities during audits of prior year tax returns, offset by the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and was directly related to the quarterly profile of the Company’s projected losses in jurisdictions (mainly in the U.S.) where no tax benefit could be recognized. In addition, the Company made some changes in its approach to allocating certain costs on a regional basis. These changes improved U.S. profitability in the three months ended March 31, 2006 and, therefore, had the effect of reducing the tax rate during the quarter. Based upon current projections, management expects the full-year tax rate for fiscal year 2006 to be approximately 47.6%.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2005:
Service revenue increased $44.4 million, or 11.1%, to $445.5 million for the nine months ended March 31, 2006 from $401.1 million for the nine months ended March 31, 2005. As a result of year-over-year foreign currency fluctuations, service revenue was negatively impacted by approximately $16.3 million. On a geographic basis, service revenue for the nine months ended March 31, 2006 was distributed as follows: U.S. — $160.7 million (36.1%), Europe — $259.2 million (58.2%), and Asia & Other – $25.6 million (5.7%). For the nine months ended March 31, 2005, service revenue was distributed as follows: U.S. — $152.5 million (38.0%), Europe — $227.7 million (56.8%), and Asia & Other — $20.9 million (5.2%). The year-over-year shift of revenue from the U.S. to areas outside of the U.S. was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.
On a segment basis, CRS service revenue increased by $42.0 million, or 15.0%, to $321.2 million in the nine months ended March 31, 2006 from $279.2 million in the nine months ended March 31, 2005. Of the total $42.0 million increase, $35.2 million was attributed to business growth in activities related to Phases II-III clinical trials, $4.7 million was caused by year-over-year growth in the Phase I business and incremental revenue from the Qdot acquisition completed in July 2005, with the remaining $2.1 million driven by other components of the CRS business. PCMS service revenue decreased by $6.1 million, or 6.7%, to $84.3 million in the nine months ended March 31, 2006 from $90.4 million in the nine months ended March 31, 2005. The year-over-year decrease was caused by a variety of factors including cancellations and delays, a decline in work being performed for one major client within the medical marketing services business and a lower level of business activity in consulting services caused in part by exiting low margin portions of the business. Of the total $6.1 million decrease, $4.7 million was attributed to the medical marketing business and $1.4 million was related to the consulting business. Perceptive service revenue increased by $8.5 million, or 27.0%, to $39.9 million for the nine months ended March 31, 2006 from $31.4 million in the nine months ended March 31, 2005 driven by gains in all operating units.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $33.3 million, or 12.7%, to $295.5 million for the nine months ended March 31, 2006 from $262.2 million in the nine months ended March 31, 2005. As a result of year-over-year foreign currency fluctuations, direct costs were favorably impacted by approximately $11.7 million. On a segment basis, CRS direct costs increased by $28.1 million, or 15.3%, to $211.7 million for the nine months ended March 31, 2006 from $183.6 million in the nine months ended March 31, 2005. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business, including increased hiring, training, and incentive costs. As a percentage of service revenue, CRS direct costs increased by two-tenths of a point to 65.9% for the nine months ended March 31, 2006 from 65.7% for the nine months ended March 31, 2005. PCMS direct costs decreased by $1.8 million, or 3.0%, to $59.9 million in the nine months ended March 31, 2006 from $61.7 million in the nine months ended March 31, 2005. The year-over-year decrease in PCMS direct costs was primarily due to lower labor costs associated with a lower volume of business. As a percentage of service revenue, PCMS direct costs increased by 2.8 points to 71.1% for the nine months ended March 31, 2006 from 68.3% for the nine months ended March 31, 2005 due to lower revenue, a less favorable revenue mix, and higher incentive costs. Perceptive direct costs increased by $7.0 million, or 41.2%, to $23.9 million in the nine months ended March 31, 2006 from $16.9 million in the nine months ended March 31, 2005. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth and $0.5 million of non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive. As a percentage of service revenue, Perceptive’s direct costs increased by 6.0 points to 59.9% in the nine months ended March 31, 2006 from 53.9% in the nine months ended March 31, 2005 primarily due to inefficiencies in the medical imaging portion of the business, which are currently being addressed by making further investments in underlying technologies and improving utilization of resources and the need to record compensation expense in conjunction with the buyback of the minority interest in Perceptive.

SG&A expenses increased by $9.5 million, or 10.0%, to $104.7 million in the nine months ended March 31, 2006 from $95.2 million in the nine months ended March 31, 2005. The $9.5 million increase was primarily driven by $3.4 million in increased management incentive costs and commission expenses, $2.7 million for stock-based compensation expense related to the implementation of FAS 123(R), $1.1 million related to non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive, and $0.6 million of incremental expense associated with the Qdot acquisition completed in July 2005, with the remaining $1.7 million attributed to higher professional fees and other costs. As a percentage of service revenue, SG&A decreased two-tenths of a point to 23.5% in the nine months ended March 31, 2006 from 23.7% in the nine months ended March 31, 2005.
D&A expense decreased by $1.0 million, or 5.1%, to $19.2 million in the nine months ended March 31, 2006 from $20.2 million in the nine months ended March 31, 2005 primarily as a result of writing off certain impaired assets in June 2005. As a percentage of service revenue, D&A decreased by seven-tenths of a point to 4.3% in the nine months ended March 31, 2006 from 5.0 % in the nine months ended March 31, 2005.
During the nine months ended March 31, 2006, the Company recorded a $2.3 million reduction to existing restructuring reserves as a result of changes in assumptions primarily related to facilities sub-leases, which was offset by $1.6 million in severance-related restructuring expenses incurred during the nine months ended March 31, 2006 in association with the fourth quarter fiscal 2005 restructuring plan.
Other income decreased by $0.4 million, or 15.6%, to $2.4 million in the nine months ended March 31, 2006 from $2.8 million in the nine months ended March 31, 2005. The change was due primarily to lower foreign exchange gains.
The Company had an effective income tax rate of 50.6% for the nine months ended March 31, 2006 and 37.6% for the nine months ended March 31, 2005. The unfavorable movement in the tax rate was primarily attributable to the impact of applying the requirements of Financial Interpretation No. 18, which provides guidance on accounting for income taxes during interim periods and was directly related to the quarterly profile of the Company’s projected losses in jurisdictions (mainly in the U.S.) where no tax benefit could be recognized and the need to increase tax reserves in conjunction with on-going reviews by tax authorities during reviews of prior year tax returns. Based upon current projections, management expects the full-year tax rate for fiscal year 2006 to be approximately 47.6%.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 41 days at March 31, 2006, 39 days at June 30, 2005, and 32 days at March 31, 2005. The year-over-year increase in DSO was caused by slow collections in March 2006. Accounts receivable, net of the allowance for doubtful accounts, was $232.7 million ($128.3 million in billed accounts receivable and $104.4 million in unbilled accounts receivable) at March 31, 2006 and $217.9 million ($123.8 million in billed accounts receivable and $94.1 million in unbilled accounts receivable) at June 30, 2005. Deferred revenue was $134.1 million at March 31, 2006 and $132.2 million at June 30, 2005. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the allowance for doubtful accounts, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for the nine months ended March 31, 2006 totaled $33.8 million and was generated from $19.2 million related to non-cash charges for depreciation and amortization expense, $15.1 million of net income, an $11.8 million increase in current liabilities, and $3.4 million related to a non-cash charge for stock-based compensation, offset by an $11.8 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $2.0 million decrease in accounts payable, and a $1.9 million increase in prepaid expenses. Net cash provided by operating activities for the nine months ended March 31, 2005 totaled $36.1 million and was generated from $20.2 million related to non-cash for depreciation and amortization expense, $16.3 million of net income, and a $10.9 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), offset by a $6.3 million decrease in accounts payable, $2.7 million increase in prepaid expenses and other assets, and a $2.3 million decrease in liabilities and other sources.
Net cash used in investing activities for the nine months ended March 31, 2006 totaled $49.1 million and consisted of $21.4 million used in the net purchase of marketable securities, $21.2 million used for capital expenditures (primarily computer software and hardware and analytical equipment), and $6.5 million used for the combined acquisition-related payments for Qdot, the equity interests of minority stockholders in Perceptive, and an earn-out payment related to the IMC acquisition. Net cash used in investing activities for the nine months ended March 31, 2005 totaled $30.9 million and consisted of $24.6 million used for capital expenditures (primarily computer hardware and software), $5.1 million used in the net purchase of marketable securities and $1.5 million used in the acquisition of a business, offset by $0.3 million of proceeds from the sale of fixed assets.
Net cash provided by financing activities for the nine months ended March 31, 2006 totaled $4.0 million, and was generated from $10.2 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $6.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program and $0.2 million used in repayment of debt. Net cash used in financing activities for the nine months ended March 31, 2005 totaled $3.3 million, and resulted from $7.7 million used to repurchase the Company’s common stock pursuant to its stock repurchase program, offset by $4.2 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, and $0.2 million in net borrowings.
LINES OF CREDIT
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2006, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 4% to 6%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2006, the Company had approximately $1.8 million available under these arrangements.
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

The Company expects capital expenditures to total approximately $30.0 million in fiscal year 2006. As of March 31, 2006, the Company had spent $21.2 million and expects to spend an additional $8.8 million primarily for computer software and hardware during the remainder of the fiscal year.
CONTINGENT LIABILITIES AND GUARANTEES
In connection with its acquisition of IMC during fiscal year 2005, the Company agreed to pay up to a maximum of $3.2 million in contingent purchase price payments if IMC achieves certain established financial targets through September 30, 2007. As of March 31, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through September 28, 2008.
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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 63.9% of its service revenue for the nine-month period ended March 31, 2006 and 62.0% of its service revenue for the nine months ended March 31, 2005 from operations outside of the U.S. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
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
Occasionally, the Company enters into other currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the nine-month periods ended March 31, 2006 and 2005, the Company recorded foreign-exchange gains of $0.5 million and $1.0 million, respectively.
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
In addition, the Company believes that companies regulated by the U.S. Food and Drug Administration (“FDA”) may proceed with fewer clinical trials or conduct them without the assistance of bio/pharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with bio/pharmaceutical services companies such as the Company.
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
THE COMPANY MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED CARE ORGANIZATIONS
Numerous governments, including the U.S. government and governments outside of the U.S. have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, pharmaceutical, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, the Company would have fewer business opportunities and its revenues could decrease, possibly materially.
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
The Company provides most of its services on a worldwide basis. The Company’s service revenue from non-U.S. operations represented approximately 63.9% of total consolidated service revenue for the nine months ended March 31, 2006 and approximately 62.0% of total consolidated service revenue for the nine months ended, March 31, 2005. In addition, the Company’s service revenue from operations in the United Kingdom represented approximately

16.7% of total consolidated service revenue for the nine months ended March 31, 2006 and approximately 19.6% of total consolidated service revenue for the nine months ended March 31, 2005. The Company’s service revenue from operations in Germany represented approximately 20.3% of total consolidated service revenue for the nine months ended March 31, 2006 and approximately 18.4% of total consolidated service revenue for the nine months ended March 31, 2005. Accordingly, the Company’s business is subject to risks associated with doing business internationally, including:
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
The Company’s quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, the Company’s income (loss) from operations was $7.5 million for the quarter ended March 31, 2005, $(23.7) million for the quarter ended June 30, 2005, $5.0 million for the quarter ended September 30, 2005, and $10.6 million for the quarter ended December 31, 2005, and $11.2 million for the quarter ended March 31, 2006. Factors that cause these variations include:
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
THE COMPANY’S REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 63.9% of the Company’s total consolidated service revenue for the nine months ended March 31, 2006 and approximately 62.0% of the Company’s total consolidated service revenue for the nine months ended March 31, 2005 were from non-U.S. operations. The Company’s financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rate could have and have had a significant effect on the Company’s operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•	Foreign Currency Translation Risk. The revenue and expenses of the Company’s foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2006, approximately 16.7% of total consolidated service revenue was denominated in British pounds and approximately 37.3% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2005, approximately 19.6% of total consolidated service revenue was denominated in British pounds and approximately 33.6% of total consolidated service revenue was denominated in Euros.

•	Foreign Currency Transaction Risk. The Company’s service contracts may be denominated in a currency other than the functional currency in which it performs the service related to such contracts.
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
THE COMPANY’S STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of the Company’s common stock has fluctuated widely in the past and may continue to do so in the future. On May 5, 2006, the closing sale price of the Company’s common stock on the NASDAQ National Market was $30.19 per share. During the period from April 1, 2004 to March 31, 2006, the closing price of the Company’s common stock ranged from a high of $27.52 per share to a low of $17.28 per share. Investors in the Company’s common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in the Company’s stock could decline.
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
FOREIGN CURRENCY EXCHANGE RATES
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional currency. For the nine months ended March 31, 2006, approximately 16.7% of total consolidated service revenue was denominated in British pounds and approximately 37.3% of total consolidated service revenue was denominated in Euros. The Company has a derivative policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding currency exchange contracts was approximately $28.3 million at March 31, 2006. The potential change in the fair value of these currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.7 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATE
The Company’s exposure to interest rate changes is currently minimal as the level of long-term debt the Company has is minimal. Long-term debt was approximately $0.8 million and $1.1 million as of March 31, 2006 and June 30, 2005, respectively.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating costs and benefits when implementing possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROLS
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended March 31, 2006.

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs (1)
01/01/06 – 01/31/06	28,489	$24.85	28,489	$9.3 million
02/01/06 – 02/28/06	53,199	$24.28	53,199	$8.0 million
03/01/06 – 03/31/06	—	—	—	$8.0 million

Total	81,688		81,688

(1)	On September 9, 2004, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions, which was announced on September 10, 2004. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized.
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

PAREXEL International Corporation

Date: May 9, 2006	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: May 9, 2006	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002