Form 10-K
period 2006-06-30
PAREXEL INTERNATIONAL CORP
filed 2006-09-08
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-27058
PAREXEL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2776269 (I.R.S. Employer Identification Number)

200 WEST STREET WALTHAM, MASSACHUSETTS (Address of principal executive offices)	02451 (Zip Code)
Registrant’s telephone number, including area code (781) 487-9900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.01 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. YES ☑ NO☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☑

The aggregate market value of Common Stock held by non-affiliates as of December 31, 2005 was approximately $386,006,304, based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Select Market on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of August 30, 2006 there were 27,013,332 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2006 are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report.

PAREXEL INTERNATIONAL CORPORATION
FORM 10-K ANNUAL REPORT

PART I
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding PAREXEL International Corporation’s (“PAREXEL,” the “Company,” “we,” “us,” “ours” or “its”) strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this annual report.
ITEM 1. BUSINESS
GENERAL
PAREXEL is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems (“IVRS”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other drug development services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
The Company’s services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. Outsourcing these types of services to PAREXEL provides clients with a variable cost alternative to the fixed costs associated with internal drug development. Clients no longer need to staff to peak periods and can benefit from PAREXEL’s technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. The Company’s vision is to integrate and build critical mass in the complementary businesses of clinical research, medical marketing, drug development and process optimization consulting, as well as the business of information technology products and integration services. The Company’s goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. The Company believes that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, and the desire to speed up patient recruitment and reduce development time, increased globalization and virtualization of clinical trials, productivity issues, upcoming patent expirations, and more stringent government regulations. With increased levels of investment continuing to be required and with development times being extended, the Company believes these trends will continue to create opportunities for companies like PAREXEL that are focused on improving the efficiency of the drug development process.

The Company is one of the largest bio/pharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 51 locations and has approximately 5,600 employees throughout 40 countries around the world. The Company has operations in the major health care markets around the world, including the United States (“U.S.”), Canada, Japan, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and the Ukraine. During fiscal year 2006, PAREXEL derived 64.6% of its service revenue from its international operations and 35.4% from the U.S.. See Note 17 to the notes to the consolidated financial statements included in Item 8 of this annual report for Geographic and Segment information. The Company was founded in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company’s portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy. The Company has completed eight acquisitions over the past five fiscal years. In addition to acquisitions and internal expansion, in Fiscal year 2006 the Company expanded its geographic presence in India through a joint venture arrangement with Synchron Research Services Private Limited (“Synchron”), pursuant to which it purchased a majority stake of 75.0% in a newly formed entity called PAREXEL International Synchron Private Limited and purchased a minority interest in Synchron’s Phase I business.
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
•	CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•	PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•	Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding capital stock of Perceptive. See Note 3 to the notes to the consolidated financial statements included in Item 8 of this annual report.
During the second quarter of fiscal year 2006, certain components of the PCMS business were moved to the CRS business segment to better align services offered to clients. These changes resulted in reclassifications to the historical segment information presented in Item 7 of this annual report and in Note 17 to the consolidated financial statements included in Item 8 of this annual report, but had no impact on the Company’s consolidated total revenue, expenses, operating income, net income, or the Company’s balance sheet.
CLINICAL RESEARCH SERVICES
The Company’s CRS business segment provides clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. This segment generated revenues of $442.5 million, or 72.0% of the Company’s consolidated service revenue in fiscal year 2006, $379.3 million, or 69.6% in fiscal year 2005 and $376.5 million, or 69.6% in fiscal year 2004.
The CRS business segment offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for bio/pharmaceutical products. The Company has performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. PAREXEL’s multi-disciplinary clinical trials group examines a product’s existing preclinical and clinical data to design clinical trials to provide evidence of the product’s safety and efficacy.

PAREXEL’s CRS business segment can manage many aspects of clinical trials, including study and protocol design, Case Report Form (“CRF”) design, site and investigator recruitment, patient enrollment, study monitoring and data collection, data analysis, report writing, and medical services. See “Government Regulations” for additional information regarding processes involved in clinical trials.
Clinical trials are monitored for CRS and are conducted by CRS in strict adherence with, good clinical practice (“GCP”). The design of efficient CRFs, detailed operations manuals, and site monitoring by the business segment’s clinical research associates seek to ensure that clinical investigators and their staff follow the established protocols of the studies. The Company has adopted standard operating procedures (“SOPs”), which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL’s worldwide clinical services.
Clinical trials represent one of the most expensive and time-consuming parts of the overall bio/pharmaceutical development process. The information generated during these trials is critical to gaining marketing approval from the Food and Drug Administration (“FDA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other comparable regulatory agencies and market acceptance by clinicians and patients. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV clinical trials.
•	CLINICAL PHARMACOLOGY (Phase I — IIa)
Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from “first in man” to “proof of concept” to “dose-ranging” studies in Phases I and IIa of development. See “Governmental Regulations” for additional information regarding the early stages of clinical testing. The Clinical Pharmacology group provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL’s international network of clinical pharmacology operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Bloemfontein and George, South Africa; and Harrow, U.K.; and bioanalytical laboratories in Poitiers, France and Bloemfontein. These bioanalytical laboratories perform analyses according to Good Laboratory Practices (“GLP”) principles. With these locations, the Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 375 dedicated beds (cooperating partners not included) on three continents.
•	PHASES II — IV
The CRS business segment assists clients with one or more of the following aspects of clinical trials as shown below. CRS performs both full-service and single-/multi-service trials. As a result, PAREXEL’s involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial. These services include:
Study Protocol Design — The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study’s success depends on the protocol’s ability to predict correctly the requirements of the regulatory authorities.

CRF Design — Once the study protocol has been finalized, the CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

Site and Investigator Recruitment — The product under investigation is administered to patients by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. The Company has access to several thousand investigators who have conducted clinical trials for the Company. The Company provides additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

Patient Enrollment — The investigators, usually with the assistance of a clinical research organization (“CRO”), find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

Study Monitoring and Data Collection — As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company offers several electronic data capture (“EDC”) technologies, which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. The Company’s study monitoring and data collection services are designed to comply with the FDA’s adverse events reporting guidelines.

Data Management — PAREXEL’s data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions, and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data, such as laboratory data, database verification, and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor.

The CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases in strict accordance with FDA, European, Asian and other regulatory specifications.

Biostatistics and Programming — PAREXEL’s biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. The CRS business segment biostatisticians may also represent clients during panel hearings at the FDA.

Report Writing — A description of the study conducted, along with the statistical analysis findings for data collected during the trial together with other clinical data are presented and summarized in a final report generated for inclusion in a regulatory document.

Medical Services — Throughout the course of a development program, PAREXEL’s physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research and to monitor patient safety, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing, and strategy and product development.

Project Management — Throughout the entire spectrum of activities described above, CRS provides project management services. These services entail providing overall leadership to the PAREXEL project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials — single-service, multi-service, or full-service.

PAREXEL CONSULTING AND MARKETING SERVICES
PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting, strategic reimbursement services and a broad range of educational and training services. Service revenue from the PCMS business represented $117.1 million, or 19.0% of consolidated service revenue in fiscal year 2006, $122.6 million, or 22.5% of consolidated service revenue in fiscal year 2005, and $128.5 million, or 23.8% of consolidated service revenue in fiscal year 2004. PCMS offers drug development, regulatory, manufacturing compliance, business process consulting, and marketing expertise consultation to the pharmaceutical, bio/pharmaceutical and medical device industries in the U.S., Europe, and Asia.
Drug Development Consulting (“DDC”) — DDC provides comprehensive drug development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the Americas, Europe, and Japan. These services include drug development and regulatory strategy design, scientific and technical evaluation, writing and review services, regulatory application preparation and review, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.

DDC works closely with clients to design drug development and regulatory strategies and comprehensive registration programs. The Company’s drug development and regulatory experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product, assess the competitive and regulatory environment, identify deficiencies, and define the steps necessary to obtain regulatory authority approvals in the most expeditious manner. Through these services, the Company helps its clients obtain regulatory approval for particular products or product lines in certain specific markets and participates fully in the product development process.

Strategic Compliance and Operational Performance Excellence (“SCOPE”) — The SCOPE group offers a range of specialized clinical development and manufacturing consulting services for clients in the life sciences industry. SCOPE’s services are designed to help pharmaceutical, biotech, and medical device companies achieve regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing strategy design, metrics assessment and development, risk management, GCP and good manufacturing practice (“GMP”) audits, processes optimization, organizational alignment, training, and change management.

SCOPE offers its clients experienced regulatory and industry professionals—formerly from the FDA and/or biotech, pharmaceutical, and medical device companies—tested methodologies, thought leadership, and focused expertise.

Medical Marketing Services (“MMS”) — The MMS group assists clients in achieving optimal market penetration for their products by providing customized, integrated, and expert pre-launch and launch services in the U.S., Europe, and other areas of the world. MMS’s experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing rapid acceptance of their products by opinion leaders, physicians, managed care organizations, and patient groups leading to accelerated product acceptance and market penetration. MMS designs and implements integrated communication plans that include market and opinion leader development, market preparation, and targeted communications support for clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include planning of meetings and exhibitions. Independent of the Company’s promotional activities are continuing medical education (“CME”) programs to help keep medical professionals apprised of current medical developments.

Health Policy & Strategic Reimbursement (“HPSR”) — HPSR offers strategies for drug manufacturers regarding reimbursement from insurance companies and managed care providers and telecommunications and call center support for patient assistance programs.

Barnett Educational Services (“Barnett”) —Barnett offers a broad range of educational and training services in the Clinical and GMP arena. Services range from live and webcast seminars with well-known experts to customized on-site training at the clients’ sites.

PERCEPTIVE INFORMATICS, INC.
Perceptive was formed by the Company in fiscal year 2000. Perceptive provides information technology solutions designed to improve clients’ product development processes. Service revenue from the Perceptive business represented $55.3 million, or 9.0% of consolidated service revenue in fiscal year 2006, $42.8 million, or 7.9% of consolidated service revenue in fiscal year 2005, and $36.0 million, or 6.6% of consolidated service revenue in fiscal year 2004. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding capital stock of Perceptive. See Note 3 to the notes to the consolidated financial statements included in Item 8 of this annual report.
Medical Imaging Services — Perceptive’s medical imaging services coordinate the use of a variety of medical imaging modalities (e.g., radiographs, ultrasound, computed topography, and magnetic resonance imaging) to evaluate product safety and efficacy.

IVRS — IVRS is a voice and web-based system being used to randomize patients and manage study drug inventory. Perceptive’s IVRS service utilizes an Application Service Provider model under which Perceptive designs, develops, deploys, hosts, and supports an application for each trial. Participating investigators call a toll free number to enroll patients in a trial, and are able to interact with the system in their native language. The system confirms enrollment and assigns a drug kit for the patient. The system is also capable of monitoring drug inventory at investigator sites and triggering drug shipments as needed.

CTMS — Perceptive’s Clinical Trial Management System solutions are software packages that assist bio/pharmaceutical companies with the complex process of planning and managing clinical trials. These software packages include IMPACT, INITIATOR, and INVESTIGATOR. IMPACT, Perceptive’s flagship software product, is an enterprise-wide CTMS used to plan studies, track progress, support monitoring activities, monitor costs, and track clinical supplies. The system is used by approximately 32 bio/pharmaceutical companies and by approximately 25,000 users worldwide. It is primarily used for Phase II, III and IV studies. INITIATOR is a separate software package offered by Perceptive to assist in the management and conduct of Phase I trials. Perceptive also offers INVESTIGATOR, an investigator database tool used to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select investigators when initiating a new clinical trial.

Web-Based Portal — Perceptive’s web-based portal allows secure access to critical, real-time information over the web. The portal supports clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data.

Integration Services Group — Through its Integration Services Group, Perceptive provides services in support of its software packages including implementation, deployment, validation, hosting, and integration with other customer systems.

Patient Diary Applications — Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO for electronic Patient Reported Outcomes. Perceptive offers clients solutions that include capturing data from patients using handheld technology or over the telephone using Perceptive’s IVRS technology.
Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as the Company’s internal processes.
INFORMATION SYSTEMS
PAREXEL is committed to investing in information technology designed to help the Company provide high quality services in a cost-effective manner and to better manage its internal resources. The Company has built its information technology network by developing proprietary and/or purchasing and integrating commercially available information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry, data management, project management, and procurement/expense processing. During the fourth quarter of fiscal year 2006, the Company implemented a new time information management system which enhances the Company’s ability to track time by project.

The Company maintains an internal Information Services group that is responsible for technology planning and procurement, applications development, program management, operations, and management of the Company’s worldwide computer network. The Company’s information systems are designed to work in support of and reinforce the Company’s SOPs. The Company’s information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client systems.
SALES AND MARKETING
PAREXEL’s sales and marketing personnel carry out the Company’s global business development activities. In addition to significant selling experience, most of these individuals have technical and/or scientific backgrounds. The Company’s senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.
Each of the Company’s three business segments has an independent business development team that focuses on its particular market segment, and while all teams may work with the same client companies, the individual clients they work with within the Company can vary. In many cases, however, the business segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs.
Each business development employee is generally responsible for a specific client segment or group of clients and for maintaining and strengthening an effective relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information, developing and defending proposals, and making presentations to clients.
The business development group is supported by PAREXEL’s marketing personnel. The Company’s marketing activities consist primarily of brand management, collateral development, participation in industry conferences, advertising, e-marketing, publications, website development and maintenance, market information development and analysis, and strategic planning.
CLIENTS
The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the bio/pharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal years 2006 and 2005, the Company’s five largest clients accounted for 25% of its consolidated service revenue. No single client accounted for 10% or more of consolidated service revenues in fiscal year 2006 or fiscal year 2005.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2006 was $1,093.5 million, compared with $732.2 million at June 30, 2005. The Company anticipates that approximately $586.8 million of the backlog as of June 30, 2006 will not be recognized during fiscal year 2007.
The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Projects under contracts included in backlog are subject to termination, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients’ decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Generally, the Company’s contracts can be terminated upon thirty to sixty days notice by the client. The Company typically is entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.
COMPETITION
The Company competes with other bio/pharmaceutical services companies and other organizations that provide one or more of the services currently being offered by the Company. Some of the larger bio/pharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., and Pharmaceutical Product Development Inc., offer services that compete directly with the Company’s services at many levels.

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
CRS
The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills, and capabilities. The Company’s CRS group primarily competes against in-house departments of pharmaceutical companies, other full service bio/pharmaceutical services companies, small specialty Clinical Research Organizations (“CROs”), and to a lesser extent, universities, teaching hospitals, and other site organizations. The primary competitors for the CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., PRA International, Kendle International Inc., and ICON PLC.
CRS generally competes on the basis of:
•	previous experience with a client or in a specific therapeutic area;

•	medical and scientific expertise in a specific therapeutic area;

•	quality of services;

•	breadth of services;

•	the ability to organize and manage large-scale clinical trials on a global basis;

•	the ability to manage large and complex medical databases;

•	the ability to provide statistical and regulatory services;

•	the ability to quickly recruit investigators and patients;

•	the ability to integrate information technology with systems to improve the efficiency of clinical research;

•	an international presence with strategically located facilities;

•	financial strength and stability; and

•	price.
The Company believes CRS’s key competitive strengths are its global footprint and related rapid access to patients, therapeutic expertise, technological expertise and its experience in global drug development.
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
The Company believes that it is different from its competitors in that no other company provides the unique fusion of expertise that PCMS offers. The Company considers PCMS’s key competitive strengths to include a combination of deep expertise in early stage drug development, regulatory strategy and submissions, manufacturing compliance, pricing, reimbursement, and global marketing and communications strategies.
The Company believes PCMS’s combination of industry, medical/scientific, regulatory, and manufacturing and business process expertise, uniquely qualifies it to help its clients get the right product to market in an efficient and effective manner.
PERCEPTIVE
The Perceptive business competes primarily with bio/pharmaceutical services companies, information technology companies, and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive’s key competitive strength is its combination of technological expertise and knowledge of clinical development. The Company believes that its strategy of collaborating with other technology companies to implement certain tools, rather than developing its own, allows Perceptive to adapt to new technologies more quickly than many of its competitors. Perceptive’s market position may be affected over time by competitors’ efforts to develop and market new information technology products and services.

INTELLECTUAL PROPERTY
The Company’s trademark “PAREXEL”, is of material importance to the Company. This and other trademarks have been registered in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to have become generic.
EMPLOYEES
As of June 30, 2006, the Company had approximately 5,600 full-time equivalent employees. Approximately 32.5% of the employees are located in North America and 67.5% are located throughout Europe, Asia, Africa, and South America. The Company believes that its relations with its employees are good.
The success of the Company’s business depends on its ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers in the U.S. and overseas for skilled personnel, particularly those with Ph.D., M.D., or equivalent degrees, is high. The Company believes that its brand name recognition and its multinational presence, which allows for international transfers, are an advantage in attracting employees. In addition, the Company believes that the wide range of clinical trials in which it participates allows the Company to offer broad experience to clinical researchers.
GOVERNMENT REGULATIONS
PAREXEL provides clinical trial and diverse consulting services to the pharmaceutical, biotechnology, and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials can adversely affect PAREXEL. Lack of success in obtaining marketing approval or clearance for a product for which PAREXEL has provided clinical trial or other services can also adversely affect the Company. PAREXEL makes no guarantees to its clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing applications.
Clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. The Company is obligated to comply with FDA requirements governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. The Company is also required to ensure that the computer systems it uses to process human data from clinical trials are validated in accordance with the electronic records regulations 21 CFR Part 11 that apply to the pharmaceutical and CRO industries. The Company must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsor and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval of a product application submitted to the FDA.
The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. The European Union (“EU”) established as of May 1, 2004 the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 25 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the U.S., clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The foreign regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.
Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company’s regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past ten years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA, Canadian, the EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. The Company has developed the expertise to prepare CTDs for its clients in both paper and electronic form.
REGULATION OF DRUGS AND BIOLOGICS
Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phases I, II and III studies are completed with respect to a given product, if at all, although the time period may last many years. Using the U.S. regulatory environment as an example, the stages of this development process are generally as follows:
Preclinical Research (approximately 1 to 3.5 years) — In vitro (“test tube”) and animal studies in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions and diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must be activated by the FDA before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.
Clinical Trials (approximately 3.5 to 6 years)
•	Phase I consists of basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers, and includes studies to determine metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

•	Phase II includes basic efficacy (effectiveness) and dose-range testing, sometimes in 100 to 200 patients afflicted with a specific disease or condition for which the product is intended for use, further safety testing, evaluation of effectiveness, and determination of optimal dose levels, dose schedules, and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

•	Phase III includes larger scale, multi-center, comparative clinical trials conducted with patients afflicted by a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are nonexistent, limited, or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug (“TIND”), which may span late Phase II, Phase III, and FDA review. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.
The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

NDA or Biologic License Application (“BLA”) Preparation and Submission — Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA (in CTD format as of July 1, 2003), which today comprises, on average, roughly 100,000 pages.

FDA Review of NDA or BLA — The FDA carefully scrutinizes data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or “indication”) under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied and even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not ultimately satisfied.

Post-Marketing Surveillance and Phase IV Studies — Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life. Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA and other major regulatory agencies are now asking sponsor companies to prepare risk management plans for approved and marketed drugs and biologics, aimed at assessing areas of drug risk and plans for managing such risks should they materialize.
REGULATION OF MEDICAL DEVICES
Unless a medical device is exempted from pre-market submission and clearance, FDA approval or clearance of the device is required before the product may be marketed in the U.S. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a premarket notification, 510(k), to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption (“IDE”) before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. An IDE approval process could also result in significant delays.
After submission of a premarket notification containing, among other things, any data collected, the FDA may find the device substantially equivalent and the device may be marketed. If the FDA finds that a device is not substantially equivalent, the manufacturer may request that the FDA make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if the FDA determines that a Class III designation is appropriate, an approved pre-market approval application (“PMA”) will be required before the device may be marketed.
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
HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996
Laws protecting confidential medical information could impact the manner in which the Company conducts certain components of its business. On August 14, 2002, the Department of Health and Human Services issued final modifications to privacy regulations (the “Privacy Rule”) under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations impose restrictions governing the disclosure of confidential medical information in the U.S.
The failure on the part of the Company, its clients and/or the physician investigators from whom the Company receives confidential medical information to comply with the Privacy Rule could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Additionally, the issuance of a notice of finding by a governmental authority against either the Company or its clients, based upon a material violation by the Company of any applicable regulation, could materially and adversely affect the Company’s business.

POTENTIAL LIABILITY AND INSURANCE
PAREXEL’s clinical research services focus on the testing of experimental drugs and devices on human volunteers pursuant to study protocols and in accordance with laws and regulations which govern clinical trials. Clinical research involves a risk of liability for personal injury or death to patients due, among other reasons, to possible unforeseen adverse side effects or improper administration of the new drug or medical device. PAREXEL does not provide healthcare services directly to patients. Rather, PAREXEL physicians or third party physician investigators are responsible for administering drugs and evaluating the study patients. Many of these patients are already seriously ill and are at risk of further illness or death, such as patients who are enrolled in a Phase III or IV clinical trial. Other studies, such as Phase I first-in-man studies, enroll healthy volunteers.
The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards (“IRBs”) and the need to obtain each patient’s informed consent and the oversight by applicable regulatory authorities. The FDA, the Medicines and Healthcare Products Regulatory Agency in the U.K. and regulatory authorities in other countries require each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent ethics committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The IRB monitors the protocol and measures designed to protect patients, such as the requirement to obtain informed consents.
To reduce its potential liability, PAREXEL is generally successful in incorporating indemnity provisions into its contracts with clients to protect PAREXEL from any negligent acts by the study Sponsor and/or third party physician investigators. These indemnities generally do not, however, protect PAREXEL against certain of its own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. PAREXEL could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.
The Company currently maintains an errors and omissions professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.
AVAILABLE INFORMATION
The Company’s Internet website is http://www.parexel.com. The Company makes available through its website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The Company makes these reports available free of charge through its website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public on the SEC’s Internet website at www.sec.gov.
ITEM 1A. RISK FACTORS
In addition to other information in this report, the following risk factors should be considered carefully in evaluating our Company and our business. These risk factors could cause actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.
THE LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE
Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including a major Phase III cancellation during the first quarter of fiscal year 2005.

Clients terminate or delay their contracts for a variety of reasons, including,:
•	merger or potential merger related activities;

•	failure of products being tested to satisfy safety requirements;

•	failure of products being tested to prove effective;

•	products having unexpected or undesired clinical results;

•	client decisions to forego a particular study, perhaps for economic reasons;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment;

•	production problems which cause shortages of the product;

•	product withdrawal following market launch; and

•	shut down of manufacturing facilities.
In addition, clients may determine to proceed with fewer clinical trials or conduct them without the assistance of bio/pharmaceutical services companies if they are trying to reduce costs as a result of budgetary limits or changing priorities. These factors may cause such clients to cancel contracts with us.
WE FACE INTENSE COMPETITION IN MANY AREAS OF OUR BUSINESS; IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED
The bio/pharmaceutical services industry is highly competitive and we face numerous competitors in many areas of our business. If we fail to compete effectively, we may lose clients, which would cause our business to suffer.
We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations, or CROs, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, our PCMS business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than us. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
THE FIXED RATE NATURE OF OUR CONTRACTS COULD HURT OUR OPERATING RESULTS
Approximately 90.0% of our contracts are fixed rate. If we fail to adequately price our contracts or if we experience significant cost overruns, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.
IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR OUR SERVICES COULD DECREASE
Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the FDA or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.

In the U.S., the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund the hiring of additional reviewers and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for GCP and by making the clinical trial application and approval process more uniform across member states. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998. The U.S., Europe and Japan have also collaborated in the 15-year-long International Conference on Harmonisation, or ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.
Parts of our PCMS business advises clients on how to satisfy regulatory standards for manufacturing and clinical processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing or clinical processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for our business in this area.
IF WE FAIL TO COMPLY WITH EXISTING REGULATIONS, OUR REPUTATION AND OPERATING RESULTS WOULD BE HARMED
Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical product development and regulatory approval and the conduct of clinical trials. If we fail to comply with these governmental regulations, it could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.
WE MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED-CARE ORGANIZATIONS
Numerous governments, including the U.S. government and governments outside of the U.S. have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, drug, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenues could decrease, possibly materially. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.
For instance, in the past the U.S. Congress has entertained several comprehensive health care reform proposals. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress has not yet adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. We are unable to predict the likelihood that health care reform proposals will be enacted into law.
In addition to health care reform proposals, the expansion of managed-care organizations in the health care market and managed-care organizations’ efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenues could decrease, possibly materially.
IF WE DO NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICES MAY BECOME LESS COMPETITIVE OR OBSOLETE, ESPECIALLY IN OUR PERCEPTIVE BUSINESS
The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenue.

BECAUSE WE DEPEND ON A SMALL NUMBER OF INDUSTRIES AND CLIENTS FOR ALL OF OUR BUSINESS, THE LOSS OF BUSINESS FROM A SIGNIFICANT CLIENT COULD HARM OUR BUSINESS, REVENUE AND FINANCIAL CONDITION
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In both fiscal year 2006 and fiscal year 2005, our five largest clients accounted for 25% of our consolidated service revenue and no single client accounted for 10% or more of consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our revenue. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.
IF OUR PERCEPTIVE BUSINESS IS UNABLE TO MAINTAIN CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS, ITS BUSINESS WILL BE HARMED
Our Perceptive Informatics business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. In our Perceptive Informatics business, we depend on the continuous, effective, reliable and secure operation of computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the hardware or software malfunctions or access to data by internal research personnel or customers through the Internet is interrupted, our Perceptive Informatics business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact our Perceptive Informatics business.
Although the computer and communications hardware used in our Perceptive Informatics business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Perceptive Informatics software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support the needs of our Perceptive Informatics customers, it could result in a loss of or a delay in revenue and market acceptance.
IF WE ARE UNABLE TO ATTRACT SUITABLE WILLING VOLUNTEERS FOR THE CLINICAL TRIALS OF OUR CLIENTS, OUR CRS BUSINESS MAY SUFFER
One of the factors on which our CRS business competes is the ability to recruit patients for the clinical studies we are managing. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted. Although to date these communities have provided a substantial pool of potential subjects for research studies, there may not be enough patients available with the traits necessary to conduct the studies. For example, if we manage a study for a treatment of a particular type of cancer, our ability to conduct the study may be limited by the number of patients that we can recruit that have that form of cancer. If multiple organizations are conducting similar studies and competing for patients, it could also make our recruitment efforts more difficult. If we were unable to attract suitable and willing volunteers on a consistent basis, it would have an adverse effect on the trials being managed by our CRS business, which could have a material adverse effect on our CRS business.
IF WE CANNOT RETAIN OUR HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL, OUR BUSINESS WOULD BE HARMED
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach and it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of our products and services and the bio/pharmaceutical services industry. We are a party to an employment agreement with Mr. von Rickenbach, which may be terminated by us or Mr. von Rickenbach upon notice to the other party.
In addition, in order to compete effectively, we must attract and maintain qualified sales, professional, scientific, and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We may not be successful in attracting or retaining key personnel.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PERSONAL INJURY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH CLAIMS
Our CRS business primarily involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded, due to, among other reasons, possible unforeseen adverse side effects or improper administration of the drug or device by physicians. In some cases, these patients are already seriously ill and are at risk of further illness or death.
In order to mitigate the risk of liability, we seek to include indemnity provisions in our Clinical Research Services contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. The indemnity provisions we include in these contracts would not cover our exposure if:
•	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

•	a client failed to indemnify us in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.
We also carry insurance to cover our risk of liability. However, our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims. In addition, liability coverage is expensive. In the future, we may not be able to maintain or obtain liability insurance on reasonable terms, at a reasonable cost, or in sufficient amounts to protect us against losses due to claims.
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2006, we have expensed approximately $1.2 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.6% of total consolidated service revenue for the fiscal year ended June 30, 2006 and approximately 62.7% of total consolidated service revenue for the fiscal year ended June 30, 2005. More specifically, our service revenue from operations in the United Kingdom represented approximately 17.0% of total consolidated service revenue for the fiscal year ended June 30, 2006 and approximately 19.7% of total consolidated service revenue for the fiscal year ended June 30, 2005. Our service revenue from operations in Germany represented approximately 20.2% of total consolidated service revenue for the fiscal year ended June 30, 2006 and approximately 18.6% of total consolidated service revenue for the fiscal year ended June 30, 2005. Accordingly, our business is subject to risks associated with doing business internationally, including:
•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to its European or other international operations;

•	changes in foreign currency exchange rates; and

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.

OUR OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF OUR COMMON STOCK
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $5.0 million for the quarter ended September 30, 2005, $10.6 million for the quarter ended December 31, 2005, $11.2 million for the quarter ended March 31, 2006 and $13.1 million for the quarter ended June 30, 2006. Factors that cause these variations include:
•	the level of new business authorizations in a particular quarter or year;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices;

•	costs and the related financial impact of acquisitions;

•	the timing of internal expansion;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

•	the dollar amount of changes in contract scope finalized during a particular period.
Many of these factors, such as the timing of cancellations of significant projects and exchange rate fluctuations between quarters or years, are beyond our control.
Approximately 60-65% of our operating costs are fixed in the short term with a significant portion of those costs related to personnel. Total personnel costs are estimated to have accounted for approximately 80% of our total operating costs in fiscal year 2006. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods.
If our operating results do not match the expectations of securities analysts and investors, the trading price of our common stock will likely decrease.
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 64.6% of our total consolidated service revenue for the fiscal year ended June 30, 2006 and approximately 62.7% of our total consolidated service revenue for the fiscal year ended June 30, 2005 were from non-U.S. operations. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for fiscal year 2006 was negatively impacted by approximately, $18.7 million as compared to fiscal year 2005. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the fiscal year ended June 30, 2006, approximately 17.0% of total consolidated service revenue was denominated in British pounds and approximately 37.0% of total consolidated service revenue was denominated in Euros. For the fiscal year ended June 30, 2005, approximately 19.7% of total consolidated service revenue was denominated in British pounds and approximately 34.2% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
Although we try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or by hedging transaction risk with foreign currency exchange contracts, we may still experience fluctuations in financial results from our operations outside of the U.S., and may not be able to favorably reduce the currency transaction risk associated with our service contracts.
OUR BUSINESS HAS EXPERIENCED SUBSTANTIAL EXPANSION IN THE PAST AND SUCH EXPANSION AND ANY FUTURE EXPANSION COULD STRAIN OUR RESOURCES IF NOT PROPERLY MANAGED
We have expanded our business substantially in the past. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
•	continue to improve operating, administrative, and information systems;

•	accurately predict future personnel and resource needs to meet client contract commitments;

•	track the progress of ongoing client projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
If we do not take these actions and are not able to manage the expanded business, the expanded business may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.
We may face additional risks in expanding our foreign operations. Specifically, we may find it difficult to:
•	assimilate differences in foreign business practices, exchange rates and regulatory requirements;

•	operate amid political and economic instability;

•	hire and retain qualified personnel; and

•	overcome language, tariff and other barriers.
WE MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO OUR ONGOING BUSINESS
We have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:
•	assimilate the operations and services or products of the acquired company;

•	integrate acquired personnel;

•	retain and motivate key employees;

•	retain customers;

•	identify and manage risks facing the acquired company; and

•	minimize the diversion of management’s attention from other business concerns.

Acquisitions of foreign companies may also involve additional risks, including assimilating differences in foreign business practices and overcoming language and cultural barriers.
In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

•	actual and projected full year pretax income;

•	changes in tax laws in the various taxing jurisdictions;

•	audits by the taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
Fluctuations in our effective income tax rate could cause fluctuations in our earnings and earnings per share, which can affect our stock price.
OUR CORPORATE GOVERNANCE STRUCTURE, INCLUDING PROVISIONS OF OUR ARTICLES OF ORGANIZATION, AND BY-LAWS, AND OUR SHAREHOLDER RIGHTS PLAN, AND MASSACHUSETTS LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OR MANAGEMENT THAT STOCKHOLDERS MAY CONSIDER DESIRABLE
Provisions of our articles of organization, by-laws and our shareholder rights plan, as well as provisions of Massachusetts law, may enable our management to resist acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:
•	we have divided our board of directors into three classes that serve staggered three-year terms;

•	we are subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors and the number of directors may be fixed only by our board of directors;

•	we are subject to Chapter 110F of the Massachusetts General Laws which limits our ability to engage in business combinations with certain interested stockholders;

•	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

•	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.
These provisions could have the effect of delaying, deferring, or preventing a change in control of us or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock.

In addition, our board of directors may issue preferred stock in the future without stockholder approval. If our board of directors issues preferred stock, the holders of common stock would be subordinate to the rights of the holders of preferred stock. Our board of directors’ ability to issue the preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of our stock.
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 30, 2006, the closing sale price of our common stock on the NASDAQ Global Select Market was $33.48 per share. During the period from July 1, 2004 to June 30, 2006, the closing price of our common stock ranged from a high of $30.44 per share to a low of $17.28 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:
•	operating results;

•	earnings estimates by analysts;

•	market conditions in the industry;

•	prospects of health care reform;

•	changes in government regulations;

•	general economic conditions, and

•	our effective income tax rate.
In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of our common stock. Since our common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts’ expectations of earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts’ expectations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company does not have any unresolved comments to its periodic or current reports under the Securities Exchange Act of 1934, as amended, from the staff of the Securities and Exchange Commission.
ITEM 2. PROPERTIES
As of June 30, 2006, the Company occupied approximately 1,274,000 square feet of building space in 51 locations in 40 countries. Except for 26,600 square feet of building space in Poitiers, France, the Company does not own any properties, but leases space under various leases that expire between 2007 and 2022.
The Company’s U.S. facilities account for approximately 455,000 square feet. In particular, the Company occupies approximately 356,000 square feet in various locations in the Northeast, 45,000 square feet in various Mid-Atlantic locations and 54,000 square feet in various Western locations.
The Company’s non-U.S. facilities account for approximately 819,000 square feet. In particular, the Company occupies approximately 168,000 square feet in various locations in the United Kingdom, 291,000 square feet in various locations in Germany and 58,000 square feet in various locations in France.

The Company’s principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expiration
Headquarters in Waltham, MA	116,000	CRS, Perceptive, and Corporate	2009
Lowell, MA	108,000	PCMS, CRS, Perceptive, and General & Administrative (“G&A”)	2011
Uxbridge, UK	75,000	CRS, PCMS, and G&A	2022
Berlin, Germany	247,000	CRS, PCMS, Perceptive and G&A	2016
The following table indicates the approximate square footage of property attributable to each of the Company’s operating segments:

Total Sq. Ft.
CRS	599,000
PCMS	330,000
Perceptive	115,000
General and Administrative	230,000
See Note 15 to the consolidated financial statements included in Item 8 of this annual report for further information regarding the Company’s lease obligations.
ITEM 3. LEGAL PROCEEDINGS
The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operations, or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PRXL”. The table below shows the high and low bid prices of the common stock for each quarter of the fiscal years ended June 30, 2006 and 2005, respectively, on the NASDAQ Global Select Market. The prices in the table below reflect inter-dealer prices without retail mark-up, markdown, or commission and therefore may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$20.62	$18.85	$20.43	$18.10
Second Quarter	$22.00	$18.85	$21.37	$17.71
Third Quarter	$27.59	$19.21	$25.04	$19.02
Fourth Quarter	$30.83	$23.55	$24.44	$17.12
As of August 30, 2006, there were approximately 81 stockholders of record of the Company’s common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
The Company has never declared or paid any cash dividends on its capital stock nor does it anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of equity securities by the Company and its affiliated purchasers during the quarter ended June 30, 2006:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares that
	Total Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or Programs
Period	Purchased	Paid per Share	or Programs	(1)
04/01/06 - 04/30/06	—	—	—	$8.0 million
05/01/06 - 05/31/06	68,037	$29.40	68,037	$6.0 million
06/01/06 - 06/30/06	—	—	—	$6.0 million

Total	68,037	$29.40	68,037

(1)	On September 9, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions, as announced on September 10, 2004. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for the five years ended June 30, 2006 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

	For the years ended June 30,
	(in thousands, except per share data and number of employees)
	2006		2005		2004		2003		2002

OPERATIONS
Service revenue	$614,947		$544,726		$540,983		$518,936		$451,461
Income (loss) from operations	$39,855	(1)	$(276	)(2)	$18,373	(3)	$17,228	(4)	$20,493
Net income (loss)	$23,544		$(35,177)		$13,791		$10,662		$13,235
Basic earnings (loss) per share	$0.89		$(1.35)		$0.53		$0.42		$0.53
Diluted earnings (loss) per share	$0.87		$(1.35)		$0.51		$0.42		$0.52

FINANCIAL POSITION
Cash, cash equivalents, and marketable securities	$92,749		$88,622		$95,607		$82,724		$66,109
Working capital	$131,552		$120,301		$145,408		$134,346		$138,020
Total assets	$538,633		$475,736		$502,996		$464,237		$407,161
Long-term debt	$705		$1,115		$471		$644		$432
Stockholders’ equity	$248,763		$205,571		$246,760		$227,100		$200,077

OTHER DATA
Purchases of property and equipment	$29,763		$31,814		$27,823		$29,985		$23,808
Depreciation and amortization	$26,035		$29,618		$25,762		$20,656		$17,893
Number of employees	5,600		5,140		4,875		5,095		4,930
Weighted average shares used in Computing:
Basic earnings (loss) per share	26,557		26,065		26,010		25,371		24,928
Diluted earnings (loss) per share	27,013		26,065		26,795		25,683		25,582

(1)	Income from operations for the year ended June 30, 2006 reflects $1.6 million of compensation expense in conjunction with the acquisition of the Perceptive minority interest as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report. Additionally, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during fiscal year 2006 in association with the fourth quarter fiscal year 2005 restructuring plan. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(2)	Loss from operations for the year ended June 30, 2005 reflects $24.3 million in restructuring charges recorded in the quarter ended June 30, 2005, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities (or new sections of previously partially abandoned facilities), partially offset by $(0.5) million related to changes in assumptions for leased facilities which were abandoned in June 2001 and in March 2004. Additionally, the Company recorded in fiscal year 2005 $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets, and $0.5 million related to other special charges. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(3)	Income from operations for the year ended June 30, 2004 reflects $10.8 million in restructuring charges recorded in the quarter ended March 31, 2004, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(4)	Income from operations for the year ended June 30, 2003 reflects $9.4 million in facilities-related restructuring charges related to changes in assumptions for leased facilities, which were previously abandoned in June 2001. The changes in assumptions were caused by the deterioration in the commercial real estate market. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
The Company is managed through three business segments, namely, CRS, PCMS and Perceptive.
•	CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•	PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•	Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding capital stock of Perceptive. See Note 3 to the notes to the consolidated financial statements included in Item 8 of this annual report.
During the second quarter of fiscal year 2006, certain components of the PCMS business were moved to the CRS business segment to better align services offered to clients. These changes resulted in reclassifications to the historical segment information presented below and in Note 17 to the consolidated financial statements included in Item 8 in this annual report, but had no impact on the Company’s consolidated total revenue, expenses, operating income, net income, or the Company’s balance sheet.
The Company conducts a significant portion of its operations in foreign countries. Approximately 64.6% and 62.7% of the Company’s consolidated service revenue for the fiscal years ended June 30, 2006 and 2005, respectively, were from non-U.S. operations. Over recent quarters, the Company has noticed a growing trend toward winning new business awards in the U.S. for projects to be completed outside of the U.S. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the fiscal year ended June 30, 2006, approximately 17.0% of total consolidated service revenue was denominated in British Pounds and approximately 37.0% of total consolidated service revenue was denominated in Euros. For the fiscal year ended June 30, 2005, approximately 19.7% of total consolidated service revenue was denominated in British Pounds and approximately 34.2% of total service revenue was denominated in Euros. As a result of the strengthened U.S. dollar against the British Pound and the Euro in fiscal year 2006, the Company’s revenues and the Company’s costs decreased in fiscal year 2006 as compared to the amounts in fiscal year 2005 translated using the fiscal year 2005 foreign currency exchange rates.
Approximately 90.0% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
Generally, the Company’s clients can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.
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
The Company regards an accounting estimate underlying its financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved or the susceptibility of such matter to change and if the impact of the estimate or assumption on financial condition or operating performance is material. The Company believes that the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results:

REVENUE RECOGNITION
Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit-based output method. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Historically, there have not been any significant variations between contract estimates and the actual cost incurred that were not recovered from clients.
BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE
Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. The Company maintains a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. In the event the Company is unable to collect portions of its outstanding billed or unbilled receivables, there may be a material impact to the Company’s consolidated results of operations and financial position.
INCOME TAXES
The Company’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company’s effective tax rate.
Interim tax provision calculations are prepared during the year based on estimates. Differences between these interim estimates and the final results for the year could materially impact the Company’s effective tax rate and its consolidated results of operations and financial position. The Company is required under Financial Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28” to exclude from its quarterly worldwide effective income tax rate calculation losses in jurisdictions where no tax benefit can be recognized. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.
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
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2006 and 2005. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2006 or 2005. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.

RESULTS OF OPERATIONS
QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2006 and 2005:

	For the year ended June 30, 2006
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Service revenue	$138,380	$149,762	$157,320	$169,485	$614,947
Income from operations	5,015	10,578	11,192	13,070	39,855
Net income	3,318	5,043	6,754	8,429	23,544
Diluted earnings per share	$0.13	$0.19	$0.25	$0.31	$0.87

	For the year ended June 30, 2005
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Service revenue	$130,422	$135,759	$134,905	$143,640	$544,726
Income (loss) from operations	8,481	7,511	7,473	(23,741)	(276)
Net income (loss)	5,656	6,066	4,619	(51,518)	(35,177)
Diluted earnings (loss) per share	$0.21	$0.23	$0.17	$(1.98)	$(1.35)
ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES
ACQUISITIONS
Qdot
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $2.8 million, net of liabilities assumed. Under the agreement, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of June 30, 2006, Qdot had earned approximately $0.8 million in contingent earn-out which is scheduled to be paid in September 2006. In connection with this transaction, as of June 30, 2006, the Company recorded approximately $2.8 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Purchase accounting is substantially complete as of June 30, 2006. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.
Perceptive
On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding capital stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, President of CRS & Perceptive.
The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.
Synchron
Effective June 15, 2006, the Company entered into a joint venture arrangement with Synchron, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. The Company acquired a majority equity interest of 75.0% in the newly-formed entity. In addition, the Company paid approximately $2.4 million for a minority interest in Synchron’s Phase I business.
IMC
Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts (“IMC”), a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the agreement. Pro forma results of IMC’s operations have not been presented because the effect of this acquisition is not material.
3C
On March 1, 2004, the Company acquired the remaining outstanding shares of 3Clinical Research AG (“3C”), a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for $11.7 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In connection with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired.
FARMOVS
During the first quarter of fiscal year 2004, the Company acquired an additional 10% investment interest in FARMOVS for approximately $1.0 million. FARMOVS is a Clinical Pharmacology unit in South Africa. PAREXEL now has a 70% investment interest in FARMOVS.
RESTRUCTURING CHARGES
During the year ended June 30, 2006, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during fiscal year 2006 in association with the fourth quarter fiscal year 2005 restructuring plan.
During the year ended June 30, 2005, the Company recorded restructuring charges totaling $24.3 million, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven abandoned leased facilities, partially offset by $0.5 million related to changes in assumptions for leased facilities, which were abandoned in June 2001 and March 2004. In addition, in fiscal year 2005, the Company recorded $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets.

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
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for fiscal years 2006, 2005, and 2004 were as follows:

			2006 vs. 2005			2005 vs. 2004
			Increase	%		Increase	%
($ IN THOUSANDS)	2006	2005	(Decrease)	Change	2004	(Decrease)	Change
Service revenue:
CRS	$442,512	$379,292	$63,220	16.7%	$376,548	$2,744	0.7%
PCMS	117,129	122,587	(5,458)	-4.5%	128,462	(5,875)	-4.6%
Perceptive	55,306	42,847	12,459	29.1%	35,973	6,874	19.1%

	$614,947	$544,726	$70,221	12.9%	$540,983	$3,743	0.7%

Direct costs:
CRS	$292,221	$251,183	$41,038	16.3%	$244,179	$7,004	2.9%
PCMS	81,549	85,319	(3,770)	-4.4%	93,778	(8,459)	-9.0%
Perceptive	32,471	23,542	8,929	37.9%	18,106	5,436	30.0%

	$406,241	$360,044	$46,197	12.8%	$356,063	$3,981	1.1%

Gross profit:
CRS	$150,291	$128,109	$22,182	17.3%	$132,369	$(4,260)	-3.2%
PCMS	35,580	37,268	(1,688)	-4.5%	34,684	2,584	7.5%
Perceptive	22,835	19,305	3,530	18.3%	17,867	1,438	8.0%

	$208,706	$184,682	$24,024	13.0%	$184,920	$(238)	-0.1%

Certain fiscal year 2005 and 2004 amounts have been reclassified to conform to the fiscal year 2006 presentation. For additional financial information on a segment and geographic basis, see Note 17 to the consolidated financial statements included in Item 8 of this annual report.
FISCAL YEAR ENDED JUNE 30, 2006 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2005
Service revenue increased by $70.2 million, or 12.9%, to $614.9 million for the fiscal year ended June 30, 2006 from $544.7 million for the fiscal year ended June 30, 2005. As a result of year-over-year foreign currency fluctuation, service revenue was unfavorably impacted by approximately $18.7 million. On a geographic basis, service revenue for the fiscal year ended June 30, 2006 was distributed as follows: United States $217.8 million (35.4%), Europe $358.1 million (58.2%), and Asia and Other $39.0 million (6.4%). Service revenue for the fiscal year ended June 30, 2005 was distributed as follows: United States $202.9 million (37.3%), Europe $313.1 million (57.4%), and Asia and Other $28.7 million (5.3%). The year-over-year shift of revenue from the United States to areas outside of the U.S. was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.

On a segment basis, CRS service revenue increased by $63.2 million, or 16.7%, to $442.5 million for the fiscal year ended June 30, 2006 from $379.3 million in fiscal year 2005. Of the total $63.2 million increase, $49.7 million is attributable to business growth in activities related to Phase II-III clinical trials, $8.6 million reflects by year-over-year growth in the Phase I business and incremental revenue from the Qdot acquisition completed in July 2005, and $4.9 million driven by other components of the CRS business. PCMS service revenue decreased by $5.5 million, or 4.5%, to $117.1 million in fiscal year 2006 from $122.6 million in fiscal year 2005. The year-over-year decrease was caused by a variety of factors including cancellations and delays, a decline in work being performed for one major client within the medical marketing services business and the impact of exiting low margin portions of the business. Of the total $5.5 million decrease, $6.2 million was attributed to the medical marketing business, which was offset by a $0.7 million increase in the consulting business. Perceptive service revenue increased by $12.5 million, or 29.1%, to $55.3 million in fiscal year 2006 from $42.8 million in fiscal year 2005 driven by gains in all operating units, most notably in medical imaging.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $46.2 million, or 12.8%, to $406.2 million in fiscal year 2006 from $360.0 million in fiscal year 2005. As a result of year-over-year foreign currency fluctuation, direct costs were favorably impacted by approximately $13.4 million. On a segment basis, CRS direct costs increased by $41.0 million, or 16.3%, to $292.2 million in fiscal year 2006 from $251.2 million in fiscal year 2005. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business, including increased hiring, training and incentive costs, as well as $0.5 million in unrecoverable reimbursable out-of-pocket expenses related to the bankruptcy of a client, TeGenero. As a percentage of service revenue, CRS direct costs for fiscal year 2006 remained relatively flat at 66.0% in fiscal year 2006 and 66.2% in fiscal year 2005. PCMS direct costs decreased $3.8 million, or 4.4%, to $81.5 million in fiscal year 2006 from $85.3 million in fiscal year 2005. The year-over-year decrease in PCMS direct costs was a result of lower labor costs directly tied to lower volume of business. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2006 remained flat at 69.6% in both fiscal years 2006 and 2005. Perceptive direct costs increased by $8.9 million, or 37.9%, to $32.4 million in fiscal year 2006 from $23.5 million in fiscal year 2005. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth and $0.5 million of non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive. As a percentage of service revenue, Perceptive’s direct costs for the year ended June 30, 2006 increased by 3.8 points to 58.7% in fiscal year 2006 from 54.9% in fiscal year 2005 primarily due to (1) the need to record compensation expense in conjunction with the buyback of the minority interest in Perceptive and (2) inefficiencies in the medical imaging portion of the business, which the Company is currently seeking to address by making further investments in underlying technologies and improving utilization of resources.
Selling, general and administrative (“SG&A”) expenses increased by $12.6 million, or 9.6%, to $143.6 million in fiscal year 2006 from $131.0 million in fiscal year 2005. The $12.6 million increase was primarily attributable to $7.7 million in higher management incentive, commission and benefits costs, $5.5 million in increased facility related expense, $3.8 million in higher professional fees and travel expense, $3.5 million for stock-based compensation expense related to the adoption of SFAS 123(R), and $1.1 million related to non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive, which were offset by approximately $9.0 million related to the benefits of past restructuring activity. As a percentage of service revenue, SG&A decreased 0.7 points to 23.4% in fiscal year 2006 from 24.1% in fiscal year 2005.
Depreciation and amortization (“D&A”) expense decreased by $3.6 million, or 12.1%, to $26.0 million in fiscal year 2006 from $29.6 million in fiscal year 2005 primarily as a result of writing off certain impaired assets in June 2005 and the impact of foreign exchange fluctuations. As a percentage of service revenue, D&A decreased by 1.2 points to 4.2% in fiscal year 2006 versus 5.4% in fiscal year 2005.
During fiscal year 2006, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions for leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during fiscal year 2006 in association with the fourth quarter fiscal year 2005 restructuring plan.
Income from operations increased by $40.1 million, to $39.8 million in fiscal year 2006 from a loss of $0.3 million in fiscal year 2005 due primarily to the benefit of past restructuring activities and the reasons noted in the preceding paragraphs.

Total other income increased by $0.9 million, or 88.9%, to $1.9 million in fiscal year 2006 from $1.0 million in fiscal year 2005. The increase was due primarily to higher interest income which was offset by a $1.2 million write-off of long-term investments deemed permanently impaired in fiscal year 2005.
In fiscal year 2006 the Company had an effective tax rate of 46.3%. In fiscal year 2005, the Company’s effective tax rate was extremely high primarily as a result of $37.4 million in tax valuation reserves recorded during the quarter ended June 30, 2005 in conjunction with (1) net operating losses of certain subsidiaries and (2) the recording of valuation reserves on a portion of the Company’s deferred tax assets resulting from the loss position of certain PAREXEL subsidiaries, mainly in the United States. The Company’s tax rate is a function of the relative levels of profitability in the various taxing jurisdictions in which the Company does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company’s effective tax rate and its consolidated results of operations and financial position. The Company is aggressively working to turn around the performance of its underperforming entities and hopes to be in a position to begin reversing a portion of the valuation allowances as early as fiscal year 2007.
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
On a segment basis, CRS service revenue increased $2.7 million to $379.3 million for the fiscal year ended June 30, 2005 compared with $376.5 million in fiscal year 2004, as the favorable $17.4 million impact of foreign exchange fluctuation was partially offset by the impact of several factors including: cancellations caused by drug safety and efficacy issues, client driven project start-up-delays, and the impact of European Clinical Trials Directive on the Phase I unit in Germany, which delayed the start up of certain Phase I projects. PCMS service revenue decreased by $5.9 million, or 4.6%, to $122.6 million in fiscal year 2005 from $128.5 million in fiscal year 2004 due primarily to lower levels of demand for medical marketing services from a key pharmaceutical client and staffing shortages in the consulting business. Perceptive service revenue increased by $6.9 million, or 19.1%, to $42.8 million in fiscal year 2005, as compared with $36.0 million in fiscal year 2004. Of the total 19.1% increase, approximately 16.2% resulted from increased demand for the group’s medical imaging and IVRS services, with the remaining 2.9% attributed to the positive impact of foreign currency fluctuations.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $4.0 million, or 1.1%, to $360.0 million in fiscal year 2005 from $356.0 million in fiscal year 2004. On a segment basis, CRS direct costs increased by $7.0 million, or 2.9%, to $251.2 million in fiscal year 2005 from $244.2 million in fiscal year 2004. The relatively small year-over-year increase in CRS direct costs was due primarily to a small increase in revenue, tighter cost controls, and productivity and quality improvements, which were partially offset by an increase of $11.5 million due to foreign currency fluctuations. As a percentage of service revenue, CRS direct costs for fiscal year 2005 increased by 1.4 points to 66.2% in fiscal year 2005 from 64.8% in fiscal year 2004 due primarily to higher hiring and relocation costs. PCMS direct costs decreased $8.5 million, or 9.0%, to $85.3 million in fiscal year 2005 from $93.8 million in fiscal year 2004. The year-over-year decrease in PCMS direct costs was a result of lower labor costs directly tied to lower revenue levels and tighter cost controls, which were partially offset by a 2.9% increase from foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2005 decreased by 3.4 points to 69.6% in fiscal year 2005 from 73.0% in the same period one year ago as a result of the factors previously mentioned. Perceptive direct costs increased by $5.4 million, or 30.0%, to $23.5 million in fiscal 2005 from $18.1 million in the same period in the last fiscal year. Of the total 30.0% increase, approximately 3.1% was attributed to foreign currency fluctuations with the remaining 26.9% primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs for the year ended June 30, 2005 increased by 4.6 points to 54.9% in fiscal year 2005 from 50.3% in the same period one year ago as a result of a less favorable revenue mix.

SG&A expenses increased by $1.0 million, or 0.8%, to $131.0 million in fiscal year 2005 from $130.0 million in fiscal year 2004. The year-over-year increase was attributed primarily to a 3.5% increase resulting from foreign currency fluctuations and incremental expense incurred to comply with Section 404 of the Sarbanes-Oxley Act, offset by a 2.7% decrease resulting from a reduction in bonus accrual and other cost cutting measures in fiscal year 2005. As a percentage of service revenue, SG&A was flat at 24.1% in fiscal year 2005 and 24.0% in fiscal year 2004.
D&A expense increased by $3.8 million, or 15.0%, to $29.6 million in fiscal year 2005 from $25.8 million in fiscal year 2004. Of the total 15.0% increase, approximately 10.5% was attributed to impairment charges associated with abandoned leased facilities and other fixed assets, and the remaining 4.5% was due primarily to foreign currency fluctuations and increased capital spending. As a percentage of service revenue, D&A increased by 0.6 points to 5.4% in fiscal year 2005 versus 4.8% in fiscal year 2004.
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
Income from operations decreased by $18.7 million, to a loss of $0.3 million in fiscal year 2005 from $18.4 million in fiscal year 2004 due primarily to restructuring charges and the reasons noted in the preceding paragraphs.
Total other income decreased by $4.1 million, or 80.0%, to $1.0 million in fiscal year 2005 from $5.1 million in fiscal year 2004. The decrease was due primarily to $2.0 million in foreign currency exchange losses, a $1.2 million write-off of long-term investments deemed permanently impaired, and $0.9 million loss associated with the unwinding of a foreign exchange contract.
In fiscal year 2005, the Company’s effective tax rate was extremely high primarily as a result of $37.4 million in tax valuation reserves recorded during the quarter ended June 30, 2005 in conjunction with (1) net operating loss of certain subsidiaries and (2) the write down of a portion of the Company’s deferred tax assets resulting from the loss position of certain PAREXEL subsidiaries, mainly in the United States. In fiscal year 2004, the Company had an effective income tax rate of 39.7%.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
Approximately 90.0% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
Generally, the Company’s clients can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services which could negatively impact the Company’s liquidity. Clients may terminate or delay contracts for a variety of reasons, including, among others: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.

DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 49 days at June 30, 2006 and 39 days at June 30, 2005. The increase in DSO as of June 30, 2006 as compared with June 30, 2005 was due primarily to higher levels of receivables resulting from increased revenues in Fiscal year 2006, lower levels of advance payments from clients in fiscal year 2006 as compared to fiscal year 2005, and extended terms offered to certain clients. Accounts receivable, net of provision for losses on receivables, totaled $272.1 million ($152.2 million in billed accounts receivable and $119.9 million in unbilled accounts receivable) at June 30, 2006 and $217.9 million ($123.8 million in billed accounts receivable and $94.1 million in unbilled accounts receivable) at June 30, 2005. Deferred revenue was $139.8 million at June 30, 2006 and $132.2 million at June 30, 2005. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for fiscal year 2006 totaled $28.2 million and was generated by net income of $23.5 million, $26.0 million related to non-cash charges for depreciation and amortization expense, $19.9 million from increased liabilities (primarily related to management incentives and income taxes payable), $4.4 million related to non-cash charges for stock-based compensation, $4.2 million from deferred income taxes and $2.6 million in increased accounts payable, offset by $45.4 million from increased accounts receivable (net of provision for losses on receivables and deferred revenue), $6.1 million from increased prepaid expenses and other assets, and $0.9 million from other sources, primarily related to the Company’s minority interest benefit. Net cash provided by operating activities for fiscal year 2005 totaled $31.0 million and was generated from $29.6 million related to non-cash charges for depreciation and amortization expense, a $16.3 million increase in liabilities (primarily related to restructuring reserves), a $29.6 million change in deferred taxes (related to recording of valuation reserves), and a $0.5 million decrease in current and other assets, offset by a net loss of $35.2 million, an $8.8 million decrease in accounts receivable (net of provision for losses on receivables and deferred revenue), and a $1.0 million decrease in accounts payable and other sources.
Net cash used by investing activities for fiscal year 2006 totaled $43.1 million resulting from purchases of property and equipment totaling $29.8 million, $7.4 million used for acquisitions, and $5.9 million used for net purchases of marketable securities. Net cash used by investing activities for fiscal year 2005 totaled $2.0 million, and consisted of $31.8 million of equipment purchases (primarily for software and hardware) and $1.5 million used for the acquisition of IMC, offset by $31.3 million of net proceeds from the sales of marketable securities and other assets.
Net cash provided by financing activities for fiscal year 2006 totaled $8.0 million and consisted of $16.9 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans, offset by $8.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program and $0.9 million in repayments under lines of credit and long term debt. Net cash used in financing activities for fiscal year 2005 totaled $2.8 million, and consisted of $9.7 million used to repurchase the Company’s common stock pursuant to its stock repurchase program, offset by $6.6 million in proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans and $0.3 million from borrowings under lines of credit.
LINES OF CREDIT
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 4% and 6%. The line of credit may be revoked or cancelled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2006, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 5% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2006, the Company had approximately $1.8 million available under these arrangements.

The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are recorded separately in the Company’s consolidated statements of operations.
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
In the future, the Company expects to continue to acquire businesses to enhance its service and product offerings, expand its therapeutic expertise, and/or increase its global presence. Any such acquisitions may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. The Company may be unable to secure such financing on terms acceptable to the Company.
The Company expects capital expenditures to total approximately $32.0 million in fiscal year 2007, primarily for computer software and hardware and leasehold improvements.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of June 30, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program.
CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The Company’s contractual obligations with scheduled maturities for fiscal years subsequent to June 30, 2006 are as follows:

($ IN THOUSANDS)	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Operating leases	$209,120	$43,374	$66,245	$32,416	$67,085
Obligations under capital leases	1,275	534	730	11	—
Purchase obligations	3,942	2,037	1,838	67	—

Total	$214,337	$45,945	$68,813	$32,494	$67,085

In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of this annual report, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of June 30, 2006, Qdot had earned approximately $0.8 million in contingent earn-out which is scheduled to be paid in September 2006.
The Company has letter of credit agreements with banks totaling approximately $5.7 million guaranteeing performance under various operating leases and vendor agreements.

As of June 30, 2006, the Company had approximately $3.9 million in purchase obligations with various vendors for the purchase of computer software and recruiting services.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company’s investors.
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.6% of its consolidated service revenue for the fiscal year ended June 30, 2006 from operations outside of the U.S., of which approximately 17.0% was denominated in British pounds and approximately 37.0% was denominated in Euros. The Company derived approximately 62.7% its consolidated service revenue for the fiscal year ended June 30, 2005 from operations outside of the U.S., of which approximately 19.7% was denominated in British pounds and approximately 34.2% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of foreign currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $11.7 million at June 30, 2006.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $24.5 million at June 30, 2006. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the fiscal years ended June 30, 2006 and 2005, the Company recorded foreign-exchange losses of $0.3 million and $0.2 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
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

Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, President of CRS & Perceptive. These payments were not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.
The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.
During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2004. The total pro rata amount of gain realized to-date through June 30, 2006 was $131,000. All payments have been received in a timely manner.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for PAREXEL in fiscal years beginning on July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made by PAREXEL in fiscal years beginning on July 1, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.
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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.6% of its consolidated service revenue for the fiscal year ended June 30, 2006 from operations outside of the U.S., of which approximately 17.0% was denominated in British pounds and approximately 37.0% was nominated in Euros. The Company derived approximately 62.7% of its consolidated service revenue for the fiscal year ended June 30, 2005 from operations outside of the U.S., of which approximately 19.7% was denominated in British pounds and approximately 34.2% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $11.7 million at June 30, 2006.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $24.5 million at June 30, 2006. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.4 million . During the fiscal years ended June 30, 2006 and 2005, the Company recorded foreign-exchange losses of $0.3 million and $0.2 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATES
The Company’s exposure to interest rate changes is currently minimal as the level of long-term debt and marketable securities the Company has are minimal. Long-term debt was approximately $0.7 million and $1.1 million as of June 30, 2006 and 2005, respectively. Marketable securities totaled approximately $10.0 million and $4.0 million as of June 30, 2006 and 2005, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	2006	2005	2004

Service revenue	$614,947	$544,726	$540,983
Reimbursement revenue	145,007	126,811	111,387

Total revenue	759,954	671,537	652,370

Costs and expenses:
Direct costs	406,241	360,044	356,063
Reimbursable out-of-pocket expenses	145,007	126,811	111,387
Selling, general and administrative	143,652	131,025	129,989
Depreciation and amortization	26,035	29,618	25,762
Restructuring (benefit) charges	(836)	24,315	10,796

Total costs and expenses	720,099	671,813	633,997

Income (loss) from operations	39,855	(276)	18,373

Interest income	9,354	6,320	5,550
Interest expense	(7,064)	(4,508)	(4,686)
Other income (loss), net	(371)	(796)	4,206

Total other income	1,919	1,016	5,070

Income before provision for income taxes and minority interest (benefit) expense	41,774	740	23,443
Provision for income taxes	19,328	35,566	9,313
Minority interest (benefit) expense, net of tax	(1,098)	351	339

Net income (loss)	$23,544	$(35,177)	$13,791

Earnings (loss) per share:
Basic	$0.89	$(1.35)	$0.53
Diluted	$0.87	$(1.35)	$0.51

Weighted average shares:
Basic	26,557	26,065	26,010
Diluted	27,013	26,065	26,795
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$82,749	$84,622
Marketable securities (Note 4)	10,000	4,000
Billed and unbilled accounts receivable, net (Note 5)	272,063	217,887
Prepaid expenses	11,258	12,086
Deferred tax assets	934	18,811
Income tax receivable	—	3,605
Other current assets	8,074	3,580

Total current assets	385,078	344,591

Property and equipment, net (Note 6)	78,386	71,865
Goodwill (Note 2)	50,112	42,815
Other intangible assets, net (Note 2)	7,832	9,228
Non-current deferred tax assets	10,495	2,137
Other assets	6,730	5,100

Total assets	$538,633	$475,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$498	$507
Accounts payable	17,185	14,424
Deferred revenue	139,836	132,241
Accrued expenses	20,117	13,858
Accrued restructuring charges (Note 7)	5,190	13,231
Accrued employee benefits and withholdings	46,385	28,747
Current deferred tax liabilities	12,645	16,928
Income tax payable	7,498	—
Other current liabilities	4,172	4,354

Total current liabilities	253,526	224,290
Long-term debt, net of current portion	705	1,115
Non-current deferred tax liabilities	16,780	17,853
Long-term accrued restructuring charges (Note 7)	10,967	17,773
Other liabilities	5,569	5,188

Total liabilities	287,547	266,219

Commitments and contingencies (Note 15)
Minority interest in subsidiary	2,323	3,946
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding
Common stock—$.01 par value; shares authorized: 50,000,000; shares issued and outstanding: 26,920,119 and 26,153,334 at June 30, 2006 and 2005, respectively	283	275
Additional paid-in capital	177,309	163,921
Retained earnings	65,275	41,731
Accumulated other comprehensive income (loss)	5,896	(356)

Total stockholders’ equity	248,763	205,571

Total liabilities and stockholders’ equity	$538,633	$475,736

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accum.
						Other
	Common Stock				Retained	Compre-	Total	Compre-
			Additional	Treasury	Earnings	hensive	Stock-	hensive
	Number	Par	Paid-in	Stock,	(Accum.	Income	holders’	Income
	Of Shares	Value	Capital	At Cost	Deficit)	(Loss)	Equity	(Loss)

Balance at June 30, 2003	25,822,055	$267	$174,734	$(8,165)	$63,117	$(2,853)	$227,100	$20,112

Shares issued under stock option/ employee stock purchase plans	769,952	8	7,414				7,422
Shares issued under subsidiary option plan			64				64
Shares surrendered for the exercise of stock options	(25,714)		450	(450)			—
Shares surrendered for the settlement of an outstanding non-trade receivable	(11,261)			(177)			(177)
Shares repurchased in the open market	(445,100)			(8,056)			(8,056)
Adjustment to shares issued for acquisition	(32,854)
Re-designated shares to authorized but not issued shares			(8,792)	8,792			—
Income tax benefit from exercise of stock options			1,256				1,256
Net unrealized loss on marketable securities						(98)	(98)	(98)
Foreign currency translation adjustment						5,458	5,458	5,458
Net income					13,791		13,791	13,791

Balance at June 30, 2004	26,077,078	275	175,126	(8,056)	76,908	2,507	246,760	19,151

Reclassification of treasury stock			(8,056)	8,056			—
Shares repurchased in the open market	(476,344)	(5)	(9,737)				(9,742)
Shares issued under stock option/ employee stock purchase plans	552,600	5	6,553				6,558
Shares issued under subsidiary option plan			35				35
Net unrealized loss on marketable securities and derivative instruments						(356)	(356)	(356)
Foreign currency translation adjustment						(2,507)	(2,507)	(2,507)
Net loss					(35,177)		(35,177)	(35,177)

Balance at June 30, 2005	26,153,334	275	163,921	—	41,731	(356)	205,571	(38,040)

Shares repurchased in the open market	(344,570)	(3)	(7,997)				(8,000)
Shares issued under stock option/ employee stock purchase plans	1,111,355	11	16,943				16,954
Stock-based compensation			4,442				4,442
Net unrealized gain on marketable securities and derivative instruments						712	712	712
Foreign currency translation adjustment						5,540	5,540	5,540
Net income					23,544		23,544	23,544

Balance at June 30, 2006	26,920,119	$283	$177,309	$—	$65,275	$5,896	$248,763	$29,796

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2006	2005	2004

Cash flow from operating activities:
Net income (loss)	$23,544	$(35,177)	$13,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest (benefit) expense, net of tax	(1,098)	351	339
Depreciation and amortization	26,035	29,618	25,762
Stock-based compensation	4,442	—	—
Loss on disposal of assets	156	85	157
Deferred income taxes	4,164	29,607	7,070
Provision for losses on receivables, net	1,098	(1,844)	(1,798)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,111)	6,215	3,844
Prepaid expenses and other current assets	(3,545)	(2,870)	1,626
Other assets	(2,545)	3,409	(4,256)
Accounts payable	2,608	(1,556)	1,259
Deferred revenue	7,595	(13,168)	13,772
Other current liabilities	25,948	7,186	(18,954)
Other liabilities	(6,047)	9,131	7,561

Net cash provided by operating activities	28,244	30,987	50,173

Cash flow from investing activities:
Purchases of marketable securities	(79,075)	(60,300)	(159,706)
Proceeds from sale of marketable securities	73,075	91,221	137,775
Purchases of property and equipment	(29,763)	(31,814)	(27,823)
Acquisition of businesses	(7,425)	(1,461)	(13,422)
Proceeds from sale of assets	121	392	143

Net cash used in investing activities	(43,067)	(1,962)	(63,033)

Cash flow from financing activities:
Proceeds from issuance of common stock	16,954	6,558	7,422
Payments to repurchase common stock	(8,000)	(9,742)	(8,056)
Borrowings (repayments) under lines of credit and long-term debt	(916)	369	477
Proceeds from issuance of subsidiary’s common stock	—	35	64

Net cash provided (used) by financing activities	8,038	(2,780)	(93)

Effect of exchange rate changes on cash and cash equivalents	4,912	(2,309)	3,905

Net increase (decrease) in cash and cash equivalents	(1,873)	23,936	(9,048)
Cash and cash equivalents at beginning of year	84,622	60,686	69,734

Cash and cash equivalents at end of year	$82,749	$84,622	$60,686

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended June 30,
	2006	2005	2004

Supplemental disclosures of cash flow information

Net cash paid during the year for:
Interest	$7,064	$4,508	$4,585

Income taxes, net of refunds	$2,631	$7,131	$2,838

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$8,227	$2,820	$17,501
Liabilities assumed	(802)	(1,359)	(4,079)

Cash paid for acquisitions	$7,425	$1,461	$13,422

Supplemental disclosures of non-cash financing activities

Income tax benefit from exercise of stock options	$—	$—	$1,256

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Reclassifications
Certain fiscal year 2005 and 2004 amounts have been reclassified to conform to the fiscal year 2006 presentation. Specifically, certain components of the PCMS business have been moved to the CRS business segment. This change had no impact to consolidated total revenue, expenses, operating income, net income, or balance sheet information, but did impact revenue and gross margin in PCMS and CRS.
Additionally, an accounting reclassification in the amount of $7.0 million and $6.2 million for the fiscal years 2005 and 2004, respectively has been made from Other income (loss), net to Service revenue to reflect a change in the accounting treatment with respect to the impact of foreign exchange rates on certain contracts denominated in a currency other than the prime contract holder’s functional currency. The change had no impact to expenses, net income, or earnings per share, but did impact gross margin and operating income.
Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.
Revenue Recognition
In the Company’s CRS, PCMS, and Perceptive business segments, fixed-price contract revenue is recognized as services are performed. The Company measures progress for fixed price contracts using the concept of proportional performance based upon a unit-based output method. Under the unit-based output method, output units are pre-defined in the contract and revenue is recognized based upon completion of such output units.
PAREXEL’s arrangements with customers generally involve multiple elements. The deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables, at contract inception. The total fee for the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation or termination provisions. Fair value for each element is established generally based on the sales price charged when the same or similar services are sold separately to our customers. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

In the Company’s Perceptive business segment, software revenue is recognized based on a proportional performance basis in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the relevant guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, due to the significant nature of customization of each project.
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
Reimbursable out-of-pocket expenses are reflected in the Company’s Consolidated Statements of Operations under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses”.
As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in PAREXEL’s Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, and/or Direct costs, since such fees are reimbursed by clients on a “pass through basis”, without risk or reward to the Company. The amounts of these investigator fees were $92.7 million, $64.1 million, and $92.5 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.
Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Marketable securities include securities purchased with original maturities of greater than 90 days. Marketable securities are classified as available for sale and are carried at fair market value, which approximates amortized cost. Unrealized gains and losses on these securities, net of taxes, are recorded in stockholders’ equity.
Concentration of Credit Risk
Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal year 2006 and 2005, the Company’s largest client accounted for 7% and 8%, respectively, of consolidated service revenue.
Provision for Losses on Receivables
PAREXEL records a loss provision based on historical collectability and specific identification of potential problem accounts.
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
Development of Software for Internal Use
The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below. The amounts related to internal use software totaled $49.8 million at June 30, 2006 and $38.8 million at June 30, 2005. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

Research and Development Costs
The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $6.4 million, $4.6 million, and $4.0 million in fiscal years 2006, 2005, and 2004, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Advertising Costs
All advertising costs are expensed as incurred. Advertising expense was $0.9 million, $2.3 million, and $2.6 million in fiscal years 2006, 2005, and 2004, respectively.
Goodwill
The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has performed its annual impairment test, with no evidence of impairment of the Company’s goodwill balance for fiscal years 2006, 2005 and 2004.
The changes in the carrying amount of goodwill balances for fiscal years 2006, 2005 and 2004 were as follows (in thousands):

Carrying amount as of June 30, 2003	$29,803
Add: FW Pharma	703
3 Clinical Research	8,056
Effect of changes in rates used for translation and adjustments	2,440

Carrying amount as of June 30, 2004	41,002
Add: IMC	1,951
Final purchase accounting adjustments	(635)
Effect of changes in rates used for translation and adjustments	497

Carrying amount as of June 30, 2005	42,815

Add: Qdot	2,773
Perceptive	3,080
Synchron	(40)
IMC	647
Effect of changes in rates used for translation and adjustments	837

Carrying amount as of June 30, 2006	$50,112

PAREXEL records Goodwill to the business segment affected by the transaction. Goodwill balances by segment at June 30, 2006 are as follows:

($ IN 000’s)	CRS	PCMS	PERCEPTIVE	TOTAL

Goodwill	$25,812	$8,562	$15,738	$50,112

Intangible Assets
Intangible assets consist primarily of technology and customer lists acquired through acquisitions completed by the Company in prior periods (see Note 3 of these notes to the consolidated financial statements below). The estimated useful lives for all intangible assets are between 5 and 10 years.
The changes in the carrying amount of intangible assets for fiscal years 2006 and 2005 were as follows (in thousands):

Carrying amount as of June 30, 2003	$5,763
Add: 3 Clinical Research	5,805
Amortization	(1,412)
Effect of changes in rates used for translation and adjustments	480

Carrying amount as of June 30, 2004	10,636
Add: IMC	585
Less: Amortization	(1,828)
Less: Effect of changes in rates used for translation and adjustments	(165)

Carrying amount as of June 30, 2005	9,228

Less: Amortization	(1,564)
Add: Effect of changes in rates used for translation and adjustments	168

Carrying amount as of June 30, 2006	$7,832

Amortization expense was $1.6 million, $1.8 million, and $1.4 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

2007	$1,681
2008	$1,500
2009	$1,247
2010	$998
2011	$659
Investments
The Company has investments in privately held entities in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records its investments in private entities under the cost method of accounting and assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of these entities. The quarterly assessment includes an evaluation of the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. The balance of the investments recorded under the cost method was approximately $3.6 million as of June 30, 2006 and $1.2 million as of June 30, 2005. Included in the June 30, 2006 balance is approximately $2.4 million related to the purchase of a minority interest in Synchron Research Services Private Limited’s Phase I business during the fourth quarter of fiscal year 2006. During the quarter ended June 30, 2005, the Company wrote off $1.2 million in investments, which were deemed to be permanently impaired. The amount of the write-off is included in the Other income (loss), net line of the consolidated statements of operations.
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

Foreign Currency
Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction gains (losses) were $(0.3) million, $(0.2) million, and $4.4 million in fiscal years 2006, 2005, and 2004, respectively.
Earnings Per Share
Earnings per share has been calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan.
Stock-Based Compensation
Prior to July 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as described by Financial FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the year ended June 30, 2006 includes compensation expense for all stock-based payments granted during the fiscal year ended June 30, 2006 and for all stock-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the year ended June 30, 2006, the amount of compensation expense recognized was $4.4 million, of which, $0.9 million was recorded in direct costs and $3.5 million was recorded in Selling, general and administrative expense in the consolidated statement of operations. The adoption of SFAS No. 123(R) had no effect on cash flow for the fiscal year ended June 30, 2006.
As a result of adopting the new accounting guidance for the year ended June 30, 2006, the Company’s income from continuing operations before income taxes and minority interest, net income, basic earnings per share and diluted earnings per share are $4.4 million, $4.2 million, $0.16 and $0.16 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the years ended June 30, 2005 and June 30, 2004, as all of the shares granted have an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if PAREXEL had applied the fair-value recognition provisions required by SFAS No. 123 at the beginning of fiscal years 2005 and 2004:

($ in thousands, except per share data)	2005	2004

Net income (loss), as reported	$(35,177)	$13,791
Deduct total stock-based compensation, net of tax	(3,211)	(3,487)

Pro forma net income (loss)	$(38,388)	$10,304

Basic net income (loss) per share — as reported	$(1.35)	$0.53
Basic net income (loss) per share — pro forma	$(1.47)	$0.40
Diluted net income (loss) per share — as reported	$(1.35)	$0.51
Diluted net income (loss) per share — pro forma	$(1.47)	$0.38

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
The following assumptions were used in PAREXEL’s Black-Scholes option-pricing model for awards issued during the respective periods:

	For the years ended June 30,
	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.4%	39.0%	55.0%
Risk-free interest rate	4.01%	3.52%	3.12%
Expected terms in years	4.77	5.0	5.0
The following table summarizes information related to stock option activity for the respective periods:

($ in thousands, except per share data)	For the years ended June 30,
	2006	2005	2004

Weighted-average fair value of options granted per share	$8.27	$8.26	$7.51
Intrinsic value of options exercised	$8,208	$3,065	$3,773
Cash received from options exercised	$15,618	$3,853	$4,956
Actual tax benefit realized for tax deductions from options exercised	$—	$—	$1,256
Stock option activities for the three years ended June 30, 2006, 2005 and 2004 were as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
FY 2006
Outstanding at beginning of period	3,093,194	$16.53
Granted	787,000	$20.47
Exercised	(1,001,994)	$15.59
Canceled	(445,455)	$24.63

Outstanding at end of period	2,432,745	$16.71
Exercisable at end of period	1,509,132	$14.78

FY 2005
Outstanding at beginning of period	3,245,425	$15.70
Granted	343,000	$20.28
Exercised	(343,348)	$11.22
Canceled	(151,883)	$18.65

Outstanding at end of period	3,093,194	$16.53
Exercisable at end of period	2,552,441	$16.66

		Weighted-
		Average
	Number of	Exercise
	Options	Price
FY 2004
Outstanding at beginning of period	3,659,361	$15.05
Granted	485,420	$17.13
Exercised	(502,534)	$9.86
Canceled	(396,822)	$18.80

Outstanding at end of period	3,245,425	$15.70
Exercisable at end of period	2,156,845	$16.31
Options that were outstanding and exercisable as of June 30, 2006 are as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life In Years	(In Thousands)
Outstanding at end of period	2,432,745	$16.71	4.41	$30,797
Exercisable at end of period	1,509,132	$14.78	2.94	$22,015
Restricted Stock
On December 16, 2005, PAREXEL awarded an aggregate of 317,000 shares of “restricted stock” to retain executive officers of the Company and an aggregate of 150,000 shares to non-employee members of the Board of Directors. An additional 7,000 and 35,000 shares were awarded to certain executive officers of the Company on March 3, 2006 and May 8, 2006, respectively. Valuation of the restricted stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path. The shares granted to executive officers vest based on whether during the period between the date of grant and December 31, 2008 the closing price of a share of Common Stock on the NASDAQ Global Select Market meets or exceeds specified targets for five consecutive trading days within specified time frames. In addition, any portion of any such award that has not vested by December 31, 2008 will automatically be forfeited to PAREXEL and, in the event a participant ceases to be employed by PAREXEL prior to December 31, 2008, such participant’s award will automatically be forfeited to PAREXEL. For the awards granted on December 16, 2005, the probability of vesting was 57.0%. The derived vesting period was 0.759 years for shares issued to the members of the Board of Directors and 3.044 years for the shares issued to the executive officers. For the awards granted on March 3, 2006, the probability of vesting was 85.6% and the derived vesting period was 2.833 years. For the awards granted on May 8, 2006, the probability of vesting was 87.0% and the derived vesting period was 3.148 years.
Restricted stock activity under the Plan during the year ended June 30, 2006 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at beginning of period	—	—
Granted	509,000	$13.79
Vested	(50,000)	$12.62
Forfeited	(93,667)	$12.62

Outstanding at end of period, non-vested	365,333	$14.25
As of June 30, 2006, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) is approximately $9.7 million, which will be recognized over a weighted-average period of 4 years.

Derivative Financial Instruments
The Company utilizes derivative financial instruments to reduce currency exposures related to certain foreign currency denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If the derivative instruments are designated as cash flow hedges, the corresponding effective portion of the changes in fair value are recorded in stockholders equity as a component of other comprehensive income (“OCI”). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The amount recorded in OCI at June 30, 2006 will be reclassified to earnings within twelve months. Changes in the ineffective portion of a derivative instrument are recognized in earnings in the periods in which they are identified. In fiscal year 2006, approximately $0.2 million of losses were recognized in earnings due to hedge ineffectiveness and there was no ineffectiveness recorded in fiscal year 2005.
From time to time, the Company enters into foreign currency exchange contracts to hedge foreign currency exposures. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133.
Recently Issued Accounting Standards
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for PAREXEL in fiscal years beginning on July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made by PAREXEL in fiscal years beginning on July 1, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.
NOTE 3. ACQUISITIONS
Fiscal Year 2006
Qdot
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $2.8 million, net of liabilities assumed. Under the agreement, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of June 30, 2006, Qdot had earned approximately $0.8 million in contingent earn-out which is scheduled to be paid in September 2006. In connection with this transaction, the Company recorded approximately $2.8 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Purchase accounting is substantially complete as of June 30, 2006. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.

Perceptive
On August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc. (“Perceptive”), and now owns all of the outstanding capital stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.
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
Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, President of CRS & Perceptive.
The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.
Synchron
Effective June 15, 2006, the Company entered into a joint venture arrangement with Synchron, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. The Company acquired a majority equity interest of 75.0% in the newly-formed entity. In addition, the Company paid approximately $2.4 million for a minority interest in Sychron’s Phase I business, which is accounted for as a cost method investment.
Fiscal Year 2005
IMC
Effective October 1, 2004, the Company acquired 100% of the outstanding stock of IMC, a provider of specialty professional marketing and communication services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the agreement. Pro forma results of IMC’s operations have not been presented because the effect of this acquisition is not material.
Fiscal Year 2004
3C
On March 1, 2004, the Company acquired the remaining outstanding shares of 3C, a clinical research organization with expertise in Phase I and Phase IIa Proof-Of-Concept studies in Berlin, Germany, for $11.7 million in cash. Prior to March 1, 2004, PAREXEL was a minority shareholder of 3C. In association with this transaction, the Company recorded as goodwill approximately $8.1 million of excess cost over the fair value of the interest in the net assets acquired. Pro forma results of 3C’s operations have not been presented because the effect of this acquisition is not material.
FARMOVS
During the first quarter of fiscal year 2004, the Company acquired an additional interest in FARMOVS for approximately $1.0 million. FARMOVS is a Clinical Pharmacology unit in South Africa. PAREXEL now has a 70% investment interest in FARMOVS.

NOTE 4. MARKETABLE SECURITIES
Available-for-sale securities included in marketable securities at June 30, 2006 and 2005 consisted entirely of municipal debt securities. At June 30, 2006, these municipal debt securities had interest reset dates varying from 28 to 35 days, with underlying contractual maturities over ten years.
The Company’s marketable securities are reflected at fair market value, which approximates amortized cost. During fiscal year 2006, gross realized gains were $2.3 million and gross realized losses were $2.0 million. During fiscal year 2005, gross realized gains were $2.9 million and gross realized losses were $2.1 million. During fiscal year 2004, gross realized gains were $2.6 million and gross realized losses were $3.7 million.
NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 2006 and 2005 consisted of the following:

($ IN THOUSANDS)	2006	2005

Billed	$154,270	$124,885
Unbilled	121,262	95,373
Provision for losses on receivables	(3,469)	(2,371)

	$272,063	$217,887

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2006 and 2005 consisted of the following:

($ IN THOUSANDS)	2006	2005

Owned assets:
Computer and office equipment	$78,423	$75,458
Computer software	73,001	61,253
Leasehold improvements	26,045	24,408
Furniture and fixtures	17,612	17,023
Medical equipment	15,476	11,647
Buildings	4,649	4,418
Other	2,695	1,943

	217,901	196,150
Less: accumulated depreciation	(140,523)	(125,993)

	77,378	70,157

Assets held under capital lease:
Computer software	1,999	2,128
Less: accumulated amortization	(991)	(420)

	1,008	1,708

	$78,386	$71,865

Depreciation and amortization expense relating to property and equipment was $24.5 million, $27.8 million, and $24.4 million, for the years ended June 30, 2006, 2005, and 2004, respectively. Depreciation expense for the year ended June 30, 2005 included $2.7 million in accelerated depreciation for certain impaired assets including amounts related to unamortized leasehold improvements on abandoned leased facilities.

NOTE 7. RESTRUCTURING CHARGES
During the year ended June 30, 2006, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during the year ended June 30, 2006 in association with the fourth quarter fiscal year 2005 restructuring plan.
During the year ended June 30, 2005, the Company recorded restructuring charges totaling $24.3 million consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities, partially offset by $0.5 million related to changes in assumptions for leased facilities, which were previously abandoned. In addition, in fiscal year 2005, the Company recorded $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets.
During the year ended June 30, 2004, the Company recorded restructuring charges totaling $10.8 million, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001.
Changes in the restructuring accrual during fiscal years 2006, 2005, and 2004 are summarized below:

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
($ IN THOUSANDS)	June 30, 2005	Adjustments	Exchange	June 30, 2006

Employee severance costs	$3,694	$1,765	$(4,725)	$734
Facilities-related charges	27,310	(2,601)	(9,286)	15,423

	$31,004	$(836)	$(14,011)	$16,157

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
	June 30, 2004	Adjustments	Exchange	June 30, 2005

Employee severance costs	$1,503	$4,300	$(2,109)	$3,694
Facilities-related charges	11,923	20,015	(4,628)	27,310

	$13,426	$24,315	$(6,737)	$31,004

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
	June 30, 2003	Adjustments	Exchange	June 30, 2004

Employee severance costs	$244	$3,875	$(2,616)	$1,503
Facilities-related charges	8,506	6,921	(3,504)	11,923

	$8,750	$10,796	$(6,120)	$13,426

NOTE 8. CREDIT ARRANGEMENTS
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 4% and 6%. The line of credit may be revoked or cancelled by the Bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2006, the Company had approximately Euro 12.0 million available under this line-of-credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 5% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2006, the Company had approximately $1.8 million available under these arrangements.
The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged in legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are recorded separately in the Company’s consolidated statement of operations.
NOTE 9. STOCKHOLDERS’ EQUITY
As of June 30, 2006 and 2005, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through June 30, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. During the period from July 1, 2006 to September 1, 2006, the Company did not acquire any additional shares.
2003 Preferred Stock Rights
On March 27, 2003, the Company adopted a Shareholder Rights Plan. Under this Plan, one Right for each outstanding share was distributed to stockholders of record as of April 7, 2003. The Rights trade with the underlying common stock and initially are not exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or a group acquires 20 percent or more of the Company’s common stock or commences a tender offer for 20 percent or more of the Company’s outstanding stock. If the Rights become exercisable, the type and amount of securities receivable upon exercise of each Right will depend on the circumstances at the time of exercise. Each Right will initially entitle each stockholder to purchase one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $98.00. The adoption of this Plan did not impact the Company’s financial position or results of its operations.
NOTE 10. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding common stock equivalents Outstanding options to purchase approximately 0.1 million and 0.7 million shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2006 and 2004, respectively, because they were anti-dilutive. There were no anti-dilutive shares outstanding for the fiscal year ended June 30, 2005 as a result of the net loss for the year.

The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)	2006	2005	2004

Net income (loss) attributable to common shares	$23,544	$(35,177)	$13,791

Weighted average number of shares outstanding, used in computing basic earnings per share	26,557	26,065	26,010
Dilutive common stock equivalents	456	—	785

Weighted average shares used in computing diluted earnings per share	27,013	26,065	26,795

Basic earnings (loss) per share	$0.89	$(1.35)	$0.53
Diluted earnings (loss) per share	$0.87	$(1.35)	$0.51
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) has been calculated by the Company in accordance with SFAS No. 130 “Reporting Comprehensive Income”. The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

		Unrealized gain
		(loss) on available
		for sale securities
	Foreign currency	and derivative
($ IN THOUSANDS)	translation	instruments	Total

Balance as of June 30, 2003	$(2,853)	$—	$(2,853)
Changes during the year	5,458	(98)	5,360

Balance as of June 30, 2004	2,605	(98)	2,507
Changes during the year	(2,507)	(356)	(2,863)

Balance as of June 30, 2005	98	(454)	(356)
Changes during the year	5,540	712	6,252

Balance as of June 30, 2006	$5,638	$258	$5,896

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS
The Stock Option Committee of the Board of Directors is responsible for administration of the Company’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
On May 26, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of certain unvested out-of-the-money stock options previously awarded to current employees, including executive officers, and non-employee directors, effective as of the close of business on June 30, 2005 in accordance with the provisions of the Company’s Second Amended and Restated 1995 Stock Option Plan, 1998 Non-qualified, Non-Officer Stock Option Plan and the 2001 Stock Incentive Plan. A stock option was considered out-of-the-money if the option exercise price was greater than the closing price per share of Common Stock of the Company on the NASDAQ Global Select Market on June 30, 2005. Such actions were taken primarily to eliminate any future compensation expense the Company would have otherwise recognized in its income statement upon adoption of SFAS 123(R). There were 281,000 stock options that vested as a result of the acceleration on June 30, 2005. The closing price on June 30, 2005 was $19.82 per share. No compensation expense was recorded as a result of this acceleration.

2005 Stock Incentive Plan
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
On December 16, 2005, the Compensation Committee of the Board of Directors voted to award an aggregate of 317,000 shares of restricted stock to certain executive officers of the Company and an aggregate of 150,000 shares of restricted stock to the members of the Board of Directors. On March 3, 2006 and May 8, 2006, an additional 7,000 shares and 35,000 shares, respectively, of restricted stock were awarded to certain executive officers of the Company.
2001 Stock Incentive Plan
In September 2001, the Company adopted the 2001 Stock Incentive Plan, (“2001 Plan”) which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 1,000,000 shares of common stock to employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment) of the Company. Options under the 2001 Plan expire no more than ten years from the date of grant and the expiration date and vesting period may vary at the Board of Directors’ discretion.
1998 Stock Plan
In February 1998, the Company adopted the 1998 Non-qualified, Non-officer Stock Option Plan (the “1998 Plan”) which provides for the grant of non-qualified options to purchase up to an aggregate of 500,000 shares of common stock to any employee or consultant of the Company who is not an executive officer or director of the Company. In January 1999, the Company’s Board of Directors approved an increase in the number of shares issuable under the 1998 Plan to 1,500,000 shares. Options under the 1998 Plan expire eight years from the date of grant and vest at dates ranging from the issuance date to five years.
1995 Stock Plan
The 1995 Stock Plan (“1995 Plan”) provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 3,028,674 shares of common stock to directors, officers, employees, and consultants to the Company. Options under the 1995 Plan expire eight years from the date of grant and vest over ninety days to five years. The 1995 Plan expired on September 13, 2005, except for options outstanding on that date.
Employee Stock Purchase Plans
In March 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). Under the 2000 Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first day of each opening period or last day of each purchase period (as defined by the 2000 Purchase Plan), whichever was lower, up to specified limits. The 2000 Purchase Plan was amended in May 2005 for offering periods commencing on or after June 1, 2005 to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). An aggregate of approximately 1,800,000 shares may be issued under the 2000 Purchase Plan.
During fiscal year 2006, there were 59,361 shares purchased at a range of $19.54 to $27.27 per share and; during fiscal year 2005, there were 209,252 shares purchased at a range of $10.59 to $16.82 per share.
Perceptive Stock Incentive Plan
In August 2000, Perceptive Informatics, Inc., adopted the 2000 Stock Incentive Plan (“the Perceptive Plan”), which was amended in March 2003 to grant rights to purchase up to an aggregate of 7,030,000 shares of Perceptive common stock. Under the Perceptive Plan, Perceptive was able to grant to its employees, officers, directors, consultants and advisors, options, restricted stock awards, or other stock-based awards. As of June 30, 2005, Perceptive was not publicly traded and options to purchase 4,206,535 shares were outstanding under this plan and the options to purchase 137,250 shares had been exercised as of June 30, 2005.

As discussed in Note 3, on August 22, 2005, PAREXEL acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to Purchase Perceptive common stock prior to the merger.
Refer to Note 2 above for stock option activities for the three years ended June 30, 2006.
401(k)
The Company sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. The Company matches 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were approximately $2.3 million for each of the years ended June 30, 2006 and 2005 and approximately $2.7 million for the year ended June 30, 2004.
NOTE 13. FINANCIAL INSTRUMENTS
As of June 30, 2006 and 2005, the Company had entered into foreign currency exchange contracts to exchange foreign currencies to the U.S. dollar. The notional contract amount of outstanding foreign currency exchange contracts was approximately $36.2 million and $11.9 million at June 30, 2006 and 2005, respectively.
While it is not the Company’s intention to terminate the above financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of foreign currency exchange contracts were approximately $36.8 million at June 30, 2006 and $11.7 million at June 30, 2005.
At June 30, 2006, maturities of the Company’s foreign currency exchange contracts ranged from one to eleven months.
NOTE 14. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

($ IN THOUSANDS)	2006	2005	2004

Domestic	$(9,201)	$(30,366)	$(1,120)
Foreign	50,975	31,106	24,563

	$41,774	$740	$23,443

Provisions for income taxes for the three years ended June 30 were as follows:

($ IN THOUSANDS)	2006	2005	2004
Current:
Federal	$1,345	$(692)	$(585)
State	732	152	531
Foreign	13,280	10,342	4,303

	15,357	9,802	4,249

Deferred:
Federal	—	16,439	(493)
State	—	3,570	(43)
Foreign	3,971	5,755	5,600

	3,971	25,764	5,064

	$19,328	$35,566	$9,313

The Company’s consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ IN THOUSANDS)	2006	%	2005	%	2004	%

Income tax expense computed at the federal statutory rate	$14,621	35.0%	$259	35.0%	$8,206	35.0%
State income taxes, net of federal benefit	475	1.1%	99	13.3%	359	1.5%
Foreign rate differential	(2,050)	(4.9)%	(2,298)	-310.5%	594	2.5%
Foreign permanent tax adjustments	529	1.3%	(533)	-72.0%	(1,417)	-6.0%
U.S. permanent tax adjustments	426	1.0%	188	25.4%	(56)	-0.2%
Change in valuation allowances	3,582	8.6%	37,439	5059.3%	2,816	12.0%
Additions to reserves	1,485	3.6%	185	25.0%	(1,317)	-5.6%
Other	260	0.6%	227	30.7%	128	0.5%

	$19,328	46.3%	$35,566	4806.2%	$9,313	39.7%

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

Significant components of the Company’s net deferred tax assets as of June 30, 2006 and 2005 were as follows:

($ IN THOUSANDS)	2006	2005

Deferred tax assets:
US loss carryforwards	$11,341	$8,637
Foreign loss carryforwards	13,028	12,471
Accrued expenses	15,071	36,571
Deferred compensation	1,736	—
Provision for losses on receivables	613	238
Deferred revenue	13,577	11,992
Other	131	167

Gross deferred tax assets	55,497	70,076
Deferred tax asset valuation allowance	(44,068)	(49,128)

Total deferred tax assets	11,429	20,948

Deferred tax liabilities:
Property and equipment	(5,820)	(10,709)
Deferred contract profit	(4,185)	(8,127)
Foreign intangible assets	(1,445)	(1,109)
Foreign risk reserve	(1,839)	(1,818)
Foreign work-in-process valuation	(11,273)	(2,772)
UK group relief	—	(2,946)
Other	(4,863)	(7,300)

Total deferred tax liabilities	(29,425)	(34,781)

	$(17,996)	$(13,833)

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2006 and 2005 were as follows:

($ IN THOUSANDS)	2006	2005

Current deferred tax assets	$934	$18,811
Non-current deferred tax assets	10,495	2,137
Current deferred tax liabilities	(12,645)	(16,928)
Non-current deferred tax liabilities	(16,780)	(17,853)

	$(17,996)	$(13,833)

The Company has tax loss carryforwards, tax effected, of approximately $24.4 million that are available to offset future liabilities for income taxes. Some of the tax loss carryforwards will expire if not used within the next 5 years, but most can be carried forward indefinitely. A valuation allowance has been established for certain future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2006, the valuation allowance decreased by $5.1 million principally resulting from the reduction in foreign balances, partially offset by increases in the U.S. The Company is subject to on-going reviews by taxing authorities. The Company has evaluated the likelihood of unfavorable adjustments arising from these on-going reviews of prior year tax returns and believes adequate provisions have been made in the income tax provision.

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES
The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $30.1 million, $35.6 million, and $34.0 million for fiscal years 2006, 2005 and 2004, respectively. Additionally, the Company has assets under capital leases. Future minimum lease payments due under non-cancelable leases are as follows:

($ IN THOUSANDS)	2007	2008	2009	2010	2011	Thereafter	Total

Operating and capital leases	$43,908	$36,904	$30,071	$17,869	$14,558	$67,085	$210,395
Less: sublease income	(3,679)	(3,225)	(2,620)	(464)	—	—	(9,988)

Total	$40,229	$33,679	$27,451	$17,405	$14,558	$67,085	$200,407

In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 above, as of June 30, 2006, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition as discussed in Note 3 above, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of June 30, 2006, Qdot had earned approximately $0.8 million in contingent earn-out which is scheduled to be paid in September 2006.
The Company has letter-of-credit agreements with banks totaling approximately $5.7 million guaranteeing performance under various operating leases and vendor agreements.
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2006, we have expensed approximately $1.2 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
NOTE 16. RELATED PARTY TRANSACTIONS
As discussed in Note 3, on August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL agreed to pay an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.
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
Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to an executive officer. These payments were not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.
During the third quarter of fiscal year 2004, the Company disposed of a small business by closing an asset sale arrangement with a former non-officer employee. In association with the transaction, the buyer issued a four-year promissory note to the Company. Payments on the promissory note are due on a quarterly basis, commencing on June 30, 2005. The total amount of pro rata gain realized to-date through June 30, 2006 was $131,000. All payments have been received in a timely manner.
NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION
Financial information by geographic area for the three years ended June 30, 2006, 2005 and 2004 were as follows:

($ IN THOUSANDS)	2006	2005	2004

Service revenue:
United States	$217,778	$202,924	$244,713
Europe	358,108	313,114	272,490
Asia and Other	39,061	28,688	23,780

	$614,947	$544,726	$540,983

Income (loss) from operations:
United States	$(5,801)	$(33,357)	$(6,027)
Europe	45,613	32,474	23,364
Asia and Other	43	607	1,036

	$39,855	$(276)	$18,373

Tangible Long-lived assets:
United States	$32,825	$30,981	$29,979
Europe	49,755	43,522	43,034
Asia and Other	2,536	2,462	2,703

	$85,116	$76,965	$75,716

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
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the segments are the same as those described in Note 2. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

($ IN THOUSANDS)	CRS	PCMS	PERCEPTIVE	TOTAL

Service revenue:
2006	$442,512	$117,129	$55,306	$614,947
2005	$379,292	$122,587	$42,847	$544,726
2004	$376,548	$128,462	$35,973	$540,983

Gross profit on service revenue:
2006	$150,291	$35,580	$22,835	$208,706
2005	$128,109	$37,268	$19,305	$184,682
2004	$132,369	$34,684	$17,867	$184,920

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of PAREXEL International Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 67.

/s/ Josef H. von Rickenbach	/s/ James F. Winschel, Jr.

Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer	James F. Winschel, Jr. Senior Vice President and Chief Financial Officer (principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PAREXEL International Corporation:
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2006 expressed an unqualified opinion thereon.
As discussed in Note 2 to the financial statements, in fiscal year 2006 PAREXEL International Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.”
Ernst & Young LLP
Boston, Massachusetts
September 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PAREXEL International Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PAREXEL International Corporation maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that PAREXEL International Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PAREXEL International Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of PAREXEL International Corporation and our report dated September 6, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Boston, Massachusetts
September 6, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fourth quarter of fiscal year 2006, the Company implemented a major new time information management tracking system. Although this new system enhances the Company’s ability to track time by project, the change did not affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
The Company has adopted a code of business conduct and ethics applicable to all of its employees, including its principal executive officers and principal financial officer. The code of business conduct and ethics is available on the Company’s website (www.parexel.com) under the category “Investor Relations-Corporate Governance”.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment Agreements,” “Stock Performance Graph” and “Compensation Committee and Committee Report on Executive Compensation” in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of this report:
(1)	FINANCIAL STATEMENTS
The following financial statements and supplementary data are included in Item 8 of this annual report:
(2)	FINANCIAL STATEMENT SCHEDULES
For the three years ended June 30, 2006:

Schedule II — Valuation and Qualifying Accounts and Reserves	74
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

PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated: September 8, 2006
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Josef H. von Rickenbach Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)	September 8, 2006

/s/ James F. Winschel, Jr. James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	September 8, 2006

/s/ A. Dana Callow, Jr. A. Dana Callow, Jr.	Director	September 8, 2006

/s/ A. Joseph Eagle A. Joseph Eagle	Director	September 8, 2006

/s/ Patrick J. Fortune Patrick J. Fortune	Director	September 8, 2006

/s/ Richard L. Love Richard L. Love	Director	September 8, 2006

/s/ Serge Okun Serge Okun	Director	September 8, 2006

/s/ Ellen M. Zane Ellen M. Zane	Director	September 8, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Organization of the Company, as amended (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-104968) and incorporated herein by this reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-104968) and incorporated herein by this reference).

4.1	Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2	Rights Agreement dated March 27, 2003 between the Corporation and Equiserve Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Vote of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated March 31, 2003 and incorporated herein by this reference).

10.1*	Form of Stock Option Agreement of the Company (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference).

10.2*	Form of Stock Option Agreement under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K dated September 2, 2004 and incorporated herein by this reference).

10.3*	Form of Stock Option Agreement for Executive Officers under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.4*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.5*	Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by this reference).

10.6*	1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7.1*	2001 Stock Incentive Plan of the Company (filed herewith).

10.7.2*	Amendment No. 1 to 2001 Stock Incentive Plan of the Company (filed herewith).

10.8*	2005 Stock Incentive Plan of the Company (filed herewith).

10.9*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.10*	Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.11*	Corporate Plan for Retirement of the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION

10.12	First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.13	Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.14*	1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.15*	Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by this reference).

10.16	Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.17	Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.18	Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.19*	Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

10.20	Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.21.1*	Change of Control/Severance Agreement, dated as of April 3, 2001, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

10.21.2*	Amendment No. 1 to Change of Control/Severance Agreement, dated as of February 7, 2006, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.22.1*	Change of Control/Severance Agreement, dated as of December 16, 2005, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.22.2*	Amendment No. 1 to Change of Control /Severance Agreement, dated as of February 7, 2006, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference).

10.23	PAREXEL International Nonqualified Deferred Compensation Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by this reference).

10.24	ABN — AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference ).

EXHIBIT NO.	DESCRIPTION

10.25	Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.26*	Change of Control/Severance Agreement, dated as of July 6, 2006, by and between the Company and Douglas A. Batt (filed herewith).

21.1	List of subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to		Balance at
	beginning	costs and	Deductions	end of
($ IN THOUSANDS)	of year	expenses	and write-offs	year

Provision for losses on receivables:
Year ended June 30, 2004	$6,013	$2,089	$(3,887)	$4,215
Year ended June 30, 2005	$4,215	$926	$(2,770)	$2,371
Year ended June 30, 2006	$2,371	$1,293	$(195)	$3,469