Form 10-Q
period 2006-09-30
PAREXEL INTERNATIONAL CORP
filed 2006-11-09
CIK 799729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2006, there were 27,204,999 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2006	June 30,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$84,217	$82,749
Marketable securities	—	10,000
Billed and unbilled accounts receivable, net	295,654	272,063
Prepaid expenses	12,140	11,258
Deferred tax assets	954	934
Other current assets	6,541	8,074

Total current assets	399,506	385,078

Property and equipment, net	80,690	78,386
Goodwill	50,111	50,112
Other intangible assets, net	7,527	7,832
Non-current deferred tax assets	10,476	10,495
Other assets	6,637	6,730

Total assets	$554,947	$538,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,494	$498
Accounts payable	8,364	17,185
Deferred revenue	156,573	139,836
Accrued expenses	15,737	20,117
Accrued restructuring charges	5,728	5,190
Accrued employee benefits and withholdings	39,940	46,385
Current deferred tax liabilities	12,645	12,645
Income tax payable	11,715	7,498
Other current liabilities	2,740	4,172

Total current liabilities	258,936	253,526
Long-term debt, net of current portion	628	705
Non-current deferred tax liabilities	16,812	16,780
Long-term accrued restructuring charges	8,394	10,967
Other liabilities	7,751	5,569

Total liabilities	292,521	287,547

Minority interest in subsidiary	2,189	2,323
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 50,000,000; shares issued and outstanding: 27,191,636 at September 30, 2006 and 26,920,119 at June 30, 2006	286	283
Additional paid-in capital	182,195	177,309
Retained earnings	72,252	65,275
Accumulated other comprehensive income	5,504	5,896

Total stockholders’ equity	260,237	248,763

Total liabilities and stockholders’ equity	$554,947	$538,633

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended
	September 30,
	2006	2005
Service revenue	$165,057	$138,380
Reimbursement revenue	38,450	31,188

Total revenue	203,507	169,568

Costs and expenses:
Direct costs	109,221	93,623
Reimbursable out-of-pocket expenses	38,450	31,188
Selling, general and administrative	38,039	34,051
Depreciation and amortization	6,550	6,370
Restructuring benefit	(74)	(679)

Total costs and expenses	192,186	164,553

Income from operations	11,321	5,015

Interest income	2,457	1,894
Interest expense	(1,761)	(1,416)
Other income (loss)	(213)	559

Total other income	483	1,037

Income before provision for income taxes and minority interest expense (benefit)	11,804	6,052

Provision for income taxes	4,816	3,078
Minority interest expense (benefit), net of tax	11	(344)

Net income	$6,977	$3,318

Earnings per share:
Basic	$0.26	$0.13
Diluted	$0.25	$0.13

Weighted average shares:
Basic	27,052	26,419
Diluted	27,930	26,529
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$6,977	$3,318
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest expense (benefit), net of tax	11	(344)
Depreciation and amortization	6,550	6,370
Stock-based compensation	1,468	608
Changes in operating assets/liabilities	(22,887)	(1,757)

Net cash (used in) provided by operating activities	(7,881)	8,195

Cash flow from investing activities:
Purchases of marketable securities	(25,575)	—
Proceeds from sale of marketable securities	35,575	4,000
Purchases of property and equipment	(8,578)	(6,081)
Acquisition of businesses	(39)	(5,479)
Proceeds from sale of assets	71	6

Net cash provided by (used in) investing activities	1,454	(7,554)

Cash flow from financing activities:
Proceeds from issuance of common stock	3,421	4,708
Payments to repurchase common stock	—	(2,000)
Borrowings (repayments) under lines of credit and long-term debt	4,919	(26)

Net cash provided by financing activities	8,340	2,682

Effect of exchange rate changes on cash and cash equivalents	(445)	28

Net increase in cash and cash equivalents	1,468	3,351
Cash and cash equivalents at beginning of period	82,749	84,622

Cash and cash equivalents at end of period	$84,217	$87,973

Supplemental disclosures of cash flow information

Net cash paid during the period for:
Interest	$1,761	$1,416
Income taxes, net of refunds	$203	$4,193

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$39	$6,274
Liabilities assumed	—	(795)

Cash paid for acquisitions	$39	$5,479

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 (the “2006 10-K”).
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. Outstanding options to purchase approximately 49,000 and 1.4 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended
	September 30,
($ in thousands, except per share data)	2006	2005
Net income	$6,977	$3,318

Weighted average number of shares outstanding used in computing basic earnings per share	27,052	26,419

Dilutive common stock equivalents	878	110

Weighted average number of shares outstanding used in computing diluted earnings per share	27,930	26,529

Basic earnings per share	$0.26	$0.13
Diluted earnings per share	$0.25	$0.13
NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months ended September 30, 2006 and 2005 was as follows:

	For the three months ended
	September 30,
($ in thousands)	2006	2005
Net income	$6,977	$3,318
Add: Foreign currency translation	(313)	(1,177)
Unrealized gain (loss) on available for sale securities and derivative instruments	(79)	146

Comprehensive income	$6,585	$2,287

NOTE 4 – STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended September 30, 2006 and 2005 includes compensation expense for all stock-based payments granted during the quarter and for all stock-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. For the three months ended September 30, 2006, the amount of compensation expense recognized was $1.5 million, of which $0.2 million was recorded in direct costs and $1.3 million was recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. For the three months ended September 30, 2005, the amount of compensation expense recognized was $0.6 million, of which $0.2 million was recorded in direct costs and $0.4 million was recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. The adoption of SFAS No. 123(R) had no effect on cash flows for the three months ended September 30, 2006 and 2005. There were no significant stock option and restricted stock grants during the three-month period ended September 30, 2006.
NOTE 5 – SEGMENT INFORMATION
The Company is managed through three business segments, namely, Clinical Research Services (“CRS”), PAREXEL Consulting and MedCom Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trials management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), and allocates and evaluates other operating costs on a geographic basis. Accordingly, the Company does not include selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

	For the three months ended
	September 30,
($ in thousands)	2006	2005
Service revenue:
Clinical Research Services	$120,236	$99,348
PAREXEL Consulting and MedCom Services	29,310	26,745
Perceptive Informatics, Inc.	15,511	12,287

	$165,057	$138,380

Gross profit on service revenue:
Clinical Research Services	$41,079	$32,226
PAREXEL Consulting and MedCom Services	8,637	7,979
Perceptive Informatics, Inc.	6,120	4,552

	$55,836	$44,757

NOTE 6 – RESTRUCTURING CHARGES
During the three months ended September 30, 2006, the Company recorded a $0.1 million reduction to the existing restructuring reserve as a result of changes in assumptions of leased facilities.
Current activity charged against the restructuring accrual in the three months ended September 30, 2006 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

			Payments/
	Balance at		Foreign	Balance at
	June 30,	Provision/	Currency	September 30,
($ in thousands)	2006	Adjustments	Exchange	2006
Employee severance costs	$734	—	$(251)	$483
Facilities-related charges	15,423	(74)	(1,710)	13,639

	$16,157	$(74)	$(1,961)	$14,122

NOTE 7 – STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through September 30, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program, leaving a remaining balance on the authorization of $6.0 million. There were no additional shares repurchased during the first quarter of fiscal year 2007 and the period from October 1, 2006 to November 7, 2006.
NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of FAS 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be in effect for PAREXEL beginning on July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 requires that changes in accounting principle be retrospectively applied. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. PAREXEL adopted FAS 154 on July 1, 2006 and the adoption of this statement did not have a material impact on the Company’s financial statements in the first quarter of fiscal year 2007.
NOTE 9 – INCOME TAXES
For the three months ended September 30, 2006 and 2005, the Company had an effective income tax rate of 40.8% and 50.9%, respectively. The favorable movement in the tax rate was primarily attributable to projected profitability improvements in the United States (U.S.). The Company has evaluated the likelihood of unfavorable adjustments arising from on-going reviews by taxing authorities and believes adequate provisions have been made in the income tax provision.
NOTE 10 – COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of September 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of September 30, 2006, the Company had paid approximately $0.8 million in contingent earn-out payments.
The Company has letter-of-credit agreements with banks totaling approximately $5.7 million guaranteeing performance under various operating leases and vendor agreements. In addition, the Company’s $15.0 million line of credit with JP Morgan Chase Bank, N.A. is guaranteed by some of PAREXEL’s U.S. entities.
As of September 30, 2006, the Company had approximately $3.9 million in purchase obligations with various vendors for the purchase of computer software and recruiting services.
NOTE 11 – SUBSEQUENT EVENTS
On October 12, 2006, PAREXEL entered into a definitive purchase agreement to acquire the business and operations of California Clinical Trials Medical Group, Inc. (“CCT”) and Behavioral and Medical Research, LLC (“BMR”). Established in 1981 with headquarters in San Diego, CCT and BMR provide a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. The purchase price is $65 million, and the acquisition is expected to close during the second quarter of fiscal year 2007. The Company plans to finance the acquisition with borrowings under new financing arrangements and existing cash.
Subsequent to the quarter ended September 30, 2006, the Company received notice that a clinical trials contract in the $50 million range is highly likely to be cancelled, unrelated to PAREXEL’s performance on the project. The contract will likely be removed from backlog in the second quarter of this fiscal year.
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
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company’s strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, “targets”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth in Item 1A below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this quarterly report.
OVERVIEW
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical marketing, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its founding in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical marketing, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, and experience in global drug development and product launch services represent key competitive strengths.
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
The Company conducts a significant portion of its operations in foreign countries. Approximately 64.2% of the Company’s consolidated service revenue for the three months ended September 30, 2006 and 63.5% of the Company’s consolidated service revenue for the three months ended September 30, 2005, were from non-U.S. operations. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2006, 16.0% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2005, 18.4% of total consolidated service revenue was denominated in British pounds and approximately 35.5% of total consolidated service revenue was denominated in Euros.
Approximately 90% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
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
RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,
			Increase
($ in thousands)	2006	2005	(Decrease)%
Service revenue:
CRS	$120,236	$99,348	$20,888	21.0%
PCMS	29,310	26,745	2,565	9.6%
Perceptive	15,511	12,287	3,224	26.2%

	$165,057	$138,380	$26,677	19.3%

Direct costs:
CRS	$79,157	$67,122	$12,035	17.9%
PCMS	20,673	18,766	1,907	10.2%
Perceptive	9,391	7,735	1,656	21.4%

	$109,221	$93,623	$15,598	16.7%

Gross profit on service revenue:
CRS	$41,079	$32,226	$8,853	27.5%
PCMS	8,637	7,979	658	8.2%
Perceptive	6,120	4,552	1,568	34.4%

	$55,836	$44,757	$11,079	24.8%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005:
Service revenue increased $26.7 million, or 19.3%, to $165.1 million for the three months ended September 30, 2006 from $138.4 million for the three months ended September 30, 2005. On a geographic basis, service revenue for the three months ended September 30, 2006 was distributed as follows: United States — $59.0 million (35.8%), Europe — $94.2 million (57.0%), and Asia & Other - $11.9 million (7.2%). For the three months ended September 30, 2005, service revenue was distributed as follows: United States — $50.4 million (36.5%), Europe — $80.7 million (58.3%), and Asia & Other — $7.3 million (5.2%).

On a segment basis, CRS service revenue increased by $20.9 million, or 21.0%, to $120.2 million in the three months ended September 30, 2006 from $99.3 million in the three months ended September 30, 2005. Of the total $20.9 million increase, $19.5 million was attributed to business growth across all CRS business units, with the remaining $1.9 million attributed to foreign currency fluctuations. PCMS service revenue increased by $2.6 million, or 9.6%, to $29.3 million in the three months ended September 30, 2006 from $26.7 million in the three months ended September 30, 2005. Of the total $2.6 million increase, $3.3 million was attributed to a strong performance in the consulting business, which was offset by a $0.7 million decline caused by weakness in the MedCom business. Perceptive service revenue increased by $3.2 million, or 26.2%, to $15.5 million for the three months ended September 30, 2006 from $12.3 million in the three months ended September 30, 2005. The year-over-year increase was mainly the result of strong growth in the Company’s medical imaging, integration services and IVRS.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $15.6 million, or 16.7%, to $109.2 million for the three months ended September 30, 2006 from $93.6 million in the three months ended September 30, 2005. On a segment basis, CRS direct costs increased by $12.0 million, or 17.9%, to $79.1 million for the three months ended September 30, 2006 from $67.1 million in the three months ended September 30, 2005. The year-over-year increase in CRS direct costs was primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs decreased by 1.8 points to 65.8% for the three months ended September 30, 2006 from 67.6% for the three months ended September 30, 2005 primarily due to improved productivity and better performance in the U.S. PCMS direct costs increased by $1.9 million, or 10.2%, to $20.7 million in the three months ended September 30, 2006 from $18.8 million in the three months ended September 30, 2005. The year-over-year increase in PCMS direct costs was primarily due to higher labor costs associated with higher revenue levels. As a percentage of service revenue, PCMS direct costs remained relatively flat at 70.5% for the three months ended September 30, 2006 and 70.2% for the three months ended September 30, 2005. Perceptive direct costs increased $1.7 million, or 21.4%, to $9.4 million in the three months ended September 30, 2006 from $7.7 million in the three months ended September 30, 2005. The year-over-year increase in Perceptive direct costs is primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs decreased by 2.5 points to 60.5% in the three months ended September 30, 2006 from 63.0% in the three months ended September 30, 2005 primarily because there was no counterpart in recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the first quarter of fiscal year 2006.
Selling, general and administrative (“SG&A”) expenses increased by $4.0 million, or 11.7%, to $38.0 million in the three-month period ended September 30, 2006 from $34.0 million in the three months ended September 30, 2005. Of the total $4.0 million increase, $1.1 million was attributed to increased spending for research and development, $1.0 million in higher selling and promotion costs, $0.9 million was related to higher stock-based compensation; approximately $0.6 million was caused by foreign exchange fluctuation, with the remaining $0.4 million related to other sources. As a percentage of service revenue, SG&A decreased by 1.6 points to 23.0% in the three months ended September 30, 2006 from 24.6% in the three months ended September 30, 2005 mainly because of substantial leverage associated with strong revenue growth and the lack of a counterpart to recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the prior year period.
Depreciation and amortization (“D&A”) expense was $6.6 and $6.4 million for the three months ended September 30, 2006 and 2005, respectively. As a percentage of service revenue, D&A decreased by 0.6 points to 4.0% in the three months ended September 30, 2006 from 4.6% in the three months ended September 30, 2005.
During the three months ended September 30, 2006, the Company recorded a $0.1 million reduction to the existing restructuring reserve as a result of changes in assumptions related to facilities sub-leases. During the three months ended September 30, 2005, the Company recorded a $1.2 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was partially offset by $0.5 million in severance-related restructuring activity.
Other income decreased by $0.5 million, or 53.4% to $0.5 million in the three months ended September 30, 2006 from $1.0 million in the three months ended September 30, 2005. The change was due to a swing in foreign exchange from a gain to a loss.

The Company had an effective income tax rate of 40.8% for the three months ended September 30, 2006 and 50.9% for the three months ended September 30, 2005. The favorable movement in the tax rate was primarily attributable to projected profitability improvements in the U.S. The Company has evaluated the likelihood of unfavorable adjustments arising from on-going reviews by taxing authorities and believes adequate provisions have been made in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations and proceeds from the sale of equity securities. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
Approximately 90% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
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
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 55 days at September 30, 2006, 49 days at June 30, 2006, and 42 days at September 30, 2005. The increase in DSO was caused by record levels of billing in August and September 2006 as a result of triggering an unusually high level of billing milestones. Accounts receivable, net of the provision for losses on receivables was $295.7 million ($173.1 million in billed accounts receivable and $122.6 million in unbilled accounts receivable) at September 30, 2006 and $272.1 million ($152.2 million in billed accounts receivable and $119.9 million in unbilled accounts receivable) at June 30, 2006. Deferred revenue was $156.6 million at September 30, 2006 and $139.8 million at June 30, 2006. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash used in operating activities for the three months ended September 30, 2006 totaled $7.9 million and was attributable to an $8.8 million decrease in accounts payable, a $7.9 million decrease in other current and non-current liabilities, and a $6.9 million increase in account receivable (net of allowance for doubtful accounts and deferred revenue), offset by 7.0 million of net income, $6.5 million related to non-cash charges for depreciation and amortization expense, $1.5 million in stock-based compensation expense, and a $0.7 million decrease in prepaid expenses and other assets. Net cash provided by operating activities for the three months ended September 30, 2005 totaled $8.2 million and consisted of $6.4 million related to non-cash charges for depreciation and amortization expense, $3.3 million of net income, a $1.5 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), and a $1.1 million increase in other current and non-current liabilities, offset by a $3.4 million decrease in accounts payable, a $0.4 million increase in prepaids and other assets, and a $0.3 million decrease in other sources.

Net cash provided by investing activities for the three months ended September 30, 2006 totaled $1.5 million and consisted of $10.0 million of net proceeds from the sales of marketable securities and $0.1 million from other sources, offset by $8.6 million used for capital expenditures (primarily analytical equipment and computer software and hardware). Net cash used in investing activities for the three months ended September 30, 2005 totaled $7.6 million and consisted of $6.1 million of capital expenditures (primarily analytical equipment and computer software and hardware), $5.5 million for the acquisition of Qdot and the acquisition of the equity interest of minority stockholders in Perceptive, offset by $4.0 million in proceeds from the sale of marketable securities.
Net cash provided by financing activities for the three months ended September 30, 2006 totaled $8.3 million, and consisted of $5.0 million in borrowing under a line of credit and $3.4 million from proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan, offset by $0.1 million used for payment of capital lease obligations. Net cash provided by financing activities for the three months ended September 30, 2005 totaled $2.7 million, and consisted of $4.7 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan, offset by $2.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program.
LINES OF CREDIT
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 4% and 6%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2006, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 5% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2006, the Company had approximately $1.8 million available under these arrangements.
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
To fund its U.S. operations, the Company has in place an unsecured, uncommitted line of credit with JP Morgan Chase Bank, N.A. for up to USD $15.0 million. The line bears interest rates based on either Libor or Prime rates, as the Company selects. PAREXEL borrowed $5.0 million under this line of credit during the first quarter of fiscal year 2007. As of September 30, 2006, the amount outstanding under this line was $5.0 million. On October 2, 2006 this $5.0 million was repaid in full.
FINANCING NEEDS
The Company’s primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company’s principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, the Company’s revenue and cash flow would be adversely affected (see “Item 1A–Risk Factors” for further detail). Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.
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

The Company expects capital expenditures to total approximately $32.0 million in fiscal year 2007. As of September 30, 2006, the Company had spent approximately $8.6 million and expects to spend an additional $23.4 million primarily for computer software and hardware, analytical equipment, and leasehold improvements during the remainder of the fiscal year.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of September 30, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no repurchases made during the three months ended September 30, 2006.
As discussed in Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report, on October 12, 2006, PAREXEL entered into a definitive purchase agreement to acquire the business and operations of CCT and BMR. Established in 1981 with headquarters in San Diego, CCT and BMR provide a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. The purchase price is $65 million, and the acquisition is expected to close during the second quarter of fiscal year 2007. The Company plans to finance the acquisition with borrowings under new financing arrangements and existing cash.
COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of September 30, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. As of September 30, 2006, the Company had paid approximately $0.8 million in contingent earn-out payments.
The Company has letter-of-credit agreements with banks totaling approximately $5.7 million guaranteeing performance under various operating leases and vendor agreements. In addition, the Company’s $15.0 million line of credit with JP Morgan Chase Bank, N.A. is guaranteed by some of PAREXEL’s U.S. entities.
As of September 30, 2006, the Company had approximately $3.9 million in purchase obligations with various vendors for the purchase of computer software and recruiting services.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company’s investors.
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.2% of its consolidated service revenue for the three-month period ended September 30, 2006 from operations outside of the U.S., of which 16.0% was denominated in British pounds and approximately 36.3% was denominated in Euros. The Company derived approximately 63.5% of its consolidated service revenue for the three months ended September 30, 2005 from operations outside of the U.S., of which 18.4% was denominated in British pounds and approximately 35.5% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of foreign currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS

No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $13.2 million at September 30, 2006.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $20.1 million at September 30, 2006. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. During the three-month period ended September 30, 2006, the Company recorded foreign exchange losses of $0.4 million and during the three-month period ended September 30, 2005, the Company recorded foreign-exchange gains of $0.5 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INFLATION
The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of FAS 157 will have on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be in effect for PAREXEL beginning on July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 requires that changes in accounting principle be retrospectively applied. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. PAREXEL adopted FAS 154 on July 1, 2006 and the adoption of this statement did not have a material impact on the Company’s financial statements in the first quarter of fiscal year 2007.
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

FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.2% of its consolidated service revenue for the three-month period ended September 30, 2006 from operations outside of the U.S., of which 16.0% was denominated in British pounds and approximately 36.3% was denominated in Euros. The Company derived approximately 63.5% of its consolidated service revenue for the three months ended September 30, 2005 from operations outside of the U.S., of which 18.4% was denominated in British pounds and approximately 35.5% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $13.2 million at September 30, 2006.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $20.1 million at September 30, 2006. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.0 million. During the three-month period ended September 30, 2006, the Company recorded foreign exchange loss of $0.4 million and during the three-month period ended September 30, 2005, the Company recorded foreign exchange gain of $0.5 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATE
The Company’s exposure to interest rate changes is currently minimal as the level of long-term debt and marketable securities the Company has are minimal. Long-term debt was approximately $0.6 million at September 30, 2006 and approximately $0.7 million at June 30, 2006. Marketable securities were zero at September 30, 2006 and $10.0 million at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Clients terminate or delay their contracts for a variety of reasons, including,:
–	merger or potential merger related activities;

–	failure of products being tested to satisfy safety requirements;

–	failure of products being tested to prove effective;

–	products having unexpected or undesired clinical results;

–	client decisions to forego a particular study, perhaps for economic reasons;

–	insufficient patient enrollment in a study;

–	insufficient investigator recruitment;

–	production problems which cause shortages of the product;

–	product withdrawal following market launch; and

–	shut down of manufacturing facilities.
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
THE FIXED RATE NATURE OF OUR CONTRACTS COULD HURT OUR OPERATING RESULTS
Approximately 90% of our contracts are fixed rate. If we fail to adequately price our contracts or if we experience significant cost overruns, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.
IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR OUR SERVICES COULD DECREASE
Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the Food and Drug Administration (“FDA”) or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In both fiscal year 2006 and fiscal year 2005, our five largest clients accounted for approximately 25% of our consolidated service revenue and no single client accounted for 10% or more of consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.
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
In order to mitigate the risk of liability, we seek to include indemnity provisions in our Clinical Research Services contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. The indemnity provisions we include in these contracts would not cover our exposure if:
–	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

–	a client failed to indemnify us in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.
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

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through September 30, 2006, we recorded approximately $1.4 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.2% of total consolidated service revenue for the three months ended September 30, 2006 and approximately 63.5% of total consolidated service revenue for the three months ended September 30, 2005. More specifically, our service revenue from operations in the United Kingdom represented 16.0% of total consolidated service revenue for the three months ended September 30, 2006 and 18.4% of total consolidated service revenue for the three months ended September 30, 2005. Our service revenue from operations in Germany represented 19.3% of total consolidated service revenue for the three months ended September 30, 2006 and 18.8% of total consolidated service revenue for the three months ended September 30, 2005. Accordingly, our business is subject to risks associated with doing business internationally, including:
–	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

–	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

–	difficulty in staffing and managing widespread operations;

–	unfavorable labor regulations applicable to its European or other international operations;

–	changes in foreign currency exchange rates; and

–	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.
OUR OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF OUR COMMON STOCK
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $10.6 million for the fiscal quarter ended December 31, 2005, $11.2 million for the fiscal quarter ended March 31, 2006, $13.1 million for the fiscal quarter ended June 30, 2006 and $11.3 million for the fiscal quarter ended September 30, 2006. Factors that cause these variations include:
–	the level of new business authorizations in a particular quarter or year;

–	the timing of the initiation, progress, or cancellation of significant projects;

–	exchange rate fluctuations between quarters or years;

–	restructuring charges;

–	the mix of services offered in a particular quarter or year;

–	the timing of the opening of new offices;

–	costs and the related financial impact of acquisitions;

–	the timing of internal expansion;

–	the timing and amount of costs associated with integrating acquisitions;

–	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

–	the dollar amount of changes in contract scope finalized during a particular period.
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
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 64.2% of our total consolidated service revenue for the three months ended September 30, 2006 and approximately 63.5% of our total consolidated service revenue for the three months ended September 30, 2005 were from non-U.S. operations. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2006 was positively impacted by approximately $2.4 million as compared to the three months ended September 30, 2005. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
–	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2006, 16.0% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2005, 18.4% of total consolidated service revenue was denominated in British pounds and approximately 35.5% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

–	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
We have expanded our business substantially in the past. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
–	continue to improve operating, administrative, and information systems;

–	accurately predict future personnel and resource needs to meet client contract commitments;

–	track the progress of ongoing client projects; and

–	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
If we do not take these actions and are not able to manage the expanded business, the expanded business may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.
We may face additional risks in expanding our foreign operations. Specifically, we may find it difficult to:
–	assimilate differences in foreign business practices, exchange rates and regulatory requirements;

–	operate amid political and economic instability;

–	hire and retain qualified personnel; and

–	overcome language, tariff and other barriers.
WE MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO OUR ONGOING BUSINESS
We have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:
–	assimilate the operations and services or products of the acquired company;

–	integrate acquired personnel;

–	retain and motivate key employees;

–	retain customers;

–	identify and manage risks facing the acquired company; and

–	minimize the diversion of management’s attention from other business concerns.
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
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
–	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

–	actual and projected full year pretax income;

–	changes in tax laws in the various taxing jurisdictions;

–	audits by the taxing authorities; and

–	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
Provisions of our articles of organization, by-laws and our shareholder rights plan, as well as provisions of Massachusetts law, may enable our management to resist acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:
–	we have divided our board of directors into three classes that serve staggered three-year terms;

–	we are subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors and the number of directors may be fixed only by our board of directors;

–	we are subject to Chapter 110F of the Massachusetts General Laws which limits our ability to engage in business combinations with certain interested stockholders;

–	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

–	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.
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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On November 6, 2006, the closing sale price of our common stock on the NASDAQ Global Select Market was $31.29 per share. During the period from October 1, 2004 to September 30, 2006, the closing price of our common stock ranged from a high of $37.28 per share to a low of $17.28 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:
–	operating results;

–	earnings estimates by analysts;

–	market conditions in the industry;

–	prospects of health care reform;

–	changes in government regulations;

–	general economic conditions, and

–	our effective income tax rate.
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

PAREXEL International Corporation
Date: November 9, 2006	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: November 9, 2006	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002