Form 10-Q
period 2006-12-31
PAREXEL INTERNATIONAL CORP
filed 2007-02-09
CIK 799729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2007, there were 27,348,029 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	June 30,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$88,434	$82,749
Marketable securities	—	10,000
Billed and unbilled accounts receivable, net	339,987	272,063
Prepaid expenses	12,362	11,258
Deferred tax assets	1,000	934
Other current assets	9,519	8,074

Total current assets	451,302	385,078

Property and equipment, net	86,721	78,386
Goodwill	89,621	50,112
Other intangible assets, net	30,355	7,832
Non-current deferred tax assets	10,486	10,495
Other assets	7,110	6,730

Total assets	$675,595	$538,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$50,520	$498
Accounts payable	13,288	17,185
Deferred revenue	193,114	139,836
Accrued expenses	23,496	20,117
Accrued restructuring charges	5,454	5,190
Accrued employee benefits and withholdings	41,066	46,385
Deferred tax liabilities	12,912	12,645
Income tax payable	12,970	7,498
Other current liabilities	4,696	4,172

Total current liabilities	357,516	253,526
Long-term debt, net of current portion	595	705
Non-current deferred tax liabilities	16,887	16,780
Long-term accrued restructuring charges	7,401	10,967
Other liabilities	8,151	5,569

Total liabilities	390,550	287,547

Minority interest in subsidiary	2,508	2,323
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized:
5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized:
50,000,000; shares issued and outstanding: 27,298,595 at December 31, 2006 and 26,920,119 at June 30, 2006	286	283
Additional paid-in capital	185,390	177,309
Retained earnings	81,332	65,275
Accumulated other comprehensive income	15,529	5,896

Total stockholders’ equity	282,537	248,763

Total liabilities and stockholders’ equity	$675,595	$538,633

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months		For the six months ended
	ended December 31,		December 31,
	2006	2005	2006	2005
Service revenue	$180,474	$149,762	$345,531	$288,142
Reimbursement revenue	39,522	33,749	77,972	64,937

Total revenue	219,996	183,511	423,503	353,079

Costs and expenses:
Direct costs	120,076	98,536	229,297	192,159
Reimbursable out-of-pocket expenses	39,522	33,749	77,972	64,937
Selling, general and administrative	38,930	34,255	76,969	68,306
Depreciation	6,608	5,982	12,751	11,969
Amortization	993	411	1,400	794
Restructuring benefit	—	—	(74)	(679)

Total costs and expenses	206,129	172,933	398,315	337,486

Income from operations	13,867	10,578	25,188	15,593

Interest income	2,612	2,767	5,069	4,661
Interest expense	(2,628)	(2,106)	(4,389)	(3,522)
Other income (loss)	839	(20)	626	539

Total other income, net	823	641	1,306	1,678

Income before provision for income taxes and minority interest expense (benefit)	14,690	11,219	26,494	17,271

Provision for income taxes	5,482	6,299	10,298	9,377
Minority interest expense (benefit), net of tax	128	(123)	139	(467)

Net income	$9,080	$5,043	$16,057	$8,361

Earnings per share:
Basic	$0.33	$0.19	$0.59	$0.32
Diluted	$0.32	$0.19	$0.57	$0.31

Weighted average shares:
Basic	27,245	26,441	27,148	26,401
Diluted	27,970	26,788	27,950	26,651
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended
	December 31,
	2006	2005
Cash flow from operating activities:
Net income	$16,057	$8,361
Adjustments to reconcile net income to net cash provided by operating activities:

Minority interest expense (benefit), net of tax	139	(467)
Depreciation and amortization	14,151	12,763
Stock-based compensation	2,524	1,469
Changes in operating assets/liabilities	(9,244)	20,810

Net cash provided by operating activities	23,627	42,936

Cash flow from investing activities:
Purchases of marketable securities	(37,475)	(32,325)
Proceeds from sale of marketable securities	47,475	9,575
Purchases of property and equipment	(17,311)	(13,131)
Acquisition of businesses	(70,453)	(6,505)
Proceeds from sale of assets	176	41

Net cash used in investing activities	(77,588)	(42,345)

Cash flow from financing activities:
Borrowing under lines of credit	65,000	—
Repayments under lines of credit	(15,000)	—
Proceeds from issuance of common stock	5,560	6,213
Payments to repurchase common stock	—	(4,000)
Borrowings (repayments) under long-term debt	(142)	2

Net cash provided by financing activities	55,418	2,215

Effect of exchange rate changes on cash and cash equivalents	4,228	(2,220)

Net increase in cash and cash equivalents	5,685	586
Cash and cash equivalents at beginning of period	82,749	84,622

Cash and cash equivalents at end of period	$88,434	$85,208

Supplemental disclosures of cash flow information

Net cash paid during the period for:
Interest	$4,388	$3,522
Income taxes, net of refunds	$3,906	$1,396

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$74,480	$7,300
Liabilities assumed	(4,027)	(795)

Cash paid for acquisitions	$70,453	$6,505

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 (the “2006 10-K”).
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. All outstanding restricted stock and certain outstanding options to purchase approximately 49,000 and 0.9 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2006 and 2005, respectively, because they were anti-dilutive. All outstanding restricted stock and certain outstanding options to purchase approximately 49,000 and 1.7 million shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2006 and 2005, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended		For the six months ended
	December 31,		December 31,
(in thousands, except per share data)	2006	2005	2006	2005

Net income	$9,080	$5,043	$16,057	$8,361

Weighted average number of shares outstanding used in computing basic earnings per share	27,245	26,441	27,148	26,401

Dilutive common stock equivalents	725	347	802	250

Weighted average number of shares outstanding used in computing diluted earnings per share	27,970	26,788	27,950	26,651

Basic earnings per share	$0.33	$0.19	$0.59	$0.32
Diluted earnings per share	$0.32	$0.19	$0.57	$0.31
NOTE 3 — COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months and six months ended December 31, 2006 and 2005 were as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands)	2006	2005	2006	2005

Net income	$9,080	$5,043	$16,057	$8,361
Add: Foreign currency translation	9,820	(2,561)	9,507	(3,739)
Unrealized gain on available for sale securities and derivative instruments	205	81	126	227

Comprehensive income	$19,105	$2,563	$25,690	$4,849

NOTE 4 — ACQUISITIONS
On November 15, 2006, PAREXEL acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) as previously announced on October 12, 2006. Established in 1981 with headquarters in San Diego, CCT and BMR provide a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. In connection with the transaction, PAREXEL entered into a long-term management agreement with CCT.
The acquisition expands PAREXEL’s Clinical Pharmacology capacity to over 400 beds, which PAREXEL believes makes PAREXEL one of the largest providers of Phase I services in the world. It also brings new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and adds depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of CCT/BMR have been included in the accompanying Condensed Consolidated Statements of Income as of the date of acquisition.
Total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value are preliminary as intangible valuations will be finalized in the latter part of fiscal year 2007.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$66,480
Transaction costs	1,832

$68,312

Allocations:
Current assets	$11,884
Property and equipment, net	1,477
Goodwill	35,278
Other intangible assets, net	23,621
Other assets	79

Total assets acquired	72,339

Current liabilities	4,027

Total liabilities assumed	4,027

Net assets acquired	$68,312

This acquisition was initially financed with borrowings from a line of credit. The Company subsequently repaid the line of credit with proceeds from an executed $100 million unsecured senior revolving credit facility on January 12, 2007 (see Note 5).

The following table presents the details of the intangible assets purchased in the CCT/BMR acquisition as of December 31, 2006 (in thousands):

	Weighted Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
Backlog	7.5 months	$1,881	$376	$1,505
Non-competition and non-solicitation agreements	3 years	126	5	121
Customer relationships	15 years	21,614	180	21,434

Total intangible assets purchased		$23,621	$561	$23,060

The estimated amortization expense of intangible assets purchased in the CCT/BMR acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Income as follows (in thousands):

Fiscal Year	Amortization
2007	$2,808
2008	1,483
2009	1,483
2010	1,457
2011	1,441
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of CCT and BMR had occurred at July 1, 2005, the beginning of PAREXEL’s fiscal year 2006 (in thousands, except per share data):

	For the three months ended			For the six months ended
	December 31, 2006			December 31, 2006
	PRXL	CCT/ BMR	Total	PRXL	CCT/ BMR	Total
Service revenue	$180,474	$9,446	$189,920	$345,531	$20,484	$366,015
Net income (loss)*	$9,080	$(219)	$8,851	$16,057	$492	$16,549

Basic EPS*	$0.33	$(0.01)	$0.33	$0.59	$0.02	$0.61
Diluted EPS*	$0.32	$(0.01)	$0.32	$0.57	$0.02	$0.59

	For the three months ended			For the six months ended
	December 31, 2005			December 31, 2005
	PRXL	CCT/ BMR	Total	PRXL	CCT/ BMR	Total
Service revenue	$149,762	$7,981	$157,743	$288,142	$15,030	$303,172
Net income (loss)*	5,043	$76	$5,119	8,361	$(244)	8,117

Basic EPS*	$0.19	$0.00	$0.19	$0.32	$0.01	$0.31
Diluted EPS*	$0.19	$0.00	$0.19	$0.31	$0.01	$0.30

*	Inclusive of the interest expense we would have incurred related to the $50 million in borrowings at an annual interest rate of 6.25% and amortization expense we would have incurred in connection with the customer relationship and non-competition and non-solicitation agreements.

Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $5.7 million, net of liabilities assumed. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid an $0.8 million contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million (approximately $0.9 million to be paid in January 2007 and approximately $1.2 to be paid on December 31, 2007). As of December 31, 2006, the Company recorded approximately $4.9 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.
NOTE 5 — CREDIT FACILITY
Effective November 15, 2006, the Company amended the $15 million uncommitted line of credit with JPMorgan Chase Bank, N.A. (“Bank”) with a new $70 million maximum borrowing amount with a maturity date of January 31, 2007. The amended line of credit permitted borrowing at interest rates equal to LIBOR (ranging from 5.32% to 5.37% at December 31, 2006) plus a margin to be agreed with the Bank and the Company, or rates to be set in any other manner as agreed between the Bank and the Company. The Company entered into the amended line of credit to provide short-term financing for the acquisition of CCT and BMR (see Note 4). The balance outstanding under this line of credit was $50 million at December 31, 2006.
Subsequently, on January 12, 2007, the Company entered into a five-year, $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including and managed by JPMorgan Bank, N.A.) and closed the $70 million line of credit. The Credit Agreement is guaranteed by certain of the Company’s U.S. subsidiaries. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to increase the maximum amount that may be borrowed under the Credit Agreement by $50 million.
The new Credit Agreement may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains covenants applicable to the Company, including maximum capital expenditures requirements, restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding as agreed to percentage of consolidated net income), and transactions with affiliates. Other financial covenants include the following:
•	consolidated leverage ratio not to exceed 2.50:1.00;

•	consolidated interest coverage ratio not to be less than 3.00:1.00; and

•	consolidated net worth not to be less than 80% of consolidated net worth as of September 30, 2006, increasing by 50% of consolidated net income after September 30, 2006, plus 100% of all net equity proceeds.
At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at LIBOR (ranging from 5.32% to 5.37% at December 31, 2006) or an alternate base rate (“ABR”), plus in each case, an additional margin based on the consolidated leverage ratio, not to exceed a per annum rate of 1.375%. The ABR is the greater of the prime rate or the fed funds effective rate, plus 0.5%. The additional margin ranges from 0.625% to 1.375% based upon consolidated leverage ratios ranging from <0.50:1.00 to >2.00:1.00.
At closing on January 12, 2007, the Company borrowed $50 million and repaid the entire balance outstanding under the $70 million line of credit plus all associated interest and fees. The remaining $50 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio.

NOTE 6 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months and six months ended December 31, 2006 and 2005 includes compensation expense for all stock-based payments granted during the period and for all stock-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. .
Stock-based compensation expense recognized in the three and six months ended December 31, 2006 and 2005 were as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands)	2006	2005	2006	2005

Direct costs:
Clinical Research Services	$149	$174	$290	$284
PAREXEL Consulting and MedCom Services	46	73	90	114
Perceptive Informatics, Inc.	53	45	106	63

	248	292	486	461
Selling, general and administrative	808	568	2,038	1,007

Total	$1,056	$860	$2,524	$1,468

NOTE 7 — SEGMENT INFORMATION
The Company is managed through three business segments, namely, Clinical Research Services (“CRS”), PAREXEL Consulting and MedCom Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting, and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trials management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), and allocates and evaluates other operating costs on a geographic basis. Accordingly, the Company does not include selling, general, and administrative expense, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

	For the three months ended		For the six months ended
	December 31,		December 31,
($ in thousands)	2006	2005	2006	2005

Service revenue:
Clinical Research Services	$132,464	$108,866	$252,700	$208,214
PAREXEL Consulting and MedCom Services	28,309	27,196	57,619	53,941
Perceptive Informatics, Inc.	19,701	13,700	35,212	25,987

	$180,474	$149,762	$345,531	$288,142

Gross profit on service revenue:
Clinical Research Services	$44,095	$38,411	$85,174	$70,637
PAREXEL Consulting and MedCom Services	7,120	7,253	15,757	15,232
Perceptive Informatics, Inc.	9,183	5,562	15,303	10,114

	$60,398	$51,226	$116,234	$95,983

NOTE 8 — RESTRUCTURING CHARGES
There have not been any significant changes in restructuring charges in the six months ended December 31, 2006. For further information, refer to the Note 7 of the consolidated financial statements included in the 2006 10-K for the fiscal year ended June 30, 2006.
Current activity charged against the restructuring accrual in the three months ended December 31, 2006 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

			Payments/
	Balance at		Foreign	Balance at
	September 30,	Provision/	Currency	December 31,
($ in thousands)	2006	Adjustments	Exchange	2006

Employee severance costs	$483	$(82)	$(48)	$353
Facilities-related charges	13,639	82	(1,219)	12,502

	$14,122	—	$(1,267)	$12,855

NOTE 9 — STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through December 31, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program, leaving a remaining balance on the authorization of $6.0 million. There were no additional shares repurchased during either the first half of fiscal year 2007 or for the period from January 1, 2007 to February 7, 2007.
NOTE 10 — RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB No. 108 effective immediately.

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
NOTE 11 — INCOME TAXES
For the three months ended December 31, 2006 and 2005, the Company had an effective income tax rate of 37.3% and 56.1%, respectively. For the six months ended December 31, 2006 and 2005, the Company had an effective income tax rate of 38.9% and 54.3%, respectively. The favorable movement in the tax rate from year-over-year was primarily attributable to projected and realized profitability improvements in the United States (U.S.). The Company has evaluated the likelihood of unfavorable adjustments arising from on-going reviews by taxing authorities and believes adequate provisions have been made in the income tax provision.
NOTE 12 — COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of December 31, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and finalized the earn-out agreement to pay an additional approximately amount of $2.1 million (approximately $0.9 million to be paid in January 2007 and approximately $1.2 to be paid on December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of December 31, 2006, the Company had approximately $35.6  million in purchase obligations with various vendors for the purchase of computer software and recruiting services through October 31, 2011.

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
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
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
OVERVIEW
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical communications, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions to its clients for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk and cost associated with the development and commercialization of new therapies. Since its incorporation in the beginning of 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, and experience in global drug development and product launch services represent key competitive strengths.
The Company is managed through three business segments, namely, CRS, PCMS and Perceptive.
•	CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•	PCMS provides scientific and technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•	Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

The Company conducts a significant portion of its operations in foreign countries. Approximately 64.0% of the Company’s consolidated service revenue for the six months ended December 31, 2006 and 64.4% of the Company’s consolidated service revenue for the six months ended December 31, 2005, were from non-U.S. operations. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2006, 16.3% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2005, 17.8% of total consolidated service revenue was denominated in British pounds and approximately 36.9% of total consolidated service revenue was denominated in Euros.
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
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2006 and 2005. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2006. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.
RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expense, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2006 and 2005 were as follows:

	For the three months ended December 31,				For the six months ended December 31,
			Increase				Increase
($ in thousands)	2006	2005	(Decrease)%		2006	2005	(Decrease)%

Service revenue:
CRS	$132,464	$108,866	$23,598	21.7%	$252,700	$208,214	$44,486	21.4%
PCMS	28,309	27,196	1,113	4.1%	57,619	53,941	3,678	6.8%
Perceptive	19,701	13,700	6,001	43.8%	35,212	25,987	9,225	35.5%

	$180,474	$149,762	$30,712	20.5%	$345,531	$288,142	$57,389	19.9%

Direct costs:
CRS	$88,369	$70,455	$17,914	25.4%	$167,526	$137,577	$29,949	21.8%
PCMS	21,189	19,943	1,246	6.2%	41,862	38,709	3,153	8.1%
Perceptive	10,518	8,138	2,380	29.2%	19,909	15,873	4,036	25.4%

	$120,076	$98,536	$21,540	21.9%	$229,297	$192,159	$37,138	19.3%

Gross profit on service revenue:
CRS	$44,095	$38,411	$5,684	14.8%	$85,174	$70,637	$14,537	20.6%
PCMS	7,120	7,253	(133)	-1.8%	15,757	15,232	525	3.4%
Perceptive	9,183	5,562	3,621	65.1%	15,303	10,114	5,189	51.3%

	$60,398	$51,226	$9,172	17.9%	$116,234	$95,983	$20,251	21.1%

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2005:
Service revenue increased $30.7 million, or 20.5%, to $180.5 million for the three months ended December 31, 2006 from $149.8 million for the three months ended December 31, 2005. On a geographic basis, service revenue for the three months ended December 31, 2006 was distributed as follows: United States - $65.4 million (36.2%), Europe - $102.5 million (56.8%), and Asia & Other - $12.6 million (7.0%). For the three months ended December 31, 2005, service revenue was distributed as follows: United States - $52.3 million (35.0%), Europe - $88.9 million (59.3%), and Asia & Other - $8.6 million (5.7%).
On a segment basis, CRS service revenue increased by $23.6 million, or 21.7%, to $132.5 million in the three months ended December 31, 2006 from $108.9 million in the three months ended December 31, 2005. Of the total $23.6 million increase, approximately $5.1 million was attributed to foreign currency fluctuations, $4.4 million attributed to incremental revenue from the CCT/BMR acquisition completed in November 2006, with the remaining $14.1 million attributed to business growth across all CRS business units. PCMS service revenue increased by $1.1 million, or 4.1%, to $28.3 million in the three months ended December 31, 2006 from $27.2 million in the three months ended December 31, 2005. Of the total $1.1 million increase, approximately $0.5 million was attributed to foreign currency fluctuations and $2.4 million was attributed from strong performance in the consulting business, which was offset by a $1.9 million decline caused by weakness in the MedCom business. Perceptive service revenue increased by $6.0 million, or 43.8%, to $19.7 million for the three months ended December 31, 2006 from $13.7 million in the three months ended December 31, 2005. Of the total $6.0 million increase, approximately $0.7 million was attributed to foreign currency fluctuations, with the remaining $5.3 million increase resulting from strong business growth across all business lines.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $21.5 million, or 21.9%, to $120.0 million for the three months ended December 31, 2006 from $98.5 million in the three months ended December 31, 2005. On a segment basis, CRS direct costs increased by $17.9 million, or 25.4%, to $88.4 million for the three months ended December 31, 2006 from $70.5 million in the three months ended December 31, 2005. Of the total $17.9 million increase, approximately $3.8 million was attributed to foreign currency fluctuations, with the remaining $14.1 million primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs increased by 2.0 points to 66.7% for the three months ended December 31, 2006 from 64.7% for the three months ended December 31, 2005 as a result of lower utilization levels related to a large cancellation as well as the impact of project delays in Clinical Pharmacology. PCMS direct costs increased by $1.2 million, or 6.2%, to $21.2 million in the three months ended December 31, 2006 from $20.0 million in the three months ended December 31, 2005. The year-over-year increase in PCMS direct costs was primarily due to higher labor costs associated with higher revenue levels. As a percentage of service revenue, PCMS direct costs increased 1.5 points to 74.8% for the three months ended December 31, 2006 from 73.3% for the three months ended December 31, 2005 primarily as a result of a deterioration in the performance of MedCom Services. In January 2007, PAREXEL reduced headcount in the MedCom business by approximately 10% to better align its resources with current market dynamics. Perceptive direct costs increased by $2.4 million, or 29.2%, to $10.5 million in the three months ended December 31, 2006 from $8.1 million in the three months ended December 31, 2005. The year-over-year increase in Perceptive direct costs was due principally to higher labor costs associated with higher revenue levels. As a percentage of service revenue, Perceptive’s direct costs decreased by 6.0 points to 53.4% in the three months ended December 31, 2006 from 59.4% in the three months ended December 31, 2005 primarily due to better productivity levels including improvement in utilization rates.
Selling, general and administrative (“SG&A”) expense increased by $4.7 million, or 13.7%, to $38.9 million in the three-month period ended December 31, 2006 from $34.2 million in the three months ended December 31, 2005. Of the total $4.7 million increase, $0.5 million was attributed to incremental expense associated with the CCT/BMR acquisition completed in November 2006; $0.8 million in higher selling and promotion costs, $0.7 million in increased research and development spending, approximately $1.5 million for foreign exchange fluctuations, and $1.2 million related to other sources. As a percentage of service revenue, SG&A decreased by 1.3 points to 21.6% in the three months ended December 31, 2006 from 22.9% in the three months ended December 31, 2005 mainly because of substantial leverage of costs in connection with strong revenue growth.
Depreciation and amortization (“D&A”) expense increased by $1.2 million, or 18.9%, to $7.6 million in the three months ended December 31, 2006 from $6.4 million for the three months ended December 31, 2005, partly due to incremental D&A expense associated with the CCT/BMR acquisition completed in November 2006 and foreign currency fluctuations. As a percentage of service revenue, D&A decreased by 0.1 point to 4.2% in the three months ended December 31, 2006 from 4.3% in the three months ended December 31, 2005.
Other income, net increased by $0.2 million, or 28.4%, to $0.8 million in the three months ended December 31, 2006 from $0.6 million in the three months ended December 31, 2005. The change was due to foreign exchange gains, partly offset by higher interest expense.
The Company had an effective income tax rate of 37.3% for the three months ended December 31, 2006 and 56.1% for the three months ended December 31, 2005. The favorable movement in the tax rate was primarily attributable to projected and realized profitability improvements in the U.S. as well as a more favorable mix of overall pre-tax profitability. The Company has evaluated the likelihood of unfavorable adjustments arising from on-going reviews by taxing authorities and believes adequate provisions have been made in the income tax provision.
SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2005:
Service revenue increased $57.4 million, or 19.9%, to $345.5 million for the six months ended December 31, 2006 from $288.1 million for the six months ended December 31, 2005. On a geographic basis, service revenue for the six months ended December 31, 2006 was distributed as follows: United States - $124.4 million (36.0%), Europe - $196.6 million (56.9%), and Asia & Other - $24.5 million (7.1%). For the six months ended December 31, 2005, service revenue was distributed as follows: United States - $102.6 million (35.6%), Europe - $169.6 million (58.9%), and Asia & Other - $15.9 million (5.5%).

On a segment basis, CRS service revenue increased by $44.5 million, or 21.4%, to $252.7 million in the six months ended December 31, 2006 from $208.2 million in the six months ended December 31, 2005. Of the total $44.5 million increase, approximately $6.8 million was attributed to foreign currency fluctuations, $4.4 million attributed to incremental business from the CCT/BMR acquisition completed in November 2006, with the remaining $33.3 million attributed to business growth across all CRS business units. PCMS service revenue increased by $3.7 million, or 6.8%, to $57.6 million in the six months ended December 31, 2006 from $53.9 million in the six months ended December 31, 2005. Of the total $3.7 million increase, approximately $0.8 million was attributed to foreign currency fluctuations; $5.5 million was attributed to a strong performance in the consulting business, which was offset by a $2.6 million decline caused by weakness in the MedCom business. Perceptive service revenue increased by $9.2 million, or 35.5%, to $35.2 million for the six months ended December 31, 2006 from $26.0 million in the six months ended December 31, 2005. Of the total $9.2 million increase, approximately $0.9 million was attributed to foreign currency fluctuations, with the remaining $8.3 million increase resulting from strong business growth across all business lines of Perceptive.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $37.1 million, or 19.3%, to $229.3 million for the six months ended December 31, 2006 from $192.2 million in the six months ended December 31, 2005. On a segment basis, CRS direct costs increased by $29.9 million, or 21.8%, to $167.5 million for the six months ended December 31, 2006 from $137.6 million in the six months ended December 31, 2005. Of the total $29.9 million increase, approximately $5.3 million was attributed to foreign currency fluctuations and the remaining $24.6 million primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs increased by 0.2 points to 66.3% for the six months ended December 31, 2006 from 66.1% for the six months ended December 31, 2005. PCMS direct costs increased by $3.2 million, or 8.1%, to $41.9 million in the six months ended December 31, 2006 from $38.7 million in the six months ended December 31, 2005. The year-over-year increase in PCMS direct costs was primarily due to higher labor costs associated with higher revenue levels. As a percentage of service revenue, PCMS direct costs increased by 0.9 points to 72.7% for the six months ended December 31, 2006 from 71.8% for the six months ended December 31, 2005. Perceptive direct costs increased $4.0 million, or 25.4%, to $19.9 million in the six months ended December 31, 2006 from $15.9 million in the six months ended December 31, 2005. The year-over-year increase in Perceptive direct costs is primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs decreased by 4.6 points to 56.5% in the six months ended December 31, 2006 from 61.1% in the six months ended December 31, 2005 primarily due to improvements in utilization. In addition, there was no counterpart to recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the first quarter of fiscal year 2006.
SG&A expenses increased by $8.7 million, or 12.7%, to $77.0 million in the six-month period ended December 31, 2006 from $68.3 million in the six months ended December 31, 2005. Of the total $8.7 million increase, $0.5 million was attributed to incremental expense associated with the CCT/BMR acquisition completed in November 2006, $1.8 million in higher selling and promotion costs, $1.8 million of increased research and development spending, approximately $2.0 million related to foreign exchange fluctuations, and $2.6 million related to other increases. As a percentage of service revenue, SG&A decreased by 1.4 points to 22.3% in the six months ended December 31, 2006 from 23.7% in the six months ended December 31, 2005 mainly because of substantial leverage of costs in connection with strong revenue growth.
D&A expense increased by $1.4 million, or 10.9%, to $14.2 million in the six months ended December 31, 2006 from $12.8 million in the six months ended December 31, 2005. As a percentage of service revenue, D&A decreased by 0.3 points to 4.1% in the six months ended December 31, 2006 from 4.4% in the six months ended December 31, 2005.
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
Other income, net decreased by $0.4 million, or 22.2%, to $1.3 million in the six months ended December 31, 2006 from $1.7 million in the six months ended December 31, 2005, mainly due to higher interest expense.

The Company had an effective income tax rate of 38.9% for the six months ended December 31, 2006 and 54.3% for the six months ended December 31, 2005. The favorable movement in the tax rate was primarily attributable to projected and realized profitability improvements in the U.S. The Company has evaluated the likelihood of unfavorable adjustments arising from on-going reviews by taxing authorities and believes adequate provisions have been made in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations, proceeds from the sale of equity securities and debt borrowings. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
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
Generally, the Company’s clients can terminate their contracts with the Company upon thirty to sixty days notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment or clinical drug manufacturing problems resulting in shortages of the product, product withdrawal following market launch or shut down of manufacturing facilities.
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 53 days at December 31, 2006, 49 days at June 30, 2006, and 31 days at December 31, 2005. The increase in DSO was primarily in the U.S. and was related to the timing of revenue recognition, billing, and contract milestones, coupled with longer payment terms granted to some clients. The aging of the billed receivables is not a concern with more than 76% of either in the current or less than 30 days past due. Accounts receivable, net of the provision for losses on receivables was $340.0 million ($198.0 million in billed accounts receivable and $142.0 million in unbilled accounts receivable) at December 31, 2006 and $272.1 million ($152.2 million in billed accounts receivable and $119.9 million in unbilled accounts receivable) at June 30, 2006. Deferred revenue was $193.1 million at December 31, 2006 and $139.8 million at June 30, 2006. DSO is calculated by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for the six months ended December 30, 2006 totaled $23.6 million and was generated from $16.1 million of net income, $14.1 million related to non-cash charges for depreciation and amortization expense, $2.5 million related to non-cash charges for stock-based compensation, and $1.5 million from other sources, offset by a $5.7 million decrease in accounts payable and a $4.9 million increase in current and other assets. Net cash provided by operating activities for the six months ended December 31, 2005 totaled $42.9 million and was generated from a $16.9 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $12.8 million related to non-cash charges for depreciation and amortization expense, $8.4 million of net income, a $7.4 million increase in other liabilities, $1.5 million related to non-cash charges for stock-based compensation, and a $1.3 million decrease in other assets, offset by a $4.9 million decrease in accounts payable and $0.5 million in minority interest benefits.

Net cash used in investing activities for the six months ended December 31, 2006 totaled $77.6 million and consisted of $70.5 million used in business acquisitions, $17.3 million for capital expenditures (primarily computer software and hardware and analytical equipment), offset by $10.0 million of net proceeds from the sales of marketable securities and $0.2 million from proceeds from the sale of fixed assets. Net cash used in investing activities for the six months ended December 31, 2005 totaled $42.3 million and consisted of $22.7 million used in the net purchase of marketable securities, $13.1 million used for capital expenditures (primarily computer software and hardware and analytical equipment), and $6.5 million used for the combined acquisition-related payments for Qdot, the equity interests of minority stockholders in Perceptive, and an earn-out payment related to the IMC acquisition.
Net cash provided by financing activities for the six months ended December 31, 2006 totaled $55.4 million, and consisted of $65.0 million in borrowings under lines of credit, $5.6 million generated from proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $15.2 million used in repayments under lines of credit and capital lease obligations. Net cash provided by financing activities for the six months ended December 31, 2005 totaled $2.2 million, and was generated from $6.2 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $4.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program.
LINES OF CREDIT
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 4% and 6%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2006, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 5% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2006, the Company had approximately $1.8 million available under these arrangements.
The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are included in “other income (expense), net” in the Company’s Condensed Consolidated Statements of Income.
The Company had in place an unsecured, uncommitted line of credit with JPMorgan Chase Bank, N.A. for up to $15.0 million. On November 15, 2006, the Company amended the line of credit up to a maximum borrowing of $70 million. As of December 31, 2006, the amount outstanding under this line was $50 million. Subsequently on January 12, 2007, the Company entered into a $100 million unsecured senior revolving credit facility and repaid and closed the $70 million line of credit. See Note 5 to the Condensed Consolidated Financial Statements for more detail.
FINANCING NEEDS
The Company’s primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company’s principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, the Company’s revenue and cash flow would be adversely affected (see “Item 1A — Risk Factors” for further detail). Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.
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

The Company expects capital expenditures to total approximately $32.0 million in fiscal year 2007. As of December 31, 2006, the Company had spent approximately $17.3 million and expects to spend an additional $14.7 million primarily for computer software and hardware, analytical equipment, and leasehold improvements during the remainder of the fiscal year.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of December 31, 2006, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no additional shares repurchased during either the first half of fiscal year 2007 or for the period from January 1, 2007 to February 7, 2006.
COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of December 31, 2006, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’2s 2006 10-K, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid an $0.8 million contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million (approximately $0.9 million to be paid in January 2007 and approximately $1.2 to be paid on December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of December 31, 2006, the Company’s purchase obligations with various vendors for the purchase of computer software and recruiting services with scheduled maturities subsequent to December 31, 2006 are as follows:

		Less than 1	1 – 3	3 – 5	More than 5
($ in thousands)	Total	year	years	years	years
Purchase obligations	$35,588	$457	$18,571	$14,145	$2,415
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB No. 108 effective immediately.

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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.0% of its consolidated service revenue for the six-month period ended December 31, 2006 from operations outside of the U.S., of which 16.3% was denominated in British pounds and approximately 36.3% was denominated in Euros. The Company derived approximately 64.4% of its consolidated service revenue for the six months ended December 31, 2005 from operations outside of the U.S., of which 17.8% was denominated in British pounds and approximately 36.9% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $3.4 million at December 31, 2006.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $15.0 million at December 31, 2006. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.5 million. During the six-month period ended December 31, 2006 and 2005, the Company recorded foreign exchange gains of $0.4 million and $0.5 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATES
The Company’s exposure to interest rate changes relates primarily to the level of long-term debt and marketable securities. Long-term debt was approximately $0.6 million at December 31, 2006 and approximately $0.7 million at June 30, 2006. Marketable securities were zero at December 31, 2006 and $10.0 million at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.
THE LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE
Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including a major Phase III cancellation during the first quarter of fiscal year 2005 and a Phase III cancellation during the second quarter of fiscal year 2007.
Clients terminate or delay their contracts for a variety of reasons, including:
—	merger or potential merger related activities involving the client;

—	failure of products being tested to satisfy safety requirements;

—	failure of products being tested to satisfy efficiency criteria;

—	products having unexpected or undesired clinical results;

—	client cost reductions as a result of budgetary limit or changing priorities;

—	client decisions to forego a particular study, perhaps for economic reasons;

—	insufficient patient enrollment in a study;

—	insufficient investigator recruitment;

—	clinical drug manufacturing problems resulting in shortages of the product;

—	product withdrawal following market launch; and

—	shut down of manufacturing facilities.
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
IF WE CANNOT RETAIN OUR HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL, OUR BUSINESS WOULD BE HARMED
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of our products and services and the bio/pharmaceutical services industry. We are a party to an employment agreement with Mr. von Rickenbach, which may be terminated by us or Mr. von Rickenbach upon notice to the other party.
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
In order to mitigate the risk of liability, we seek to include indemnity provisions in our Clinical Research Services contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. The indemnity provisions we include in these contracts would not cover our exposure if:
—	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

—	a client failed to indemnify us in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.
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
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through December 31, 2006, we recorded approximately $1.6 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.0% of total consolidated service revenue for the six months ended December 31, 2006 and approximately 64.4% of total consolidated service revenue for the six months ended December 31, 2005. More specifically, our service revenue from operations in the United Kingdom represented 16.3% of total consolidated service revenue for the six months ended December 31, 2006 and 17.8% of total consolidated service revenue for the six months ended December 31, 2005. Our service revenue from operations in Germany represented 19.5% of total consolidated service revenue for the six months ended December 31, 2006 and 19.8% of total consolidated service revenue for the six months ended December 31, 2005. Accordingly, our business is subject to risks associated with doing business internationally, including:
—	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

—	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

—	difficulty in staffing and managing widespread operations;

—	unfavorable labor regulations applicable to its European or other international operations;

—	changes in foreign currency exchange rates; and

—	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.

OUR OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF OUR COMMON STOCK
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $11.2 million for the fiscal quarter ended March 31, 2006, $13.1 million for the fiscal quarter ended June 30, 2006, $11.3 million for the fiscal quarter ended September 30, 2006 and $13.9 million for the fiscal quarter ended December 31, 2006. Factors that cause these variations include:
—	the level of new business authorizations in a particular quarter or year;

—	the timing of the initiation, progress, or cancellation of significant projects;

—	exchange rate fluctuations between quarters or years;

—	restructuring charges;

—	seasonality;

—	the mix of services offered in a particular quarter or year;

—	the timing of the opening of new offices;

—	costs and the related financial impact of acquisitions;

—	the timing of internal expansion;

—	the timing and amount of costs associated with integrating acquisitions;

—	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

—	the dollar amount of changes in contract scope finalized during a particular period.
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
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 64.0% of our total consolidated service revenue for the six months ended December 31, 2006 and approximately 64.4% of our total consolidated service revenue for the six months ended December 31, 2005 were from non-U.S. operations. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the six months ended December 31, 2006 was positively impacted by approximately $8.5 million as compared to the six months ended December 31, 2005. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

—	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2006, 16.3% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros. For the six months ended December 31, 2005, 17.8% of total consolidated service revenue was denominated in British pounds and approximately 36.9% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

—	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
We have expanded our business substantially in the past. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
—	continue to improve operating, administrative, and information systems;

—	accurately predict future personnel and resource needs to meet client contract commitments;

—	track the progress of ongoing client projects; and

—	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
If we do not take these actions and are not able to manage the expanded business, the expanded business may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.
We may face additional risks in expanding our foreign operations. Specifically, we may find it difficult to:
—	assimilate differences in foreign business practices, exchange rates and regulatory requirements;

—	operate amid political and economic instability;

—	hire and retain qualified personnel; and

—	overcome language, tariff and other barriers.
WE MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO OUR ONGOING BUSINESS
We have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:
—	assimilate the operations and services or products of the acquired company;

—	integrate acquired personnel;

—	retain and motivate key employees;

—	retain customers;

—	identify and manage risks facing the acquired company; and

—	minimize the diversion of management’s attention from other business concerns.
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
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
—	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

—	actual and projected full year pretax income;

—	changes in tax laws in the various taxing jurisdictions;

—	audits by the taxing authorities; and

—	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
Provisions of our articles of organization, by-laws and our shareholder rights plan, as well as provisions of Massachusetts law, may enable our management to resist acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:
—	we have divided our board of directors into three classes that serve staggered three-year terms;

—	we are subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors and the number of directors may be fixed only by our board of directors;

—	we are subject to Chapter 110F of the Massachusetts General Laws which limits our ability to engage in business combinations with certain interested stockholders;

—	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

—	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.

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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On February 6, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market was $33.08 per share. During the period from January 1, 2005 to December 31, 2006, our common stock traded at prices ranging from a high of $37.68 per share to a low of $17.12 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:
—	operating results;

—	earnings estimates by analysts;

—	market conditions in the industry;

—	prospects of health care reform;

—	changes in government regulations;

—	general economic conditions, and

—	our effective income tax rate.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On December 14, 2006, the Company held its 2006 Annual Meeting of Stockholders.

(b)	Not applicable.

(c)	At the meeting, the stockholders of the Company voted:
(1)	to elect the following person to serve as a Class II director, to serve for a three-year term (until the 2009 Annual Meeting). The votes cast were as follows:

	For	Withheld
Richard L. Love	26,101,197	69,978

(2)	to approve amendment to the Company’s Restated Articles of Organization to increase the authorized shares of Common Stock from 50,000,000 to 75,000,000. The votes were cast as follows:

For	Against	Abstain
25,326,144	694,992	150,039
(3)	to ratify of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007. The votes cast were as follows:

For	Against	Abstain
26,152,637	13,058	5,480
(d)	Not applicable.
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

PAREXEL International Corporation

Date: February 9, 2007	By:	/s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 9, 2007	By:	/s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Organization of the Company, as amended.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002