Form 10-Q
period 2007-03-31
PAREXEL INTERNATIONAL CORP
filed 2007-05-09
CIK 799729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2007, there were 27,828,406 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2007	June 30,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$92,608	$82,749
Marketable securities	3,550	10,000
Billed and unbilled accounts receivable, net	319,752	272,063
Prepaid expenses	14,534	11,258
Deferred tax assets	852	934
Other current assets	11,650	8,074

Total current assets	442,946	385,078

Property and equipment, net	89,698	78,386
Goodwill	89,752	50,112
Other intangible assets, net	29,112	7,832
Non-current deferred tax assets	10,497	10,495
Other assets	8,042	6,730

Total assets	$670,047	$538,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$30,486	$498
Accounts payable	13,120	17,185
Deferred revenue	191,207	139,836
Accrued expenses	20,112	20,117
Accrued restructuring charges	4,943	5,190
Accrued employee benefits and withholdings	47,138	46,385
Deferred tax liabilities	12,644	12,645
Income tax payable	12,809	7,498
Other current liabilities	4,115	4,172

Total current liabilities	336,574	253,526
Long-term debt, net of current portion	329	705
Non-current deferred tax liabilities	16,895	16,780
Long-term accrued restructuring charges	6,426	10,967
Other liabilities	7,943	5,569

Total liabilities	368,167	287,547

Minority interest in subsidiary	2,341	2,323
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized:
5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—

Common stock—$.01 par value; shares authorized:
75,000,000 at March 31, 2007 and 50,000,000 at June 30, 2006; shares issued and outstanding:
27,518,273 at March 31, 2007 and 26,920,119 at June 30, 2006	288	283
Additional paid-in capital	189,692	177,309
Retained earnings	92,129	65,275
Accumulated other comprehensive income	17,430	5,896

Total stockholders’ equity	299,539	248,763

Total liabilities and stockholders’ equity	$670,047	$538,633

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Service revenue	$191,215	$157,320	$536,746	$445,462
Reimbursement revenue	49,404	35,295	127,376	100,232

Total revenue	240,619	192,615	664,122	545,694

Costs and expenses:
Direct costs	125,312	103,351	354,609	295,510
Reimbursable out-of-pocket expenses	49,404	35,295	127,376	100,232
Selling, general and administrative	42,253	36,364	119,222	104,670
Depreciation	6,702	6,063	19,453	18,032
Amortization	1,473	376	2,873	1,170
Restructuring benefit	—	(26)	(74)	(705)

Total costs and expenses	225,144	181,423	623,459	518,909

Income from operations	15,475	11,192	40,663	26,785

Interest income	3,700	2,460	8,769	7,121
Interest expense	(3,632)	(1,816)	(8,021)	(5,338)
Other income	224	49	850	588

Total other income, net	292	693	1,598	2,371

Income before provision for income taxes and minority interest expense (benefit)	15,767	11,885	42,261	29,156

Provision for income taxes	5,071	5,371	15,369	14,748
Minority interest expense (benefit), net of tax	(101)	(240)	38	(707)

Net income	$10,797	$6,754	$26,854	$15,115

Earnings per share:
Basic	$0.39	$0.25	$0.99	$0.57
Diluted	$0.38	$0.25	$0.96	$0.56

Weighted average shares:
Basic	27,433	26,564	27,242	26,452
Diluted	28,110	27,145	28,002	26,812
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income	$26,854	$15,115
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense (benefit), net of tax	38	(707)
Depreciation and amortization	22,326	19,202
Stock-based compensation	3,229	3,417
Changes in operating assets/liabilities	4,192	(3,247)

Net cash provided by operating activities	56,639	33,780

Cash flow from investing activities:
Purchases of marketable securities	(100,800)	(59,825)
Proceeds from sale of marketable securities	107,250	38,375
Purchases of property and equipment	(26,841)	(21,157)
Acquisition of businesses	(70,538)	(6,538)
Proceeds from sale of assets	299	64

Net cash used in investing activities	(90,630)	(49,081)

Cash flow from financing activities:
Borrowing under lines of credit	65,000	—
Repayments under lines of credit	(35,000)	(241)
Proceeds from issuance of common stock	9,159	10,280
Payments to repurchase common stock	—	(6,000)
Repayments under long-term debt	(442)	—

Net cash provided by financing activities	38,717	4,039

Effect of exchange rate changes on cash and cash equivalents	5,133	473

Net increase (decrease) in cash and cash equivalents	9,859	(10,789)
Cash and cash equivalents at beginning of period	82,749	84,622

Cash and cash equivalents at end of period	$92,608	$73,833

Supplemental disclosures of cash flow information

Net cash paid during the period for:
Interest	$8,021	$5,338
Income taxes, net of refunds	$10,054	$1,772

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$74,565	$7,333
Liabilities assumed	(4,027)	(795)

Cash paid for acquisitions	$70,538	$6,538

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 (the “2006 10-K”).
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. All outstanding restricted stock and certain outstanding options to purchase approximately 74,000 and 0.2 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive. All outstanding restricted stock and certain outstanding options to purchase approximately 74,000 and 0.3 million shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$10,797	$6,754	$26,854	$15,115

Weighted average number of shares outstanding used in computing basic earnings per share	27,433	26,564	27,242	26,452

Dilutive common stock equivalents	677	581	760	360

Weighted average number of shares outstanding used in computing diluted earnings per share	28,110	27,145	28,002	26,812

Basic earnings per share	$0.39	$0.25	$0.99	$0.57
Diluted earnings per share	$0.38	$0.25	$0.96	$0.56
NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months and nine months ended March 31, 2007 and 2006 were as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands)	2007	2006	2007	2006
Net income	$10,797	$6,754	$26,854	$15,115
Add: Foreign currency translation	2,112	3,322	11,619	(417)
Unrealized gain (loss) on available for sale securities and derivative instruments	(213)	209	(85)	436

Comprehensive income	$12,696	$10,285	$38,388	$15,134

NOTE 4 – ACQUISITIONS
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
The acquisition expanded PAREXEL’s Clinical Pharmacology capacity to over 450 beds. It also brings new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and adds depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the results of operations of CCT/BMR have been included in the accompanying Consolidated Statements of Income as of the date of acquisition.
Total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price allocation are preliminary, as intangible valuations will be finalized in the latter part of fiscal year 2007.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$66,480
Transaction costs	1,900

$68,380

Allocations:
Current assets	$11,884
Property and equipment, net	1,477
Goodwill	35,346
Other intangible assets, net	23,621
Other assets	79

Total assets acquired	72,407

Current liabilities	4,027

Total liabilities assumed	4,027

Net assets acquired	$68,380

This acquisition was initially financed with borrowings from a line of credit. The Company subsequently repaid the line of credit with proceeds from an executed $100 million unsecured senior revolving credit facility on January 12, 2007 (see Note 5).

The following table presents the details of the intangible assets purchased in the CCT/BMR acquisition as of March 31, 2007 (in thousands):

	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
Backlog	7.5 months	$1,881	$1,129	$752
Non-competition and non- solicitation agreements	3 years	126	16	110
Customer relationships	15 years	21,614	540	21,074

Total intangible assets purchased		$23,621	$1,685	$21,936

The estimated amortization expense of intangible assets purchased in the CCT/BMR acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Consolidated Statements of Income as follows (in thousands):

Fiscal Year	Amortization
2007	$2,808
2008	1,483
2009	1,483
2010	1,457
2011	1,441
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of CCT and BMR had occurred at July 1, 2005, the beginning of PAREXEL’s fiscal year 2006 (in thousands, except per share data):

	For the three months ended	For the nine months ended
	March 31, 2007	March 31, 2007
			CCT/
	Total	PRXL	BMR	Total
Service revenue	$191,215	$536,746	$20,484	$557,230
Net income*	$10,797	$26,854	$513	$27,367
Basic EPS*	$0.39	$0.99	$0.01	$1.00
Diluted EPS*	$0.38	$0.96	$0.02	$0.98

	For the three months ended			For the nine months ended
	March 31, 2006			March 31, 2006
		CCT/			CCT/
	PRXL	BMR	Total	PRXL	BMR	Total
Service revenue	$157,320	$7,412	$164,732	$445,462	$15,030	$460,462
Net income (loss)*	$6,754	$(386)	$6,368	15,115	$(803)	$14,312
Basic EPS*	$0.25	$(0.01)	$0.24	$0.57	$(0.03)	$0.54
Diluted EPS*	$0.25	$(0.01)	$0.24	$0.56	$(0.03)	$0.53

*	Inclusive of the interest expense we would have incurred related to the $50 million in borrowings at an annual interest rate of 6.25% and amortization expense we would have incurred in connection with the customer relationship and non-competition and non-solicitation agreements.

Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $5.7 million, net of liabilities assumed. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid an $0.8 million contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million (approximately $0.9 million was paid in January 2007 and approximately $1.2 million to be paid on December 31, 2007). As of March 31, 2007, the Company recorded approximately $4.9 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Pro forma results of Qdot operations have not been presented because the effect of this acquisition is not material.
NOTE 5 – CREDIT FACILITY
Effective November 15, 2006, the Company amended the $15 million uncommitted line of credit it had with JPMorgan Chase Bank, N.A. (“Bank”) with a new $70 million maximum borrowing amount with a maturity date of January 31, 2007. The amended line of credit permitted borrowing at interest rates equal to LIBOR (ranging from 5.32% to 5.37% at December 31, 2006) plus a margin to be agreed by the Bank and the Company, or rates to be set in any other manner as agreed between the Bank and the Company. The Company entered into the amended line of credit to provide short-term financing for the acquisition of CCT and BMR (see Note 4).
Subsequently, on January 12, 2007, the Company entered into a five-year, $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including and managed by JPMorgan Bank, N.A.) and terminated the $70 million line of credit. The Credit Agreement is guaranteed by certain of the Company’s U.S. subsidiaries. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to increase the maximum amount that may be borrowed under the Credit Agreement by $50 million.
At closing on January 12, 2007, the Company borrowed $50 million and repaid the entire balance outstanding under the $70 million line of credit plus all associated interest and fees. The balance outstanding under this Credit Agreement was $30 million at March 31, 2007 at an interest rate of 6.125%, as determined based on LIBOR plus a margin. The remaining $70 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio.
NOTE 6 – STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months and nine months ended March 31, 2007 and 2006 includes compensation expense for all stock-based payments granted during the period and for all stock-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.
Stock-based compensation expense recognized in the three and nine months ended March 31, 2007 and 2006 were as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands)	2007	2006	2007	2006
Direct costs:
Clinical Research Services	$128	$144	$418	$428
PAREXEL Consulting and MedCom Services	(7)	54	83	168
Perceptive Informatics, Inc.	53	48	159	111

	174	246	660	707
Selling, general and administrative	531	1,702	2,569	2,709

Total	$705	$1,948	$3,229	$3,416

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

	For the three months ended		For the nine months ended
	March 31,		March 31,
($ in thousands)	2007	2006	2007	2006
Service revenue:
Clinical Research Services	$143,461	$113,023	$396,161	$321,237
PAREXEL Consulting and MedCom Services	29,707	30,405	87,326	84,346
Perceptive Informatics, Inc.	18,047	13,892	53,259	39,879

	$191,215	$157,320	$536,746	$445,462

Gross profit on service revenue:
Clinical Research Services	$49,764	$38,913	$134,938	$109,550
PAREXEL Consulting and MedCom Services	8,338	9,183	24,095	24,415
Perceptive Informatics, Inc.	7,801	5,873	23,104	15,987

	$65,903	$53,969	$182,137	$149,952

NOTE 8 – RESTRUCTURING CHARGES
There have not been any significant changes in restructuring charges in the nine months ended March 31, 2007. For further information, refer to Note 7 of the consolidated financial statements included in the 2006 10-K for the fiscal year ended June 30, 2006.
Current activity charged against the restructuring accrual in the three months ended March 31, 2007 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Consolidated Balance Sheet) was as follows:

		Payments/
	Balance at	Foreign	Balance at
	December 31,	Currency	March 31,
($ in thousands)	2006	Exchange	2007
Employee severance costs	$353	$(123)	$230
Facilities-related charges	12,502	(1,363)	11,139

	$12,855	$(1,486)	$11,369

NOTE 9 – STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through March 31, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program, leaving a remaining balance on the authorization of $6.0 million. The Company did not repurchase additional shares during either the nine months ended March 31, 2007 or for the period from April 1, 2007 to May 9, 2007.
NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB No. 108 effective immediately with no impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its financial statements.
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

NOTE 11 – INCOME TAXES
For the three months ended March 31, 2007 and 2006, the Company had an effective income tax rate of 32.2% and 45.2%, respectively. For the nine months ended March 31, 2007 and 2006, the Company had an effective income tax rate of 36.4% and 50.6%, respectively. The favorable movement in the tax rate year-over-year was primarily attributable to projected and realized profitability improvements in the United States (U.S.) and other taxing jurisdictions, as well as favorable resolution of several tax audit matters in The Netherlands which allowed the Company to recognize a tax benefit of approximately $1.5 million related to the reversal of a tax reserve during the quarter ended March 31, 2007. The Company has evaluated the likelihood of unfavorable adjustments arising from other on-going reviews by various taxing authorities and believes adequate provisions have been made in the income tax provision.
NOTE 12 — COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieved certain established financial targets through March 31, 2008. As of March 31, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional approximate amount of $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million to be paid on December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of March 31, 2007, the Company had approximately $39.4 million in purchase obligations with various vendors for the purchase of computer software and recruiting services through October 31, 2011.
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
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company’s strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, “targets”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” set forth below and under “Risk Factors” set forth in Item 1A below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this quarterly report.
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
The Company conducts a significant portion of its operations in foreign countries. Approximately 63.5% of the Company’s consolidated service revenue for the nine months ended March 31, 2007 and 63.9% of the Company’s consolidated service revenue for the nine months ended March 31, 2006, were from non-U.S. operations. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the nine months ended March 31, 2007, 15.9% of total consolidated service revenue was denominated in British pounds and approximately 36.5% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2006, 16.7% of total consolidated service revenue was denominated in British pounds and approximately 37.3% of total consolidated service revenue was denominated in Euros.
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
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2006 and 2005. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2006. Any future impairment of goodwill could have a material impact on the Company’s financial position or its results of operations.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expense, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2007 and 2006 were as follows:

	For the three months ended March 31,				For the nine months ended March 31,
			Increase				Increase
($ in thousands)	2007	2006	(Decrease)%		2007	2006	(Decrease)%
Service revenue:
CRS	$143,461	$113,023	$30,438	26.9%	$396,161	$321,237	$74,924	23.3%
PCMS	29,707	30,405	(698)	-2.3%	87,326	84,346	2,980	3.5%
Perceptive	18,047	13,892	4,155	29.9%	53,259	39,879	13,380	33.6%

	$191,215	$157,320	$33,895	21.5%	$536,746	$445,462	$91,284	20.5%

Direct costs:
CRS	$93,697	$74,110	$19,587	26.4%	$261,223	$211,687	$49,536	23.4%
PCMS	21,369	21,222	147	0.7%	63,231	59,931	3,300	5.5%
Perceptive	10,246	8,019	2,227	27.8%	30,155	23,892	6,263	26.2%

	$125,312	$103,351	$21,961	21.2%	$354,609	$295,510	$59,099	20.0%

Gross profit on
service revenue:
CRS	$49,764	$38,913	$10,851	27.9%	$134,938	$109,550	$25,388	23.2%
PCMS	8,338	9,183	(845)	-9.2%	24,095	24,415	(320)	-1.3%
Perceptive	7,801	5,873	1,928	32.8%	23,104	15,987	7,117	44.5%

	$65,903	$53,969	$11,934	22.1%	$182,137	$149,952	$32,185	21.5%

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006:
Service revenue increased $33.9 million, or 21.5%, to $191.2 million for the three months ended March 31, 2007 from $157.3 million for the three months ended March 31, 2006. On a geographic basis, service revenue for the three months ended March 31, 2007 was distributed as follows: United States — $71.7 million (37.5%), Europe — $105.8 million (55.3%), and Asia & Other — $13.7 million (7.2%). For the three months ended March 31, 2006, service revenue was distributed as follows: United States — $58.1 million (36.9%), Europe — $89.5 million (56.9%), and Asia & Other — $9.7 million (6.2%).
On a segment basis, CRS service revenue increased by $30.4 million, or 26.9%, to $143.5 million in the three months ended March 31, 2007 from $113.0 million in the three months ended March 31, 2006. Of the total $30.4 million increase, approximately $6.2 million was attributed to foreign currency fluctuations, $8.5 million related to incremental revenue from the CCT/BMR acquisition completed in November 2006, with the remaining $15.7 million attributed to business growth across all CRS business units; however, CRS revenue was adversely impacted by cancellations and delays in the Phase I portion of the business. PCMS service revenue decreased by $0.7 million, or 2.3%, to $29.7 million in the three months ended March 31, 2007 from $30.4 million in the three months ended March 31, 2006. The decrease was caused entirely by weakness in the MedCom business. Perceptive service revenue increased by $4.2 million, or 29.9%, to $18.0 million for the three months ended March 31, 2007 from $13.9 million in the three months ended March 31, 2006. Of the total $4.2 million increase, approximately $0.5 million was the result of foreign currency fluctuations, with the remaining $3.7 million increase resulting from strong business growth across all business lines.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $22.0 million, or 21.2%, to $125.3 million for the three months ended March 31, 2007 from $103.3 million in the three months ended March 31, 2006. On a segment basis, CRS direct costs increased by $19.6 million, or 26.4%, to $93.7 million for the three months ended March 31, 2007 from $74.1 million in the three months ended March 31, 2006. Of the total $19.6 million increase, approximately $4.5 million was attributed to foreign currency fluctuations, with the remaining $15.1 million primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs decreased by 0.3 points to 65.3% for the three months ended March 31, 2007 from 65.6% for the three months ended March 31, 2006. PCMS direct costs increased by $0.1 million, or 0.7%, to $21.4 million in the three months ended March 31, 2007 from $21.2 million in the three months ended March 31, 2006. As a percentage of service revenue, PCMS direct costs increased 2.1 points to 71.9% for the three months ended March 31, 2007 from 69.8% for the three months ended March 31, 2006 primarily as a result of absorbing approximately $1 million in severance costs, which were offset by the impact of a favorable revenue mix in MedCom Services. Perceptive direct costs increased by $2.2 million, or 27.8%, to $10.2 million in the three months ended March 31, 2007 from $8.0 million in the three months ended March 31, 2006. The year-over-year increase in Perceptive direct costs was due principally to higher labor costs associated with higher revenue levels. As a percentage of service revenue, Perceptive’s direct costs decreased by 0.9 points to 56.8% in the three months ended March 31, 2007 from 57.7% in the three months ended March 31, 2006 primarily due to favorable revenue mix with improvements in most parts of the business.
Selling, general and administrative (“SG&A”) expense increased by $5.9 million, or 16.2%, to $42.3 million in the three-month period ended March 31, 2007 from $36.4 million in the three months ended March 31, 2006. Of the total $5.9 million increase, $1.2 million was attributed to incremental expense associated with the CCT/BMR acquisition completed in November 2006, $1.5 million to higher selling and promotion costs, $1.0 million to increased research and development spending, approximately $1.7 million was related to foreign exchange fluctuations, and $0.5 million related to other sources. As a percentage of service revenue, SG&A decreased by 1 point to 22.1% in the three months ended March 31, 2007 from 23.1% in the three months ended March 31, 2006 mainly because of substantial leverage of costs in connection with strong revenue growth.
Depreciation and amortization (“D&A”) expense increased by $1.7 million, or 27.0%, to $8.1 million in the three months ended March 31, 2007 from $6.4 million for the three months ended March 31, 2006, mainly due to incremental amortization expense associated with the CCT/BMR acquisition completed in November 2006 and foreign currency fluctuations. As a percentage of service revenue, D&A increased by 0.2 points to 4.3% in the three months ended March 31, 2007 from 4.1% in the three months ended March 31, 2006.
Other income, net decreased by $0.4 million, or 57.9%, to $0.3 million in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006. The change was due to lower net interest income resulting from higher interest expense, partly offset by higher foreign exchange gains.
The Company had an effective income tax rate of 32.2% for the three months ended March 31, 2007 and 45.2 % for the three months ended March 31, 2006. The favorable movement in the tax rate was primarily attributable to projected and realized profitability improvements in the U.S. and other taxing jurisdictions, as well as favorable resolution of several tax audit matters in The Netherlands which allowed the Company to reverse a tax reserve during the quarter ended March 31, 2007. The Company has evaluated the likelihood of unfavorable adjustments arising from other on-going reviews by various taxing authorities and believes adequate provisions have been made in the income tax provision.
NINE MONTHS ENDED MARCH 31, 2007 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2006:
Service revenue increased $91.3 million, or 20.5%, to $536.8 million for the nine months ended March 31, 2007 from $445.5 million for the nine months ended March 31, 2006. On a geographic basis, service revenue for the nine months ended March 31, 2007 was distributed as follows: United States — $196.1 million (36.5%), Europe — $302.4 million (56.4%), and Asia & Other — $38.2 million (7.1%). For the nine months ended March 31, 2006, service revenue was distributed as follows: United States — $160.7 million (36.1%), Europe — $259.2 million (58.2%), and Asia & Other — $25.6 million (5.7%).

On a segment basis, CRS service revenue increased by $74.9 million, or 23.3%, to $396.1 million in the nine months ended March 31, 2007 from $321.2 million in the nine months ended March 31, 2006. Of the total $74.9 million increase, approximately $12.8 million was attributed to foreign currency fluctuations, $12.8 million was related to incremental business from the CCT/BMR acquisition completed in November 2006, while the remaining $49.3 million was the result of business growth across all CRS business units. PCMS service revenue increased by $3.0 million, or 3.5%, to $87.3 million in the nine months ended March 31, 2007 from $84.3 million in the nine months ended March 31, 2006. Of the total $3.0 million increase, approximately $1.4 million was attributed to foreign currency fluctuations and $6.3 million was the result of strong performance in the consulting business, partly offset by a $4.7 million decline caused by weakness in the MedCom business. Perceptive service revenue increased by $13.4 million, or 33.6%, to $53.3 million for the nine months ended March 31, 2007 from $39.9 million in the nine months ended March 31, 2006. Of the total $13.4 million increase, approximately $1.5 million resulted from foreign currency fluctuations, with the remaining $11.9 million increase attributed to strong business growth across all business lines of Perceptive.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $59.1 million, or 20.0%, to $354.6 million for the nine months ended March 31, 2007 from $295.5 million in the nine months ended March 31, 2006. On a segment basis, CRS direct costs increased by $49.5 million, or 23.4%, to $261.2 million for the nine months ended March 31, 2007 from $211.7 million in the nine months ended March 31, 2006. Of the total $49.5 million increase, approximately $4.5 million was attributed to foreign currency fluctuations with the remaining $45.0 million primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs were flat at 65.9% for the nine months ended March 31, 2007 and March 31, 2006. PCMS direct costs increased by $3.3 million, or 5.5%, to $63.2 million in the nine months ended March 31, 2007 from $59.9 million in the nine months ended March 31, 2006. Of the total $3.3 million increase, approximately $1.0 million was attributed to foreign currency fluctuations, $1.0 million related to severance costs in MedCom Services, with the remaining $1.3 million primarily due to higher labor costs associated with higher revenue levels. As a percentage of service revenue, PCMS direct costs increased by 1.3 points to 72.4% for the nine months ended March 31, 2007 from 71.1% for the nine months ended March 31, 2006. Perceptive’s direct costs increased $6.3 million, or 26.2%, to $30.2 million in the nine months ended March 31, 2007 from $23.9 million in the nine months ended March 31, 2006. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needed to support business growth. As a percentage of service revenue, Perceptive’s direct costs decreased by 3.3 points to 56.6% in the nine months ended March 31, 2007 from 59.9% in the nine months ended March 31, 2006 primarily due to improvements in productivity and a more favorable revenue mix. In addition, there was no counterpart to recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the first quarter of fiscal year 2006.
SG&A expenses increased by $14.6 million, or 13.9%, to $119.2 million in the nine-month period ended March 31, 2007 from $104.7 million in the nine months ended March 31, 2006. Of the total $14.6 million increase, $1.7 million was attributed to incremental expense associated with the CCT/BMR acquisition completed in November 2006, $3.4 million in higher selling and promotion costs, $2.8 million of increased research and development spending, approximately $4.8 million related to foreign exchange fluctuations, and $1.9 million related to other increases. As a percentage of service revenue, SG&A decreased by 1.3 points to 22.2% in the nine months ended March 31, 2007 from 23.5% in the nine months ended March 31, 2006 mainly because of substantial leveraging of costs in connection with strong revenue growth.
D&A expense increased by $3.1million, or 16.3%, to $22.3 million in the nine months ended March 31, 2007 from $19.2 million in the nine months ended March 31, 2006, partly due to incremental amortization expense associated with the CCT/BMR acquisition completed in November 2006 and foreign currency fluctuations. As a percentage of service revenue, D&A decreased by 0.1 point to 4.2% in the nine months ended March 31, 2007 from 4.3% in the nine months ended March 31, 2006.
There was no restructuring activity in the nine months ended March 31, 2007. During the nine months ended March 31, 2006, the Company recorded a $1.7 million reduction to the existing restructuring reserve as a result of changes in assumptions primarily related to facilities sub-leases, which was offset by $1.0 million in severance-related restructuring expenses incurred during the nine months ended March 31, 2006 in association with the fourth quarter fiscal 2005 restructuring plan.

Other income, net decreased by $0.8 million, or 32.6%, to $1.6 million in the nine months ended March 31, 2007 from $2.4 million in the nine months ended March 31, 2006, mainly due to higher interest expense.
The Company had an effective income tax rate of 36.4% for the nine months ended March 31, 2007 compared with 50.6% for the nine months ended March 31, 2006. The favorable movement in the tax rate was primarily attributable to projected and realized profitability improvements in the U.S. and other taxing jurisdictions, as well as favorable resolution of several tax audit matters in The Netherlands which allowed the Company to reverse a tax reserve during the quarter ended March 31, 2007. The Company has evaluated the likelihood of unfavorable adjustments arising from other on-going reviews by various taxing authorities and believes adequate provisions have been made in the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and growth, including acquisitions, with cash flow from operations, proceeds from the sale of equity securities and borrowings. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements.
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
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 43 days at March 31, 2007, 49 days at June 30, 2006, and 41 days at March 31, 2006. The current year decrease in DSO was primarily due to strong cash collections. Accounts receivable, net of the provision for losses on receivables was $319.8 million ($176.4 million in billed accounts receivable and $143.4 million in unbilled accounts receivable) at March 31, 2007 and $272.1 million ($152.2 million in billed accounts receivable and $119.9 million in unbilled accounts receivable) at June 30, 2006. Deferred revenue was $191.2 million at March 31, 2007 and $139.8 million at June 30, 2006. DSO is calculated by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for the nine months ended March 31, 2007 totaled $56.6 million and was generated from $26.9 million of net income, $22.3 million related to non-cash charges for depreciation and amortization expense, $18.4 million related to a decrease in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), $3.2 million related to non-cash charges for stock-based compensation, and $1.6 million from other sources, which was offset by a $10.4 million increase in current and other assets and a $5.4 million decrease in accounts payable. Net cash provided by operating activities for the nine months ended March 31, 2006 totaled $33.8 million and was generated from $19.2 million related to non-cash charges for depreciation and amortization expense, $15.1 million of net income, an $11.8 million increase in current liabilities, and $3.4 million related to non-cash charges for stock-based compensation, offset by an $11.8 million increase in accounts receivable (net of the allowance for doubtful accounts and deferred revenue), a $2.0 million decrease in accounts payable and a $1.9 million increase in prepaid expenses.

Net cash used in investing activities for the nine months ended March 31, 2007 totaled $90.6 million and consisted of $70.5 million used in business acquisitions and $26.8 million for capital expenditures (primarily computer software and hardware and analytical equipment), offset by $6.4 million of net proceeds from sales of marketable securities and $0.3 million of proceeds from the sale of fixed assets. Net cash used in investing activities for the nine months ended March 31, 2006 totaled $49.1 million and consisted of $21.4 million used in the net purchase of marketable securities, $21.2 million used for capital expenditures (primarily computer software and hardware and analytical equipment), and $6.5 million used for the combined acquisition-related payments for Qdot, the equity interests of minority stockholders in Perceptive, and an earn-out payment related to the IMC acquisition.
Net cash provided by financing activities for the nine months ended March 31, 2007 totaled $38.7 million, and consisted of $65.0 million in borrowings under lines of credit, $9.1 million generated from proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $35.4 million used in repayments under lines of credit and capital lease obligations. Net cash provided by financing activities for the nine months ended March 31, 2006 totaled $4.0 million, and was generated from $10.2 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, offset by $6.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program and $0.2 million used in repayment of debt.
LINES OF CREDIT
The Company had in place an unsecured, uncommitted line of credit with JPMorgan Chase Bank, N.A. for up to $70 million. On January 12, 2007, the Company entered into a $100 million unsecured senior revolving credit facility and repaid and terminated the $70 million line of credit. As of March 31, 2007, the amount outstanding under this Credit Agreement was $30 million. See Note 5 to the Consolidated Financial Statements for more detail.
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 4% and 6%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2007, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $1.8 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 5% to 7%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2007, the Company had approximately $1.8 million available under these arrangements.
The Company has a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by the Company and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. Interest income and interest expense are included in “other income (expense), net” in the Company’s Consolidated Statements of Income.
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

The Company expects capital expenditures to total approximately $36 million in fiscal year 2007. As of March 31, 2007, the Company had spent approximately $26.8 million and expects to spend an additional $9.2 million primarily for computer software and hardware, analytical equipment, and leasehold improvements during the remainder of the fiscal year.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of March 31, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no additional shares repurchased during either the first nine months ended March 31, 2007 or for the period from April 1, 2007 to May 9, 2007.
COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements of the Company’s 2006 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieved certain established financial targets through March 31, 2008. As of March 31, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional approximate amount of $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million to be paid on December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of March 31, 2007, the Company’s purchase obligations with various vendors for the purchase of computer software and recruiting services with scheduled maturities subsequent to March 31, 2007 are as follows:

		Less than 1	1 – 3	3 – 5	More than 5
($ in thousands)	Total	year	years	years	years
Purchase obligations	$39,399	$8,893	$14,801	$15,705	—
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial statements.
In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB No. 108 effective immediately with no impact on its financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its financial statements.
In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be in effect for PAREXEL beginning on July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its financial statements.
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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 63.5% of its consolidated service revenue for the nine-month period ended March 31, 2007 from operations outside of the U.S., of which 15.9% was denominated in British pounds and approximately 36.5% was denominated in Euros. The Company derived approximately 63.9% of its consolidated service revenue for the nine months ended March 31, 2006 from operations outside of the U.S., of which 16.7% was denominated in British pounds and approximately 37.3% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables, as well as variable to fixed interest rate swaps. Under this policy, derivatives are accounted for in accordance with SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $116.8 million at March 31, 2007.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $115.5 million at March 31, 2007. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $10.9 million. During the nine-month period ended March 31, 2007 and 2006, the Company recorded foreign exchange gains of $0.6 million and $0.5 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATES
The Company’s exposure to interest rate changes relates primarily to the level of short-term and long-term debts and marketable securities. Short-term debts were approximately $30.5 million at March 31, 2007 and approximately $0.5 million at June 30, 2006. Long-term debts were approximately $0.3 million at March 31, 2007 and approximately $0.7 million at June 30, 2006. Marketable securities were $3.6 million at March 31, 2007 and $10.0 million at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Clients terminate or delay their contracts for a variety of reasons, including:
-	merger or potential merger related activities involving the client;

-	failure of products being tested to satisfy safety requirements;

-	failure of products being tested to satisfy efficiency criteria;

-	products having unexpected or undesired clinical results;

-	client cost reductions as a result of budgetary limit or changing priorities;

-	client decisions to forego a particular study, perhaps for economic reasons;

-	insufficient patient enrollment in a study;

-	insufficient investigator recruitment;

-	clinical drug manufacturing problems resulting in shortages of the product;

-	product withdrawal following market launch; and

-	shut down of manufacturing facilities.
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
In order to mitigate the risk of liability, we seek to include indemnity provisions in our Clinical Research Services contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. The indemnity provisions we include in these contracts would not cover our exposure if:
-	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity; or

-	a client failed to indemnify us in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.
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
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through March 31, 2007, we recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 63.5% of total consolidated service revenue for the nine months ended March 31, 2007 and approximately 63.9 % of total consolidated service revenue for the nine months ended March 31, 2006. More specifically, our service revenue from operations in the United Kingdom represented 15.9% of total consolidated service revenue for the nine months ended March 31, 2007 and 16.7 % of total consolidated service revenue for the nine months ended March 31, 2006. Our service revenue from operations in Germany represented 19.6% of total consolidated service revenue for the nine months ended March 31, 2007 and 20.3 % of total consolidated service revenue for the nine months ended March 31, 2006. Accordingly, our business is subject to risks associated with doing business internationally, including:
-	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

-	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

-	difficulty in staffing and managing widespread operations;

-	unfavorable labor regulations applicable to its European or other international operations;

-	changes in foreign currency exchange rates; and

-	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.
OUR OPERATING RESULTS HAVE FLUCTUATED BETWEEN QUARTERS AND YEARS AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE, WHICH COULD AFFECT THE PRICE OF OUR COMMON STOCK
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $13.1 million for the fiscal quarter ended June 30, 2006, $11.3 million for the fiscal quarter ended September 30, 2006, $13.9 million for the fiscal quarter ended December 31, 2006 and $15.5 million for the fiscal quarter ended March 31, 2007. Factors that cause these variations include:
-	the level of new business authorizations in a particular quarter or year;

-	the timing of the initiation, progress, or cancellation of significant projects;

-	exchange rate fluctuations between quarters or years;

-	restructuring charges;

-	seasonality;

-	the mix of services offered in a particular quarter or year;

-	the timing of the opening of new offices;

-	costs and the related financial impact of acquisitions;

-	the timing of internal expansion;

-	the timing and amount of costs associated with integrating acquisitions;

-	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

-	the dollar amount of changes in contract scope finalized during a particular period.

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
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 63.5% of our total consolidated service revenue for the nine months ended March 31, 2007 and approximately 63.9% of our total consolidated service revenue for the nine months ended March 31, 2006 were from non-U.S. operations. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the nine months ended March 31, 2007 was positively impacted by approximately $15.7 million as compared to the nine months ended March 31, 2006. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
-	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2007, 15.9% of total consolidated service revenue was denominated in British pounds and approximately 36.5% of total consolidated service revenue was denominated in Euros. For the nine months ended March 31, 2006, 16.7% of total consolidated service revenue was denominated in British pounds and approximately 37.3% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

-	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
We have expanded our business substantially in the past. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
-	continue to improve operating, administrative, and information systems;

-	accurately predict future personnel and resource needs to meet client contract commitments;

-	track the progress of ongoing client projects; and

-	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
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
WE MAY MAKE ACQUISITIONS IN THE FUTURE, WHICH MAY LEAD TO DISRUPTIONS TO OUR ONGOING BUSINESS
We have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:
-	assimilate the operations and services or products of the acquired company;

-	integrate acquired personnel;

-	retain and motivate key employees;

-	retain customers;

-	identify and manage risks facing the acquired company; and

-	minimize the diversion of management’s attention from other business concerns.
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
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
-	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

-	actual and projected full year pretax income;

-	changes in tax laws in the various taxing jurisdictions;

-	audits by the taxing authorities; and

-	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
Provisions of our articles of organization, by-laws and our shareholder rights plan, as well as provisions of Massachusetts law, may enable our management to resist acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:
-	we have divided our board of directors into three classes that serve staggered three-year terms;

-	we are subject to Section 8.06 of the Massachusetts Business Corporation Law which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors and the number of directors may be fixed only by our board of directors;

-	we are subject to Chapter 110F of the Massachusetts General Laws which limits our ability to engage in business combinations with certain interested stockholders;

-	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

-	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.
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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 3, 2007, the closing sale price of our common stock on the NASDAQ Global Select Market was $40.29 per share. During the period from April 1, 2005 to March 31, 2007, our common stock traded at prices ranging from a high of $37.68 per share to a low of $17.12 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:
-	operating results;

-	earnings estimates by analysts;

-	market conditions in the industry;

-	prospects of health care reform;

-	changes in government regulations;

-	general economic conditions, and

-	our effective income tax rate.

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

PAREXEL International Corporation

Date: May 9, 2007	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: May 9, 2007	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002