Form 10-K
period 2007-06-30
PAREXEL INTERNATIONAL CORP
filed 2007-08-27
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 0-27058
PAREXEL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2776269 (I.R.S. Employer Identification Number)

200 WEST STREET
WALTHAM, MASSACHUSETTS	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (781) 487-9900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value per share	Nasdaq Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. YES ☑ NO ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates as of December 31, 2006 was approximately $775,626,962, based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of August 17, 2007 there were 27,637,811 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2007 are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report.

PAREXEL INTERNATIONAL CORPORATION
FORM 10-K ANNUAL REPORT

PART I
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding PAREXEL International Corporation’s (“PAREXEL,” the “Company”, “we,” “us,” “ours” or “its”) strategy, future operations, financial position, future revenue, projected costs, prospects, plans, goals, and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on forward-looking statements in this document as representing the Company’s views as of any date subsequent to the date of this annual report.
ITEM 1. BUSINESS
GENERAL
PAREXEL is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its incorporation in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems (“IVRS”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other drug development services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
The Company’s services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, and medical device companies. Through its clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. For large pharmaceutical and biotechnology companies, outsourcing these types of services to PAREXEL provides those companies with a variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from PAREXEL’s technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. For smaller companies, PAREXEL provides access to expertise and a virtual network that enables them to develop their new drugs. The Company’s vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications services, drug development and process optimization consulting, as well as information technology products and integration services. The Company’s goal is to provide significant benefits to sponsor clients from this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. The Company believes that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, and the desire to speed up patient recruitment and reduce development time, increased globalization and virtualization of clinical trials, productivity issues, upcoming patent expirations, and more stringent government regulations. With increased levels of investment continuing to be required and with development times being extended, the Company believes these trends will continue to create opportunities for companies like PAREXEL that are focused on improving the efficiency of the drug development process.

The Company is one of the largest bio/pharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, the Company manages 56 locations and has 6,485 employees throughout 43 countries around the world. The Company has operations in major health care markets around the world, including the United States (“U.S.”), Canada, Japan, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and Ukraine. During fiscal year 2007, PAREXEL derived 64.0% of its service revenue from its international operations and 36.0% from the United States. See Note 17 to the notes to the consolidated financial statements included in Item 8 of this annual report for Geographic and Segment information. The Company was incorporated in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since its inception, the Company has executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance the Company’s portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships. Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy. The Company has completed seven acquisitions over the past five fiscal years.
On November 15, 2006, PAREXEL acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”). Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California.
The acquisition expanded PAREXEL’s global Clinical Pharmacology capacity to over 450 beds. It also brought new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.
On June 29, 2007, the Company, through a wholly owned indirect subsidiary, initiated an offer (the “Tender Offer”) to purchase all of the issued and outstanding shares of common stock of Apex International Clinical Research Co., LTD (“Apex”). Apex is a clinical research company based in Taiwan.
Pursuant to the terms of a prospectus and subject to regulatory approval in Taiwan, the Company has agreed to purchase up to 100% of the issued and outstanding shares of Apex, on a fully diluted basis, at a per share price of NT$82.94 in the Tender Offer, representing a total purchase price of approximately NT$1,794,240,938 or approximately $54.7 million. As a condition to the closing of the Tender Offer, the minimum number of shares tendered to the Company by shareholders was 7,138,890, representing approximately 33% of the total issued and outstanding shares of Apex, on a fully diluted basis (the “Minimum Threshold”). The Minimum Threshold has been satisfied.
The Tender Offer was scheduled to expire on August 20, 2007, but due to the meeting schedule of the regulators, the Company made announcements and filed relevant reports with the Financial Supervisory Commission to extend the Tender Offer period to the 3rd business day following the receipt of the relevant foreign investment approvals from the Investment Commission, Ministry of Economic Affairs, but not later than September 19, 2007. If all of the conditions to the Tender Offer are satisfied, the Company expects that it would complete the purchase of all shares tendered in the Tender Offer within five business days following the expiration of the tender offer period.
DESCRIPTION OF BUSINESS
The Company provides a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company is managed through three business segments, namely, Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”).
•	CRS constitutes the Company’s core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•	PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting. In addition, PCMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants also identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. In addition, PCMS provides health policy consulting and strategic reimbursement services.

•	Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.
CLINICAL RESEARCH SERVICES
The Company’s CRS business segment provides clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. This segment generated revenues of $548.8 million, or 74.0% of the Company’s consolidated service revenue in fiscal year 2007, $442.5 million, or 72.0% of the Company’s consolidated service revenue in fiscal year 2006 and $379.3 million, or 69.6% in fiscal year 2005.
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
Clinical trials are monitored and conducted by CRS in strict adherence with Good Clinical Practice (“GCP”). The design of efficient CRFs, detailed operations manuals, and site monitoring by the Company’s clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. The Company has adopted standard operating procedures (“SOPs”), which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL’s worldwide clinical services.
Clinical trials represent one of the most expensive and time-consuming parts of the overall bio/pharmaceutical development process. The information generated during these trials is critical to gaining marketing approval from the Food and Drug Administration (“FDA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other comparable regulatory agencies as well as market acceptance by clinicians, patients, and payors. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV. See “Government Regulations” for additional information regarding processes involved in clinical trials.
•	CLINICAL PHARMACOLOGY (Phases I — IIa)
Clinical pharmacology encompasses the early stages of clinical testing, when the product is first evaluated to prove safety and efficacy. These tests vary from “first in man” to “proof of concept” to “dose-ranging” studies in Phases I and IIa of development. The Clinical Pharmacology group of CRS provides drug development consulting, drug administration and monitoring, bioanalytical services, and patient recruitment. PAREXEL’s international network of clinical pharmacology operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, Culver City, Paramount, and San Diego, California (U.S.); Bloemfontein and George, South Africa; and Harrow, U.K.; and bioanalytical laboratories in Poitiers, France and Bloemfontein. These bioanalytical laboratories perform analyses according to Good Laboratory Practices (“GLP”) principles. With these locations, the Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 453 dedicated beds (cooperating partners not included) on three continents.
•	PHASES II – IV
CRS assists clients with one or more of the following aspects of clinical trials as shown below. CRS performs both full-service and single-/multi-service trials. As a result, PAREXEL’s involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial. These services include:
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
Study Monitoring and Data Collection — As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. The Company offers several electronic data capture (“EDC”) technologies, which significantly enhance both the quality and timeliness of clinical data collection while achieving significant efficiency savings. The Company’s study monitoring and data collection services are designed to comply with the FDA’s and other relevant regulatory agencies’ adverse events reporting guidelines.
Data Management — PAREXEL’s data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, PAREXEL personnel screen the data to detect errors, omissions, and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor.
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
Biostatistics and Programming — PAREXEL’s biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. The CRS business segment biostatisticians may also represent clients during panel hearings at the FDA and other regulatory agencies.
Report Writing — A description of the study conducted, along with the statistical analysis findings for data collected during the trial and other clinical data are presented and summarized in a final report generated for inclusion in a regulatory document.

Medical Services - Throughout the course of a development program, PAREXEL’s physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical research and to monitor patient safety, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing, and strategy and product development.
Project Management — Throughout the entire spectrum of activities described above, CRS provides project management services. These services entail providing overall leadership to the PAREXEL project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials – single-service, multi-service, or full-service.
PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES
PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting, strategic reimbursement services and a broad range of educational and training services. Service revenue from the PCMS business segment represented $120.6 million, or 16.2% of consolidated service revenue in fiscal year 2007, $117.1 million, or 19.0% of consolidated service revenue in fiscal year 2006, and $122.6 million, or 22.5% of consolidated service revenue in fiscal year 2005. PCMS offers drug development, regulatory, manufacturing compliance, business process consulting, and marketing expertise consultation to the pharmaceutical, bio/pharmaceutical and medical device industries in the U.S., Europe, and Asia.
Drug Development Consulting (“DDC”) – DDC provides comprehensive drug development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, and Japan. These services include drug development and regulatory strategy design, scientific and technical evaluation, writing and review services, regulatory application preparation and review, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.
DDC works closely with clients to design drug development and regulatory strategies and comprehensive registration programs. The Company’s drug development and regulatory experts (including persons who have joined PAREXEL from the bio/pharmaceutical industry and regulatory agencies such as the FDA and the United Kingdom, German and French Agencies) review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product, assess the competitive and regulatory environment, identify deficiencies, and define the steps necessary to obtain regulatory authority approvals in the most expeditious manner. Through these services, the Company helps its clients obtain regulatory approval for particular products or product lines in certain specific markets and participates fully in the product development process.
Strategic Compliance and Operational Performance Excellence (“SCOPE”) – The SCOPE group offers a range of specialized clinical development and manufacturing consulting services for clients in the life sciences industry. SCOPE’s services are designed to help pharmaceutical, biotechnology, and medical device companies achieve regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing strategy design, metrics assessment and development, risk management, GCP and good manufacturing practice (“GMP”) audits, process optimization, organizational alignment, training, and change management.
SCOPE offers its clients experienced regulatory and industry professionals—formerly from the FDA and other regulatory agencies and/or biotech, pharmaceutical, and medical device companies.
Medical Communications Services (“MedCom”) – The MedCom group assists clients in achieving optimal market penetration for their products by providing customized, integrated, and expert pre-launch and launch services in the U.S., Europe, and other areas of the world. MedCom’s experience indicates that clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing rapid acceptance of their products by opinion leaders, physicians, managed care organizations, and patient groups leading to accelerated product acceptance and market penetration. MedCom designs and implements integrated communication plans that include market and opinion leader development, market preparation, and targeted communications support for clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include planning of meetings and exhibitions. Independent of the Company’s promotional activities are continuing medical education (“CME”) programs to help keep medical professionals apprised of current medical developments.

Health Policy & Strategic Reimbursement (“HPSR”) – HPSR offers strategies for bio/pharmaceutical companies regarding reimbursement from insurance companies and managed care providers and telecommunications and call center support for patient assistance programs.
Barnett Educational Services (“Barnett”) –Barnett offers a broad range of educational and training services in the Clinical and GMP arena. Services range from live and webcast seminars with well-known experts to customized on-site training at the clients’ sites.
PERCEPTIVE INFORMATICS, INC.
Perceptive was formed by the Company in fiscal year 2000. Perceptive provides information technology solutions designed to improve clients’ product development processes. Service revenue from the Perceptive business represented $72.5 million, or 9.8%, of consolidated service revenue in fiscal year 2007, $55.3 million, or 9.0%, of consolidated service revenue in fiscal year 2006, and $42.8 million, or 7.9%, of consolidated service revenue in fiscal year 2005. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.
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
CTMS — Perceptive’s Clinical Trial Management System solutions are software packages that assist bio/pharmaceutical companies with the complex process of planning and managing clinical trials. These include IMPACT®, INITIATOR™, and INVESTIGATOR™ software packages. Perceptive’s flagship IMPACT software product, is an enterprise-wide CTMS used to plan studies, track progress, support monitoring activities, monitor costs, and track clinical supplies. The system is used by approximately 34 bio/pharmaceutical companies and by approximately 25,000 users worldwide. It is primarily used for Phase II, III and IV studies. The INITIATOR product is a separate software package offered by Perceptive to assist in the management and conduct of Phase I trials. Perceptive also offers the INVESTIGATOR, a database tool, used to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select investigators when initiating a new clinical trial.
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
Patient Diary Applications — Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO, for electronic Patient Reported Outcomes. Perceptive offers clients solutions that include capturing data from patients using handheld technology or over the telephone using Perceptive’s IVRS technology.
Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as the Company’s internal processes.
INFORMATION TECHNOLOGY
PAREXEL is committed to investing in information technology designed to help the Company provide high quality services and competitively advantageous client facing solutions in a cost-effective manner and to continue to better manage its internal resources. The Company has built its information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information systems that address critical aspects of its business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.

The Company maintains an internal information technology group that is responsible for technological planning and procurement, applications development, program management, technical operations, and management of the Company’s worldwide computer infrastructure and voice and data networks. The Company’s information systems are designed to function in support of and reinforce the Company’s policies and procedures. The Company’s information technology system is open and flexible, allowing it to be adapted to the multiple needs of different clients and regulatory systems. This system also enables the Company to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client owned systems.
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
Each of the Company’s three business segments has a business development team that focuses on its particular market segment, and while all teams may work with the same client companies, the individual clients they work with within the Company can vary. In many cases, however, the business segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs.
Each business development employee is generally responsible for a specific client segment or group of clients and for strengthening and expanding an effective relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information, developing and defending proposals, and making presentations to clients.
The business development group is supported by PAREXEL’s marketing personnel. The Company’s marketing activities consist primarily of market information development and analysis, strategic planning, competitive analysis, brand management, collateral development, participation in industry conferences, advertising, e-marketing, publications, and website development and maintenance. The marketing team focuses both on supporting the individual business development teams for their specific market segments as well as promoting an integrated marketing strategy and communications plan for PAREXEL as a whole.
CLIENTS
The Company has in the past derived, and may in the future derive, a significant portion of its service revenue from a core group of major projects or clients. Concentrations of business in the bio/pharmaceutical services industry are not uncommon and the Company expects to experience such concentration in future years. In fiscal year 2007, the Company’s five largest clients accounted for 28% of its consolidated service revenue. In fiscal year 2006, the Company’s five largest clients accounted for 25% of its consolidated service revenue. No single client accounted for 10% or more of consolidated service revenues in fiscal years 2007, 2006 or 2005.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and certain verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2007 was $1,506.9 million, compared with $1,093.5 million at June 30, 2006. The Company anticipates that approximately $617.8 million of the backlog as of June 30, 2007 will be recognized as service revenue in fiscal year 2008.
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
PCMS
PCMS competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small bio/pharmaceutical services companies, individual consultants, specialist medical communications services companies, large international advertising companies, medical public relation firms, and small and large bio/pharmaceutical services companies.
The Company believes that it is different from its competitors in that no other company provides the unique fusion of expertise (scientific, regulatory and business expertise) that PCMS offers. The Company considers PCMS’s key competitive strengths to include a combination of deep expertise in early stage drug development, regulatory strategy and submissions, manufacturing compliance, business process optimization, reimbursement, and global marketing and communications strategies.
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
EMPLOYEES
As of June 30, 2007, the Company had 6,485 full-time equivalent employees. Approximately 33.6% of the employees are located in North America and 66.4% are located throughout Europe, Asia, Africa, and South America. The Company believes that its relations with its employees are good.
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
GOVERNMENT REGULATIONS
PAREXEL provides clinical trial and diverse consulting services to the pharmaceutical, biotechnology, and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials in the countries where PAREXEL manages clinical trials on behalf of its clients can adversely affect PAREXEL. PAREXEL makes no guarantees to its clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing applications.
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
The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies comprises GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in accordance with GCP. The European Union (“EU”) established as of May 1, 2004 the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which the Company operates. The Company’s regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. The Company has managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past ten years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and Canadian, EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. The Company has developed the expertise to prepare CTDs for its clients in both paper and electronic form.
REGULATION OF DRUGS AND BIOLOGICS
Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical, Phases I, II and III studies will be completed with respect to a given product, if at all, although the time period may last many years. Using the U.S. regulatory environment as an example, the stages of this development process are generally as follows:
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
Clinical Trials (approximately 3.5 to 6 years)

-	Phase I consists of basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy or stable patient volunteers, and includes studies to determine metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

-	Phase II includes basic efficacy (effectiveness) and dose-range testing, sometimes in 100 to 200 patients afflicted with a specific disease or condition for which the product is intended for use, further safety testing, evaluation of effectiveness, and determination of optimal dose levels, dose schedules, and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

-	Phase III includes larger scale, multi-center, comparative clinical trials conducted with patients afflicted by a target disease in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others and to provide a basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are nonexistent, limited, or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug (“TIND”), which may span late Phase II, Phase III, and FDA review. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.
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
REGULATION OF MEDICAL DEVICES
Unless a medical device is exempted from pre-market application, which is described below, FDA approval or clearance of the device is required before the product may be marketed in the United States. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a premarket notification, 510(k), to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption (“IDE”) before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. An IDE approval process could also result in significant delays.
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
The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from preclinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. There can be no assurance that review will result in timely or any PMA approval. There may also be significant conditions associated with the approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.
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
To reduce its potential liability, PAREXEL generally seeks to incorporate indemnity provisions into its contracts with clients to protect PAREXEL from any negligent acts by the study Sponsor and/or third party physician investigators. These indemnities generally do not, however, protect PAREXEL against certain of its own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. PAREXEL could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.
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

THE LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE
Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including a Phase III cancellation during the second quarter of fiscal year 2007.
Clients terminate or delay their contracts for a variety of reasons, including:
–	merger or potential merger related activities involving the client;

–	failure of products being tested to satisfy safety requirements;

–	failure of products being tested to satisfy efficacy criteria;

–	products having unexpected or undesired clinical results;

–	client cost reductions as a result of budgetary limit or changing priorities;

–	client decisions to forego a particular study, perhaps for economic reasons;

–	insufficient patient enrollment in a study;

–	insufficient investigator recruitment;

–	clinical drug manufacturing problems resulting in shortages of the product;

–	product withdrawal following market launch; and

–	shut down of manufacturing facilities.
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
The U.S., Europe and Japan have also collaborated for 15-years on the ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.
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
For instance, in 2003 the U.S. Congress enacted sweeping health care reform legislation, which is still in the early stages of implementation. Over time, this law may reduce our business opportunities if drug companies reduce their clinical development programs and expenditures. The proposals were generally intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress has not yet adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. We are unable to predict the likelihood that health care reform proposals will be enacted into law.

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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In fiscal year 2007, our five largest clients accounted for approximately 28% of our consolidated service revenue. In fiscal year 2006, our five largest clients accounted for approximately 25% of our consolidated service revenue. In fiscal years 2007, 2006 and 2005, no single client accounted for 10% or more of consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.
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
In order to mitigate the risk of liability, we seek to include indemnity provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. In addition, if we are unable to include an indemnity provision in our contracts, the indemnity provisions would not cover our exposure if:
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
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2007, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.0% of total consolidated service revenue for the fiscal year ended June 30, 2007 and approximately 64.6% of total consolidated service revenue for the fiscal year ended June 30, 2006. More specifically, our service revenue from operations in the United Kingdom represented 16.0% of total consolidated service revenue for the fiscal year ended June 30, 2007 and 17.0% of total consolidated service revenue for the fiscal year ended June 30, 2006. Our service revenue from operations in Germany represented 19.8% of total consolidated service revenue for the fiscal year ended June 30, 2007 and 20.2% of total consolidated service revenue for the fiscal year ended June 30, 2006. Accordingly, our business is subject to risks associated with doing business internationally, including:
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
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Approximately 64.0% of our total consolidated service revenue for the fiscal year ended June 30, 2007 and approximately 64.6% of our total consolidated service revenue for the fiscal year ended June 30, 2006 were from non-U.S. operations. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for fiscal year 2007 was positively impacted by approximately $21.6 million as compared to fiscal year 2006. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
–	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the fiscal year ended June 30, 2007, 16.0% of total consolidated service revenue was denominated in British pounds and approximately 36.4% of total consolidated service revenue was denominated in Euros. For the fiscal year ended June 30, 2006, 17.0% of total consolidated service revenue was denominated in British pounds and approximately 37.0% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

–	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $11.3 million for the fiscal quarter ended September 30, 2006, $13.9 million for the fiscal quarter ended December 31, 2006, $15.5 million for the fiscal quarter ended March 31, 2007, and $16.9 million for the fiscal quarter ended June 30, 2007. Factors that cause these variations include:
–	the level of new business authorizations in a particular quarter or year;

–	the timing of the initiation, progress, or cancellation of significant projects;

–	exchange rate fluctuations between quarters or years;

–	restructuring charges;

–	seasonality;

–	the mix of services offered in a particular quarter or year;

–	the timing of the opening of new offices;

–	timing, costs and the related financial impact of acquisitions;

–	the timing of internal expansion;

–	the timing and amount of costs associated with integrating acquisitions;

–	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

–	the dollar amount of changes in contract scope finalized during a particular period.
Many of these factors, such as the timing of cancellations of significant projects and exchange rate fluctuations between quarters or years, are beyond our control.
Approximately 60-65% of our operating costs are fixed in the short term with a significant portion of those costs related to personnel. Total personnel costs are estimated to have accounted for approximately 80% of our total operating costs in fiscal year 2007. As a result, the effect on our revenues of the timing of the completion, delay or loss of contracts, or the progress of client projects, could cause our operating results to vary substantially between reporting periods.
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
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
–	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

–	actual and projected full year pretax income;

–	changes in tax laws in various taxing jurisdictions;

–	audits by taxing authorities; and

–	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
OUR CORPORATE GOVERNANCE STRUCTURE, INCLUDING PROVISIONS OF OUR ARTICLES OF ORGANIZATION, BY-LAWS, SHAREHOLDER RIGHTS PLAN, AS WELL AS MASSACHUSETTS LAW, MAY DELAY OR PREVENT A CHANGE IN CONTROL OR MANAGEMENT THAT STOCKHOLDERS MAY CONSIDER DESIRABLE
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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 17, 2007, the closing sale price of our common stock on the Nasdaq Global Select Market was $43.79 per share. During the period from July 1, 2005 to June 30, 2007, our common stock traded at prices ranging from a high of $42.60 per share to a low of $18.85 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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
ITEM 2. PROPERTIES
As of June 30, 2007, the Company occupied approximately 1,440,000 square feet of building space in 63 locations in 29 countries. Except for 26,600 square feet of building space in Poitiers, France, the Company does not own any properties, but leases space under various leases that expire between 2007 and 2022.
The Company’s U.S. facilities account for approximately 466,200 square feet. In particular, the Company occupies approximately 399,600 square feet in various locations in the Northeast, 4,500 square feet in various Mid-Atlantic locations and 62,100 square feet in various Western locations.

The Company’s non-U.S. facilities account for approximately 973,800 square feet. In particular, the Company occupies approximately 164,000 square feet in various locations in the United Kingdom, 324,000 square feet in various locations in Germany, and 118,000 square feet in South Africa.
The Company’s principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expiration
Headquarters in Waltham, MA	85,000	CRS, Perceptive, and Corporate	2009-2019
Lowell, MA	108,000	PCMS, CRS, Perceptive, and General & Administrative (“G&A”)	2011
Uxbridge, UK	75,000	CRS, PCMS, and G&A	2022
Berlin, Germany	250,000	CRS, PCMS, Perceptive and G&A	2016
The following table indicates the approximate square footage of property attributable to each of the Company’s operating segments:

Total Sq. Ft.
CRS	711,000
PCMS	338,000
Perceptive	148,000
General and Administrative	243,000
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL”. The table below shows the high and low sales prices of the common stock for each quarter of the fiscal years ended June 30, 2007 and 2006, respectively, on the Nasdaq Global Select Market.

	2007		2006
	High	Low	High	Low
First Quarter	$37.68	$26.76	$20.62	$18.85
Second Quarter	$35.52	$27.35	$22.00	$18.85
Third Quarter	$36.10	$28.00	$27.59	$19.21
Fourth Quarter	$42.60	$35.62	$30.83	$23.55
As of August 17, 2007 there were approximately 69 stockholders of record of the Company’s common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.

DIVIDENDS
The Company has never declared or paid any cash dividends on its capital stock nor does it anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development and expansion of its business.
In addition, the ability of the Company and certain of its subsidiaries to pay cash dividends are subject to limitations contained in the $100 million unsecured senior revolving credit facility in place between the Company, certain of its subsidiaries and JPMorgan Chase Bank, N.A.
COMPANY STOCK PERFORMANCE GRAPH
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference.
The Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the Company’s common stock for the period from June 30, 2002 through June 30, 2007, with the cumulative total return of the Nasdaq U.S. Stock Index and the Nasdaq Health Services Index over the same period. The comparison assumes $100 was invested on June 30, 2002 in the Company’s common stock, in the Nasdaq U.S. Stock Index and in the Nasdaq Health Services Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2002	2003	2004	2005	2006	2007
PAREXEL International Stock	$100.00	$100.29	$142.34	$142.49	$207.41	$302.37
Nasdaq U.S. Stock Index	$100.00	$111.02	$139.95	$141.46	$150.42	$179.30
Nasdaq Health Services Index	$100.00	$105.27	$156.31	$197.53	$226.58	$265.69
The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for the five years ended June 30, 2007 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the years ended June 30,
	(in thousands, except per share data and number of employees)
	2007	2006		2005		2004		2003
OPERATIONS
Service revenue	$741,955	$614,947		$544,726		$540,983		$518,936
Income (loss) from operations	$57,566	$39,855	(1)	$(276	)(2)	$18,373	(3)	$17,228	(4)
Net income (loss)	$37,289	$23,544		$(35,177)		$13,791		$10,662
Basic earnings (loss) per share	$1.37	$0.89		$(1.35)		$0.53		$0.42
Diluted earnings (loss) per share	$1.33	$0.87		$(1.35)		$0.51		$0.42

FINANCIAL POSITION
Cash, cash equivalents, and marketable securities	$96,677	$92,749		$88,622		$95,607		$82,724
Working capital	$118,746	$131,552		$120,301		$145,408		$134,346
Total assets	$680,013	$538,633		$475,736		$502,996		$464,237
Borrowings under line of credit	$30,463	$498		—		—		—
Long-term debt	$277	$705		$1,115		$471		$644
Stockholders’ equity	$316,616	$248,763		$205,571		$246,760		$227,100

OTHER DATA
Purchases of property and equipment	$40,855	$29,763		$31,814		$27,823		$29,985
Depreciation and amortization	$30,855	$26,035		$29,618		$25,762		$20,656
Number of employees	6,485	5,600		5,140		4,875		5,095
Weighted average shares used in computing:
Basic earnings (loss) per share	27,316	26,557		26,065		26,010		25,371
Diluted earnings (loss) per share	28,108	27,013		26,065		26,795		25,683

(1)	Income from operations for the year ended June 30, 2006 reflects $1.6 million of compensation expense in conjunction with the acquisition of the Perceptive minority interest as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report. Additionally, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during fiscal year 2006 in association with the fourth quarter fiscal year 2005 restructuring plan. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(2)	Loss from operations for the year ended June 30, 2005 reflects $24.3 million in restructuring charges recorded in the quarter ended June 30, 2005, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities (or newly abandoned sections of previously partially abandoned facilities), partially offset by $0.5 million related to changes in assumptions for leased facilities which were abandoned in June 2001 and in March 2004. Additionally, the Company recorded in fiscal year 2005 $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets, and $0.5 million related to other special charges. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(3)	Income from operations for the year ended June 30, 2004 reflects $10.8 million in restructuring charges recorded in the quarter ended March 31, 2004, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

(4)	Income from operations for the year ended June 30, 2003 reflects $9.4 million in facilities-related restructuring charges related to changes in assumptions for leased facilities, which were previously abandoned in June 2001. The changes in assumptions were caused by the deterioration in the commercial real estate market.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its incorporation in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
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
The Company conducts a significant portion of its operations in foreign countries. Approximately 64.0% and 64.6% of the Company’s consolidated service revenue for the fiscal years ended June 30, 2007 and 2006, respectively, were from non-U.S. operations. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the fiscal year ended June 30, 2007, 16.0% of total consolidated service revenue was denominated in British Pounds and approximately 36.4% of total consolidated service revenue was denominated in Euros. For the fiscal year ended June 30, 2006, 17.0% of total consolidated service revenue was denominated in British Pounds and approximately 37.0% of total consolidated service revenue was denominated in Euros. As a result of the weakening U.S. dollar against the British Pound and the Euro in fiscal year 2007, the Company’s revenues and the Company’s costs increased in fiscal year 2007 as compared with the amounts in fiscal year 2006, translated using the fiscal year 2006 foreign currency exchange rates.
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
REVENUE RECOGNITION
Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit-based output method. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Historically, there have not been any significant variations between contract estimates provided to clients and the actual cost incurred that were not recovered from clients.
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
GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there have been no required adjustments to the carrying value of goodwill at any of the Company’s reporting units. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.
RESULTS OF OPERATIONS
QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2007 and 2006:

	For the year ended June 30, 2007
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Service revenue	$165,057	$180,474	$191,215	$205,209	$741,955
Gross profit	55,836	60,398	65,903	72,618	254,755
Income from operations	11,321	13,867	15,475	16,903	57,566
Net income	6,977	9,080	10,797	10,435	37,289
Diluted earnings per share	$0.25	$0.32	$0.38	$0.37	$1.33

	For the year ended June 30, 2006
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Service revenue	$138,380	$149,762	$157,320	$169,485	$614,947
Gross profit	44,757	51,226	53,969	58,754	208,706
Income from operations	5,015	10,578	11,192	13,070	39,855
Net income	3,318	5,043	6,754	8,429	23,544
Diluted earnings per share	$0.13	$0.19	$0.25	$0.31	$0.87
ACQUISITIONS AND IMPACT OF RESTRUCTURING AND OTHER CHARGES
ACQUISITIONS
BMR/CCT
On November 15, 2006, PAREXEL acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) as previously announced on October 12, 2006. Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. In connection with the transaction, PAREXEL entered into a long-term management agreement with CCT.

The acquisition expanded PAREXEL’s global Clinical Pharmacology capacity to over 450 beds. It also brings new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and adds depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the results of operations of BMR/CCT have been included in the accompanying consolidated statements of operations as of the date of acquisition.
Total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. Goodwill is expected to be deductible for income tax purposes.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$66,480
Transaction costs	2,028

$68,508

Allocations:
Current assets	$11,884
Property and equipment, net	1,477
Goodwill	35,474
Other intangible assets, net	23,621
Other assets	79

Total assets acquired	72,535

Current liabilities	4,027

Total liabilities assumed	4,027

Net assets acquired	$68,508

This acquisition was initially financed with borrowings from a line of credit. The Company subsequently repaid the line of credit with proceeds from an executed $100 million unsecured senior revolving credit facility on January 12, 2007.
The following table presents the details of the intangible assets purchased in the BMR/CCT acquisition as of June 30, 2007 (in thousands):

	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
Backlog	7.5 months	$1,881	$1,881	$—
Non-competition and non- solicitation agreements	3 years	126	26	100
Customer relationships	15 years	21,614	901	20,713

Total intangible assets purchased		$23,621	$2,808	$20,813

The estimated amortization expense of intangible assets purchased in the BMR/CCT acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded in the consolidated statements of operations as follows (in thousands):

Fiscal Year	Amortization
2007	$2,808
2008	1,483
2009	1,483
2010	1,457
2011	1,441
2012	1,441
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of BMR/CCT had occurred at July 1, 2005, the beginning of PAREXEL’s fiscal year 2006 (in thousands, except per share data):

	For the fiscal year ended
	June 30, 2007
	PRXL	BMR/ CCT**	Total
Service revenue	$741,955	$20,484	$762,439
Net income*	$37,289	$505	$37,794

Basic EPS*	$1.37	$0.01	$1.38
Diluted EPS*	$1.33	$0.01	$1.34

	For the fiscal year ended
	June 30, 2006
	PRXL	BMR/ CCT**	Total
Service revenue	$614,947	$31,261	$646,208
Net income (loss)*	$23,544	$(489)	$23,055

Basic EPS*	$0.89	$(0.02)	$0.87
Diluted EPS*	$0.87	$(0.01)	$0.86

*	Inclusive of the interest expense that would have been incurred related to the $50 million in borrowings at an annual interest rate of 6.25% and amortization expense that would have been incurred in connection with the customer relationship and non-competition and non-solicitation agreements.

**	Represents four and a half months of financial results in fiscal year 2007 and twelve months of financial results in fiscal year 2006, prior to PAREXEL’s acquisition of BMR/CCT.
Synchron
Effective June 15, 2006, the Company entered into a joint venture arrangement with Synchron Research Services Private Limited, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. The Company acquired a majority equity interest of 75.0% in the newly-formed entity. In addition, the Company paid approximately $2.4 million for a minority interest in Synchron’s Phase I business.

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
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, President of CRS & Perceptive.
The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive. Pro forma results of Perceptive operations have not been presented because the effect of this acquisition was not material.
Qdot
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $5.7 million, net of liabilities assumed. Under the agreement, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million (approximately $0.9 million was paid in January 2007 and approximately $1.2 million is to be paid by December 31, 2007). As of June 30, 2007, the Company recorded approximately $4.9 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Pro forma results of Qdot operations have not been presented because the effect of this acquisition was not material.
IMC
Effective October 1, 2004, the Company acquired 100% of the outstanding stock of Integrated Marketing Concepts (“IMC”), a provider of specialty professional marketing and communications services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the agreement. Pro forma results of IMC’s operations have not been presented because the effect of this acquisition was not material.
RESTRUCTURING CHARGES
During the year ended June 30, 2007, the Company recorded a $59,000 increase to existing restructuring reserves due to changes in assumptions on leased facilities based on current market conditions, which was offset by a $93,000 reduction in severance-related restructuring expense associated with the fourth quarter fiscal year 2005 restructuring plan.
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
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for fiscal years 2007, 2006, and 2005 were as follows:

			2007 vs. 2006			2006 vs. 2005
			Increase	%		Increase	%
($ IN THOUSANDS)	2007	2006	(Decrease)	Change	2005	(Decrease)	Change
Service revenue:
CRS	$548,838	$442,512	$106,326	24.0%	$379,292	$63,220	16.7%
PCMS	120,636	117,129	3,507	3.0%	122,587	(5,458)	-4.5%
Perceptive	72,481	55,306	17,175	31.1%	42,847	12,459	29.1%

	$741,955	$614,947	$127,008	20.7%	$544,726	$70,221	12.9%

Direct costs:
CRS	$359,749	$292,221	$67,528	23.1%	$251,183	$41,038	16.3%
PCMS	86,612	81,549	5,063	6.2%	85,319	(3,770)	-4.4%
Perceptive	40,839	32,471	8,368	25.8%	23,542	8,929	37.9%

	$487,200	$406,241	$80,959	19.9%	$360,044	$46,197	12.8%

Gross profit:
CRS	$189,089	$150,291	$38,798	25.8%	$128,109	$22,182	17.3%
PCMS	34,024	35,580	(1,556)	-4.4%	37,268	(1,688)	-4.5%
Perceptive	31,642	22,835	8,807	38.6%	19,305	3,530	18.3%

	$254,755	$208,706	$46,049	22.1%	$184,682	$24,024	13.0%

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2006
Service revenue increased by $127.0 million, or 20.7%, to $742.0 million for the fiscal year ended June 30, 2007 from $614.9 million for the fiscal year ended June 30, 2006. As a result of year-over-year foreign currency fluctuations, service revenue was favorably impacted by approximately $21.6 million. On a geographic basis, service revenue for the fiscal year ended June 30, 2007 was distributed as follows: United States $266.8 million (36.0%), Europe $418.6 million (56.4%), and Asia and Other $56.5 million (7.6%). Service revenue for the fiscal year ended June 30, 2006 was distributed as follows: United States $217.8 million (35.4%), Europe $358.1 million (58.2%), and Asia and Other $39.0 million (6.4%).

On a segment basis, CRS service revenue increased by $106.3 million, or 24.0%, to $548.8 million for the fiscal year ended June 30, 2007 from $442.5 million in fiscal year 2006. Of the total $106.3 million increase, $21.3 was related to incremental business from the BMR/CCT acquisition completed in November 2006, approximately $17.7 million was attributed to foreign currency fluctuations, while the remaining $67.3 million was the result of business growth across all phases of the business. PCMS service revenue increased by $3.5 million, or 3.0%, to $120.6 million in fiscal year 2007 from $117.1 million in fiscal year 2006. Of the total $3.5 million increase, approximately $1.9 million was attributed to foreign currency fluctuations and $8.4 million was the result of strong performance in the consulting business, offset by a $6.8 million decline caused by weakness in the MedCom business. Perceptive service revenue increased by $17.2 million, or 31.1%, to $72.5 million in fiscal year 2007 from $55.3 million in fiscal year 2006. Of the total $17.2 million increase, approximately $2.0 million resulted from foreign currency fluctuations, with the remaining $15.2 million increase attributed to strong business growth across all business lines, most notably in the medical imaging business.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $81.0 million, or 19.9%, to $487.2 million in fiscal year 2007 from $406.2 million in fiscal year 2006. As a result of year-over-year foreign currency fluctuations, direct costs were unfavorably impacted by approximately $15.8 million. On a segment basis, CRS direct costs increased by $67.5 million, or 23.1%, to $359.7 million in fiscal year 2007 from $292.2 million in fiscal year 2006. Of the total $67.5 million increase, approximately $13.3 was attributed to foreign currency fluctuations, with the remaining $54.2 million primarily due to higher labor and related costs incurred to support the higher revenue levels. As a percentage of service revenue, CRS direct costs decreased by 0.5 point to 65.5% in fiscal year 2007 from 66.0% in fiscal year 2006. PCMS direct costs increased by $5.1 million, or 6.2%, to $86.6 million in fiscal year 2007 from $81.5 million in fiscal year 2006. Of the total $5.1 million increase, approximately $3.1 million was attributed to foreign currency fluctuations, with the remaining $2.0 million primarily due to higher labor costs incurred to support a higher volume of business. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2007 increased by 2.2 points to 71.8% in fiscal year 2007 from 69.6% in fiscal year 2006, as a result of lower productivity levels and $1.1 million in severance costs. Perceptive direct costs increased by $8.3 million, or 25.8%, to $40.8 million in fiscal year 2007 from $32.5 million in fiscal year 2006. Of the total $8.3 million increase, approximately $1.1 million was attributed to foreign currency fluctuations, with the remaining $7.2 million primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs for the year ended June 30, 2007 decreased by 2.4 points to 56.3% in fiscal year 2007 from 58.7% in fiscal year 2006 primarily due to improvements in productivity, a more favorable revenue mix, and no current year counterpart to recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the first quarter of fiscal year 2006.
Selling, general and administrative (“SG&A”) expenses increased by $22.7 million, or 15.8%, to $166.4 million in fiscal year 2007 from $143.7 million in fiscal year 2006. Of the total $22.7 million increase, $3.3 million was attributed to incremental expense associated with the BMR/CCT acquisition completed in November 2006, $4.4 million to higher selling and promotions costs, $3.3 million to increased research and development spending, approximately $5.2 million related to foreign exchange fluctuations, and the remaining $6.5 million was primarily due to the investments made in information systems, higher facilities costs, and increased bonus accruals. As a percentage of service revenue, SG&A decreased by 1 point to 22.4% in fiscal year 2007 from 23.4% in fiscal year 2006.
Depreciation and amortization (“D&A”) expenses increased by $4.8 million, or 18.5%, to $30.8 million in fiscal year 2007 from $26.0 million in fiscal year 2006, partly due to incremental amortization expense associated with the BMR/CCT acquisition completed in November 2006 and foreign currency fluctuations. As a percentage of service revenue, D&A remained at 4.2% in both fiscal years 2007 and 2006.
Income from operations increased by $17.7 million, to $57.6 million in fiscal year 2007 from $39.9 million in fiscal year 2006 due primarily to the reasons noted in the preceding paragraphs.
Total other income remained relatively flat at $2.0 million in fiscal year 2007 and $1.9 million in fiscal year 2006.

The Company had effective tax rates of 37.4% and 46.3% for the fiscal years ended June 30, 2007 and 2006, respectively. The reduction in the tax rate was primarily attributable to realized profitability improvements in the U.S. and other previously underperforming jurisdictions as well as favorable resolution of several tax audit matters in the Netherlands resulting in the recognition of tax benefits related to prior years. The Company had also recorded a higher level of tax reserves in fiscal year 2006 related to on-going reviews by taxing authorities. The Company’s tax rate is a function of the relative levels of profitability in the various taxing jurisdictions in which the Company does business. Any future changes in the mix of taxable income in the different jurisdictions in which the Company operates could materially impact the Company’s effective tax rate and its consolidated results of operations and financial position.
FISCAL YEAR ENDED JUNE 30, 2006 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2005
Service revenue increased by $70.2 million, or 12.9%, to $614.9 million for the fiscal year ended June 30, 2006 from $544.7 million for the fiscal year ended June 30, 2005. As a result of year-over-year foreign currency fluctuations, service revenue was unfavorably impacted by approximately $18.7 million. On a geographic basis, service revenue for the fiscal year ended June 30, 2006 was distributed as follows: United States $217.8 million (35.4%), Europe $358.1 million (58.2%), and Asia and Other $39.0 million (6.4%). Service revenue for the fiscal year ended June 30, 2005 was distributed as follows: United States $202.9 million (37.3%), Europe $313.1 million (57.4%), and Asia and Other $28.7 million (5.3%). The year-over-year shift of revenue from the United States to areas outside of the U.S. was primarily attributed to U.S. revenue weakness in the PCMS segment and an increasing proportion of clinical business awards being won in the U.S. for work to be conducted outside of the U.S.
On a segment basis, CRS service revenue increased by $63.2 million, or 16.7%, to $442.5 million for the fiscal year ended June 30, 2006 from $379.3 million in fiscal year 2005. Of the total $63.2 million increase, $49.7 million is attributable to business growth in activities related to Phase II-III clinical trials, $8.6 million reflects by year-over-year growth in the Phase I business and incremental revenue from the Qdot acquisition completed in July 2005, and $4.9 million driven by other components of the CRS business. PCMS service revenue decreased by $5.5 million, or 4.5%, to $117.1 million in fiscal year 2006 from $122.6 million in fiscal year 2005. The year-over-year decrease was caused by a variety of factors including cancellations and delays, a decline in work being performed for one major client within the medical communications services business and the impact of exiting low margin portions of the business. Of the total $5.5 million decrease, $6.2 million was attributed to the medical communications services business, which was offset by a $0.7 million increase in the consulting business. Perceptive service revenue increased by $12.5 million, or 29.1%, to $55.3 million in fiscal year 2006 from $42.8 million in fiscal year 2005 driven by gains in all operating units, most notably in medical imaging.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $46.2 million, or 12.8%, to $406.2 million in fiscal year 2006 from $360.0 million in fiscal year 2005. As a result of year-over-year foreign currency fluctuation, direct costs were favorably impacted by approximately $13.4 million. On a segment basis, CRS direct costs increased by $41.0 million, or 16.3%, to $292.2 million in fiscal year 2006 from $251.2 million in fiscal year 2005. The year-over-year increase in CRS direct costs was primarily due to costs incurred to support a higher volume of business, including increased hiring, training and incentive costs, as well as $0.5 million in unrecoverable reimbursable out-of-pocket expenses related to the bankruptcy of a client, TeGenero. As a percentage of service revenue, CRS direct costs for fiscal year 2006 remained relatively flat at 66.0% in fiscal year 2006 and 66.2% in fiscal year 2005. PCMS direct costs decreased $3.8 million, or 4.4%, to $81.5 million in fiscal year 2006 from $85.3 million in fiscal year 2005. The year-over-year decrease in PCMS direct costs was a result of lower labor costs directly tied to lower volume of business. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2006 remained flat at 69.6% in both fiscal years 2006 and 2005. Perceptive direct costs increased by $9.0 million, or 37.9%, to $32.5 million in fiscal year 2006 from $23.5 million in fiscal year 2005. The year-over-year increase in Perceptive direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth and $0.5 million of non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive. As a percentage of service revenue, Perceptive’s direct costs for the year ended June 30, 2006 increased by 3.8 points to 58.7% in fiscal year 2006 from 54.9% in fiscal year 2005 primarily due to (1) the need to record compensation expense in conjunction with the buyback of the minority interest in Perceptive and (2) inefficiencies in the medical imaging portion of the business, which the Company addressed by making further investments in underlying technologies and improving utilization of resources.

SG&A expenses increased by $12.6 million, or 9.6%, to $143.6 million in fiscal year 2006 from $131.0 million in fiscal year 2005. The $12.6 million increase was primarily attributable to $7.7 million in higher management incentive, commission and benefits costs, $5.5 million in increased facility related expense, $3.8 million in higher professional fees and travel expense, $3.5 million for stock-based compensation expense related to the adoption of SFAS 123(R), and $1.1 million related to non-recurring costs deemed to be compensation expense in conjunction with PAREXEL’s purchase of the minority interest in Perceptive, which were offset by approximately $9.0 million related to the benefits of past restructuring activity. As a percentage of service revenue, SG&A decreased 0.7 points to 23.4% in fiscal year 2006 from 24.1% in fiscal year 2005.
D&A expenses decreased by $3.6 million, or 12.1%, to $26.0 million in fiscal year 2006 from $29.6 million in fiscal year 2005 primarily as a result of writing off certain impaired assets in June 2005 and the impact of foreign exchange fluctuations. As a percentage of service revenue, D&A decreased by 1.2 points to 4.2% in fiscal year 2006 versus 5.4% in fiscal year 2005.
During fiscal year 2006, the Company recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions for leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during fiscal year 2006 in association with the fourth quarter fiscal year 2005 restructuring plan.
Income from operations increased by $40.2 million, to $39.9 million in fiscal year 2006 from a loss of $0.3 million in fiscal year 2005 due primarily to the benefit of past restructuring activities and the reasons noted in the preceding paragraphs.
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

DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 49 days at both June 30, 2007 and June 30, 2006. Accounts receivable, net of provision for losses on receivables, totaled $325.0 million ($189.8 million in billed accounts receivable and $135.2 million in unbilled accounts receivable) at June 30, 2007 and $272.1 million ($152.2 million in billed accounts receivable and $119.9 million in unbilled accounts receivable) at June 30, 2006. Deferred revenue was $170.7 million at June 30, 2007 and $139.8 million at June 30, 2006. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for fiscal year 2007 totaled $69.2 million and was generated by net income of $37.3 million, $30.9 million related to non-cash charges for depreciation and amortization expense, $15.3 million from increased liabilities, $5.0 million from deferred income taxes, and $4.3 million related to non-cash charges for stock-based compensation, offset by $13.5 million from increased prepaid expenses, current assets and other assets, $6.4 million decrease in accounts payable, and $3.7 million from increased accounts receivable (net of provision for losses on receivables and deferred revenue).
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
Net cash used in investing activities for fiscal year 2007 totaled $101.3 million resulting from $70.7 million used for acquisitions and $40.9 million used to purchase property and equipment (primarily computer software and hardware, leasehold improvements and analytical equipment), offset by $10.0 million of net proceeds from the sale of marketable securities and $0.3 million from proceeds from sale of assets. Net cash used by investing activities for fiscal year 2006 totaled $43.1 million resulting from purchases of property and equipment totaling $29.8 million, $7.4 million used for acquisitions, and $5.9 million used for net purchases of marketable securities.
Net cash provided by financing activities for fiscal year 2007 totaled $39.7 million, and consisted of $65.0 million in borrowings under lines of credit, $10.2 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans, offset by $35.5 million used in repayments under lines of credit and capital lease obligations. Net cash provided by financing activities for fiscal year 2006 totaled $8.0 million and consisted of $16.9 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans, offset by $8.0 million used to repurchase the Company’s common stock pursuant to its stock repurchase program and $0.9 million in repayments under lines of credit and long term debt.
LINES OF CREDIT
On January 12, 2007, the Company entered into a five-year, $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including and managed by JPMorgan Bank, N.A.) (“Bank”). The Credit Agreement permits borrowing at interest rates equal to LIBOR plus a margin to be agreed by the Bank and the Company, or rates to be set in any other manner as agreed between the Bank and the Company. The Credit Agreement is guaranteed by certain of the Company’s U.S. subsidiaries. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to increase the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants under this facility. The balance outstanding under this Credit Agreement was $30 million at June 30, 2007 at an interest rate of 6.125%, as determined based on LIBOR plus a margin. The remaining $70 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio. See Note 8 to the Consolidated Financial Statements for additional information.

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2007, the Company had Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2007, the Company had approximately $2.0 million available under these arrangements.
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
On June 29, 2007, the Company, through a wholly owned indirect subsidiary, initiated an offer (the “Tender Offer”) to purchase all of the issued and outstanding shares of common stock of Apex International Clinical Research Co., LTD (“Apex”). Apex is a clinical research company based in Taiwan.
Pursuant to the terms of a prospectus and subject to regulatory approval in Taiwan, the Company has agreed to purchase up to 100% of the issued and outstanding shares of Apex, on a fully diluted basis, at a per share price of NT$82.94 in the Tender Offer, representing a total purchase price of approximately NT$1,794,240,938 or approximately $54.7 million. As a condition to the closing of the Tender Offer, the minimum number of shares tendered to the Company by shareholders was 7,138,890, representing approximately 33% of the total issued and outstanding shares of Apex, on a fully diluted basis (the “Minimum Threshold”). The Minimum Threshold has been satisfied.
The Tender Offer was scheduled to expire on August 20, 2007, but due to the meeting schedule of the regulators, the Company made announcements and filed relevant reports with the Financial Supervisory Commission to extend the Tender Offer period to the 3rd business day following the receipt of the relevant foreign investment approvals from the Investment Commission, Ministry of Economic Affairs, but not later than September 19, 2007. If all of the conditions to the Tender Offer are satisfied, the Company expects that it would complete the purchase of all shares tendered in the Tender Offer within five business days following the expiration of the tender offer period.
The Company expects capital expenditures to total approximately $40 million in fiscal year 2008, primarily for computer software and hardware and leasehold improvements.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, this repurchase program will expire when the entire amount authorized has been fully utilized. As of June 30, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program.
CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The Company’s contractual obligations with scheduled maturities for fiscal years subsequent to June 30, 2007 are as follows:

		Less than 1	1 – 3	3 – 5	More than
($ IN THOUSANDS)	Total	year	years	years	5 years
Operating leases	$237,535	$42,013	$58,980	$39,054	$97,488
Obligations under capital leases	258	166	92	—	—
Purchase obligations	16,568	7,691	4,076	4,562	239

Total	$254,361	$49,870	$63,148	$43,616	$97,727

In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of this annual report, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of this annual report, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional approximate amount of $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million to be paid by December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of June 30, 2007, the Company had approximately $16.6 million in purchase obligations with various vendors for the purchase of computer software and recruiting services through October 31, 2011.
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
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is in effect for PAREXEL as of July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements.

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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 64.0% of its consolidated service revenue for the fiscal year ended June 30, 2007 from operations outside of the U.S., of which 16.0% was denominated in British pounds and approximately 36.4% was denominated in Euros. The Company derived approximately 64.6% of its consolidated service revenue for the fiscal year ended June 30, 2006 from operations outside of the U.S., of which 17.0% was denominated in British pounds and approximately 37.0% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent the Company is unable to shift the effects of currency fluctuations to its clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables, as well as variable to fixed interest rate swaps. Under this policy, derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $86.5 million at June 30, 2007.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $87.5 million at June 30, 2007. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.0 million. During the fiscal year ended, 2007 and 2006, the Company recorded foreign exchange gain of $0.7 million and a loss of $0.3 million, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATES
The Company’s exposure to interest rate changes relates primarily to the level of short-term and long-term debts and marketable securities. Short-term debts were approximately $30.5 million at June 30, 2007 and approximately $0.5 million at June 30, 2006. Long-term debts were approximately $0.3 million at June 30, 2007 and approximately $0.7 million at June 30, 2006. Marketable securities were $0 at June 30, 2007 and $10.0 million at June 30, 2006.
In connection with the borrowings under our credit facilities in Note 8 to the consolidated financial statements included in Item 8 of this annual report, the Company entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. The Company had interest rate exchange agreements with a notional amount of $20 million at June 30, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended June 30,
	2007	2006	2005

Service revenue	$741,955	$614,947	$544,726
Reimbursement revenue	176,149	145,007	126,811

Total revenue	918,104	759,954	671,537

Costs and expenses:
Direct costs	487,200	406,241	360,044
Reimbursable out-of-pocket expenses	176,149	145,007	126,811
Selling, general and administrative	166,368	143,652	131,025
Depreciation	26,546	24,473	27,790
Amortization	4,309	1,562	1,828
Restructuring (benefit) charges	(34)	(836)	24,315

Total costs and expenses	860,538	720,099	671,813

Income (loss) from operations	57,566	39,855	(276)

Interest income	12,750	9,354	6,320
Interest expense	(11,764)	(7,064)	(4,508)
Other income (loss), net	982	(371)	(796)

Total other income, net	1,968	1,919	1,016

Income before provision for income taxes and minority interest (benefit) expense	59,534	41,774	740
Provision for income taxes	22,277	19,328	35,566
Minority interest (benefit) expense, net of tax	(32)	(1,098)	351

Net income (loss)	$37,289	$23,544	$(35,177)

Earnings (loss) per share:
Basic	$1.37	$0.89	$(1.35)
Diluted	$1.33	$0.87	$(1.35)

Weighted average shares:
Basic	27,316	26,557	26,065
Diluted	28,108	27,013	26,065
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$96,677	$82,749
Marketable securities	—	10,000
Billed and unbilled accounts receivable, net	325,021	272,063
Prepaid expenses	15,484	11,258
Deferred tax assets	4,984	934
Other current assets	10,974	8,074

Total current assets	453,140	385,078

Property and equipment, net	97,233	78,386
Goodwill	90,766	50,112
Other intangible assets, net	27,361	7,832
Non-current deferred tax assets	1,145	10,495
Other assets	10,368	6,730

Total assets	$680,013	$538,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$30,463	$498
Accounts payable	12,942	17,185
Deferred revenue	170,718	139,836
Accrued expenses	20,431	20,117
Accrued restructuring charges, current portion	4,337	5,190
Accrued employee benefits and withholdings	55,296	46,385
Current deferred tax liabilities	16,889	12,645
Income tax payable	12,109	7,498
Other current liabilities	11,209	4,172

Total current liabilities	334,394	253,526
Long-term debt, net of current portion	277	705
Non-current deferred tax liabilities	12,183	16,780
Long-term accrued restructuring charges, less current portion	5,970	10,967
Other liabilities	8,247	5,569

Total liabilities	361,071	287,547

Commitments and contingencies (Note 15)
Minority interest in subsidiary	2,326	2,323
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding Common stock—$.01 par value; shares authorized: 75,000,000 and 50,000,000 at June 30, 2007 and 2006, respectively shares issued and outstanding: 27,565,633 and 26,920,119 at June 30, 2007 and 2006, respectively	289	283
Additional paid-in capital	191,835	177,309
Retained earnings	102,564	65,275
Accumulated other comprehensive income	21,928	5,896

Total stockholders’ equity	316,616	248,763

Total liabilities and stockholders’ equity	$680,013	$538,633

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accum.
						Other
	Common Stock					Compre-	Total	Compre-
			Additional	Treasury		hensive	Stock-	hensive
	Number	Par	Paid-in	Stock,	Retained	Income	holders’	Income
	Of Shares	Value	Capital	At Cost	Earnings	(Loss)	Equity	(Loss)

Balance at June 30, 2004	26,077,078	$275	$175,126	$(8,056)	$76,908	$2,507	$246,760	$19,151

Reclassification of treasury stock			(8,056)	8,056			—
Shares repurchased in the open market	(476,344)	(5)	(9,737)				(9,742)
Shares issued under stock option/ employee stock purchase plans	552,600	5	6,553				6,558
Shares issued under subsidiary option plan			35				35
Net unrealized loss on marketable securities and derivative instruments						(356)	(356)	(356)
Foreign currency translation adjustment						(2,507)	(2,507)	(2,507)
Net loss					(35,177)		(35,177)	(35,177)

Balance at June 30, 2005	26,153,334	275	163,921	—	41,731	(356)	205,571	(38,040)

Shares repurchased in the open market	(344,570)	(3)	(7,997)				(8,000)
Shares issued under stock option/ employee stock purchase plans	1,111,355	11	16,943				16,954
Stock-based compensation			4,442				4,442
Net unrealized gain on marketable securities and derivative instruments						712	712	712
Foreign currency translation adjustment						5,540	5,540	5,540
Net income					23,544		23,544	23,544

Balance at June 30, 2006	26,920,119	283	177,309	—	65,275	5,896	248,763	29,796

Shares issued under stock option/ employee stock purchase plans	645,514	6	10,199				10,205
Stock-based compensation			4,327				4,327
Net unrealized gain on derivative instruments						172	172	172
Foreign currency translation adjustment						15,860	15,860	15,860
Net income					37,289		37,289	37,289

Balance at June 30, 2007	27,565,633	$289	$191,835	—	$102,564	$21,928	$316,616	$53,321

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2007	2006	2005
Cash flow from operating activities:
Net income (loss)	$37,289	$23,544	$(35,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest (benefit) expense, net of tax	(32)	(1,098)	351
Depreciation and amortization	30,855	26,035	29,618
Stock-based compensation	4,327	4,442	—
Loss on disposal of assets	72	156	85
Deferred income taxes	4,947	4,164	29,607
Provision for losses on receivables, net	247	1,098	(1,844)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,927)	(54,111)	6,215
Prepaid expenses and other current assets	(6,743)	(3,545)	(2,870)
Other assets	(6,770)	(2,545)	3,409
Accounts payable	(6,436)	2,608	(1,556)
Deferred revenue	30,008	7,595	(13,168)
Other current liabilities	17,640	25,948	7,186
Other liabilities	(2,321)	(6,047)	9,131

Net cash provided by operating activities	69,156	28,244	30,987

Cash flow from investing activities:
Purchases of marketable securities	(120,125)	(79,075)	(60,300)
Proceeds from sale of marketable securities	130,125	73,075	91,221
Purchases of property and equipment	(40,855)	(29,763)	(31,814)
Acquisition of businesses	(70,695)	(7,425)	(1,461)
Proceeds from sale of assets	300	121	392

Net cash used in investing activities	(101,250)	(43,067)	(1,962)

Cash flow from financing activities:
Proceeds from issuance of common stock	10,205	16,954	6,558
Payments to repurchase common stock	—	(8,000)	(9,742)
Borrowings under lines of credit	65,000	(916)	369
Repayments under lines of credit	(35,089)	—	—
Repayments under long-term debt	(428)	—	—
Proceeds from issuance of subsidiary’s common stock	—	—	35

Net cash provided by(used in) financing activities	39,688	8,038	(2,780)

Effect of exchange rate changes on cash and cash equivalents	6,334	4,912	(2,309)

Net increase (decrease) in cash and cash equivalents	13,928	(1,873)	23,936
Cash and cash equivalents at beginning of year	82,749	84,622	60,686

Cash and cash equivalents at end of year	$96,677	$82,749	$84,622

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended June 30,
	2007	2006	2005
Supplemental disclosures of cash flow information

Net cash paid during the year for:
Interest	$9,554	$7,064	$4,508

Income taxes, net of refunds	$13,942	$2,631	$7,131

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$74,722	$8,227	$2,820
Liabilities assumed	(4,027)	(802)	(1,359)

Cash paid for acquisitions	$70,695	$7,425	$1,461

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
The Company is a leading bio/pharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. The Company’s primary objective is to provide solutions for managing the bio/pharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since its incorporation in 1983, PAREXEL has developed significant expertise in processes and technologies supporting this strategy. The Company’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. The Company believes that its comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with its experience in global drug development and product launch services, represent key competitive strengths.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of PAREXEL International Corporation, its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Reclassifications
Certain immaterial fiscal year 2006 and 2005 amounts have been reclassified to conform to the fiscal year 2007 presentation.
Use of Estimates
The Company prepares its financial statements in conformity with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, long term contracts, allowance for credit losses or receivables, the Company’s periodic impairment reviews of goodwill, and the valuations of long-term assets. The Company’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions, trends, and assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period in which they are determined.
Fair Values of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and debt approximates the carrying value of these financial instruments. The Company determines the estimated fair values of other financial instruments, including debt, equity and risk management instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or input from independent investment bankers.
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
PAREXEL’s arrangements with customers generally involve multiple elements. The deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting under Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, at contract inception. The total fee for the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation or termination provisions. Fair value for each element is established generally based on the sales price charged when the same or similar services are sold separately to our customers. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

In the Company’s CTMS operating unit of the Perceptive business segment, software revenue is recognized on a proportional performance basis in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the relevant guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, due to the significant nature of customization of each project.
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
As is customary in the industry, the Company routinely subcontracts on behalf of its clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in PAREXEL’s Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, and/or Direct costs, since such fees are reimbursed by clients on a “pass through basis”, without risk or reward to the Company. The amounts of these investigator fees were $126.0 million, $92.7 million, and $64.1 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.
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
Concentration of Credit Risk
Financial instruments, which may potentially expose the Company to concentrations of credit risk, include trade accounts receivable. However, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations. In fiscal years 2007 and 2006, the Company’s largest client accounted for 7% of consolidated service revenue and in fiscal year 2005, the Company’s largest client accounted for 8% of consolidated service revenue.
Provision for Losses on Receivables
PAREXEL records a loss provision based on historical collectability and specific identification of potential problem accounts.
Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives of 40 years for buildings, 3 to 8 years for computer hardware and software, and 5 years for office furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the remaining lease term. Charges resulting from the amortization of assets recorded under capital leases are included with depreciation expense. Repair and maintenance costs are expensed as incurred.
Development of Software for Internal Use
The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below. The amounts related to internal use software totaled $55.1 million at June 30, 2007 and $49.8 million at June 30, 2006. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

Research and Development Costs
The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $9.7 million, $6.4 million, and $4.6 million in fiscal years 2007, 2006, and 2005, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Advertising Costs
All advertising costs are expensed as incurred. Advertising expense was $1.1 million, $0.9 million, and $2.3 million in fiscal years 2007, 2006, and 2005, respectively.
Goodwill
The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has performed its annual impairment test, with no evidence of impairment of the Company’s goodwill balance for fiscal years 2007, 2006 and 2005.
The changes in the carrying amount of goodwill balances for fiscal years 2007, 2006 and 2005 were as follows (in thousands):

Carrying amount as of June 30, 2004	$41,002
Add: IMC	1,951
Final purchase accounting adjustments	(635)
Effect of changes in rates used for translation and adjustments	497

Carrying amount as of June 30, 2005	42,815

Add: Qdot	2,773
Perceptive	3,080
Synchron	(40)
IMC	647
Effect of changes in rates used for translation and adjustments	837

Carrying amount as of June 30, 2006	50,112

Add: BMR/CCT	35,474
Perceptive	48
Qdot	2,139
Effect of changes in rates used for translation and adjustments	2,993

Carrying amount as of June 30, 2007	$90,766

PAREXEL records Goodwill to the business segment affected by the transaction. Goodwill balances by segment at June 30, 2007 are as follows:

($ IN 000’s)	CRS	PCMS	PERCEPTIVE	TOTAL
Goodwill	$69,375	$4,449	$16,942	$90,766

Intangible Assets
Intangible assets consist primarily of technology and customer lists acquired through acquisitions completed by the Company in prior periods. Intangible assets are amortized over their expected period of benefit, which generally ranges from 3 to 15 years.
As of December 31, 2007, intangible assets consisted of the following (in thousands):

	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
Non-competition and non- solicitation agreements	3 years	$188	$60	$128
Technology	5 years	2,379	2,101	278
Customer relationships	10 years	33,332	6,377	26,955

Total intangible assets purchased		$35,899	$8,538	$27,361

As of December 31, 2006, intangible assets consisted of the following (in thousands):

	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
Non-competition and non- solicitation agreements	3 years	$62	$22	$40
Technology and other	5 years	2,187	1,486	701
Customer relationships	10.7 years	10,950	3,859	7,091

Total intangible assets purchased		$13,199	$5,367	$7,832

The changes in the carrying amount of intangible assets for fiscal years 2007 and 2006 were as follows (in thousands):

Carrying amount as of June 30, 2004	$10,636
Add: IMC	585
Less: Amortization	(1,828)
Effect of changes in rates used for translation and adjustments	(165)

Carrying amount as of June 30, 2005	9,228
Less: Amortization	(1,562)
Add: Effect of changes in rates used for translation and adjustments	166

Carrying amount as of June 30, 2006	7,832
Add: BMR/CCT	23,621
Effect of changes in rates used for translation and adjustments	217
Less: Amortization	(4,309)

Carrying amount as of June 30, 2007	$27,361

Amortization expense was $4.3 million, $1.6 million, and $1.8 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

2008	$3,229
2009	$2,794
2010	$2,133
2011	$2,114
2012	$2,114

Investments
The Company has investments in privately held entities in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records its investments in private entities under the cost method of accounting and assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of these entities. The quarterly assessment includes an evaluation of the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. The balance of the investments recorded under the cost method was approximately $3.8 million as of June 30, 2007 and $3.6 million as of June 30, 2006.
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
Foreign Currency
Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction gains (losses) were $0.7 million, $(0.3) million, and $(0.2) million in fiscal years 2007, 2006, and 2005, respectively.
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
Stock-Based Compensation
Prior to July 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as described by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25”. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the year ended June 30, 2006 includes compensation expense for all stock-based payments granted during the fiscal year ended June 30, 2006 and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financials were not restated. For the year ended June 30, 2006, the amount of compensation expense recognized was $4.4 million, of which, $0.9 million was recorded in direct costs and $3.5 million was recorded in selling, general and administrative expense in the consolidated statement of operations. The adoption of SFAS No. 123(R) had no effect on cash flow for the fiscal year ended June 30, 2006.
As a result of adopting the new accounting guidance for the year ended June 30, 2006, the Company’s income from continuing operations before income taxes and minority interest, net income, basic earnings per share and diluted earnings per share were $4.4 million, $4.2 million, $0.16 and $0.16 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

No compensation expense related to stock-based grants was recorded in the consolidated statement of operations for the year ended June 30, 2005, as all of the shares granted had an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results were not restated with the adoption of SFAS No. 123(R).
The following table illustrates the effect on net loss and loss per share if PAREXEL had applied the fair-value recognition provisions required by SFAS No. 123 at the beginning of fiscal year 2005:

($ in thousands, except per share data)	2005
Net loss, as reported	$(35,177)
Deduct total stock-based compensation, net of tax	(3,211)

Pro forma net loss	$(38,388)

Basic loss per share – as reported	$(1.35)
Basic loss per share – pro forma	$(1.47)
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
The following assumptions were used in PAREXEL’s Black-Scholes option-pricing model for awards issued during the respective periods:

	For the years ended June 30,
	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.4%	40.4%	39.0%
Risk-free interest rate	4.88%	4.01%	3.52%
Expected term (in years)	4.33	4.77	5.0
The following table summarizes information related to stock option activity for the respective periods:

	For the years ended June 30,
($ in thousands, except per share data)	2007	2006	2005
Weighted-average fair value of options granted per share	$12.15	$8.27	$8.26
Intrinsic value of options exercised	$8,184	$8,208	$3,065
Cash received from options exercised	$9,034	$15,618	$3,853

Stock option activities for the three years ended June 30, 2007, 2006 and 2005 were as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
FY 2007
Outstanding at beginning of period	2,432,745	$16.71
Granted	337,500	$31.16
Exercised	(524,369)	$17.23
Canceled	(135,737)	$23.12

Outstanding at end of period	2,110,139	$18.48
Exercisable at end of period	1,194,713	$14.07

FY 2006
Outstanding at beginning of period	3,093,194	$16.53
Granted	787,000	$20.47
Exercised	(1,001,994)	$15.59
Canceled	(445,455)	$24.63

Outstanding at end of period	2,432,745	$16.71
Exercisable at end of period	1,509,132	$14.78

FY 2005
Outstanding at beginning of period	3,245,425	$15.70
Granted	343,000	$20.28
Exercised	(343,348)	$11.22
Canceled	(151,883)	$18.65

Outstanding at end of period	3,093,194	$16.53
Exercisable at end of period	2,552,441	$16.66
Options that were outstanding and exercisable as of June 30, 2007 are as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life In Years	(In Thousands)

Outstanding at end of period	2,110,139	$18.48	4.47	$38,998
Exercisable at end of period	1,194,713	$14.07	2.79	$16,815
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

On December 14, 2006, PAREXEL awarded 25,043 shares of restricted stock to certain members of the Board of Directors. Valuation of these shares was calculated under the same methodology as the shares granted in the prior fiscal year. These shares will vest based on whether during the period between the date of grant and December 31, 2008 the closing price of a share of Common Stock on the Nasdaq Global Select Market meets or exceeds specified targets for five consecutive trading days within specified time frames, and that he/she must still be a director of the Company on December 31, 2008.
Restricted stock activity under the Plan during the year ended June 30, 2007 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	365,333	$14.25
Granted	25,043	$19.32
Vested	(83,333)	$12.62

Outstanding at end of period, non-vested	307,043	$15.11

Restricted stock activity under the Plan during the year ended June 30, 2006 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	—	-
Granted	509,000	$13.79
Vested	(50,000)	$12.62
Forfeited	(93,667)	$12.62

Outstanding at end of period, non-vested	365,333	$14.25

As of June 30, 2007, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $9.2 million, which will be recognized over a weighted-average period of 4 years.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to reduce currency exposures related to certain foreign currency denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If the derivative instruments are designated as cash flow hedges, the corresponding effective portion of the changes in fair value is recorded in stockholders equity as a component of other comprehensive income (“OCI”). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The amount recorded in OCI at June 30, 2007 will be reclassified to earnings within twelve months. Changes in the ineffective portion of a derivative instrument are recognized in earnings in the periods in which they are identified. There were no losses recognized in earnings due to hedge ineffectiveness in fiscal year 2007. In fiscal year 2006, approximately $0.2 million of losses were recognized in earnings due to hedge ineffectiveness.
From time to time, the Company enters into foreign currency exchange contracts to hedge foreign currency exposures. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133.

In connection with the borrowings under our credit facilities discussed in Note 8 of these consolidated financial statements, the Company entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. The Company had interest rate exchange agreements with a notional amount of $20 million at June 30, 2007.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is in effect for PAREXEL as of July 1, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements.
NOTE 3. ACQUISITIONS
Fiscal Year 2007
BMR/CCT
On November 15, 2006, PAREXEL acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) as previously announced on October 12, 2006. Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. In connection with the transaction, PAREXEL entered into a long-term management agreement with CCT.
The acquisition expanded PAREXEL’s global Clinical Pharmacology capacity to over 450 beds. It also brought new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the results of operations of BMR/CCT have been included in the accompanying consolidated statements of operations as of the date of acquisition.

Total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. Goodwill is expected to be deductible for income tax purposes.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$66,480
Transaction costs	2,028

$68,508

Allocations:
Current assets	$11,884
Property and equipment, net	1,477
Goodwill	35,474
Other intangible assets, net	23,621
Other assets	79

Total assets acquired	72,535

Current liabilities	4,027

Total liabilities assumed	4,027

Net assets acquired	$68,508

This acquisition was initially financed with borrowings from a line of credit. The Company subsequently repaid the line of credit with proceeds from an executed $100 million unsecured senior revolving credit facility on January 12, 2007 (see Note 8).
The following table presents the details of the intangible assets purchased in the BMR/CCT acquisition as of June 30, 2007 (in thousands):

	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
Backlog	7.5 months	$1,881	$1,881	$—
Non-competition and non- solicitation agreements	3 years	126	26	100
Customer relationships	15 years	21,614	901	20,713

Total intangible assets purchased		$23,621	$2,808	$20,813

The estimated amortization expense of intangible assets purchased in the BMR/CCT acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the consolidated statements of operations as follows (in thousands):

Fiscal Year	Amortization
2007	$2,808
2008	1,483
2009	1,483
2010	1,457
2011	1,441
2012	1,441

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of BMR/CCT had occurred at July 1, 2005, the beginning of PAREXEL’s fiscal year 2006 (in thousands, except per share data):

	For the fiscal year ended
		June 30, 2007
	PRXL	BMR/ CCT**	Total
Service revenue	$741,955	$20,484	$762,439
Net income*	$37,289	$505	$37,794

Basic EPS*	$1.37	$0.01	$1.38
Diluted EPS*	$1.33	$0.01	$1.34

	For the fiscal year ended
		June 30, 2006
	PRXL	BMR/ CCT**	Total
Service revenue	$614,947	$31,261	$646,208
Net income (loss)*	$23,544	$(489)	$23,055

Basic EPS*	$0.89	$(0.02)	$0.87
Diluted EPS*	$0.87	$(0.01)	$0.86

*	Inclusive of the interest expense we would have incurred related to the $50 million in borrowings at an annual interest rate of 6.25% and amortization expense we would have incurred in connection with the customer relationship and non-competition and non-solicitation agreements.

**	Represents four and a half months of financial results in fiscal year 2007 and twelve months of financial results in fiscal year 2006, prior to PAREXEL’s acquisition of BMR/CCT.
Fiscal Year 2006
Synchron
Effective June 15, 2006, the Company entered into a joint venture arrangement with Synchron Research Services Private Limited, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. The Company acquired a majority equity interest of 75.0% in the newly-formed entity. In addition, the Company paid approximately $2.4 million for a minority interest in Sychron’s Phase I business, which is accounted for as a cost method investment.
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
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, President of CRS & Perceptive.
The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive. Pro forma results of Perceptive operations have not been presented because the effect of this acquisition was not material.
Qdot
Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa for approximately $5.7 million, net of liabilities assumed. Under the agreement, the Company agreed to make additional payments of up to approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid an $0.8 million contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million (approximately $0.9 million was paid in January 2007 and approximately $1.2 million is to be paid by December 31, 2007). As of June 30, 2007, the Company recorded approximately $4.9 million of excess cost over the fair value of the interest in the net assets acquired as goodwill. Pro forma results of Qdot operations have not been presented because the effect of this acquisition was not material.
Fiscal Year 2005
IMC
Effective October 1, 2004, the Company acquired 100% of the outstanding stock of IMC, a provider of specialty professional marketing and communications services in Whitehall, Pennsylvania for approximately $1.5 million in cash. Under the agreement, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the agreement. Pro forma results of IMC’s operations have not been presented because the effect of this acquisition was not material.
NOTE 4. MARKETABLE SECURITIES
Available-for-sale securities included in marketable securities at June 30, 2006 consisted entirely of municipal debt securities. At June 30, 2007, there were no marketable securities.
The Company’s marketable securities are reflected at fair market value, which approximates amortized cost. During fiscal year 2007, gross realized gains were $3.2 million and gross realized losses were $1.1 million. During fiscal year 2006, gross realized gains were $2.3 million and gross realized losses were $2.0 million. During fiscal year 2005, gross realized gains were $2.9 million and gross realized losses were $2.1 million.
NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 2007 and 2006 consisted of the following:

($ IN THOUSANDS)	2007	2006
Billed	$192,143	$154,270
Unbilled	136,594	121,262
Provision for losses on receivables	(3,716)	(3,469)

	$325,021	$272,063

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2007 and 2006 consisted of the following:

($ IN THOUSANDS)	2007	2006
Owned assets:
Computer software	$73,183	$73,001
Computer and office equipment	62,205	78,423
Leasehold improvements	31,734	26,045
Medical equipment	18,674	15,476
Furniture and fixtures	16,385	17,612
Buildings	4,952	4,649
Other	3,528	2,695

	210,661	217,901
Less: accumulated depreciation	(114,229)	(140,523)

	96,432	77,378

Assets held under capital lease:
Computer software	1,603	1,999
Less: accumulated amortization	(802)	(991)

	801	1,008

	$97,233	$78,386

Depreciation and amortization expense relating to property and equipment, including amortization of assets recorded under capital leases, was $26.5 million, $24.5 million, and $27.8 million, for the years ended June 30, 2007, 2006, and 2005, respectively. Depreciation expense for the year ended June 30, 2005 included $2.7 million in accelerated depreciation for certain impaired assets including amounts related to unamortized leasehold improvements on abandoned leased facilities.
During the year ended June 30, 2007, the company retired $57.9 million of fully-depreciated assets.
NOTE 7. RESTRUCTURING CHARGES
During the year ended June 30, 2007, the Company recorded a $59,000 increase to existing restructuring reserves due to changes in assumptions on leased facilities based on current market conditions, which was offset by a $93,000 reduction in severance-related restructuring expense associated with the fourth quarter fiscal year 2005 restructuring plan.
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

Changes in the restructuring accrual during fiscal years 2007, 2006, and 2005 are summarized below:

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
($ IN THOUSANDS)	June 30, 2006	Adjustments	Exchange	June 30, 2007
Employee severance costs	$734	$(93)	$(418)	$223
Facilities-related charges	15,423	59	(5,398)	$10,084

	$16,157	$(34)	$(5,816)	$10,307

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
	June 30, 2005	Adjustments	Exchange	June 30, 2006
Employee severance costs	$3,694	$1,765	$(4,725)	$734
Facilities-related charges	27,310	(2,601)	(9,286)	15,423

	$31,004	$(836)	$(14,011)	$16,157

			Payments/
	Balance at	Provisions/	Foreign Currency	Balance at
	June 30, 2004	Adjustments	Exchange	June 30, 2005
Employee severance costs	$1,503	$4,300	$(2,109)	$3,694
Facilities-related charges	11,923	20,015	(4,628)	27,310

	$13,426	$24,315	$(6,737)	$31,004

NOTE 8. CREDIT ARRANGEMENTS
Effective November 15, 2006, the Company amended the $15 million uncommitted line of credit it had with JPMorgan Chase Bank, N.A. (“Bank”) with a new $70 million maximum borrowing amount with a maturity date of January 31, 2007. The amended line of credit permitted borrowing at interest rates equal to LIBOR (ranging from 5.32% to 5.37% at December 31, 2006) plus a margin to be agreed by the Bank and the Company, or rates to be set in any other manner as agreed between the Bank and the Company. The Company entered into the amended line of credit to provide short-term financing for the acquisition of BMR/CCT (see Note 3).
Subsequently, on January 12, 2007, the Company entered into a five-year, $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including and managed by JPMorgan Bank, N.A.) and terminated the $70 million line of credit. The Credit Agreement is guaranteed by certain of the Company’s U.S. subsidiaries. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to increase the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants under this facility.
At closing on January 12, 2007, the Company borrowed $50 million and repaid the entire balance outstanding under the $70 million line of credit plus all associated interest and fees. The balance outstanding under this Credit Agreement was $30 million at June 30, 2007 at an interest rate of 6.125%, as determined based on LIBOR plus a margin. The remaining $70 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio.
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line-of-credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the Bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2007, the Company had Euro 12.0 million available under this line-of-credit.

The Company has other foreign lines of credit with banks totaling approximately $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2007, the Company had approximately $2.0 million available under these arrangements.
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
NOTE 9. STOCKHOLDERS’ EQUITY
As of June 30, 2007 and 2006, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, this repurchase program will expire when the entire amount authorized has been fully utilized. Through June 30, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program.
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
NOTE 10. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding common stock equivalents. Outstanding options to purchase approximately 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2007 and 2006, because they were anti-dilutive. There were no anti-dilutive shares outstanding for the fiscal year ended June 30, 2005 as a result of the net loss for the year.

The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)	2007	2006	2005
Net income (loss) attributable to common shares	$37,289	$23,544	$(35,177)

Weighted average number of shares outstanding, used in computing basic earnings per share	27,316	26,557	26,065
Dilutive common stock equivalents	792	456	—

Weighted average shares used in computing diluted earnings per share	28,108	27,013	26,065

Basic earnings (loss) per share	$1.37	$0.89	$(1.35)
Diluted earnings (loss) per share	$1.33	$0.87	$(1.35)
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) has been calculated by the Company in accordance with SFAS No. 130 “Reporting Comprehensive Income”. The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

		Unrealized gain
		(loss) on available
		for sale securities
	Foreign currency	and derivative
($ IN THOUSANDS)	translation	instruments	Total
Balance as of June 30, 2004	$2,605	$(98)	$2,507
Changes during the year	(2,507)	(356)	(2,863)

Balance as of June 30, 2005	98	(454)	(356)
Changes during the year	5,540	712	6,252

Balance as of June 30, 2006	5,638	258	5,896
Changes during the year	15,860	172	16,032

Balance as of June 30, 2007	$21,498	$430	$21,928

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS
The Compensation Committee of the Board of Directors is responsible for administration of the Company’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
On May 26, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of certain unvested out-of-the-money stock options previously awarded to current employees, including executive officers, and non-employee directors, effective as of the close of business on June 30, 2005 in accordance with the provisions of the Company’s Second Amended and Restated 1995 Stock Option Plan, 1998 Non-qualified, Non-Officer Stock Option Plan and the 2001 Stock Incentive Plan. A stock option was considered out-of-the-money if the option exercise price was greater than the closing price per share of Common Stock of the Company on the Nasdaq Stock Market on June 30, 2005. Such actions were taken primarily to eliminate any future compensation expense the Company would have otherwise recognized in its income statement upon adoption of SFAS 123(R). There were 281,000 stock options that vested as a result of the acceleration on June 30, 2005. The closing price on June 30, 2005 was $19.82 per share. No compensation expense was recorded as a result of this acceleration.

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
On December 16, 2005, the Compensation Committee of the Board of Directors voted to award an aggregate of 317,000 shares of restricted stock to certain executive officers of the Company and an aggregate of 150,000 shares of restricted stock to the members of the Board of Directors. On March 3, 2006 and May 8, 2006, 7,000 shares and 35,000 shares, respectively, of restricted stock were awarded to certain executive officers of the Company. On December 14, 2006, an additional 25,043 shares of restricted stocks were awarded to certain members of the Board of Directors.
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
Employee Stock Purchase Plan
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
During fiscal year 2007, there were 37,741 shares purchased at a range of $26.37 to $38.21 per share and; during fiscal year 2006, there were 59,361 shares purchased at a range of $19.54 to $27.27 per share and; during fiscal year 2005, there were 209,252 shares purchased at a range of $10.59 to $16.82 per share.
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

As discussed in Note 3, on August 22, 2005, PAREXEL acquired all of the equity interests held by minority stockholders of Perceptive, and now owns all of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
401(k)
The Company sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. The Company matches 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Company contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Company contributions to the Plan were approximately $2.5 million for the year ended June 30, 2007 and approximately $2.3 million for each of the years ended June 30, 2006 and 2005.
NOTE 13. FINANCIAL INSTRUMENTS
As of June 30, 2007 and 2006, the Company had entered into foreign currency exchange contracts to exchange foreign currencies to the U.S. dollar. The notional contract amount of outstanding foreign currency exchange contracts was approximately $174.0 million and $36.2 million at June 30, 2007 and 2006, respectively.
While it is not the Company’s intention to terminate the above financial instruments, fair values were estimated based on market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet date. The fair values of foreign currency exchange contracts were approximately $174.0 million at June 30, 2007 and $36.8 million at June 30, 2006.
At June 30, 2007, maturities of the Company’s foreign currency exchange contracts ranged from one to eleven months.
NOTE 14. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30, 2007, 2006 and 2005 were as follows:

($ IN THOUSANDS)	2007	2006	2005
Domestic	$(1,199)	$(9,201)	$(30,366)
Foreign	60,733	50,975	31,106

	$59,534	$41,774	$740

Provisions for income taxes for the three years ended June 30 were as follows:

($ IN THOUSANDS)	2007	2006	2005
Current:
Federal	$100	$1,345	$(692)
State	714	732	152
Foreign	17,335	13,280	10,342

	18,149	15,357	9,802

Deferred:
Federal	(249)	—	16,439
State	(31)	—	3,570
Foreign	4,408	3,971	5,755

	4,128	3,971	25,764

	$22,277	$19,328	$35,566

The Company’s consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

($ IN THOUSANDS)	2007	%	2006	%	2005	%
Income tax expense computed at the federal statutory rate	$20,837	35.0%	$14,621	35.0%	$259	35.0%
State income taxes, net of federal benefit	360	0.6%	215	0.5%	99	13.3%
Foreign rate differential	(2,958)	-4.9%	(1,700)	-4.0%	(955)	-129.4%
Change in valuation allowances	347	0.5%	3,052	7.3%	36,555	4,940.1%
Additions to reserves	710	1.2%	2,233	5.3%	185	25.0%
Research and development	(1,175)	-2.0%	(1,082)	-2.6%	(955)	-128.9%
Other non-deductible expenses	3,194	5.4%	790	1.9%	235	31.8%
Other	962	1.6%	1,199	2.9%	143	19.3%

	$22,277	37.4%	$19,328	46.3%	$35,566	4,806.2%

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been indefinitely reinvested. Undistributed earnings of foreign subsidiaries that have been indefinitely reinvested are approximately $124 million and $104 million at June 30, 2007 and 2006 respectively. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

Significant components of the Company’s net deferred tax assets as of June 30, 2007 and 2006 were as follows:

($ IN THOUSANDS)	2007	2006
Deferred tax assets:
U.S. loss carryforwards	$15,859	$5,301
Foreign loss carryforwards	12,563	13,028
Accrued expenses	14,307	10,953
Tax credit carryforwards	7,501	4,558
Provision for losses on receivables	588	613
Deferred compensation	1,985	1,736
Deferred revenue	—	9,392
Other	4,015	4,249

Gross deferred tax assets	56,818	49,830
Deferred tax asset valuation allowance	(47,588)	(42,586)

Total deferred tax assets	9,230	7,244

Deferred tax liabilities:
Property and equipment	(6,002)	(5,820)
Deferred revenue	(9,525)	—
Intangible assets	(5,539)	(1,445)
Foreign risk reserve	(1,100)	(1,839)
Foreign work-in-process valuation	(5,578)	(11,274)
Other	(4,429)	(4,862)

Total deferred tax liabilities	(32,173)	(25,240)

	$(22,943)	$(17,996)

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2007 and 2006 were as follows:

($ IN THOUSANDS)	2007	2006
Current deferred tax assets	$4,984	$934
Non-current deferred tax assets	1,145	10,495
Current deferred tax liabilities	(16,889)	(12,645)
Non-current deferred tax liabilities	(12,183)	(16,780)

	$(22,943)	$(17,996)

At June 30, 2007, the Company had U.S. state, federal and foreign loss carryforwards, tax effected, of $2.5 million, $13.3 million and $12.6 million, respectively that are available to offset future liabilities for income taxes. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state and federal net operating losses expire in the years 2009 through 2026. Of the non-U.S. loss carryforwards, $1.1 million will expire between 2015 and 2019, the remainder does not expire. The Company also has U.S. foreign tax credit carryforwards of $7.5 million which expire in the years 2015 through 2017. U.S. foreign tax credit and loss carryforwards may be limited due to the change in ownership provisions of the internal revenue code. A valuation allowance has been established for certain future income tax benefits related to net operating loss carryforwards, foreign tax credit carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2007, the valuation allowance increased principally resulting from increases in net operating loss and foreign tax credit carryforwards. The Company is subject to on-going reviews by taxing authorities. The Company has evaluated the likelihood of unfavorable adjustments arising from these on-going reviews of prior year tax returns and believes that adequate provisions have been made in the income tax provision.
NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES
The Company leases its facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $35.4 million, $30.1 million, and $35.6 million for fiscal years 2007, 2006, and 2005, respectively. Additionally, the Company has assets under capital leases. Future minimum lease payments due under non-cancelable leases are as follows:

($ IN THOUSANDS)	2008	2009	2010	2011	2012	Thereafter	Total
Operating and capital leases	$42,179	$34,549	$24,523	$21,011	$18,043	$97,488	$237,793
Less: sublease income	(3,896)	(5,596)	(464)	—	—	—	(9,956)
Purchase Commitments	7,691	3,182	894	4,301	261	239	16,568

Total	$45,974	$32,135	$24,953	$25,312	$18,304	$97,727	$244,405

In connection with the IMC acquisition during fiscal year 2005, as discussed in Note 3 above, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of June 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition as discussed in Note 3 above, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional approximate amount of $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million is to be paid by December 31, 2007).
The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements. The Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.
As of June 30, 2007, the Company had approximately $16.6 million in purchase obligations with various vendors for the purchase of computer software and recruiting services through October 31, 2011.
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2007, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

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
In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 are entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options have changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.
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
NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION
Financial information by geographic area for the three years ended June 30, 2007, 2006, and 2005 were as follows:

($ IN THOUSANDS)	2007	2006	2005
Service revenue:
United States	$266,835	$217,778	$202,924
Europe	418,590	358,108	313,114
Asia and Other	56,530	39,061	28,688

	$741,955	$614,947	$544,726

Income (loss) from operations:
United States	$(970)	$(5,801)	$(33,357)
Europe	47,686	45,613	32,474
Asia and Other	10,850	43	607

	$57,566	$39,855	$(276)

Tangible long-lived assets:
United States	$40,719	$32,825	$30,981
Europe	61,156	49,755	43,522
Asia and Other	4,640	2,536	2,462

	$106,515	$85,116	$76,965

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

($ IN THOUSANDS)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2007	$548,838	$120,636	$72,481	$741,955
2006	$442,512	$117,129	$55,306	$614,947
2005	$379,292	$122,587	$42,847	$544,726

Gross profit on service revenue:
2007	$189,089	$34,024	$31,642	$254,755
2006	$150,291	$35,580	$22,835	$208,706
2005	$128,109	$37,268	$19,305	$184,682
NOTE 18. OTHER EVENT
On June 29, 2007, the Company, through a wholly owned indirect subsidiary, initiated an offer (the “Tender Offer”) to purchase all of the issued and outstanding shares of common stock of Apex International Clinical Research Co., LTD (“Apex”). Apex is a clinical research company based in Taiwan.
Pursuant to the terms of a prospectus and subject to regulatory approval in Taiwan, the Company has agreed to purchase up to 100% of the issued and outstanding shares of Apex, on a fully diluted basis, at a per share price of NT$82.94 in the Tender Offer, representing a total purchase price of approximately NT$1,794,240,938. As a condition to the closing of the Tender Offer, the minimum number of shares tendered to the Company by shareholders was 7,138,890, representing approximately 33% of the total issued and outstanding shares of Apex, on a fully diluted basis (the “Minimum Threshold”). The Minimum Threshold has been satisfied.
The Tender Offer was scheduled to expire on August 20, 2007, but due to the meeting schedule of the regulators, the Company made announcements and filed relevant reports with the Financial Supervisory Commission to extend the Tender Offer period to the 3rd business day following the receipt of the relevant foreign investment approvals from the Investment Commission, Ministry of Economic Affairs, but not later than September 19, 2007. If all of the conditions to the Tender Offer are satisfied, the Company expects that it would complete the purchase of all shares tendered in the Tender Offer within five business days following the expiration of the tender offer period.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 71.

/s/ Josef H. von Rickenbach Josef H. von Rickenbach	/s/ James F. Winschel, Jr. James F. Winschel, Jr.
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(principal executive officer)	(principal financial officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2007 expressed an unqualified opinion thereon.
                /s/ Ernst & Young LLP
Boston, Massachusetts
August 24, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PAREXEL International Corporation (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that PAREXEL International Corporation maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PAREXEL International Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 24, 2007 expressed an unqualified opinion thereon.
               /s/ Ernst & Young LLP
Boston, Massachusetts
August 24, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
The Company has adopted a code of business conduct and ethics applicable to all of its employees, including its principal executive officers and principal financial officer. The code of business conduct and ethics is available on the Company’s website (www.parexel.com) under the category “Investor Relations-Corporate Governance”.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment Agreements” and “Compensation Committee and Committee Report on Executive Compensation” in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
  (1) FINANCIAL STATEMENTS
The following financial statements and supplementary data are included in Item 8 of this annual report:

FINANCIAL STATEMENTS	FORM 10-K PAGES
Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2007, 2006 and 2005	70-71
Consolidated Statements of Operations for each of the three years ended June 30, 2007, 2006 and 2005	41
Consolidated Balance Sheets at June 30, 2007 and 2006	42
Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2007, 2006 and 2005	43
Consolidated Statements of Cash Flows for each of the three years ended June 30, 2007, 2006 and 2005	44-45
Notes to Consolidated Financial Statements	46-68

(2) FINANCIAL STATEMENT SCHEDULES

For the three years ended June 30, 2007:

Schedule II — Valuation and Qualifying Accounts and Reserves	78
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
PAREXEL INTERNATIONAL CORPORATION

By: /s/ Josef H. von Rickenbach	Dated: August 27, 2007
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Josef H. von Rickenbach
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)	August 27, 2007

/s/ James F. Winschel, Jr.
James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	August 27, 2007

/s/ A. Dana Callow, Jr.
A. Dana Callow, Jr.	Director	August 27, 2007

/s/ Patrick J. Fortune
Patrick J. Fortune	Director	August 27, 2007

/s/ Richard L. Love
Richard L. Love	Director	August 27, 2007

/s/ Ellen M. Zane
Ellen M. Zane	Director	August 27, 2007

/s/ Christopher J. Lindop
Christopher J. Lindop	Director	August 27, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Organization of the Company, as amended. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by this reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-104968) and incorporated herein by this reference).

4.1	Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2	Rights Agreement dated March 27, 2003 between the Corporation and Equiserve Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Vote of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated March 31, 2003 and incorporated herein by this reference).

10.1*	Form of Stock Option Agreement of the Company (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference).

10.2*	Form of Stock Option Agreement under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K dated September 2, 2004 and incorporated herein by this reference).

10.3*	Form of Stock Option Agreement for Executive Officers under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.4*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.5*	Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by this reference).

10.6*	1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7.1*	2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.7.2*	Amendment No. 1 to 2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.8*	2005 Stock Incentive Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.9*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION
10.10*	Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.11*	Corporate Plan for Retirement of the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.1	Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.12.2	First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.3	Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.4	Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.12.5	Fifth Amendement dated as of June 29, 2007 to the lease dated June 14, 1991 by and between Boston Properties Limited Partnership and PAREXEL International, LLC (filed herewith).

10.13*	1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.14*	Amended and Restated Employment Agreement dated December 6, 1999 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by this reference).

10.15.1	Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.15.2	First Amendment dated as of June 29, 2007 to the lease dated November 17, 1998 by and between Boston Properties Limited Partnership and PAREXEL International LLC (filed herewith).

10.16*	Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

10.17	Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.18.1*	Change of Control/Severance Agreement, dated as of April 3, 2001, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by this reference).

10.18.2*	Amendment No. 1 to Change of Control/Severance Agreement, dated as of February 7, 2006, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.19.1*	Change of Control/Severance Agreement, dated as of December 16, 2005, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION
10.19.2*	Amendment No. 1 to Change of Control /Severance Agreement, dated as of February 7, 2006, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference).

10.20	PAREXEL International Nonqualified Deferred Compensation Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by this reference).

10.21	ABN – AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference ).

10.22	Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.23*	Change of Control/Severance Agreement, dated as of July 6, 2006, by and between the Company and Douglas A. Batt (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.24	Tender Agreement, dated as of June 7, 2007, by and between PAREXEL (Taiwan), Inc. and Albert Liou (filed herewith).

10.25	Credit Agreement, dated as of January 12, 2007, between and among the Company, JP Morgan ChaseBank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, ABN Amro Bank N.V., as Syndication Agent, Wachoria Bank, N.A., as Documentation Agent and a Syndicate of banks (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2007 and incorporated herein by this reference).

21.1	List of subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Recovery	Balance at
	beginning	costs and	(Deductions)	end of
($ IN THOUSANDS)	of year	expenses	and (write-offs)	year
Provision for losses on receivables:
Year ended June 30, 2005	$4,215	$926	$(2,770)	$2,371
Year ended June 30, 2006	$2,371	$1,293	$(195)	$3,469
Year ended June 30, 2007	$3,469	$4	$243	$3,716