Form 10-Q
period 2007-09-30
PAREXEL INTERNATIONAL CORP
filed 2007-11-07
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2007, there were 27,791,145 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$50,436	$96,677
Billed and unbilled accounts receivable, net	354,380	325,021
Prepaid expenses	15,168	15,484
Deferred tax assets	5,076	4,984
Other current assets	13,344	10,974

Total current assets	438,404	453,140
Property and equipment, net	111,836	97,233
Goodwill	134,064	90,766
Other intangible assets, net	41,235	27,361
Non-current deferred tax assets	1,149	1,145
Other assets	8,972	10,368

Total assets	$735,660	$680,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$55,463	$30,463
Accounts payable	14,787	12,942
Deferred revenue	173,972	170,718
Accrued expenses	25,820	20,431
Accrued restructuring charges	4,023	4,337
Accrued employee benefits and withholdings	54,055	55,296
Current deferred tax liabilities	16,903	16,889
Income tax payable	12,733	12,109
Other current liabilities	4,690	11,209

Total current liabilities	362,446	334,394
Long-term debt, net of current portion	253	277
Non-current deferred tax liabilities	12,217	12,183
Long-term accrued restructuring charges	5,125	5,970
Other liabilities	10,178	8,247

Total liabilities	390,219	361,071

Minority interest in subsidiary	2,353	2,326
Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock —$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 27,683,931 at September 30, 2007 and 27,565,633 at June 30, 2007	289	289
Additional paid-in capital	194,731	191,835
Retained earnings	115,126	102,564
Accumulated other comprehensive income	32,942	21,928

Total stockholders’ equity	343,088	316,616

Total liabilities and stockholders’ equity	$735,660	$680,013

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30, 2007	September 30, 2006
Service revenue	$208,125	$165,057
Reimbursement revenue	43,907	38,450

Total revenue	252,032	203,507

Costs and expenses:
Direct costs	136,062	108,488
Reimbursable out-of-pocket expenses	43,907	38,450
Selling, general and administrative	47,140	38,772
Depreciation	7,496	6,143
Amortization	899	407
Restructuring benefit	—	(74)

Income from operations	16,528	11,321

Other income (expense)	(426)	483

Income before income taxes	16,102	11,804

Provision for income taxes	2,237	4,816
Effective tax rate	13.9%	40.8%

Minority interest expense (income)	(20)	11

Net income	$13,885	$6,977

Earnings per common share:
Basic	$0.50	$0.26
Diluted	$0.49	$0.25

Shares used in computing earnings per common share:
Basic	27,621	27,052
Diluted	28,541	27,930
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$13,885	$6,977
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest expense (income), net of tax	(20)	11
Depreciation and amortization	8,395	6,550
Stock-based compensation	1,152	1,468
Changes in operating assets and liabilities	(40,351)	(22,887)

Net cash used in operating activities	(16,939)	(7,881)

Cash flow from investing activities:
Purchases of marketable securities	(30,400)	(32,575)
Proceeds from sale of marketable securities	30,400	42,575
Purchases of property and equipment	(13,036)	(8,578)
Acquisition of businesses	(51,270)	(39)
Proceeds from sale of assets	16	71

Net cash (used in) provided by investing activities	(64,290)	1,454

Cash flow from financing activities:
Proceeds from issuance of common stock	1,745	3,421
Borrowings under lines of credit and long-term debt	24,976	4,919

Net cash provided by financing activities	26,721	8,340

Effect of exchange rate changes on cash and cash equivalents	8,267	(445)

Net (decrease) increase in cash and cash equivalents	(46,241)	1,468
Cash and cash equivalents at beginning of period	96,677	82,749

Cash and cash equivalents at end of period	$50,436	$84,217

Supplemental disclosures of cash flow information

Net cash paid during the period for:
Interest	$4,855	$1,761
Income taxes, net of refunds	$5,990	$203

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$63,085	$39
Liabilities assumed	(11,815)	—

Cash paid for acquisitions	$51,270	$39

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 (the “2007 10-K”).
Effective with the September 30, 2007 reporting period, certain direct costs were moved to selling, general and administrative to ensure consistency among all business segments. Additionally, the Company has reclassified its geographic breakout of revenue to better delineate the geographies in which it operates. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. Prior year numbers have been reclassified to reflect the fiscal year 2008 presentation.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. Outstanding options to purchase approximately 14,100 and 49,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

	For the three months ended
	September 30,	September
(in thousands, except per share data)	2007	30, 2006
Net income	$13,885	$6,977

Weighted average number of shares outstanding used in computing basic earnings per share	27,621	27,052

Dilutive common stock equivalents	920	878

Weighted average number of shares outstanding used in computing diluted earnings per share	28,541	27,930

Basic earnings per share	$0.50	$0.26
Diluted earnings per share	$0.49	$0.25

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months ended September 30, 2007 and 2006 was as follows:

	For the three months ended
	September 30,	September 30,
($ in thousands)	2007	2006
Net income	$13,885	$6,977
Foreign currency translation	11,399	(313)
Unrealized losses on available for sale securities and derivative instruments	(385)	(79)

Comprehensive income	$24,899	$6,585

NOTE 4 — ACQUISITIONS
On September 26, 2007, PAREXEL completed the acquisition of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”). The acquisition strengthens PAREXEL’s global capabilities, providing clients with a wide range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.
PAREXEL initiated a Tender Offer on June 29, 2007 to purchase all of the issued and outstanding shares of common stock of APEX. On September 7, 2007, the Tender Offer closed and PAREXEL acquired 20.3 million shares of common stock of APEX, representing 93.9% of APEX’s total issued and outstanding shares. Pursuant to the terms of the Tender Offer, the Company paid New Taiwan Dollars (NT) of $82.94 or U.S. Dollars (USD) of approximately $2.51 for each APEX share of common stock tendered, for a total purchase price of approximately NT $1.7 billion, which equates to USD of approximately $50.9 million.
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of APEX have been included in the accompanying Consolidated Statements of Income as of the date of the acquisition.
The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price allocation are preliminary, as intangible valuations will be finalized in the latter part of fiscal year 2008.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$49,593
Transaction costs	1,677

Total	$51,270

Allocations:
Accounts receivable	$4,066
Other current assets	860
Property and equipment, net	6,295
Goodwill	37,264
Other intangible assets, net	14,600

Total assets acquired	63,085

Accounts payable	750
Current liabilities	7,542
Deferred revenues	3,523

Total liabilities assumed	$11,815

Net assets acquired	$51,270

The following table presents the details of the intangible assets acquired in the APEX transaction as of September 30, 2007 (in thousands):

	Weighted
	Average		Accumulated
Intangible Asset	Useful Life	Cost	Amortization	Net
Customer relationships	15 years	$8,700	32	$8,668
Non-compete agreements	2 years	1,500	42	1,458
Backlog	3.33 years	4,400	67	4,333

Total intangible assets		$14,600	141	$14,459

The estimated amortization expense of intangible assets acquired in the APEX transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Consolidated Statements of Income as follows (in thousands):

Fiscal Year	Amortization
2008	$2,651
2009	2,651
2010	1,901
2011	1,016
2012	580
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of APEX had occurred on July 1, 2006, the beginning of PAREXEL’s fiscal year 2007 (in thousands, except per share data):

	For the three months ended September 30, 2007
	PRXL	APEX	Total
Service revenue	$208,125	$3,692	$211,817
Net income (loss)*	$13,885	$46	$13,931

Basic EPS*	$0.50	$0.00	$0.50
Diluted EPS*	$0.49	$0.00	$0.49

	For the three months ended September 30, 2006
	PRXL	APEX	Total
Service revenue	$165,057	$3,054	$168,111
Net income (loss)*	$6,977	$(234)	$6,743

Basic EPS*	$0.26	($0.01)	$0.25
Diluted EPS*	$0.25	($0.01)	$0.24

*	Inclusive of interest income that would have been lost on the cash paid at an annual interest rate of 4.0% and inclusive of amortization expenses that would have been incurred in connection with customer relationships, non-compete agreements, and backlog.
NOTE 5 – STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended September 30, 2007 and 2006 includes compensation expense for all stock-based payments granted during the quarter and for all stock-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. For the three months ended September 30, 2007, the amount of compensation expense recognized was $1.2 million, of which $0.3 million was recorded in direct costs and $0.9 million was recorded in selling, general and administrative expense in the Condensed Consolidated Statement of Operations. For the three months ended September 30, 2006, the amount of compensation expense recognized was $1.5 million, of which $0.2 million was recorded in direct costs and $1.3 million was recorded in selling, general and administrative expense in the Condensed Consolidated Statement of Operations. There were no significant stock option or restricted stock grants during the three-month period ended September 30, 2007.
NOTE 6 – SEGMENT INFORMATION
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

	For the three months ended
	September 30,	September 30,
($ in thousands)	2007	2006 (a)
Service revenue:
Clinical Research Services	$159,329	$120,236
PAREXEL Consulting and MedCom Services	30,520	29,310
Perceptive Informatics, Inc.	18,276	15,511

	$208,125	$165,057

Direct Costs
Clinical Research Services	$104,167	$78,937
PAREXEL Consulting and MedCom Services	20,939	20,157
Perceptive Informatics, Inc.	10,956	9,394

	$136,062	$108,488

Gross profit on service revenue:
Clinical Research Services	$55,162	$41,299
PAREXEL Consulting and MedCom Services	9,581	9,153
Perceptive Informatics, Inc.	7,320	6,117

	$72,063	$56,569

(a)	Certain direct costs for the fiscal year 2007 have been reclassified to reflect fiscal year 2008 presentation. Approximately $0.7 million of direct costs have been reclassified to selling, general and administrative costs.

NOTE 7 – RESTRUCTURING CHARGES
Current activity charged against the restructuring accrual in the three months ended September 30, 2007 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

	Balance at	Payments/Foreign	Balance at
($ in thousands)	June 30, 2007	Currency Exchange	September 30, 2007
Employee severance costs	$223	$(102)	$121
Facilities-related charges	10,084	(1,057)	9,027

	$10,307	$(1,159)	$9,148

NOTE 8– STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through September 30, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no purchases in the three months ended September 30, 2007.
NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS
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
NOTE 10 – INCOME TAXES
The Company’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
As a result of the implementation of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $1.3 million resulting from the change of interpretation relating to the recognition of penalties. The increase was reflected as a reduction to retained earnings.
Upon adoption of FIN 48, the Company had $55.9 million of gross unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of September 30, 2007, the Company had $57.4 million of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate. The $1.5 million increase in gross unrecognized tax benefits results from positions taken, or expected to be taken, on tax returns relating to the year ending June 30, 2008.
As of September 30, 2007, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $2.5 million in the next twelve months, as a result of the expiration of the statute of limitations in certain foreign jurisdictions.
The Company’s historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2007, $3.0 million of interest and penalties were included in the Company’s liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2007 includes approximately $0.4 million of interest and penalties.
The Company is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.
For the three months ended September 30, 2007 and 2006, the Company had an effective income tax rate of 13.9% and 40.8%, respectively. The favorable decrease in the tax rate was primarily attributable to a reduction in deferred tax liabilities. This reduction was related in part to a decrease in German tax rates.
NOTE 11 — COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of September 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional amount of approximately $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million to be paid by December 31, 2007).

On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly-owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A. as lender and administrative agent). The balance outstanding under this Credit Agreement was $55 million at September 30, 2007 at an interest rate of 6.125%, as determined based on LIBOR plus a margin. Additionally, the Company has letter-of-credit agreements with various banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
As of September 30, 2007, the Company had approximately $30.1 million in purchase obligations with various vendors for the purchase of computer software and other services.
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
Effective with the September 30, 2007 reporting period, certain direct costs were moved to selling, general and administrative to ensure consistency among all business segments. Additionally, the Company has reclassified its geographic breakout of revenue to better delineate the geographies in which it operates. These changes had no impact on total revenue, total expenses, operating income, net income or the balance sheet. Prior year numbers have been reclassified to reflect the fiscal year 2008 presentation.
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
The Company conducts a significant portion of its operations in foreign countries. Approximately 65.1% of the Company’s consolidated service revenue for the three months ended September 30, 2007 and 64.2% of the Company’s consolidated service revenue for the three months ended September 30, 2006, were from non-U.S. operations. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the three months ended September 30, 2007, 11.9% of total consolidated service revenue was denominated in British pounds and approximately 39.0% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2006, 16.0% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros.
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
Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
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
The Company is subject to ongoing audits by federal, state and foreign tax authorities that may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is based on judgment. The Company believes it has adequately provided for any uncertain tax positions in accordance with FIN 48. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.

GOODWILL
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2007 and 2006. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2007 or 2006. Any future impairment of goodwill could have a material impact to the Company’s financial position or its results of operations.
RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2007 and 2006 were as follows:

	For the three months ended
	September 30,	September 30,
($ in thousands)	2007	2006	Increase	%
Service revenue:
Clinical Research Services	$159,329	$120,236	$39,093	32.5%
PAREXEL Consulting and MedCom Services	30,520	29,310	1,210	4.1%
Perceptive Informatics, Inc.	18,276	15,511	2,765	17.8%

	$208,125	$165,057	$43,068	26.1%

Direct Costs
Clinical Research Services	$104,167	$78,937	$25,230	32.0%
PAREXEL Consulting and MedCom Services	20,939	20,157	782	3.9%
Perceptive Informatics, Inc.	10,956	9,394	1,562	16.6%

	$136,062	$108,488	$27,574	25.4%

Gross profit on service revenue:
Clinical Research Services	$55,162	$41,299	$13,863	33.6%
PAREXEL Consulting and MedCom Services	9,581	9,153	428	4.7%
Perceptive Informatics, Inc.	7,320	6,117	1,203	19.7%

	$72,063	$56,569	$15,494	27.4%

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006:
Service revenue increased $43.0 million, or 26.1%, to $208.1 million for the three months ended September 30, 2007 from $165.1 million for the same period in 2006. On a geographic basis, service revenues for the three months ended September 30, 2007 were distributed as follows: The Americas - $80.0 million; Europe, Middle East & Africa — $112.8 million, and Asia/Pacific — $15.3 million. For the three months ended September 30, 2006, service revenue was distributed as follows: The Americas - $64.7 million; Europe, Middle East & Africa — $92.6 million, and Asia/Pacific — $7.8 million.
On a segment basis, CRS service revenue increased by $39.1 million, or 32.5%, to $159.3 million in the three months ended September 30, 2007 from $120.2 million in the three months ended September 30, 2006. Of the total $39.1 million increase, $9.9 million was attributed to acquisitions, $5.6 million was the result of foreign currency fluctuations, and the remaining $23.6 million was driven by organic growth across all phases of the business.
PCMS service revenue increased by $1.2 million, or 4.1%, to $30.5 million in the three months ended September 30, 2007 from $29.3 million in the three months ended September 30, 2006. Of the total $1.2 million increase, $0.5 million was attributed to foreign currency fluctuations, with the remaining $0.7 million increase resulting from growth in the consulting business.
Perceptive service revenue increased by $2.8 million, or 17.8%, to $18.3 million for the three months ended September 30, 2007 from $15.5 million in the three months ended September 30, 2006. The increase was attributable to growth in all operating units.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $27.6 million, or 25.4%, to $136.1 million for the three months ended September 30, 2007 from $108.5 million in the three months ended September 30, 2006. This increase was due primarily to increases in the CRS segment.
On a segment basis, CRS direct costs increased by $25.3 million, or 32.0%, to $104.2 million for the three months ended September 30, 2007 from $78.9 million in the three months ended September 30, 2006. Acquisitions accounted for approximately $7.0 million of the increase. The remaining $18.3 million increase in direct costs was primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs remained relatively flat at 65.4% for the three months ended September 30, 2007 compared with 65.7% for the three months ended September 30, 2006.
PCMS direct costs increased by $0.7 million, or 3.9%, to $20.9 million in the three months ended September 30, 2007 from $20.2 million in the three months ended September 30, 2006. The year-over-year increase in PCMS direct costs was primarily due to higher labor costs associated with higher business volume and foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs remained relatively flat at 68.6% for the three months ended September 30, 2007 and 68.8% for the three months ended September 30, 2006.
Perceptive direct costs increased $1.6 million, or 16.6%, to $11.0 million in the three months ended September 30, 2007 from $9.4 million in the three months ended September 30, 2006. The increase in direct costs was primarily due to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive’s direct costs decreased slightly to 59.9% in the three months ended September 30, 2007 from 60.6% in the three months ended September 30, 2006.

Selling, general and administrative (“SG&A”) expenses increased by $8.4 million, or 21.6% to $47.1 million in the three-month period ended September 30, 2007 from $38.8 million in the three months ended September 30, 2006. The total $8.4 million increase consisted of $2.2 million of incremental costs related to acquisitions, $2.7 million in increased information systems support, $1.1 million in one-time charges related to office closures and down-sizing, $1.0 million in higher selling and promotion costs, $1.0 million related to foreign exchange fluctuations, and $0.4 million in other expenses. As a percentage of service revenue, SG&A decreased by 0.9 points to 22.6% in the three months ended September 30, 2007 from 23.5% in the three months ended September 30, 2006 mainly because of substantial leverage associated with strong revenue growth.
Depreciation and amortization (“D&A”) expense was $8.4 and $6.6 million for the three months ended September 30, 2007 and 2006, respectively. The $1.8 million increase was due primarily to the CCT acquisition. As a percentage of service revenue, D&A remained flat at 4.0% in the three months ended September 30, 2007 and 2006.
The Company reported other expense of $0.4 million for the three months ended September 30, 2007 compared to other income of $0.5 million for the three months ended September 30, 2006. This unfavorable swing of $0.9 million was due to a $1.0 million increase in foreign exchange losses and a $0.8 million increase in interest expense, offset by a $0.9 increase in other income due to a gain from the sale of a long-term investment.
The Company had an effective income tax rate of 13.9% for the three months ended September 30, 2007 and 40.8% for the three months ended September 30, 2006. The favorable decrease in the tax rate was primarily attributable to a reduction in deferred tax liabilities. This reduction was related in part to a decrease in German tax rates.
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
DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 57 days at September 30, 2007, 49 days at June 30, 2007, and 55 days at September 30, 2006. The increase in DSO was caused by reductions in advance payments and slower cash collections during the quarter. Accounts receivable, net of the provision for losses on receivables was $354.4 million ($205.0 million in billed accounts receivable and $149.4 million in unbilled accounts receivable) at September 30, 2007 and $325.0 million ($189.8 million in billed accounts receivable and $135.2 million in unbilled accounts receivable) at June 30, 2007. Deferred revenue was $174.0 million at September 30, 2007 and $170.7 million at June 30, 2007. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS
Net cash used in operating activities for the three months ended September 30, 2007 totaled $16.9 million and was attributable to a $25.3 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $9.6 million decrease in other current liabilities, mainly related to the payment of management bonuses, and a $4.8 million increase in other assets offset by $13.9 million of net income, $8.4 million related to non-cash charges for depreciation and amortization expense and $1.2 million in stock-based compensation expense.
Net cash used in operating activities for the three months ended September 30, 2006 totaled $7.9 million and was attributable to an $8.8 million decrease in accounts payable, a $7.9 million decrease in other current and non-current liabilities, and a $6.9 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), offset by $7.0 million of net income, $6.6 million related to non-cash charges for depreciation and amortization expense, $1.5 million in stock-based compensation expense, and a $0.6 million decrease in prepaid expenses and other assets.
Net cash used in investing activities for the three months ended September 30, 2007 totaled $64.3 million and consisted of $51.3 million for the acquisition of APEX and $13.0 million of capital expenditures (primarily leasehold improvements related to the expansion of the Company’s Phase I units, as well as computer software and hardware).
Net cash provided by investing activities for the three months ended September 30, 2006 totaled $1.5 million and consisted of $10.0 million of net proceeds from the sales of marketable securities offset principally by $8.6 million used for capital expenditures (primarily analytical equipment and computer software and hardware).
Net cash provided by financing activities for the three months ended September 30, 2007 totaled $26.7 million, and consisted of $25 million of net borrowings under a line of credit and $1.7 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan. The increase in net borrowings was needed to fund the increase in DSO and the payment of annual bonuses.
Net cash provided by financing activities for the three months ended September 30, 2006 totaled $8.3 million, and consisted of $4.9 million in borrowing under a line of credit and $3.4 million from proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan.
LINES OF CREDIT
On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A., as lender and administrative agent) (“Bank”). The Credit Agreement matures on January 12, 2012. The Credit Agreement provides for borrowings in U.S. dollars and selected foreign currencies at rates, as elected by the Company, determined with reference to LIBOR or EURIBOR, in each case plus an applicable margin, or at an alternative base rate. The Credit Agreement is guaranteed by certain of the Company’s subsidiaries. PAREXEL International Holding B.V. is not liable for the indebtedness of the Company under the Credit Agreement. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to request an increase to the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants under this facility. The balance outstanding under this Credit Agreement was $55 million at September 30, 2007 at an interest rate of 6.125%, as determined based on LIBOR plus a margin. The remaining $45 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio.
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2007, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2007, the Company had approximately $2.0 million available under these arrangements.
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
The Company expects capital expenditures to total approximately $40.0 million in fiscal year 2008. As of September 30, 2007, the Company had spent approximately $13.0 million primarily for leasehold improvements related to the expansion of the Company’s Phase I units, as well as for computer software and hardware. The Company expects to spend an additional $27.0 million primarily for computer software and hardware during the remainder of the fiscal year.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of September 30, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no repurchases made during the three months ended September 30, 2007.
COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of September 30, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional approximate amount of $2.1 million ($0.9 million was paid in January 2007, with the remaining $1.2 million to be paid by December 31, 2007).

The Company has letter-of-credit agreements with banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements. In addition, the Company has an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s subsidiaries.
As of September 30, 2007, the Company had approximately $30.1 million in purchase obligations with various vendors for the purchase of computer software and other services.
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
FOREIGN CURRENCY EXCHANGE RATES
The Company derived approximately 65.1% of its consolidated service revenue for the three-month period ended September 30, 2007 from operations outside of the U.S., of which 11.9% was denominated in British pounds and approximately 39.0% was denominated in Euros. The Company derived approximately 64.2% of its consolidated service revenue for the three months ended September 30, 2006 from operations outside of the U.S., of which 16.0% was denominated in British pounds and approximately 36.3% was denominated in Euros. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary. The Company’s financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent that the Company is unable to include provisions in its contracts to mitigate exposure to foreign currency fluctuations, currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $93.1 million at September 30, 2007.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $76.7 million at September 30, 2007. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $7.3 million. During the three-month period ended September 30, 2007, the Company recorded foreign exchange losses of $1.3 million and during the three-month period ended September 30, 2006, the Company recorded foreign-exchange losses of $0.4 million. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATE
The Company’s exposure to interest rate changes is currently minimal because the level of long-term debt and marketable securities the Company has are minimal. Long-term debt was approximately $0.3 million on September 30, 2007 and on June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

THE LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE
Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including cancellations of a Phase III contract during the first quarter of fiscal year 2008 and a Phase III contract during the second quarter of fiscal year 2007.
Clients terminate or delay their contracts for a variety of reasons, including:
-	merger or potential merger related activities involving the client;

-	failure of products being tested to satisfy safety requirements;

-	failure of products being tested to satisfy efficacy criteria;

-	products having unexpected or undesired clinical results;

-	client cost reductions as a result of budgetary limit or changing priorities;

-	client decisions to forego a particular study, perhaps for economic reasons;

-	insufficient patient enrollment in a study;

-	insufficient investigator recruitment;

-	clinical drug manufacturing problems resulting in shortages of the product;

-	product withdrawal following market launch; and

-	shut down of manufacturing facilities.
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
The U.S., Europe and Japan have also collaborated for 15 years on the ICH, the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.
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
In order to mitigate the risk of liability, we seek to include indemnity provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. In addition, even if we are able to include an indemnity provision in our contracts, the indemnity provisions would not cover our exposure if:
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
In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through September 30, 2007, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 65.1% of total consolidated service revenue for the three months ended September 30, 2007 and approximately 64.2% of total consolidated service revenue for the three months ended September 30, 2006. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 54.2% of total consolidated service revenue for the three months ended September 30, 2007 and 56.1% of total consolidated service revenue for the three months ended September 30, 2006. Our service revenue from operations in the Asia/Pacific region represented 7.3% of total consolidated service revenue for the three months ended September 30, 2007 and 4.7% of total consolidated service revenue for the three months ended September 30, 2006. Accordingly, our business is subject to risks associated with doing business internationally, including:
-	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

-	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

-	difficulty in staffing and managing widespread operations;

-	unfavorable labor regulations applicable to our European or other international operations;

-	changes in foreign currency exchange rates; and

-	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
Our service revenue from non-U.S. operations represented approximately 65.1% of total consolidated service revenue for the three months ended September 30, 2007 and approximately 64.2% of total consolidated service revenue for the three months ended September 30, 2006. Our financial statements are denominated in U.S. dollars. As a result, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2007 was positively impacted by approximately $6.6 million as compared to the three months ended September 30, 2006. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
-	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2007, 11.9% of total consolidated service revenue was denominated in British pounds and approximately 39.0% of total consolidated service revenue was denominated in Euros. For the three months ended September 30, 2006, 16.0% of total consolidated service revenue was denominated in British pounds and approximately 36.3% of total consolidated service revenue was denominated in Euros. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

-	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $11.3 million for the fiscal quarter ended September 30, 2006, $13.9 million for the fiscal quarter ended December 31, 2006, $15.5 million for the fiscal quarter ended March 31, 2007, $16.9 million for the fiscal quarter ended June 30, 2007, and $16.5 million for the fiscal quarter ended September 30, 2007. Factors that cause these variations include:
-	the level of new business authorizations in a particular quarter or year;

-	the timing of the initiation, progress, or cancellation of significant projects;

-	exchange rate fluctuations between quarters or years;

-	restructuring charges;

-	seasonality;

-	the mix of services offered in a particular quarter or year;

-	the timing of the opening of new offices;

-	timing, costs and the related financial impact of acquisitions;

-	the timing of internal expansion;

-	the timing and amount of costs associated with integrating acquisitions;

-	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

-	the dollar amount of changes in contract scope finalized during a particular period.
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

OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
-	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

-	actual and projected full year pretax income;

-	changes in tax laws in various taxing jurisdictions;

-	audits by taxing authorities; and

-	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On November 1, 2007, the closing sale price of our common stock on the Nasdaq Global Select Market was $44.40 per share. During the period from July 1, 2005 to October 25, 2007, our common stock traded at prices ranging from a high of $47.67 per share to a low of $18.85 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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

PAREXEL International Corporation

Date: November 7, 2007	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: November 7, 2007	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated as of September 18, 2007, between and among the Company and PAREXEL International Holding B.V., as Borrowers, certain subsidiaries of the Borrowers, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, ABN Amro Bank N.V., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent.

10.2	Employment Agreement, dated August 2, 2004, by and between the Company and Kurt A. Brykman.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002