Form 10-Q
period 2007-12-31
PAREXEL INTERNATIONAL CORP
filed 2008-02-07
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Registrant’s telephone number, including area code (781) 487-9900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2007, there were 28,134,799 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$62,926	$96,677
Billed and unbilled accounts receivable, net	384,727	325,021
Prepaid expenses	16,886	15,484
Deferred tax assets	8,445	4,984
Other current assets	13,032	10,974

Total current assets	486,016	453,140
Property and equipment, net	117,507	97,233
Goodwill	136,314	90,766
Other intangible assets, net	39,950	27,361
Non-current deferred tax assets	21,668	1,145
Other assets	9,080	10,368

Total assets	$810,535	$680,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$60,453	$30,463
Accounts payable	7,883	12,942
Deferred revenue	200,093	170,718
Accrued expenses	29,046	20,431
Accrued restructuring charges	3,780	4,337
Accrued employee benefits and withholdings	55,893	55,296
Current deferred tax liabilities	13,509	16,889
Income taxes payable	—	12,109
Other current liabilities	6,482	11,209

Total current liabilities	377,139	334,394
Long-term debt, net of current portion	231	277
Non-current deferred tax liabilities	15,735	12,183
Long-term accrued restructuring charges	4,180	5,970
Long-term tax liabilities	36,800	—
Other liabilities	10,390	8,247

Total liabilities	444,475	361,071

Minority interest in subsidiary	2,657	2,326
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock — 50,000 shares designated, none issued and outstanding Common stock—$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 27,903,478 at December 31, 2007 and 27,565,633 at June 30, 2007.	292	289
Additional paid-in capital	199,947	191,835
Retained earnings	126,657	102,564
Accumulated other comprehensive income	36,507	21,928

Total stockholders’ equity	363,403	316,616

Total liabilities and stockholders’ equity	$810,535	$680,013

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Service revenue	$238,653	$180,474	$446,778	$345,531
Reimbursement revenue	45,635	39,522	89,542	77,972

Total revenue	284,288	219,996	536,320	423,503

Costs and expenses:
Direct costs	156,991	119,630	293,053	228,118
Reimbursable out-of-pocket expenses	45,635	39,522	89,542	77,972
Selling, general and administrative	51,406	39,376	98,546	78,148
Depreciation	8,392	6,608	15,888	12,751
Amortization	1,382	993	2,281	1,400
Restructuring benefit	—	—	—	(74)

Income from operations	20,482	13,867	37,010	25,188

Interest income	6,037	2,612	10,758	5,069
Interest expense	(6,669)	(2,628)	(11,523)	(4,388)
Miscellaneous income (expense)	303	839	10	625

Other income (expense)	(329)	823	(755)	1,306

Income before income taxes	20,153	14,690	36,255	26,494

Provision for income taxes	8,326	5,482	10,563	10,298

Minority interest expense	296	128	276	139

Net income	$11,531	$9,080	$25,416	$16,057

Earnings per common share
Basic	$0.41	$0.33	$0.92	$0.59
Diluted	$0.40	$0.32	$0.89	$0.57

Shares used in computing earnings per common share
Basic	27,821	27,245	27,721	27,148
Diluted	28,648	27,970	28,595	27,950
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended December 31
	2007	2006

Cash flow from operating activities:
Net income	$25,416	$16,057
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense, net of tax	276	139
Depreciation and amortization	18,169	14,151
Stock-based compensation	2,342	2,524
Changes in operating assets/liabilities	(44,966)	(9,244)

Net cash provided by operating activities	1,237	23,627

Cash flow from investing activities:
Purchases of marketable securities	(49,000)	(37,475)
Proceeds from sale of marketable securities	49,000	47,475
Purchases of property and equipment	(26,319)	(17,311)
Acquisition of businesses	(52,967)	(70,453)
Proceeds from sale of assets	72	176

Net cash used in investing activities	(79,214)	(77,588)

Cash flow from financing activities:
Borrowing under lines of credit	70,000	65,000
Repayments under lines of credit	(40,011)	(15,000)
Proceeds from issuance of common stock	5,775	5,560
Repayments under long-term debt	(46)	(142)

Net cash provided by financing activities	35,718	55,418

Effect of exchange rate changes on cash and cash equivalents	8,508	4,228

Net (decrease) increase in cash and cash equivalents	(33,751)	5,685

Cash and cash equivalents at beginning of period	96,677	82,749

Cash and cash equivalents at end of period	$62,926	$88,434

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$11,523	$4,388
Income taxes, net of refunds	14,675	3,906

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$64,782	$74,480
Liabilities assumed	(11,815)	(4,027)

Cash paid for acquisitions	$52,967	$70,453

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 (the “2007 10-K”).
Effective with the September 30, 2007 reporting period, certain direct costs were moved to selling, general and administrative to ensure consistency among all business segments. Additionally, the Company reclassified its geographic breakout of revenue to better delineate the geographies in which it operates. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. Prior year numbers have been reclassified to reflect the fiscal year 2008 presentation.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. All outstanding restricted stock and certain outstanding options to purchase approximately 400,000 and 49,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 2007 and 2006, respectively, because they were anti-dilutive.
The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Net income	$11,531	$9,080	$25,416	$16,057

Weighted average number of shares outstanding used in computing basic earnings per share	27,821	27,245	27,721	27,148

Dilutive common stock equivalents	827	725	874	802

Weighted average number of shares outstanding used in computing diluted earnings per share	28,648	27,970	28,595	27,950

Basic earnings per share	$0.41	$0.33	$0.92	$0.59
Diluted earnings per share	$0.40	$0.32	$0.89	$0.57
NOTE 3 — COMPREHENSIVE INCOME
Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three and six months ended December 31, 2007 and 2006 was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net income	$11,531	$9,080	$25,416	$16,057

Unrealized (loss) gain on available for sale securities and derivative instruments	(590)	205	(976)	126
Foreign currency translation	4,155	9,820	15,555	9,507

Comprehensive income	$15,096	$19,105	$39,995	$25,690

NOTE 4 — ACQUISITIONS
On September 26, 2007, PAREXEL completed the acquisition of a majority of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”). The acquisition strengthened PAREXEL’s global capabilities, providing clients with a wide range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.
PAREXEL initiated a Tender Offer on June 29, 2007 to purchase all of the issued and outstanding shares of common stock of APEX. On September 7, 2007, the Tender Offer closed and PAREXEL acquired 20.3 million shares of common stock of APEX, representing 93.9% of APEX’s total issued and outstanding shares. Pursuant to the terms of the Tender Offer, the Company paid New Taiwan Dollars (NT) of $82.94 or U.S. Dollars (USD) of approximately $2.51 for each APEX share of common stock tendered, for a total purchase price of approximately NT $1.7 billion, which equated to USD of approximately $50.9 million.
The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of APEX have been included in the accompanying Consolidated Statements of Income as of the date of the acquisition.
The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price allocation are preliminary, as intangible valuations will be finalized in the latter part of fiscal year 2008.
The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$49,593
Transaction costs	3,374

Total	$52,967

Allocations:
Accounts receivable	$4,066
Other current assets	860
Property and equipment, net	6,295
Goodwill	38,961
Other intangible assets, net	14,600

Total assets acquired	64,782

Accounts payable	750
Current liabilities	7,542
Deferred revenues	3,523

Total liabilities assumed	$11,815

Net assets acquired	$52,967

The following table presents the details of the intangible assets acquired in the APEX transaction as of December 31, 2007 (in thousands):

	Weighted
	Average		Accumulated
Intangible Asset	Useful Life	Cost	Amortization	Net
Customer relationships	15 years	$8,700	178	$8,522
Non-compete agreements	2.75 years	1,500	236	1,264
Backlog	3.33 years	4,400	368	4,032

Total intangible assets		$14,600	782	$13,818

The estimated amortization expense of intangible assets acquired in the APEX transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Consolidated Statements of Income as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$2,038	$2,445	$2,400	$1,240	$580
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of APEX had occurred on July 1, 2006, the beginning of PAREXEL’s fiscal year 2007 (in thousands, except per share data):

	For the six months ended			For the six months ended
(in thousands)	December 31, 2007			December 31, 2006
	PRXL	APEX	Total	PRXL	APEX	Total

Service revenue	$446,778	$3,692	$450,470	$345,531	$7,199	$352,730
Net income*	25,416	46	25,462	16,057	(159)	15,898

Basic EPS*	$0.92	$0.00	$0.92	$0.59	$0.00	$0.59
Diluted EPS*	$0.89	$0.00	$0.89	$0.57	$0.00	$0.57

	For the three months ended
	December 31, 2006
	PRXL	APEX	Total

Service revenue	$180,474	$4,145	$184,619
Net income (loss)*	9,080	75	9,155

Basic EPS*	$0.33	$0.00	$0.34
Diluted EPS*	$0.32	$0.00	$0.33

*	Inclusive of interest income that would have been lost on the cash paid at an annual interest rate of 4.0% and inclusive of amortization expenses that would have been incurred in connection with customer relationships, non-compete agreements, and backlog.
NOTE 5 — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation according to SFAS No. 123(R) “Share-Based Payment.” The compensation expense recognized in the three and six months ended December 31, 2007 and 2006 is presented in the following table.

(in thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Direct costs related	$666	$561	$1,288	$1,079
Selling, general and administrative related	524	495	1,054	1,445

	$1,190	$1,056	$2,342	$2,524

NOTE 6 — SEGMENT INFORMATION
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

($ in thousands)	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Service revenue
Clinical Research Services	$182,705	$132,464	$342,034	$252,700
PAREXEL Consulting and MedCom Services	32,537	28,309	63,057	57,619
Perceptive Informatics, Inc.	23,411	19,701	41,687	35,212

Total service revenue	$238,653	$180,474	$446,778	$345,531

Direct costs
Clinical Research Services	$122,642	$88,326	$226,809	$167,263
PAREXEL Consulting and MedCom Services	21,395	20,751	42,334	40,908
Perceptive Informatics, Inc.	12,954	10,553	23,910	19,947

Total direct costs	$156,991	$119,630	$293,053	$228,118

Gross profit
Clinical Research Services	$60,063	$44,138	$115,225	$85,437
PAREXEL Consulting and MedCom Services	11,142	7,558	20,723	16,711
Perceptive Informatics, Inc.	10,457	9,148	17,777	15,265

Total gross profit	$81,662	$60,844	$153,725	$117,413

NOTE 7 — RESTRUCTURING CHARGES
Current activity charged against the restructuring accrual in the three months ended December 31, 2007 (which is included in “Current Liabilities — Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

	Balance at	Payments/Foreign	Balance at
($ in thousands)	June 30, 2007	Currency Exchange	December 31, 2007

Employee severance costs	$223	$(98)	$125
Facilities-related charges	10,084	(2,249)	7,835

	$10,307	$(2,347)	$7,960

NOTE 8 — STOCKHOLDERS’ EQUITY
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through December 31, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no purchases in the three and six months ended December 31, 2007.
NOTE 9 — RECENTLY ISSUED ACCOUNTING STANDARDS
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
NOTE 10 — INCOME TAXES
The Company’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.
Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
As a result of the implementation of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $1.3 million resulting from the change of interpretation relating to the recognition of penalties. The increase was reflected as a reduction to retained earnings during the first quarter of fiscal year 2008.
Upon adoption of FIN 48, the Company had $46.3 million of gross unrecognized tax benefits, of which $25.6 million would impact the effective tax rate if recognized. As of December 31, 2007, the Company had $53.3 million of gross unrecognized tax benefits of which $28.6 million would impact the effective tax rate if recognized. The $7.0 million increase in gross unrecognized tax benefits, of which $3.0 million would impact the effective tax rate if recognized, results from positions taken, or expected to be taken, on tax returns relating to the year ending June 30, 2008.

As of December 31, 2007, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $2.5 million in the next twelve months, as a result of the expiration of the statute of limitations in certain foreign jurisdictions.
The Company’s historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2007, $4.7 million of interest and penalties, net of tax benefits, were included in the Company’s liability for unrecognized tax benefits. Income tax expense recorded through December 31, 2007 includes approximately $1.0 million of interest and penalties, net of tax benefits.
The Company is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.
For the three months ended December 31, 2007 and 2006, the Company had an effective income tax rate of 41.3% and 37.3%, respectively. For the six months ended December 31, 2007 and 2006, the Company had an effective income tax rate of 29.1 % and 38.9%, respectively. The favorable decrease in the tax rate, for the six months ended December 31, 2007 compared with the same period in 2006, was primarily due to the impact on deferred tax liabilities of a reduction in the German statutory tax rate.
NOTE 11 — COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of December 31, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.
In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional amount of approximately $2.1 million ($0.9 million was paid in January 2007, and $1.2 million was paid in January 2008).
On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly-owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A. as lender and administrative agent). The balance outstanding under this Credit Agreement was $60 million at December 31, 2007 at an interest rate of 5.651%, as determined based on LIBOR plus a margin. Additionally, the Company has letter-of-credit agreements with various banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
As of December 31, 2007, the Company had approximately $41.2 million in purchase obligations with various vendors for the purchase of computer software and other services.

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
The Company conducts a significant portion of its operations in foreign countries. The Company’s consolidated service revenue from non-U.S. operations was approximately 65.6% and 64% for the six months ended December 31, 2007 and 2006, respectively.
Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the six months ended December 31, 2007 and 2006, 13.5% and 16.3% of consolidated service revenue was denominated in British pounds, respectively. Euro denominated revenues were approximately 28.3% and 27.9% for the same periods.
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
Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
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

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expense, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months and six months ended December 31, 2007 and 2006 were as follows:

($ in thousands)	Three Months Ended
	December 31
	2007	2006	Increase	%
Service revenue
Clinical Research Services	$182,705	$132,464	50,241	37.9%
PAREXEL Consulting and MedCom Services	32,537	28,309	4,228	14.9%
Perceptive Informatics, Inc.	23,411	19,701	3,710	18.8%

Total service revenue	$238,653	$180,474	58,179	32.2%

Direct costs
Clinical Research Services	$122,642	$88,326	34,316	38.9%
PAREXEL Consulting and MedCom Services	21,395	20,751	644	3.1%
Perceptive Informatics, Inc.	12,954	10,553	2,401	22.7%

Total direct costs	$156,991	$119,630	37,361	31.2%

Gross profit
Clinical Research Services	$60,063	$44,138	15,925	36.1%
PAREXEL Consulting and MedCom Services	11,142	7,558	3,584	47.4%
Perceptive Informatics, Inc.	10,457	9,148	1,309	14.3%

Total gross profit	$81,662	$60,844	20,818	34.2%

($ in thousands)	Six Months Ended
	December 31
	2007	2006	Increase	%
Service revenue
Clinical Research Services	$342,034	$252,700	89,334	35.4%
PAREXEL Consulting and MedCom Services	63,057	57,619	5,438	9.4%
Perceptive Informatics, Inc.	41,687	35,212	6,475	18.4%

Total service revenue	$446,778	$345,531	101,247	29.3%

Direct costs
Clinical Research Services	$226,809	$167,263	59,546	35.6%
PAREXEL Consulting and MedCom Services	42,334	40,908	1,426	3.5%
Perceptive Informatics, Inc.	23,910	19,947	3,963	19.9%

Total direct costs	$293,053	$228,118	64,935	28.5%

Gross profit
Clinical Research Services	$115,225	$85,437	29,788	34.9%
PAREXEL Consulting and MedCom Services	20,723	16,711	4,012	24.0%
Perceptive Informatics, Inc.	17,777	15,265	2,512	16.5%

Total gross profit	$153,725	$117,413	36,312	30.9%

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006:
Service revenue increased $58.2 million, or 32.2%, to $238.7 million for the three months ended December 31, 2007 from $180.5 million for the three months ended December 31, 2006. On a geographic basis, service revenue for the three months ended December 31, 2007 was distributed as follows: the Americas — $92.9 million (38.9%); Europe, Middle East & Africa — $128.1 million (53.7%); and Asia/Pacific — $17.7 million (7.4%). For the three months ended December 31, 2006, service revenue was distributed as follows: the Americas — $71.0 million (39.3%); Europe, Middle East & Africa — $100.7 million (55.8%); and Asia/Pacific — $8.8 million (4.9%).
On a segment basis, CRS service revenue increased by $50.2 million, or 37.9%, to $182.7 million in the three months ended December 31, 2007 from $132.5 million in the three months ended December 31, 2006. Of the total $50.2 million increase, approximately $12.0 million was attributed to the positive impact of foreign currency fluctuations, $14.2 million attributed to incremental revenue from the CCT and APEX acquisitions, with the remaining $24.0 million attributed to strength in the Phases II-IV portion of the business.
PCMS service revenue increased by $4.2 million, or 14.9%, to $32.5 million in the three months ended December 31, 2007 from $28.3 million in the three months ended December 31, 2006. Of the total $4.2 million increase, approximately $1.4 million was attributed to the positive impact of foreign currency fluctuations and $2.8 million was attributed to organic growth in both the consulting and medical communications businesses.
Perceptive service revenue increased by $3.7 million, or 18.8%, to $23.4 million for the three months ended December 31, 2007 from $19.7 million for the three months ended December 31, 2006. Of the total $3.7 million increase, approximately $0.7 million was attributed to the positive impact of foreign currency fluctuations, with the remaining $3.0 million increase resulting from growth in Medical Imaging and IVRS.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $37.4 million, or 31.2%, to $157.0 million for the three months ended December 31, 2007 from $119.6 million for the three months ended December 31, 2006. As a percentage of total service revenue, direct costs decreased to 65.8% from 66.3% for the three months ended December 31, 2007 and 2006, respectively.
On a segment basis, CRS direct costs increased by $34.3 million, or 38.9%, to $122.6 million for the three months ended December 31, 2007 from $88.3 million for the three months ended December 31, 2006. Of the total $34.3 million increase, approximately $6.9 million was attributed to foreign currency fluctuations, with the remaining $27.4 million primarily due to higher labor and related costs incurred to support higher revenue levels. As a percentage of service revenue, CRS direct costs increased by 0.4 points to 67.1% for the three months ended December 31, 2007 from 66.7% for the three months ended December 31, 2006 as a result of increased spending on training and recruitment in response to the sizable increase in both service revenue and backlog.
PCMS direct costs remained relatively flat, up only 3.1%, at $21.4 million in the three months ended December 31, 2007 compared with $20.8 million in the three months ended December 31, 2006. As a percentage of service revenue, PCMS direct costs decreased 7.5 points to 65.8% for the three months ended December 31, 2007 from 73.3% for the three months ended December 31, 2006 primarily as a result of improved utilization and the impact of restructuring activity in MedCom in March 2007.
Perceptive direct costs increased by $2.4 million, or 22.7%, to $13.0 million in the three months ended December 31, 2007 from $10.6 million in the three months ended December 31, 2006. The year-over-year increase in Perceptive direct costs was due principally to higher labor costs incurred to support increased service revenue levels. As a percentage of service revenue, Perceptive direct costs increased by 1.8 points to 55.3% in the three months ended December 31, 2007 from 53.6% in the three months ended December 31, 2006 primarily due to a less favorable revenue mix and lower utilization rates.
Selling, general and administrative (“SG&A”) expense increased by $12.0 million, or 30.6%, to $51.4 million in the three-month period ended December 31, 2007 from $39.4 million in the three months ended December 31, 2006. Of the total $12.0 million increase, $3.8 million was attributed to foreign exchange fluctuations, $4.2 million to increased personnel costs, $1.6 million to incremental expenses from the APEX and CCT acquisitions and $2.4 million related to other sources. As a percentage of service revenue, SG&A decreased to 21.5% in the three months ended December 31, 2007 from 21.8% in the three months ended December 31, 2006.

Depreciation and amortization (“D&A”) expense increased by $2.2 million, or 28.6%, to $9.8 million in the three months ended December 31, 2007 from $7.6 million for the three months ended December 31, 2006, partly due to incremental D&A expense associated with the APEX and CCT/BMR acquisitions. As a percentage of service revenue, D&A declined slightly to 4.1% from 4.2% for the three months ended December 31, 2007 and 2006, respectively.
The Company reported other expense of $0.3 million for the three months ended December 31, 2007 compared with other income of $0.8 million for the three months ended December 31, 2006. This unfavorable swing of $1.2 million was due to a $0.6 million increase in interest expense, net of interest income, and a $0.6 million swing in foreign exchange gains and losses.
The Company had an effective income tax rate of 41.3% for the three months ended December 31, 2007 and 37.3% for the three months ended December 31, 2006. This increase was primarily due to the recording of potential liabilities associated with FIN 48-related tax reserves, U.S. taxation of non U.S. earnings and other non-deductible expenses.
SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2006:
Service revenue increased $101.3 million, or 29.3%, to $446.8 million for the six months ended December 31, 2007 from $345.5 million for the six months ended December 31, 2006. On a geographic basis, service revenue for the six months ended December 31, 2007 was distributed as follows: the Americas — $172.9 million (38.7%); Europe, Middle East & Africa — $240.9 million (53.9%); and Asia/Pacific — $33.0 million (7.4%). For the six months ended December 31, 2006, service revenue was distributed as follows: the Americas — $135.6 million (39.3%); Europe, Middle East & Africa - $193.3 million (55.9%); and Asia/Pacific — $16.6 million (4.8%).
On a segment basis, CRS service revenue increased by $89.3 million, or 35.4%, to $342.0 million in the six months ended December 31, 2007 from $252.7 million in the six months ended December 31, 2006. Of the total $89.3 million increase, approximately $18.8 million was attributed to the positive impact of foreign currency fluctuations and $24.1 million was attributed to incremental business from the APEX and CCT acquisitions. The remaining $46.4 million was the result of business growth across all CRS business units and to better-than-anticipated progress on the execution of projects.
PCMS service revenue increased by $5.4 million, or 9.4%, to $63.0 million in the six months ended December 31, 2007 from $57.6 million in the six months ended December 31, 2006. Of the total $5.4 million increase, approximately $2.4 million was attributed to the positive impact of foreign currency fluctuations and $3.0 million was attributed to growth in both the consulting and MedCom businesses.
Perceptive service revenue increased by $6.5 million, or 18.4%, to $41.7 million for the six months ended December 31, 2007 from $35.2 million in the six months ended December 31, 2006. Of the total $6.5 million increase, approximately $1.2 million was attributed to the positive impact of foreign currency fluctuations, with the remaining $5.3 million increase resulting from growth in the IVRS and medical imaging operating units.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.
Direct costs increased by $64.9 million, or 28.5%, to $293.0 million for the six months ended December 31, 2007 from $228.1 million in the six months ended December 31, 2006. As a percentage of total service revenue, direct costs decreased to 65.6% from 66.0% for the six months ended December 31, 2007 and 2006, respectively.
On a segment basis, CRS direct costs increased by $59.5 million, or 35.6%, to $226.8 million for the six months ended December 31, 2007 from $167.3 million in the six months ended December 31, 2006. Of the total $59.5 million increase, approximately $10.3 million was attributed to foreign currency fluctuations with the remaining $49.2 million primarily due to higher labor and related costs incurred to support increased service revenue levels. As a percentage of service revenue, CRS direct costs remained relatively flat at 66.3% and 66.2% for the six months ended December 31, 2007 and 2006, respectively.

PCMS direct costs increased by $1.4 million, or 3.5%, to $42.3 million in the six months ended December 31, 2007 from $40.9 million in the six months ended December 31, 2006. As a percentage of service revenue, PCMS direct costs decreased by 3.9 points to 67.1% for the six months ended December 31, 2007 from 71.0% for the six months ended December 31, 2006 due primarily to improved utilization rates and the ongoing impact of the March 2007 restructuring activity in MedCom.
Perceptive direct costs increased $4.0 million, or 19.9%, to $23.9 million in the six months ended December 31, 2007 from $19.9 million in the six months ended December 31, 2006. The $4.0 million increase was due primarily to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive direct costs increased slightly to 57.4% in the six months ended December 31, 2007 from 56.7% in the six months ended December 31, 2006 as a result of a less favorable service revenue mix.
SG&A expenses increased by $20.4 million, or 26.1%, to $98.5 million in the six-month period ended December 31, 2007 from $78.1 million in the six months ended December 31, 2006. Of the total $20.4 million increase, $6.3 million was attributed to foreign exchange fluctuations, $6.3 million to increased personnel costs, $3.1 million to incremental expenses from the APEX and CCT acquisitions, $2.2 million in increased rents and $2.5 million related to other sources. As a percentage of service revenue, SG&A decreased to 22.1% in the six months ended December 31, 2007 from 22.6% in the six months ended December 31, 2006 mainly because of substantial leveraging of costs in connection with strong revenue growth.
D&A expense increased by $4.0 million, or 28.4%, to $18.2 million in the six months ended December 31, 2007 from $14.2 million in the six months ended December 31, 2006. Of the $4.0 million increase, $0.8 million was due to the positive impact of foreign currency fluctuations, $2.4 million was due to depreciation, and $0.8 million was due to amortization, related primarily to the APEX and CCT acquisitions. As a percentage of service revenue, D&A remained flat at 4.1% in the six months ended December 31, 2007 and 2006.
The Company reported other expense of $0.8 million for the six months ended December 31, 2007 compared with other income of $1.3 million for the six months ended December 31, 2006. This unfavorable swing of $2.1 million was due to a $1.6 million increase in foreign exchange losses and a $1.4 million increase in interest expense (net of interest income), partly offset by other income of $0.9 million due to the gain from the sale of an investment.
The Company had an effective income tax rate of 29.1% for the six months ended December 31, 2007 and 38.9% for the six months ended December 31, 2006. The favorable movement in the tax rate was primarily attributable to the impact on deferred tax liabilities of a reduction in the German statutory tax rate in the first quarter of fiscal year 2008.
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

DAYS SALES OUTSTANDING
The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 52 days at December 31, 2007, 49 days at June 30, 2007, and 53 days at December 31, 2006. Accounts receivable, net of the provision for losses on receivables was $384.7 million ($221.5 million in billed accounts receivable and $163.2 million in unbilled accounts receivable) at December 31, 2007 and $325.0 million ($189.8 million in billed accounts receivable and $135.2 million in unbilled accounts receivable) at June 30, 2007. Deferred revenue was $200.1 million at December 31, 2007 and $170.7 million at June 30, 2007. DSO is calculated by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.
CASH FLOWS
Net cash provided by operating activities for the six months ended December 30, 2007 totaled $1.2 million and was attributable to $25.4 million of net income, $18.2 million related to non-cash charges for depreciation and amortization expense, $2.3 million in stock-based compensation expense, and $5.1 million related to changes in other operating assets/liabilities. This was offset by a $27.3 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $16.7 million decrease in other current liabilities and a $5.8 million decrease in accounts payable, mainly related to the payment of management bonuses.
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
Net cash used in investing activities for the six months ended December 31, 2007 totaled $79.2 million and consisted of $52.9 million for the acquisition of APEX and $26.3 million of capital expenditures (primarily leasehold improvements related to the expansion of the Company’s Phase I units, as well as computer software and hardware).
Net cash used in investing activities for the six months ended December 31, 2006 totaled $77.6 million and consisted of $70.5 million used in business acquisitions, and $17.3 million for capital expenditures (primarily computer software and hardware and analytical equipment), which was offset by $10.0 million of net proceeds from the sales of marketable securities and $0.2 million from proceeds from the sale of fixed assets.
Net cash provided by financing activities for the six months ended December 31, 2007 totaled $35.7 million, and consisted of $30 million of net borrowings under a line of credit and $5.7 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan.
Net cash provided by financing activities for the six months ended December 31, 2006 totaled $55.4 million, and consisted of $65.0 million in borrowings under lines of credit, and $5.6 million generated from proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, which was offset by $15.2 million used in repayments under lines of credit and capital lease obligations.

LINES OF CREDIT
On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A., as lender and administrative agent) (“Bank”). The Credit Agreement matures on January 12, 2012. The Credit Agreement provides for borrowings in U.S. dollars and selected foreign currencies at rates, as elected by the Company, determined with reference to LIBOR or EURIBOR, in each case plus an applicable margin, or at an alternative base rate. The Credit Agreement is guaranteed by certain of the Company’s subsidiaries. PAREXEL International Holding B.V. is not liable for the indebtedness of the Company under the Credit Agreement. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to request an increase to the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants under this facility. The balance outstanding under this Credit Agreement was $60 million at December 31, 2007 at an interest rate of 5.651%, as determined based on LIBOR plus a margin. The remaining $40 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio.
The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2007, the Company had approximately Euro 12.0 million available under this line of credit.
The Company has other foreign lines of credit with banks totaling approximately $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2007, the Company had approximately $2.0 million available under these arrangements.
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
The Company expects capital expenditures to total approximately $45.0 million in fiscal year 2008. As of December 31, 2007, the Company had spent approximately $26.3 million primarily for leasehold improvements related to the expansion of the Company’s Phase I units, as well as for computer software and hardware. The Company expects to spend an additional $18.7 million primarily for computer software and hardware during the remainder of the fiscal year.
On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of December 31, 2007, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no repurchases made during the six months ended December 31, 2007.
COMMITMENTS, CONTINGENCIES AND GUARANTEES
In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional payments of up to $2.9 million in contingent purchase price if IMC achieves certain established financial targets through March 31, 2008. As of December 31, 2007, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.

In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieves certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in contingent earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional amount of approximately $2.1 million ($0.9 million was paid in January 2007, and $1.2 million was paid in January 2008).
On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly-owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A. as lender and administrative agent). The balance outstanding under this Credit Agreement was $60 million at December 31, 2007 at an interest rate of 5.651%, as determined based on LIBOR plus a margin. Additionally, the Company has letter-of-credit agreements with various banks totaling approximately $6.9 million guaranteeing performance under various operating leases and vendor agreements.
As of December 31, 2007, the Company had approximately $41.3 million in purchase obligations with various vendors for the purchase of computer software and other services.
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
FOREIGN CURRENCY EXCHANGE RATES
While the Company’s financial statements are denominated in U.S. dollars, its consolidated service revenue from non-U.S. operations was approximately 65.6% and 64% for the six months ended December 31, 2007 and 2006, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.
The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent that the Company is unable to include provisions in its contracts to mitigate exposure to foreign currency fluctuations, currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $99.2 million at December 31, 2007.
Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $104.8 million at December 31, 2007. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $10.4 million. The Company recorded foreign exchange gains of $0.2 million and $0.8 million for the three months ended December 31, 2007 and 2006, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.
INTEREST RATES
The Company’s exposure to interest rate changes is currently minimal because the level of long-term debt and marketable securities the Company has are minimal. Long-term debt was approximately $0.2 million on December 31, 2007 and $0.3 million on June 30, 2007.
In connection with the borrowings under the credit facilities in Note 8 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, the Company entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. The Company had interest rate exchange agreements with a notional amount of $35 million at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Clients terminate or delay their contracts for a variety of reasons, including:
•	merger or potential merger related activities involving the client;

•	failure of products being tested to satisfy safety requirements;

•	failure of products being tested to satisfy efficacy criteria;

•	products having unexpected or undesired clinical results;

•	client cost reductions as a result of budgetary limit or changing priorities;

•	client decisions to forego a particular study, perhaps for economic reasons;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment;

•	clinical drug manufacturing problems resulting in shortages of the product;

•	product withdrawal following market launch; and

•	shut down of manufacturing facilities.

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

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through December 31, 2007, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.
OUR BUSINESS IS SUBJECT TO INTERNATIONAL ECONOMIC, POLITICAL, AND OTHER RISKS THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 65.6% and 64.0% of total consolidated service revenue for the six months ended December 31, 2007 and 2006, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 53.9% and 55.9% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 7.4% and 4.8% of total consolidated service revenue for the six months ended December 31, 2007 and 2006, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:
•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.
OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the six months ended December 31, 2007 was positively impacted by approximately $14.2 million as compared with the six months ended December 31, 2006. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and then are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2007 and 2006, 13.5% and 16.3% of consolidated service revenue was denominated in British pounds, respectively. Euro denominated revenues were approximately 28.3% and 27.9% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•	Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled, $13.9 million for the fiscal quarter ended December 31, 2006, $15.5 million for the fiscal quarter ended March 31, 2007, $16.9 million for the fiscal quarter ended June 30, 2007, $16.5 million for the fiscal quarter ended September 30, 2007, and $20.5 million for the fiscal quarter ended December 31, 2007. Factors that cause these variations include:
•	the level of new business authorizations in a particular quarter or year;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	seasonality;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices;

•	timing, costs and the related financial impact of acquisitions;

•	the timing of internal expansion;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries; and

•	the dollar amount of changes in contract scope finalized during a particular period.
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
OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT EARNINGS AND EARNINGS PER SHARE
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

•	actual and projected full year pretax income;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On February 1, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $55.03. During the period from July 1, 2005 to December 31, 2007, our common stock traded at prices ranging from a high of $52.10 per share to a low of $18.85 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On December 13, 2007, the Company held its 2007 Annual Meeting of Stockholders.

(b)	Not applicable.

(c)	At the meeting, the stockholders of the Company voted:
1)	to elect the following persons to serve as director. The votes cast were as follows:

Director Nominees	Class	Term Expires	For	Withheld
A. Dana Callow, Jr.	III	2010	25,121,268	1,037,600
Christopher J. Lindop	III	2010	25,960,730	198,138
Josef H. von Rickenbach	III	2010	25,141,186	1,017,682
2)	to approve the Company’s 2007 Stock Incentive Plan. The votes cast were as follows:

For	Against	Abstain	Broker Non-Votes
21,044,353	3,311,452	392,894	1,410,169
3)	to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008. The votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
26,141,204	14,208	3,456	0
(d)	Not applicable.

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

PAREXEL International Corporation
Date: February 7, 2008	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 7, 2008	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	2007 Stock Incentive Plan of the Company

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement