Form 10-Q
period 2008-03-31
PAREXEL INTERNATIONAL CORP
filed 2008-05-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(781) 487-9900

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 4, 2008, there were 56,612,652 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$53,313	$96,677
Billed and unbilled accounts receivable, net	413,686	325,021
Prepaid expenses	15,291	15,484
Deferred tax assets	13,306	4,984
Income tax receivable	5,907	—
Other current assets	13,822	10,974

Total current assets	515,325	453,140
Property and equipment, net	128,750	97,233
Goodwill	140,329	90,766
Other intangible assets, net	38,970	27,361
Deferred tax assets	19,402	1,145
Other assets	16,862	10,368

Total assets	$859,638	$680,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$13,656	$30,463
Accounts payable	13,701	12,942
Deferred revenue	199,121	170,718
Accrued expenses	32,890	20,431
Accrued restructuring charges	3,196	4,337
Accrued employee benefits and withholdings	66,756	55,296
Current deferred tax liabilities	14,921	16,889
Income tax payable	—	12,109
Other current liabilities	5,647	11,209

Total current liabilities	349,888	334,394
Long-term debt, net of current portion	38,443	277
Deferred tax liabilities	18,034	12,183
Long-term accrued restructuring charges	2,835	5,970
Long-term tax liabilities	39,938	—
Other liabilities	10,589	8,247

Total liabilities	459,727	361,071

Minority interest in subsidiary	2,645	2,326
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 56,447,240 at March 31, 2008 and 55,131,266 at June 30, 2007.	564	551
Additional paid-in capital	205,167	191,573
Retained earnings	140,841	102,564
Accumulated other comprehensive income	50,694	21,928

Total stockholders’ equity	397,266	316,616

Total liabilities and stockholders’ equity	$859,638	$680,013

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Service revenue	$245,336	$191,215	$692,114	$536,746
Reimbursement revenue	49,387	49,404	138,929	127,376

Total revenue	294,723	240,619	831,043	664,122

Costs and expenses:
Direct costs	161,263	124,288	454,316	352,406
Reimbursable out-of-pocket expenses	49,387	49,404	138,929	127,376
Selling, general and administrative	52,819	43,277	151,365	121,425
Depreciation	8,162	6,702	24,050	19,453
Amortization	1,231	1,473	3,512	2,873
Restructuring benefit	(860)	—	(860)	(74)

Total costs and expenses	272,002	225,144	771,312	623,459

Income from operations	22,721	15,475	59,731	40,663

Interest income	7,022	3,700	17,780	8,769
Interest expense	(7,640)	(3,632)	(19,163)	(8,020)
Miscellaneous income	970	224	980	849

Other income (expense)	352	292	(403)	1,598

Income before income taxes	23,073	15,767	59,328	42,261

Provision for income taxes	8,586	5,071	19,149	15,369

Minority interest expense (benefit)	301	(101)	577	38

Net income	$14,186	$10,797	$39,602	$26,854

Earnings per common share
Basic	$0.25	$0.20	$0.71	$0.49
Diluted	$0.25	$0.19	$0.69	$0.48

Shares used in computing earnings per common share
Basic	56,108	54,865	55,662	54,484
Diluted	57,765	56,220	57,380	56,004

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31
	2008	2007
Cash flow from operating activities:
Net income	$39,602	$26,854
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense, net of tax	577	38
Depreciation and amortization	27,562	22,326
Gain on disposal of fixed assets	9	—
Stock-based compensation	3,736	3,229
Deferred income taxes	(22,696)	192
Changes in operating assets/liabilities	(31,849)	4,000

Net cash provided by operating activities	16,941	56,639

Cash flow from investing activities:
Purchases of marketable securities	(49,000)	(100,800)
Proceeds from sale of marketable securities	49,000	107,250
Purchases of property and equipment	(45,113)	(26,841)
Acquisition of businesses	(55,337)	(70,538)
Proceeds from sale of assets	950	299

Net cash used in investing activities	(99,500)	(90,630)

Cash flow from financing activities:
Borrowing under lines of credit	43,000	65,000
Repayments under lines of credit	(25,000)	(35,000)
Proceeds from issuance of common stock	9,872	9,159
Repayments under long-term debt	(285)	(442)

Net cash provided by financing activities	27,587	38,717

Effect of exchange rate changes on cash and cash equivalents	11,608	5,133

Net (decrease) increase in cash and cash equivalents	(43,364)	9,859

Cash and cash equivalents at beginning of period	96,677	82,749

Cash and cash equivalents at end of period	$53,313	$92,608

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$18,779	$8,021
Income taxes, net of refunds	24,170	10,054

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$70,454	$74,565
Liabilities assumed	(15,117)	(4,027)

Cash paid for acquisitions	$55,337	$70,538

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 10-K”).

Effective with the September 30, 2007 reporting period, certain direct costs were reclassified as selling, general and administrative expenses to ensure consistency among all business segments. Additionally, the Company reclassified its geographic breakout of revenue to better delineate the geographies in which it operates. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. Prior year numbers have been reclassified to reflect the fiscal year 2008 presentation.

On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements have been adjusted to reflect the effect of this stock split.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the Company’s employee stock purchase plan. The Company excluded all outstanding restricted stock and certain outstanding options to purchase 21,000 and 148,000 shares of common stock from the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because they were anti-dilutive. The Company excluded all outstanding restricted stock and certain outstanding options to purchase 24,600 and 148,000 shares of common stock from the calculation of diluted earnings per share for the nine months ended March 31, 2008 and 2007, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands, except per share data)	2008	2007	2008	2007
Net income	$14,186	$10,797	$39,602	$26,854

Weighted average number of shares outstanding used in computing basic earnings per share	56,108	54,865	55,662	54,484

Dilutive common stock equivalents	1,657	1,355	1,718	1,520

Weighted average number of shares outstanding used in computing diluted earnings per share	57,765	56,220	57,380	56,004

Basic earnings per share	$0.25	$0.20	$0.71	$0.49
Diluted earnings per share	$0.25	$0.19	$0.69	$0.48

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated by the Company in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands)	2008	2007	2008	2007
Net Income	$14,186	$10,797	$39,602	$26,854
Unrealized loss on available for sale securities and derivative instruments	(707)	(213)	(1,683)	(87)
Foreign currency translation	14,894	2,112	30,449	11,619

Comprehensive Income	$28,373	$12,696	$68,368	$38,386

NOTE 4 – ACQUISITIONS

In March 2008, the Company increased its minority interest ownership in the clinical pharmacology business of Synchron Research (“Synchron”) in Ahmedabad, India. The Company’s ownership interest in Synchron increased from 19.5% to 31.0% on a fully diluted basis, at a cost of approximately $5.0 million dollars. The investment in Synchron is accounted for under the equity method of consolidation in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

On September 7, 2007, PAREXEL completed the acquisition of a majority of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”). The acquisition strengthened PAREXEL’s global capabilities, providing clients with a wide range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.

PAREXEL initiated a Tender Offer on June 29, 2007 to purchase all of the issued and outstanding shares of common stock of APEX. On September 7, 2007, the Tender Offer closed and PAREXEL acquired 20.3 million shares of common stock of APEX, representing 93.9% of APEX’s total issued and outstanding shares. Pursuant to the terms of the Tender Offer, the Company paid New Taiwan Dollars (NT) of $82.94 or U.S. Dollars (USD) of approximately $2.51 for each APEX share of common stock tendered, for a total purchase price of approximately NT $1.7 billion, which equated to USD of approximately $50.9 million. On November 16, 2007, PAREXEL acquired an additional 287,020 shares of APEX for approximately $0.7 million USD, representing 1.3% of APEX’s total issued and outstanding shares.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of APEX have been included in the accompanying Condensed Consolidated Statements of Income as of the date of the acquisition.

The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price allocation are preliminary, as intangible valuations will be finalized in the latter part of fiscal year 2008.

The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$53,391
Transaction costs	1,945

Total	$55,336

Allocations:
Accounts receivable	$4,010
Other current assets	860
Property and equipment, net	6,384
Goodwill	45,420
Other intangible assets, net	13,779

Total assets acquired	$70,453
Accounts payable	$750
Current liabilities	10,042
Deferred revenues	4,325

Total liabilities assumed	$15,117

Net assets acquired	$55,336

The following summarizes the details of the intangible assets acquired in the APEX transaction as of March 31, 2008 (in thousands):

Intangible Asset	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Customer relationship	15 years	$8,284	$329	$7,955
Non-compete agreements	2.75 years	1,500	352	1,148
Backlog	3.33 years	3,995	649	3,346

Total intangible assets		$13,779	$1,330	$12,449

The estimated amortization expense of intangible assets acquired in the APEX transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Income as follows (in thousands)

	2008	2009	2010	2011	2012
Amortization expense	$1,914	$3,904	$3,859	$2,759	$2,160

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of APEX had occurred on July 1, 2006, the beginning of PAREXEL's fiscal year 2007 (in thousands, except per share data):

	Three Months Ended March 31 2008			Three Months Ended March 31 2007
	PRXL	APEX	Total	PRXL	APEX	Total
Service revenue	$245,336	incl. in PRXL	$245,336	$191,215	$2,969	$194,184
Net income (loss)*	14,186	incl. in PRXL	14,186	10,797	(600)	10,197

Basic EPS*	$0.25	incl. in PRXL	$0.25	$0.20	$(0.01)	$0.19
Diluted EPS*	$0.25	incl. in PRXL	$0.25	$0.19	$(0.01)	$0.18

	Nine Months Ended March 31 2008			Nine Months Ended March 31 2007
	PRXL	APEX	Total	PRXL	APEX	Total
Service revenue	$692,114	$3,692	$695,806	$536,746	$10,168	$546,914
Net income*	39,602	46	39,648	26,854	(759)	26,095

Basic EPS*	$0.71	$—	$0.71	$0.49	$(0.01)	$0.48
Diluted EPS*	$0.69	$—	$0.69	$0.48	$(0.01)	$0.47

*	Inclusive of interest income that would have been lost on the cash paid at an annual interest rate of 4.0% and inclusive of amortization expenses that would have been incurred in connection with customer relationships, non-compete agreements, and backlog.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation according to SFAS No. 123(R), “Share-Based Payment.” The compensation expense recognized in the three and nine months ended March 31, 2008 and 2007 is presented in the following table.

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands)	2008	2007	2008	2007
Direct costs related	$480	$174	$1,110	$660
Selling, general and administrative related	914	531	2,626	2,569

Total stock-based compensation	$1,394	$705	$3,736	$3,229

NOTE 6 – SEGMENT INFORMATION

The Company is managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and MedCom Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes the Company's core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trials management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), and allocates and evaluates other operating costs on a geographic basis. Accordingly, the Company does not include selling, general, and administrative expenses; depreciation expense; amortization expense; other income (expense); and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

	Three Months Ended March 31		Nine Months Ended March 31
($ in thousands)	2008	2007	2008	2007
Service revenue
Clinical Research Services	$191,572	$143,461	$533,606	$396,161
PAREXEL Consulting and MedCom Services	33,484	29,707	96,541	87,326
Perceptive Informatics, Inc.	20,280	18,047	61,967	53,259

Total service revenue	$245,336	$191,215	$692,114	$536,746

Direct costs
Clinical Research Services	$126,565	$93,257	$353,374	$260,520
PAREXEL Consulting and MedCom Services	22,156	20,791	64,490	61,699
Perceptive Informatics, Inc.	12,542	10,240	36,452	30,187

Total direct costs	$161,263	$124,288	$454,316	$352,406

Gross profit
Clinical Research Services	$65,007	$50,204	$180,232	$135,641
PAREXEL Consulting and MedCom Services	11,328	8,916	32,051	25,627
Perceptive Informatics, Inc.	7,738	7,807	25,515	23,072

Total gross profit	$84,073	$66,927	$237,798	$184,340

NOTE 7 – RESTRUCTURING CHARGES

During the three months ended March 31, 2008, the Company recorded a $735 thousand reduction to the existing restructuring reserve as a result of redesignating certain facilities for the Company’s use, mainly in the U.K., and a $125 thousand reduction due to employee severance costs.

Current activity charged against the restructuring accrual in the nine months ended March 31, 2008 (which is included in “Current Liabilities - Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

($ in thousands)	Balance at June 30, 2007	Payments/Foreign Currency Exchange	Provision Adjustments	Balance at March 31, 2008
Employee severance costs	$223	$(98)	$(125)	$0
Facilities-related charges	10,084	(3,318)	(735)	6,031

	$10,307	$(3,416)	$(860)	$6,031

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through March 31, 2008, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no purchases in the three and nine months ended March 31, 2008.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt SFAS 161 for fiscal year 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FSP FIN 157-2, “Effective Date of FASB Statement No. 157.” SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2009. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial statements.

NOTE 10 – INCOME TAXES

The Company’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

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

Upon adoption of FIN 48, the Company had $44.9 million of gross unrecognized tax benefits, of which $24.3 million would impact the effective tax rate if recognized. As of March 31, 2008, the Company had $53.9 million of gross unrecognized tax benefits of which $27.4 million would impact the effective tax rate if recognized. The $8.9 million increase in gross unrecognized tax benefits, of which $3.2 million would impact the effective tax rate if recognized, results from positions taken, or expected to be taken, on tax returns relating to the year ending June 30, 2008.

As of March 31, 2008, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $2.5 million in the next twelve months, as a result of the expiration of the statute of limitations in certain foreign jurisdictions.

The Company’s historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2007, $4.7 million of interest and penalties, net of tax benefits, were included in the Company’s liability for unrecognized tax benefits. Income tax expense recorded through March 31, 2008 includes approximately $1.6 million of interest and penalties, net of tax benefits.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended March 31, 2008 and 2007, the Company had an effective income tax rate of 37.2% and 32.2%, respectively. For the nine months ended March 31, 2008 and 2007, the Company had an effective income tax rate of 32.3 % and 36.4%, respectively. The favorable decrease in the tax rate, for the nine months ended March 31, 2008 compared with the same period in 2007, was primarily due to the impact on deferred tax liabilities of a reduction in the German statutory tax rate.

NOTE 11 – LINES OF CREDIT AND DEBT

On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly-owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A., as lender and administrative agent) (“Bank”). The Credit Agreement matures on January 12, 2012. The Credit Agreement provides for borrowings in U.S. dollars and selected foreign currencies at rates, as elected by the Company, determined with reference to LIBOR or EURIBOR, in each case plus an applicable margin, or at an alternative base rate. The Credit Agreement is guaranteed by certain of the Company’s subsidiaries. PAREXEL International Holding B.V. is not liable for the indebtedness of the Company under the Credit Agreement. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to request an increase to the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants, including coverage and leverage ratios, under this facility. The balance outstanding under this Credit Agreement was $48 million at March 31, 2008 and is included in the current liabilities and long-term debt amounts on the balance sheet. The debt bears an interest rate of 5.651%, as determined by LIBOR plus a margin. The remaining $52 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio. The Company was in compliance with all its covenants under this arrangement as of March 31, 2008.

On March 19, 2008, the Company entered into a financing agreement with a vendor to finance software purchases. The agreement carries a four-year term and a 3% fixed rate. As of March 31, 2008, the balance on this note was $3.6 million.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional earn-out payments of up to $2.9 million if IMC achieved certain established financial targets through March 31, 2008. As of March 31, 2008, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.

In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional earn-out payments of approximately $3.0 million if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional amount of approximately $2.1 million, of which $0.9 million was paid in January 2007 and $1.2 million was paid in January 2008.

The Company has letter-of-credit agreements with various banks totaling approximately $4.6 million guaranteeing performance under various operating leases and vendor agreements.

As of March 31, 2008, the Company had approximately $34.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

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

Effective with the September 30, 2007 reporting period, certain direct costs were reclassified as selling, general and administrative expenses to ensure consistency among all business segments. Additionally, the Company has reclassified its geographic breakout of revenue to better delineate the geographies in which it operates. These changes had no impact on total revenue, total expenses, operating income, net income or the balance sheet. Prior year numbers have been reclassified to reflect the fiscal year 2008 presentation.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding the Company’s strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth in Part II, Item 1A below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of this quarterly report.

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

The Company is managed through three business segments: CRS, PCMS and Perceptive.

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

The Company conducts a significant portion of its operations in foreign countries. The Company’s consolidated service revenue from non-U.S. operations was approximately 64.9% and 63.5% for the nine months ended March 31, 2008 and 2007, respectively.

Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on its operating results. For the nine months ended March 31, 2008 and 2007, 13.9% and 15.9% of consolidated service revenue was denominated in British pounds, respectively. Euro denominated revenues were approximately 28.1% and 28.8% for the same periods.

Approximately 90% of the Company’s contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually based on the achievement of milestones. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

Generally, the Company’s clients can terminate their contracts with the Company upon thirty to sixty days’ notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.

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

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. The Company measures progress for fixed-price contracts using the concept of proportional performance based upon a unit-based output method. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenue until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Historically, there have not been any significant variations between contract estimates and the actual cost incurred that were not recovered from clients.

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

INCOME TAXES

The Company’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which the Company operates, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on the Company’s effective tax rate.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The Company has assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2007 and 2006. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2007 or 2006. Any future impairment of goodwill could have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

The Company evaluates its segment performance and allocates resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, the Company does not include the impact of selling, general, and administrative expense, depreciation expense, amortization expense, other income (expense), and income tax expense in segment profitability. The Company attributes revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months and nine months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31		Increase (Decrease)%
($ in thousands)	2008	2007
Service revenue
Clinical Research Services	$191,572	$143,461	48,111	33.5%
PAREXEL Consulting and MedCom Services	33,484	29,707	3,777	12.7%
Perceptive Informatics, Inc.	20,280	18,047	2,233	12.4%

Total service revenue	$245,336	$191,215	54,121	28.3%

Direct costs
Clinical Research Services	$126,565	$93,257	33,308	35.7%
PAREXEL Consulting and MedCom Services	22,156	20,791	1,365	6.6%
Perceptive Informatics, Inc.	12,542	10,240	2,302	22.5%

Total direct costs	$161,263	$124,288	36,975	29.7%

Gross profit
Clinical Research Services	$65,007	$50,204	14,803	29.5%
PAREXEL Consulting and MedCom Services	11,328	8,916	2,412	27.1%
Perceptive Informatics, Inc.	7,738	7,807	(69)	-0.9%

Total gross profit	$84,073	$66,927	17,146	25.6%

	Nine Months Ended March 31		Increase	%
($ in thousands)	2008	2007
Service revenue
Clinical Research Services	$533,606	$396,161	137,445	34.7%
PAREXEL Consulting and MedCom Services	96,541	87,326	9,215	10.6%
Perceptive Informatics, Inc.	61,967	53,259	8,708	16.4%

Total service revenue	$692,114	$536,746	155,368	28.9%

Direct costs
Clinical Research Services	$353,374	$260,520	92,854	35.6%
PAREXEL Consulting and MedCom Services	64,490	61,699	2,791	4.5%
Perceptive Informatics, Inc.	36,452	30,187	6,265	20.8%

Total direct costs	$454,316	$352,406	101,910	28.9%

Gross profit
Clinical Research Services	$180,232	$135,641	44,591	32.9%
PAREXEL Consulting and MedCom Services	32,051	25,627	6,424	25.1%
Perceptive Informatics, Inc.	25,515	23,072	2,443	10.6%

Total gross profit	$237,798	$184,340	53,458	29.0%

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007:

Service revenue increased by $54.1 million, or 28.3%, to $245.3 million for the three months ended March 31, 2008 from $191.2 million for the three months ended March 31, 2007. On a geographic basis, service revenue for the three months ended March 31, 2008 was distributed as follows: the Americas - $99.7 million (40.7%); Europe, Middle East & Africa - $129.1 million (52.6%); and Asia/Pacific - $16.5 million (6.7%). For the three months ended March 31, 2007, service revenue was distributed as follows: the Americas - $76.7 million (40.1%); Europe, Middle East & Africa - $104.0 million (54.4%); and Asia/Pacific - $10.5 million (5.5%).

On a segment basis, CRS service revenue increased by $48.1 million, or 33.5%, to $191.6 million in the three months ended March 31, 2008 from $143.5 million in the three months ended March 31, 2007. Of the total $48.1 million increase, approximately $12.1 million was attributable to the positive impact of foreign currency fluctuations, $5.1 million was related to the APEX acquisition, and the remaining $30.9 million was driven by strength in all phases of the business.

PCMS service revenue increased by $3.8 million, or 12.7%, to $33.5 million in the three months ended March 31, 2008 from $29.7 million in the three months ended March 31, 2007. Of the total $3.8 million increase, approximately $0.9 million was related to the positive impact of foreign currency fluctuations and $2.9 million was attributable to growth in both the Consulting and MedCom businesses.

Perceptive service revenue increased by $2.3 million, or 12.4%, to $20.3 million for the three months ended March 31, 2008 from $18.0 million for the three months ended March 31, 2007. The $2.3 million increase was driven by growth in the IVRS, Medical Imaging and CTMS businesses. This growth was lower than expected as a result of delays in obtaining contract signatures.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $37.0 million, or 29.7%, to $161.3 million for the three months ended March 31, 2008 from $124.3 million for the three months ended March 31, 2007. As a percentage of total service revenue, direct costs increased to 65.7% from 65.0% for the three months ended March 31, 2008 and 2007, respectively.

On a segment basis, CRS direct costs increased by $33.3 million, or 35.7%, to $126.6 million for the three months ended March 31, 2008 from $93.3 million for the three months ended March 31, 2007. Of the total $33.3 million increase, approximately $6.7 million was attributable to foreign currency fluctuations, with the remaining $26.6 million primarily due to increased hiring and training costs to support significant increases in backlog and business activity as well as APEX-related integration costs. As a percentage of service revenue, CRS direct costs increased to 66.1% for the three months ended March 31, 2008 from 65.0% for the three months ended March 31, 2007.

PCMS direct costs increased by $1.4 million, or 6.6%, to $22.2 million in the three months ended March 31, 2008 from $20.8 million in the three months ended March 31, 2007. As a percentage of service revenue, PCMS direct costs decreased to 66.2% for the three months ended March 31, 2008 from 70.0% for the three months ended March 31, 2007 primarily as a result of improved utilization in both the Consulting and MedCom businesses.

Perceptive direct costs increased by $2.3 million, or 22.5%, to $12.5 million in the three months ended March 31, 2008 from $10.2 million in the three months ended March 31, 2007. The year-over-year increase in Perceptive direct costs was due principally to higher labor costs incurred to support increased business activity levels. As a percentage of service revenue, Perceptive direct costs increased to 61.8% in the three months ended March 31, 2008 from 56.7% in the three months ended March 31, 2007 primarily due to the impact of contract signature delays that reduced revenue recognition during the current period and some operational issues.

Selling, general and administrative (“SG&A”) expense increased by $9.5 million, or 22.0%, to $52.8 million in the three-month period ended March 31, 2008 from $43.3 million in the three months ended March 31, 2007. Of the total $9.5 million increase, $3.6 million was attributable to foreign exchange fluctuations; $3.9 million to increased personnel costs in information technology, finance, and selling and promotions; $1.0 million to incremental expenses from the APEX acquisition; and $1.0 million related to other sources, mainly facilities. As a percentage of service revenue, SG&A decreased to 21.5% in the three months ended March 31, 2008 from 22.6% in the three months ended March 31, 2007.

Depreciation and amortization (“D&A”) expense increased by $1.2 million, or 14.9%, to $9.4 million in the three months ended March 31, 2008 from $8.2 million for the three months ended March 31, 2007, partly due to incremental D&A expense associated with the APEX acquisition. As a percentage of service revenue, D&A declined slightly to 3.8% from 4.3% for the three months ended March 31, 2008 and 2007, respectively.

Other income remained relatively flat at $0.4 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007. The Company realized foreign exchange gains and a small net gain from the disposals of the Poitiers and Barnett businesses, partly offset by net interest expense. The disposals represent the Company’s ongoing efforts to evaluate its products and services and dispose of any assets that do not fit the long-term strategy of the Company.

The Company had an effective income tax rate of 37.2% for the three months ended March 31, 2008 and 32.2% for the three months ended March 31, 2007. This increase was primarily attributable to having no counterpart to the tax benefit recorded in the three months ended March 31, 2007 resulting from favorable net tax adjustments including the favorable resolution of several tax audit matters in The Netherlands.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2007:

Service revenue increased by $155.4 million, or 28.9%, to $692.1 million for the nine months ended March 31, 2008 from $536.7 million for the nine months ended March 31, 2007. On a geographic basis, service revenue for the nine months ended March 31, 2008 was distributed as follows: the Americas - $272.7 million (39.4%); Europe, Middle East & Africa - $370.0 million (53.5%); and Asia/Pacific - $49.4 million (7.1%). For the nine months ended March 31, 2007, service revenue was distributed as follows: the Americas - $212.3 million (39.6%); Europe, Middle East & Africa - $297.3 million (55.4%); and Asia/Pacific - $27.1 million (5.1%).

On a segment basis, CRS service revenue increased by $137.4 million, or 34.7%, to $533.6 million in the nine months ended March 31, 2008 from $396.2 million in the nine months ended March 31, 2007. Of the total $137.4 million increase, approximately $31.2 million was attributable to the positive impact of foreign currency fluctuations and $29.2 million was related to incremental business from the APEX and CCT acquisitions. The remaining $77.0 million was the result of business growth across all CRS business units. CRS service revenue was, however, adversely impacted by cancellations and delays in the clinical pharmacology business.

PCMS service revenue increased by $9.2 million, or 10.6%, to $96.5 million in the nine months ended March 31, 2008 from $87.3 million in the nine months ended March 31, 2007. Of the total $9.2 million increase, approximately $3.3 million was related to the positive impact of foreign currency fluctuations and $5.9 million was attributable to growth in both the Consulting and MedCom businesses.

Perceptive service revenue increased by $8.7 million, or 16.4%, to $62.0 million for the nine months ended March 31, 2008 from $53.3 million in the nine months ended March 31, 2007. Of the total $8.7 million increase, approximately $1.5 million was attributable to the positive impact of foreign currency fluctuations, with the remaining $7.2 million increase resulting from growth in the IVRS and Medical Imaging businesses. Perceptive’s service revenue was adversely impacted by delays in obtaining contract signatures during the March 2008 quarter.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to the Company, nor does it have an impact on net income.

Direct costs increased by $101.9 million, or 28.9%, to $454.3 million for the nine months ended March 31, 2008 from $352.4 million in the nine months ended March 31, 2007. As a percentage of total service revenue, direct costs remained relatively flat at 65.6% and 65.7% for the nine months ended March 31, 2008 and 2007, respectively.

On a segment basis, CRS direct costs increased by $92.9 million, or 35.6%, to $353.4 million for the nine months ended March 31, 2008 from $260.5 million in the nine months ended March 31, 2007. Of the total $92.9 million increase, approximately $17.2 million was attributable to foreign currency fluctuations with the remaining $75.7 million primarily due to higher labor and related costs incurred to support increased business activity levels, as well as increased hiring costs and the impact of APEX integration activities. As a percentage of service revenue, CRS direct costs increased to 66.2% from 65.8% for the nine months ended March 31, 2008 and 2007, respectively.

PCMS direct costs increased by $2.8 million, or 4.5%, to $64.5 million in the nine months ended March 31, 2008 from $61.7 million in the nine months ended March 31, 2007. As a percentage of service revenue, PCMS direct costs decreased by 3.9 points to 66.8% for the nine months ended March 31, 2008 from 70.7% for the nine months ended March 31, 2007 due primarily to improved utilization rates and the ongoing impact of the March 2007 restructuring activity in MedCom.

Perceptive direct costs increased $6.3 million, or 20.8%, to $36.5 million in the nine months ended March 31, 2008 from $30.2 million in the nine months ended March 31, 2007. The $6.3 million increase was due primarily to higher labor costs associated with increased staffing needs to support business growth. As a percentage of service revenue, Perceptive direct costs increased slightly to 58.8% in the nine months ended March 31, 2008 from 56.7% in the nine months ended March 31, 2007 as a result of a less favorable service revenue mix and the impact of contract signature delays.

SG&A expenses increased by $30.0 million, or 24.7%, to $151.4 million in the nine months ended March 31, 2008 from $121.4 million in the nine months ended March 31, 2007. Of the total $30.0 million increase, $10.0 million was attributable to foreign exchange fluctuations, $10.3 million to increased personnel costs, $4.4 million to incremental expenses from the APEX and CCT acquisitions, $2.3 million in increased rents and $3.0 million related to other sources. As a percentage of service revenue, SG&A decreased to 21.9% in the nine months ended March 31, 2008 from 22.6% in the nine months ended March 31, 2007.

D&A expense increased by $5.3 million, or 23.5%, to $27.6 million in the nine months ended March 31, 2008 from $22.3 million in the nine months ended March 31, 2007. Of the $5.3 million increase, $4.6 million was due to depreciation, and $0.7 million was due to amortization, related primarily to the APEX and CCT acquisitions. As a percentage of service revenue, D&A decreased to 4.0% from 4.2% for the nine months ended March 31, 2008 and 2007, respectively.

The Company reported other expense of $0.4 million for the nine months ended March 31, 2008 compared with other income of $1.6 million for the nine months ended March 31, 2007. This unfavorable swing of $2.0 million was due to a $1.5 million increase in foreign exchange losses and a $2.1 million increase in interest expense (net of interest income), partly offset by other income of $1.6 million due to the gain from the sale of an investment during the first quarter of FY 2008, a small net gain from the disposals of the Poitiers and Barnett businesses, rental income, and investment grant proceeds. The disposals represent the Company’s ongoing efforts to evaluate its products and services and dispose of any assets that do not fit the long-term strategy of the Company.

The Company had an effective income tax rate of 32.3% for the nine months ended March 31, 2008 and 36.4% for the nine months ended March 31, 2007. The favorable movement in the tax rate was primarily attributable to the impact on deferred tax liabilities of a reduction in the German statutory tax rate in the first quarter of fiscal year 2008.

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

Generally, the Company’s clients can terminate their contracts with the Company upon thirty to sixty days’ notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment or clinical drug manufacturing problems resulting in shortages of the product, product withdrawal following market launch or shut down of manufacturing facilities.

DAYS SALES OUTSTANDING

The Company’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 59 days at March 31, 2008, 49 days at June 30, 2007, and 43 days at March 31, 2007. The increase in DSO was primarily due to a substantial increase in unbilled receivables related to the timing of contract milestones without a corresponding increase in deferred revenue, coupled with the fact that many of the Company’s contracts now have 45-day payment terms. Accounts receivable, net of the provision for losses on receivables was $413.7 million ($216.1 million in billed accounts receivable and $197.6 million in unbilled accounts receivable) at March 31, 2008 and $325.0 million ($189.8 million in billed accounts receivable and $135.2 million in unbilled accounts receivable) at June 30, 2007. Deferred revenue was $199.1 million at March 31, 2008 and $170.7 million at June 30, 2007. DSO is calculated by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the nine months ended March 31, 2008 totaled $16.9 million and was attributable to $39.6 million of net income, a $39.9 million increase in long-term income tax liability, $27.6 million related to non-cash charges for depreciation and amortization expense, and $3.7 million in stock-based compensation expense. These amounts were offset by a $49.6 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $22.7 million decrease in deferred income taxes, a $10.8 million decrease in other current liabilities, a $8.3 million increase in other assets and a $2.5 million decrease related to changes in other operating assets and liabilities.

Net cash provided by operating activities for the nine months ended March 31, 2007 totaled $56.6 million and was generated from $26.9 million of net income, $22.3 million related to non-cash charges for depreciation and amortization expense, $18.4 million related to a decrease in accounts receivable (net of the allowance for doubtful accounts), $3.2 million related to non-cash charges for stock-based compensation, and $1.6 million from other sources, offset, in part, by a $10.4 million increase in current and other assets and a $5.4 million decrease in accounts payable.

Net cash used in investing activities for the nine months ended March 31, 2008 totaled $99.5 million and consisted of $55.3 million for acquisitions and $45.1 million of capital expenditures (primarily computer software and hardware and leasehold improvements related to the expansion of the Company’s Phase I units).

Net cash used in investing activities for the nine months ended March 31, 2007 totaled $90.6 million and consisted of $70.5 million used in business acquisitions and $26.8 million for capital expenditures (primarily computer software and hardware and analytical equipment), which was offset, in part, by $6.4 million of net proceeds from the sale of marketable securities and $0.3 million from proceeds from the sale of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2008 totaled $27.6 million, and consisted of $17.7 million of net borrowings and $9.9 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans.

Net cash provided by financing activities for the nine months ended March 31, 2007 totaled $38.7 million, consisting of $65.0 million in borrowings under lines of credit and $9.1 million generated from proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans, partly offset by $35.4 million used in repayments under lines of credit and capital lease obligations.

LINES OF CREDIT

On September 18, 2007, the Company and PAREXEL International Holding B.V., a wholly-owned subsidiary of the Company, entered into an amended and restated $100 million unsecured senior revolving credit facility (the “Credit Agreement”) with a group of lenders (including JPMorgan Chase Bank, N.A., as lender and administrative agent) (“Bank”). The Credit Agreement matures on January 12, 2012. The Credit Agreement provides for borrowings in U.S. dollars and selected foreign currencies at rates, as elected by the Company, determined with reference to LIBOR or EURIBOR, in each case plus an applicable margin, or at an alternative base rate. The Credit Agreement is guaranteed by certain of the Company’s subsidiaries. PAREXEL International Holding B.V. is not liable for the indebtedness of the Company under the Credit Agreement. A portion of the loan amount is available for swingline loans of up to $20 million to be made by JPMorgan Chase Bank, N.A. The Company has an option to request an increase to the maximum amount that may be borrowed under the Credit Agreement by $50 million. The Company is subject to certain financial covenants, including coverage and leverage ratios, under this facility. The balance outstanding under this Credit Agreement was $48 million at March 31, 2008 and is included in the current liabilities and long-term debt amounts on the balance sheet. The debt bears an interest rate of 5.651%, as determined by LIBOR plus a margin. The remaining $52 million is available and subject to the annual commitment fee (Unused Fees) on the unused commitment amount ranging from 0.125% to 0.300% based on the total leverage ratio. The Company was in compliance with all its covenants under this arrangement as of March 31, 2008.

The Company has a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. The Company primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2008, the Company had approximately Euro 12.0 million available under this line of credit.

The Company has other foreign lines of credit with banks totaling approximately $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At March 31, 2008, the Company had approximately $2.0 million available under these arrangements.

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

FINANCING NEEDS

The Company’s primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facility-related expenses. The Company’s principal source of cash is from contracts with clients. If the Company were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, the Company’s revenue and cash flow would be adversely affected (see “Part II, Item 1A—Risk Factors” for further detail). Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, PAREXEL believes that its existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet its foreseeable cash needs over the next twelve months and on a longer term basis.

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

The Company expects capital expenditures to total approximately $55.0 to $60.0 million in fiscal year 2008. As of March 31, 2008, the Company had spent approximately $45.1 million primarily for computer software and hardware, as well as leasehold improvements related to the expansion of the Company’s Phase I units. The Company expects to spend an additional $10.0 to $15.0 million primarily for computer software and hardware during the remainder of the fiscal year.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company’s common stock to be repurchased in the open market subject to market conditions. As of March 31, 2008, the Company had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no repurchases made during the nine months ended March 31, 2008.

On March 19, 2008, the Company entered into a financing agreement with a vendor to finance software purchases. The agreement carries a four-year term and a 3% fixed rate. As of March 31, 2008, the balance on this note was $3.6 million.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

In connection with the Integrated Marketing Concepts (“IMC”) acquisition during fiscal year 2005, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional earn-out payments of up to $2.9 million if IMC achieved certain established financial targets through March 31, 2008. As of March 31, 2008, the Company had paid $0.6 million in earn-out payments under the terms of the IMC acquisition.

In connection with the Qdot acquisition, as discussed in Note 3 to the Consolidated Financial Statements included in Item 8 of the Company’s 2007 10-K, the Company agreed to make additional earn-out payments of approximately $3.0 million if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid $0.8 million in earn-out payments. In December 2006, as a result of management responsibility changes, the Company reached an agreement with Qdot to amend the earn-out agreement to pay a fixed additional amount of approximately $2.1 million, of which $0.9 million was paid in January 2007 and $1.2 million was paid in January 2008.

The Company has letter-of-credit agreements with various banks totaling approximately $4.6 million guaranteeing performance under various operating leases and vendor agreements.

As of March 31, 2008, the Company had approximately $34.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt SFAS 161 for fiscal year 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations - a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will be in effect for PAREXEL beginning on July 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FSP FIN 157-2, “Effective Date of FASB Statement No. 157.” SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and will be in effect for PAREXEL beginning on July 1, 2009. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial statements.

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

FOREIGN CURRENCY EXCHANGE RATES

While the Company’s financial statements are denominated in U.S. dollars, its consolidated service revenue from non-U.S. operations was approximately 64.9% and 63.5% for the nine months ended March 31, 2008 and 2007, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results.

The Company may be subjected to foreign currency transaction risk when the Company’s foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent that the Company is unable to include provisions in its contracts to mitigate exposure to foreign currency fluctuations, currency exchange losses could have a material effect on the Company’s results of operations. The Company has a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables. Under this policy, derivatives are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $116.7 million at March 31, 2008.

Occasionally, the Company enters into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $105.5 million at March 31, 2008. The Company does not expect gains or losses on these contracts to have a material impact on its financial results. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $10.5 million. The Company recorded foreign exchange gains of $0.2 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The Company acknowledges its exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

INTEREST RATES

The Company’s exposure to interest rate changes is currently minimal because a large portion has been hedged and the un-hedged portions are minimal. Long-term debt was approximately $38.4 million on March 31, 2008 and $0.3 million on June 30, 2007.

In connection with the borrowings under the credit facilities in Note 8 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, the Company entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These hedges are considered perfectly effective since the critical terms of the debt and the interest rate exchange match and the other conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are met. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. The Company had interest rate exchange agreements with a notional amount of $35 million at March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

THE LOSS, MODIFICATION, OR DELAY OF LARGE OR MULTIPLE CONTRACTS MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

Our clients generally can terminate their contracts with us upon 30 to 60 days’ notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including cancellations of a Phase III contract during the first quarter of fiscal year 2008 and a Phase III contract during the second quarter of fiscal year 2007.

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

We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance, Inc. and Pharmaceutical Product Development Inc. In addition, our PCMS business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.

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

IF GOVERNMENTAL REGULATION OF THE DRUG, MEDICAL DEVICE AND BIOTECHNOLOGY INDUSTRY CHANGES, THE NEED FOR OUR SERVICES COULD DECREASE

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical and biotechnology companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the U.S. Food and Drug Administration (“FDA”) or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.

In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund the hiring of additional reviewers and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for Good Clinical Practices (“GCP”) and by making the clinical trial application and approval process more uniform across member states. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years and Japan adopted GCP in 1998.

The U.S., Europe and Japan have also collaborated for 15 years on the International Conference on Harmonisation (“ICH”), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.

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

WE MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF HEALTH CARE REFORM AND THE EXPANSION OF MANAGED-CARE ORGANIZATIONS

Numerous governments, including the U.S. government, have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. If these efforts are successful, drug, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenues could decrease, possibly materially. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

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

The biotechnology, pharmaceutical and medical device industries generally, and clinical research specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete. If our competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenue.

IF OUR PERCEPTIVE BUSINESS IS UNABLE TO MAINTAIN CONTINUOUS, EFFECTIVE, RELIABLE AND SECURE OPERATION OF ITS COMPUTER HARDWARE, SOFTWARE AND INTERNET APPLICATIONS AND RELATED TOOLS AND FUNCTIONS, ITS BUSINESS WILL BE HARMED

Our Perceptive business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. In our Perceptive business, we depend on the continuous, effective, reliable and secure operation of computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the hardware or software malfunctions or access to data by internal research personnel or customers through the Internet is interrupted, our Perceptive business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact our Perceptive business.

Although the computer and communications hardware used in our Perceptive business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Perceptive software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support the needs of our Perceptive customers, it could result in a loss of or a delay in revenue and market acceptance.

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

In order to mitigate the risk of liability, we seek to include indemnity provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. In addition, even if we are able to include an indemnity provision in our contracts, the indemnity provisions may not cover our exposure if:

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.9% and 63.5% of total consolidated service revenue for the nine months ended March 31, 2008 and 2007, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 53.5% and 55.4% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 7.1% and 5.1% of total consolidated service revenue for the nine months ended March 31, 2008 and 2007, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

OUR REVENUE AND EARNINGS ARE EXPOSED TO EXCHANGE RATE FLUCTUATIONS

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the nine months ended March 31, 2008 was positively impacted by approximately $36.1 million as compared with the nine months ended March 31, 2007. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the British pound and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2008 and 2007, 13.9% and 15.9% of consolidated service revenue was denominated in British pounds, respectively. Euro denominated revenues were approximately 28.1% and 28.8% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $15.5 million for the fiscal quarter ended March 31, 2007, $16.9 million for the fiscal quarter ended June 30, 2007, $16.5 million for the fiscal quarter ended September 30, 2007, $20.5 million for the fiscal quarter ended December 31, 2007 and $22.7 million for the fiscal quarter ended March 31, 2008. Factors that cause these variations include:

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

OUR EFFECTIVE INCOME TAX RATE MAY FLUCTUATE FROM QUARTER-TO-QUARTER, WHICH MAY AFFECT OUR EARNINGS AND EARNINGS PER SHARE

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

•

we are subject to Section 8.06 of the Massachusetts Business Corporation Law, which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors and the number of directors may be fixed only by our board of directors;

•	we are subject to Chapter 110F of the Massachusetts General Laws, which may limit the ability of certain of our interested stockholders to engage in business combinations with us;

•	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

•	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.

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

OUR STOCK PRICE HAS BEEN AND MAY IN THE FUTURE BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 2, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $26.20. During the period from July 1, 2005 to March 31, 2008, our common stock traded at prices ranging from a high of $29.76 per share to a low of $9.43 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: May 9, 2008	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: May 9, 2008	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amended and Restated Employment Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Josef H. von Rickenbach

10.2*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and James F. Winschel, Jr.

10.3*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Mark A. Goldberg

10.4*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Douglas A. Batt

10.5*	Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Kurt A. Brykman

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or any compensatory plan, contract or arrangement