Form 10-K
period 2008-06-30
PAREXEL INTERNATIONAL CORP
filed 2008-08-28
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-21244

PAREXEL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2776269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 West Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 487-9900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $.01 par value per share	Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2007 was approximately $1,321,727,000, based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates.

As of August 20, 2008 there were 55,180,880 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 2008 are incorporated by reference into Part III of this report.

PAREXEL INTERNATIONAL CORPORATION

PART I

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). For this purpose, any statements contained in this report regarding PAREXEL International Corporation’s (“PAREXEL,” the “Company,” “we,” “us,” “ours” or “its”) strategy, future operations, financial position, future revenue, projected costs, prospects, plans, goals, and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that they actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on forward-looking statements in this document as representing the Company’s views as of any date subsequent to the date of this annual report.

ITEM 1.	BUSINESS

GENERAL

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems (“IVRS”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other drug development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics and medical device companies. Through our clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. For large pharmaceutical and biotechnology companies, outsourcing these types of services to PAREXEL provides those companies with a variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from PAREXEL’s technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. For smaller companies, PAREXEL provides access to expertise and a virtual and global network that enables them to develop their new drugs. Our vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications services, drug development and process optimization consulting, as well as related information technology products and integration services. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, and the desire to speed up patient recruitment and reduce development time, increased globalization and virtualization of clinical trials, productivity issues, upcoming patent expirations, and more stringent government regulations. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the drug development process.

PAREXEL is one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we manage 63 locations and have over 8,050 employees throughout 52 countries around the world. We have operations in major health care markets around the world, including the United States (“U.S.”), Canada, China, Taiwan, Japan, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and Ukraine. During Fiscal Year 2008, we derived 65.5% of our service revenue from international operations and 34.5% from the United States. PAREXEL was incorporated in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since our inception, we have executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance our portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships.

Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy. We have completed five acquisitions over the past five fiscal years including the acquisitions of Behavioral and Medical Research, LLC and California Clinical Trials Medical Group, Inc. (“BMR/CCT”) and APEX International Clinical Research Co., Ltd. (“APEX”) that have broadened our service offerings and geographical reach. In August 2008, we completed the acquisition of ClinPhone plc, a company incorporated in England and Wales that was previously traded on the London Stock Exchange (“ClinPhone”), for approximately $192 million, comprised of $172 million for the stock of ClinPhone and $20 million as repayment of ClinPhone’s existing debt. ClinPhone was one of the world’s leading clinical technology organizations, offering superior access to electronic processes, technologies and resources, and providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle. Biopharmaceutical companies have increasingly demanded PAREXEL technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the combination of complementary capabilities of PAREXEL and ClinPhone will provide clients with a more comprehensive suite of clinical information technologies.

On February 11, 2008, our Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

DESCRIPTION OF BUSINESS

We provide a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We manage the company in three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”).

CRS constitutes our core business and includes all phases of clinical research from “first-in-man” trials, where a medicinal entity is tested on human subjects for the first time, through post-marketing studies. CRS service offerings include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, and investigator site services.

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process consulting. In addition, PCMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants also identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. Additionally, PCMS provides health policy consulting and strategic reimbursement services.

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive’s portfolio of products and services include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

The revenue generated by each of our business segments for each of the last three fiscal years is described below under the headings for each segment. The profit or loss and total assets of each segment for each of the last three fiscal years are described in Note 17 to the consolidated financial statements included in Item 8 of this annual report.

CLINICAL RESEARCH SERVICES (CRS)

Our CRS business segment provides clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. This segment generated revenue of $745.6 million, or 77.3% of our consolidated service revenue in Fiscal Year 2008, $548.8 million, or 74.0% of the consolidated service revenue in Fiscal Year 2007 and $442.5 million, or 72.0% of the consolidated service revenue in Fiscal Year 2006.

The CRS business segment offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for biopharmaceutical products. We have performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. PAREXEL’s multi-disciplinary clinical trials group examines a product’s existing preclinical and clinical data to design clinical trials to provide evidence of the product’s safety and efficacy.

Our CRS business segment can manage many aspects of clinical trials including: study and protocol design; Case Report Form (“CRF”) design, a paper or electronic questionnaire used in clinical research; site and investigator recruitment; patient enrollment; study monitoring and data collection; data analysis; report writing; and medical services.

Clinical trials are monitored and conducted by CRS in strict adherence with Good Clinical Practice (“GCP”). The design of efficient CRFs, detailed operations manuals, and site monitoring by our clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. We have adopted standard operating procedures that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of PAREXEL’s worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical product development process. The information generated during these trials is critical to gaining marketing approval from the United States Food and Drug Administration (the “FDA”), the European Medicines Agency based on the recommendation of the Committee for the Evaluation of Medicinal Products, and other comparable regulatory agencies as well as market acceptance by clinicians, patients, and third-party payors. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV. See “Government Regulations” below for additional information regarding processes involved in clinical trials.

Clinical Pharmacology (Phases I – IIa) - Clinical pharmacology encompasses the early stages of clinical testing, when a product is first evaluated to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Clinical Pharmacology group of CRS offers clients a one stop service where studies are performed in healthy volunteers as well as in patients of various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of clinical pharmacology operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, Culver City, Paramount, and San Diego, California (U.S.); Bloemfontein, George and Port Elizabeth, South Africa; and Harrow, U.K. The bioanalytical laboratory which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is located in Bloemfontein. With these locations, the Clinical Pharmacology group offers clinical pharmacology services (including bioanalytical services) with a total of 580 dedicated beds (cooperating partners not included) on three continents.

Phases II – IV - Through this CRS unit, we assist clients with one or more of the following aspects of clinical trials as described below. CRS performs both full-service and single- or multi-service trials. As a result, our involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial.

These services include:

•

Study Protocol Design - The protocol defines, among other things, the medical issues a study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study’s success depends on the protocol’s ability to predict correctly the requirements of the regulatory authorities and to generate data that will satisfy those requirements.

•

CRF Design - Once the study protocol has been finalized, a CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. It may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

•

Site and Investigator Recruitment - The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to several thousand investigators who have conducted clinical trials for us. We provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

•

Patient Enrollment - The investigators, usually with the assistance of a clinical research organization (“CRO”), find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the investigational product or a control substance (for example, a placebo) and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

•

Study Monitoring and Data Collection - As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as clinical monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. We offer several electronic data capture (“EDC”) technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the FDA’s and other relevant regulatory agencies’ adverse events reporting guidelines and related regulatory requirements.

•

Data Management - Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and all applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, our personnel screen the data to detect errors, omissions, and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data are entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

•

Biostatistics and Programming - Our biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. Our CRS business segment biostatisticians may also represent clients during panel hearings at the FDA and other regulatory agencies.

•

Report Writing - A description of the study conducted, along with the statistical analysis of data collected during the trial and other clinical data are presented and summarized in a final report generated for inclusion in a regulatory document.

•

Medical Services - Throughout the course of a development program, our physicians provide a wide range of medical research and consulting services to improve the efficiency and quality of clinical research, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing, and strategy and product development. Our Medical Services professionals also provide lifecycle drug safety services combining operational pharmacovigilance and pharmacovigilance consulting. Operational pharmacovigilance capabilities cover all phases of clinical development and drug safety for marketed products.

•

Project Management - Throughout the entire spectrum of activities described above, our CRS segment provides project management services. These services entail providing overall leadership to our project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials – single-service, multi-service, or full-service.

•

Clinical Logistics - In association with the clinical trials we conduct, we offer a full range of clinical logistics services including coordinating investigational drug supply manufacturing, managing import/export requirements, labeling, warehousing, distribution, and inventory control (including the return and destruction of unused trial medication, lab services, and ancillary supplies).

PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES (PCMS)

Our PCMS segment provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process consulting. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization. PCMS also provides health policy consulting, and strategic reimbursement services. Service revenue from the PCMS business segment represented $129.8 million, or 13.5% of consolidated service revenue in Fiscal Year 2008, $120.6 million, or 16.2% of consolidated service revenue in Fiscal Year 2007 and $117.1 million, or 19.0% of consolidated service revenue in Fiscal Year 2006. We conduct our PCMS operations through four groups: (i) Integrated Product Development Consulting, (ii) Strategic Compliance Consulting, (iii) Medical Communications Services and (iv) Health Policy & Strategic Reimbursement.

Integrated Product Development Consulting – Our Integrated Product Development Consulting (“IPDC”) group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, and Japan. These services include drug development and regulatory strategy design, scientific and technical evaluation, writing and review services, regulatory application preparation and review, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies.

IPDC works closely with clients to design drug development and regulatory strategies and comprehensive registration programs. Our drug development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and regulatory agencies such as the FDA and agencies in the UK, Germany, The Netherlands, and France. Our experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product, assess the competitive and regulatory environment, identify deficiencies, and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in specific markets and participate fully in the product development process.

Strategic Compliance Consulting – Our Strategic Compliance group offers a range of specialized clinical and manufacturing consulting services for clients in the life sciences industry. These services are designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing strategy design, metrics assessment and development, risk management, GCP, GLP and current good manufacturing practice audits, process optimization, organizational alignment, training, and change management.

Our Strategic Compliance group offers its clients experienced regulatory and industry professionals—formerly from the FDA and other regulatory agencies, or from biotech, pharmaceutical, and medical device companies.

Medical Communications Services – Our Medical Communications Services (“MedCom”) group assists clients in achieving optimal market penetration for their products by providing customized, integrated, and expert pre-launch and launch services in the U.S., Europe, and other areas of the world. Clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing rapid acceptance of their products by opinion leaders, physicians, managed care organizations, and patient groups leading to accelerated product acceptance and market penetration. MedCom designs and implements integrated communication plans that include market and opinion leader development, market preparation, and targeted communications support for clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include planning of meetings and exhibitions. We also offer continuing medical education programs to help keep medical professionals apprised of current medical developments, independent of PAREXEL’s other promotional activities.

Health Policy & Strategic Reimbursement – Our Health Policy & Strategic Reimbursement (“HPSR”) group offers strategies for bio/pharmaceutical companies regarding reimbursement from insurance companies and managed care providers, as well as telecommunications and call center support for patient assistance programs.

PERCEPTIVE INFORMATICS, INC.

Our Perceptive segment provides information technology solutions designed to improve the product development processes of clients. Perceptive’s portfolio of products and services include medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications. Service revenue from the Perceptive business represented $88.8 million, or 9.2%, of consolidated service revenue in fiscal year 2008, $72.5 million, or 9.8%, of consolidated service revenue in fiscal year 2007, and $55.3 million, or 9.0%, of consolidated service revenue in fiscal year 2006.

The acquisition of ClinPhone, in August 2008, created one of the industry’s largest clinical technology providers. The combined company of ClinPhone and Perceptive offers unprecedented access to clinical information technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

Medical Imaging Services – Perceptive’s medical imaging services are directed at coordinating the use of a variety of medical imaging modalities (such as radiographs, ultrasound, computed topography, and magnetic resonance imaging) to evaluate product safety and efficacy.

IVRS – Perceptive’s IVRS services utilize an application service provider model under which Perceptive designs, develops, deploys, hosts, and supports an application for each trial. Participating investigators call a toll free number to enroll and randomize patients in a trial, and are able to interact with the system in their native language. The system confirms enrollment and assigns a drug kit for the patient. The system is also capable of monitoring drug inventory at investigator sites and triggering drug shipments, as needed.

CTMS – Perceptive’s Clinical Trial Management System solutions are software packages that assist biopharmaceutical companies with the complex process of planning and managing clinical trials. These solutions include our IMPACT®, INITIATOR™, and INVESTIGATOR™ software packages. Our flagship IMPACT software product, is an enterprise-wide CTMS used to plan studies, track progress, support monitoring activities, monitor costs, and track clinical supplies. The system is used by approximately 34 biopharmaceutical companies and by approximately 28,000 users worldwide. It is primarily used for Phase II, III and IV studies. The INITIATOR product is a separate software package offered by Perceptive to assist in the management and conduct of Phase I trials. Perceptive also offers INVESTIGATOR, a database tool, used to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select investigators when initiating a new clinical trial.

Web-Based Portal – Perceptive’s web-based portals allow secure access to critical, real-time information over the web. Portals support clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data.

Integration Services Group – Through its Integration Services Group, Perceptive provides services in support of its software packages including implementation, deployment, validation, hosting, and integration with other customer systems.

Patient Diary Applications – Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO, for electronic Patient Reported Outcomes. These solutions include capturing data from patients over the telephone using Perceptive’s IVRS technology (and ClinPhone technology) or using handheld technology.

Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as our internal processes.

INFORMATION TECHNOLOGY

PAREXEL is committed to investing in information technology designed to help us to provide high quality services, competitively advantageous, and cost-effective client facing solutions and well-managed internal resources. We have built our information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information technology solutions that address critical aspects of our business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.

We maintain an internal information technology group that is responsible for technological planning and procurement, applications development, program management, technical operations, and management of our worldwide computer infrastructure and voice and data networks. Our information systems are designed to function in support of and reinforce all of our policies and procedures. PAREXEL’s information technology systems are open and flexible, allowing each system to be adapted to the multiple needs of our different clients and regulatory systems. Our systems also enable us to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client owned systems.

SALES AND MARKETING

Our sales and marketing personnel carry out our global business development activities. In addition to significant selling experience, most of these individuals have technical and/or scientific backgrounds. Our senior executives and project team leaders also participate in maintaining key client relationships and engaging in business development activities.

Each of our three business segments has a business development team that focuses on its particular market segment. While all teams may work with the same client companies, the individual clients they work with within PAREXEL can vary. In many cases, however, the business segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs.

Each business development employee is generally responsible for a specific client segment or group of clients and for strengthening and expanding an effective relationship with that client. Each individual is responsible for developing his or her client base, responding to client requests for information, developing and defending proposals, and making presentations to clients.

Our business development group is supported by our marketing personnel. Our marketing activities consist primarily of market information development and analysis, strategic planning, competitive analysis, brand management, collateral development, participation in industry conferences, advertising, e-marketing, publications, and website development and maintenance. The marketing team focuses both on supporting the individual business development teams for their specific market segments as well as promoting an integrated marketing strategy and communications plan for PAREXEL as a whole.

CLIENTS

We have in the past derived, and may in the future derive, a significant portion of our service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are not uncommon and we expect to continue to experience such concentration in future years. In Fiscal Year 2008, our five largest clients accounted for 31% of our consolidated service revenue. In Fiscal Year 2007, our five largest clients accounted for 28% of our consolidated service revenue. In Fiscal Year 2006, our five largest clients accounted for 25% of our consolidated service revenue. No single client accounted for 10% or more of consolidated service revenues in any of Fiscal Years 2008, 2007 or 2006.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and, in some cases, verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2008 was $2,059.1 million, compared with $1,506.9 million at June 30, 2007. We anticipate that approximately $889.3 million of the backlog as of June 30, 2008 will be recognized as service revenue in Fiscal Year 2009.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog are subject to termination, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the clients’ decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Generally, our contracts can be terminated upon thirty to sixty days notice by the client. We are typically entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.

COMPETITION

We compete with other biopharmaceutical services companies and other organizations that provide one or more of the services currently being offered by us. Some of the larger biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc. and Icon plc, offer services that compete directly with our services at many levels.

We believe that the synergies arising from integrating the products and services offered by our different business units, coupled with our global infrastructure (and resulting rapid access to diverse patient populations), technological expertise, and depth of expertise and experience differentiate us from our competitors. Although there are no guarantees that we will continue to do so, we believe that we compete favorably in all of our business areas and segments, as more fully described in the following:

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills, and capabilities. Our CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. The primary competitors for our CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., Kendle International Inc., and Icon plc.

CRS generally competes on the basis of:

•	a broad international presence with strategically located facilities;

•	the ability to organize and manage large-scale clinical trials on a global basis;

•	the ability to quickly recruit investigators and patients;

•	medical and scientific expertise in a specific therapeutic area;

•	quality of services;

•	breadth of services;

•	the ability to integrate information technology with systems to improve the efficiency of clinical research;

•	previous experience with a client or a specific therapeutic area;

•	the ability to manage large and complex medical databases;

•	the ability to provide statistical and regulatory services;

•	financial strength and stability; and

•	price.

We believe CRS’s key competitive strengths are its global footprint and related rapid access to diverse patient populations, therapeutic expertise, technological expertise and its experience in global drug development.

PCMS

Our PCMS segment competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, individual consultants, specialty medical communications services companies, large international advertising companies, and medical public relation firms.

We believe that we are different from our competitors in that no other company provides the unique fusion of scientific, regulatory and business expertise that our PCMS segment offers. We consider PCMS’s key competitive strengths to include a combination of deep expertise in early stage drug development, regulatory strategy and submissions, manufacturing compliance, business process optimization, reimbursement, and global marketing and communications strategies. We believe that this broad range of capabilities enables us to help our clients get the right product to market in an efficient and effective manner.

PERCEPTIVE

Our Perceptive business competes primarily with biopharmaceutical services companies, information technology companies, and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive’s key competitive strength is its combination of technological expertise and knowledge of clinical development. Additionally, the acquisition of ClinPhone greatly enhances the depth and breadth of our service offerings. Perceptive’s market position may be affected over time by competitors’ efforts to develop and market new information technology products and services.

INTELLECTUAL PROPERTY

Our trademark “PAREXEL,” is of material importance to us. This and other trademarks have been registered in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to have become generic.

EMPLOYEES

As of June 30, 2008, we had over 8,050 full-time equivalent employees. Approximately 30.6% of the employees are located in North America and approximately 69.4% are located throughout Europe, Asia/Pacific, Africa, and South America. We believe that our relations with our employees are good. On August 14, 2008, we completed the acquisition of ClinPhone, bringing our headcount to over 8,800 full-time equivalent employees.

The success of our business depends on our ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers in the U.S. and overseas for skilled personnel, particularly those with Ph.D., M.D., or equivalent degrees, is high. We believe that our name recognition and our multinational presence, which allows for international transfers, are an advantage in attracting employees. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.

GOVERNMENT REGULATIONS

We provide clinical trial and diverse consulting services to the pharmaceutical, biotechnology, and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials in the countries where we manage clinical trials on behalf of our clients can adversely affect us. We make no guarantees to our clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing programs.

Clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. We are obligated to comply with FDA requirements governing activities such as obtaining patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 CFR Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsors and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval or non-clearance of a product application submitted to the FDA.

The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies. The standard for the conduct of clinical research and development studies is embodied in GCP, which stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing, and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in compliance with GCP. The European Union (“EU”) established as of May 1, 2004 the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which PAREXEL operates. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. We have managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past ten years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and Canadian, EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.

REGULATION OF DRUGS AND BIOLOGICS

Before a new drug or biologic may be approved and marketed, the drug or biologic must undergo extensive testing and regulatory review in order to determine that the drug or biologic is safe and effective. It is not possible to estimate the time in which preclinical and Phases I, II and III studies will be completed with respect to a given product, although the time period may last many years. Using the U.S. regulatory environment as an example, the stages of this development process are generally as follows:

Preclinical Research (approximately 1 to 3.5 years) – In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.

Clinical Trials (approximately 3.5 to 6 years)

Phase I consists of basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers or stable patients, and includes studies to evaluate the metabolic and pharmacologic action of the product in humans, how the drug or biologic works, how it is affected by other drugs, how it is tolerated and absorbed, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

Phase II includes basic efficacy (effectiveness) and dose-range testing in a limited patient population (usually 100 to 200 patients) afflicted with a specific disease or condition for which the product is intended for use, further safety testing, evaluation of effectiveness, and determination of optimal dose levels, dose schedules, and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies can be commenced.

Phase III includes larger scale, multi-center, comparative clinical trials conducted with patients afflicted by a target disease, in order to provide enough data for a valid statistical test of safety and effectiveness required by the FDA and others, and to provide an adequate basis for product labeling. When results from Phase II or Phase III show special promise in the treatment of a serious or immediately life-threatening disease or condition for which existing therapeutic options are nonexistent, limited, or of minimal value, the FDA may allow the sponsor to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug Application (“TIND”) during Phase II, Phase III, or after all clinical trials have been completed. Although TINDs may enroll and collect a substantial amount of data from tens of thousands of patients, they are not granted in all cases.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

NDA or Biologic License Application (“BLA”) Preparation and Submission – Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA (in CTD format as of July 1, 2003), which today comprises, on average, roughly 100,000 pages.

FDA Review of NDA or BLA – The FDA carefully scrutinizes data from all phases of development (including a TIND) to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or “indication”) under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied. Even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not ultimately satisfied.

Post-Marketing Surveillance and Phase IV Studies – Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies (Phase IV) may be required by the FDA as a condition of the product’s approval to assess safety or verify clinical benefit or may be voluntarily undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life. Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA and other major regulatory agencies are now asking sponsor companies to prepare risk management plans for approved and marketed drugs and biologics, aimed at assessing areas of drug risk and plans for managing such risks should they materialize. The passage of the FDA Amendments Act of 2007 (“FDAAA”) has imposed additional requirements on sponsors to address drug safety, to conduct post-marketing studies required by the FDA and to submit clinical trial information, including clinical study results, of investigational and marketed drugs (as well as medical devices) to a databank maintained by the National Institutes of Health and accessible to the public on the Internet. This was done in order to increase the “public transparency” of clinical results.

REGULATION OF MEDICAL DEVICES

Unless a medical device is exempted from pre-market approval or clearance requirements, which are described below, FDA approval or clearance of the device is required before the product may be marketed in the United States. In order to obtain pre-market clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a pre-market notification, or 510(k), to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption (“IDE”) before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. The IDE approval process could also result in significant delays.

After submission of a pre-market notification containing, among other things, any data collected, the FDA may find the device substantially equivalent and the device may be marketed. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require approval of a pre-market approval application (“PMA”). If the FDA finds that a device is not substantially equivalent, the manufacturer may request that the FDA make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if the FDA determines that a Class III designation is appropriate, a PMA will be required before the device may be marketed.

The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from preclinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. There can be no assurance that review will result in timely or any PMA approval. There may also be significant conditions associated with the approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements. Even after approval, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

Laws protecting confidential medical information could impact the manner in which PAREXEL conducts certain components of our business. The Department of Health and Human Services administers and enforces privacy regulations (the “Privacy Rule”) under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations impose restrictions governing the disclosure of confidential medical information in the U.S.

The failure on the part of PAREXEL, our clients and/or the physician investigators from whom we receive confidential medical information to comply with the Privacy Rule could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities.

POTENTIAL LIABILITY AND INSURANCE

PAREXEL’s clinical research services focus on the testing of experimental drugs and devices on human volunteers pursuant to study protocols and in accordance with laws and regulations which govern clinical trials. Clinical research involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug or medical device. For example, In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company, during which six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident, as more fully discussed in Note 15 to the consolidated financial statements included in Item 8 of this annual report. PAREXEL does not provide healthcare services directly to patients. Rather, PAREXEL physicians or third party physician investigators are responsible for administering drugs and evaluating the study patients. Many of the patients enrolled in clinical trials are already seriously ill and are at risk of further illness or death.

We believe that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards (“IRBs”), the need to obtain each patient’s informed consent, and the oversight by applicable regulatory authorities. The FDA, the Medicines and Healthcare products Regulatory Agency in the U.K., and regulatory authorities in other countries require each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent ethics committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consents.

To reduce its potential liability, PAREXEL generally seeks to incorporate indemnity provisions into our contracts with clients to protect PAREXEL from any negligent acts by the study Sponsor and/or third party physician investigators. These indemnity provisions do not, however, protect PAREXEL against certain of our own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. PAREXEL could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

We currently maintain an errors and omissions professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to PAREXEL.

AVAILABLE INFORMATION

Our Internet website is http://www.parexel.com. We make available through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange. We make these reports available free of charge through our website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s Internet website at www.sec.gov.

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

The loss, modification, or delay of large or multiple contracts may negatively impact our financial performance.

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

Clients terminate or delay their contracts for a variety of reasons, including:

•	failure of products being tested to satisfy safety requirements;

•	failure of products being tested to satisfy efficacy criteria;

•	products having unexpected or undesired clinical results;

•	client cost reductions as a result of budgetary limit or changing priorities;

•	client decisions to forego a particular study, perhaps for economic reasons;

•	merger or potential merger related activities involving the client;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment;

•	clinical drug manufacturing problems resulting in shortages of the product;

•	product withdrawal following market launch; and

•	shut down of manufacturing facilities.

We face intense competition in many areas of our business; if we do not compete effectively, our business will be harmed.

The biopharmaceutical services industry is highly competitive and we face numerous competitors in many areas of our business. If we fail to compete effectively, we may lose clients, which would cause our business to suffer.

We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance, Inc., Pharmaceutical Product Development Inc., and Icon plc. In addition, our PCMS business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.

The fixed rate nature of our contracts could hurt our operating results.

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

If governmental regulation of the drug, medical device and biotechnology industry changes, the need for our services could decrease.

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical and biotechnology and medical device companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the FDA or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.

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

The United States, Europe and Japan have also collaborated for over 15 years on the International Conference on Harmonisation (“ICH”), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The ICH partners have agreed upon a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.

Parts of our PCMS business advise clients on how to satisfy regulatory standards for manufacturing and clinical processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing or clinical processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for our business in this area.

If we fail to comply with existing regulations, our reputation and operating results would be harmed.

Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval and the conduct of clinical trials. If we fail to comply with these governmental regulations, it could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.

We may lose business opportunities as a result of health care reform and the expansion of managed-care organizations.

Numerous governments, including the U.S. government, have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In recent years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs.

If these efforts are successful, drug, medical device and biotechnology companies may react by spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenue could decrease, possibly materially. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

In addition to health care reform proposals, the expansion of managed-care organizations in the health care market and managed-care organizations’ efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenue could decrease, possibly materially.

Because we depend on a small number of industries and clients for all of our business, the loss of business from a significant client could harm our business, revenue and financial condition.

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2008, 2007, and 2006, our five largest clients accounted for approximately 31%, 28%, and 25% of our consolidated service revenue, respectively. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.

If we do not keep pace with rapid technological changes, our products and services may become less competitive or obsolete, especially in our Perceptive business.

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

If our Perceptive business is unable to maintain continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions, its business will be harmed.

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

Although the computer and communications hardware used in our Perceptive business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Perceptive software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support the needs of our Perceptive customers, it could result in a loss of or a delay in revenue and market acceptance. Additionally, significant delays in the planned delivery of system enhancements or inadequate performance of the systems once they are completed could damage our reputation and harm our business.

If we cannot retain our highly qualified management and technical personnel, our business would be harmed.

We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and it would be difficult and expensive to find a qualified replacement with the level of specialized knowledge of our products and services and the biopharmaceutical services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by us or Mr. von Rickenbach upon notice to the other party.

In addition, in order to compete effectively, we must attract and maintain qualified sales, professional, scientific, and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We may not be successful in attracting or retaining key personnel.

If we are unable to attract suitable willing investigators and volunteers for our clinical trials, our clinical development business might suffer.

The clinical research studies we run in our CRS segment rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

We may have substantial exposure to payment of personal injury claims and may not have adequate insurance to cover such claims.

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

In order to mitigate the risk of liability, we seek to include indemnity provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnity provisions in all of our contracts. In addition, even if we are able to include an indemnity provision in our contracts, the indemnity provisions may not cover our exposure if:

•	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity agreement; or

•	a client failed to indemnify us in accordance with the terms of an indemnity agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.

In addition, contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct.

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

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery of our legal fees and costs from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 65.5% and 64.0% of total consolidated service revenue for the twelve months ended June 30, 2008 and 2007, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 53.5% and 55.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 7.4% and 5.4% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our revenue and earnings are exposed to exchange rate fluctuations.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the twelve months ended June 30, 2008 was positively impacted by approximately $51.7 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the twelve months ended June 30, 2008 and 2007, 14.9% and 16.0% of consolidated service revenue was denominated in pounds sterling, respectively. Euro denominated revenues were approximately 27.1% and 28.9% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $26.9 million for the fiscal quarter ended June 30, 2008, and $22.7 million, $20.5, and $16.5 million for three preceding quarters. Factors that cause these variations include:

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

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of August 27, 2008, we had approximately $270 million principal amount of debt outstanding and remaining borrowing availability of approximately $45 million under our revolving line of credit (subject to certain increases as provided in the facility agreement). We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital and capital expenditures, and for other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Under the terms of the credit facility we entered into in June 2008, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. Some of our other smaller credit facilities also bear interest at floating rates. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change.

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments. The covenants under our existing debt instruments limit our ability to obtain additional debt financing.

In addition, the terms of the credit facility we entered into in June 2008 provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable. As of August 27, 2008, we had approximately $270 million principal amount of debt outstanding under this facility.

Our effective income tax rate may fluctuate from quarter-to-quarter, which may affect our earnings and earnings per share.

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

Our results of operations will be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of June 30, 2008, our total assets included $182 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

Our business has experienced substantial expansion in the past and such expansion and any future expansion could strain our resources if not properly managed.

We have expanded our business substantially in the past. For example, in August 2008, we completed the acquisition of ClinPhone, a leading clinical technology organization, for a purchase price of approximately $192 million, comprised of $172 million for the stock of ClinPhone and $20 million as repayment to ClinPhone’s existing debt. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

We may make acquisitions in the future, which may lead to disruptions to our ongoing business.

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

Our corporate governance structure, including provisions of our articles of organization, by-laws, shareholder rights plan, as well as Massachusetts law, may delay or prevent a change in control or management that stockholders may consider desirable.

Provisions of our articles of organization, by-laws and our shareholder rights plan, as well as provisions of Massachusetts law, may enable our management to resist acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:

•	we have divided our board of directors into three classes that serve staggered three-year terms;

•

we are subject to Section 8.06 of the Massachusetts Business Corporation Law, which provides that directors may only be removed by stockholders for cause, vacancies in our board of directors may only be filled by a vote of our board of directors, and the number of directors may be fixed only by our board of directors;

•	we are subject to Chapter 110F of the Massachusetts General Laws, which may limit the ability of some interested stockholders to engage in business combinations with us;

•	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings; and

•	our shareholder rights plan would cause a proposed acquirer of 20% or more of our outstanding shares of common stock to suffer significant dilution.

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

Our stock price has been and may in the future be volatile, which could lead to losses by investors.

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 12, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $33.18. During the period from July 1, 2006 to June 30, 2008, our common stock traded at split adjusted prices ranging from a high of $29.76 per share to a low of $13.38 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2008, PAREXEL occupied approximately 1,617,000 square feet of building space in 63 locations in 38 countries. Except for 26,600 square feet of building space in Poitiers, France, we do not own any properties, but utilize space under various leases that expire between 2008 and 2022. Total square feet by region is summarized below:

Region	Square Feet
Asia/Pacific	196,000
Europe, Middle East & Africa	882,000
The Americas	539,000

Total	1,617,000

Our largest facilities are located in (i) the United States, where we occupy approximately 500,000 square feet (ii) Germany, where we occupy approximately 376,000 square feet, (iii) the United Kingdom, where we occupy approximately 164,000 square feet, (iv) South Africa, where we occupy approximately 121,000 square feet, and (v) India where we occupy approximately 68,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	85,000	CRS, PII and Corporate	2009 - 2019
Lowell, MA	108,000	All Business Segments and General & Administrative	2011
Uxbridge, UK	87,000	CRS, PCMS and General & Administrative	2022
Berlin, Germany	308,000	All Business Segments and General & Administrative	2016

The following table indicates the approximate square footage of property attributable to each of our operating segments:

Segment	Total Square Feet
CRS	794,000
PCMS	326,000
Perceptive	182,000
General and Administrative	315,000

Total	1,617,000

We believe that our facilities are adequate for our operations and that additional space will be available at satisfactory terms, if needed.

ITEM 3.	LEGAL PROCEEDINGS

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to its business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

PAREXEL’s common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2008 and 2007, respectively, on the Nasdaq Global Select Market. On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

	2008		2007
	High	Low	High	Low
First Quarter	$22.72	$19.21	$18.84	$13.38
Second Quarter	$26.05	$20.63	$17.76	$13.67
Third Quarter	$29.75	$23.62	$18.05	$14.00
Fourth Quarter	$27.65	$22.18	$21.30	$17.81

As of August 18, 2008 there were approximately 63 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.

DIVIDENDS

PAREXEL has never declared or paid any cash dividends on our capital stock nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.

Under the terms of the 2008 Credit Facility, which is described in “Lines of Credit” in Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (i) PAREXEL may declare and pay dividends solely in additional shares of our common stock or in accordance with stock option plans or other benefit plans for management or employees of PAREXEL or our subsidiaries and (ii) our subsidiaries may declare and pay dividends ratably with respect to their capital stock. In addition, we only may repurchase stock during any fiscal year in an aggregate amount that does not exceed 30% of the consolidated net income (excluding extraordinary gains and extraordinary non-cash losses) for the preceding fiscal year.

COMPANY STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent PAREXEL specifically incorporates it by reference.

Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2003 through June 30, 2008, with the cumulative total return of the Nasdaq U.S. Stock Index and the Nasdaq Health Services Index over the same period. The comparison assumes $100 was invested on June 30, 2003 in PAREXEL’s common stock, in the Nasdaq U.S. Stock Index, and in the Nasdaq Health Services Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2003	2004	2005	2006	2007	2008
PAREXEL International Stock	$100.00	$141.83	$141.98	$206.73	$301.29	$376.93
Nasdaq U.S. Stock Index	$100.00	$126.04	$127.42	$135.49	$161.51	$141.25
Nasdaq Health Services Index	$100.00	$148.48	$187.64	$215.23	$252.39	$231.57

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2008 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the years ended June 30, (in thousands, except per share data and number of employees)
	2008 (1)	2007	2006 (2)	2005 (3)	2004 (4)
OPERATIONS
Service revenue	$964,283	$741,955	$614,947	$544,726	$540,983
Income (loss) from operations	$86,666	$57,566	$39,855	$(276)	$18,373
Net income (loss)	$64,640	$37,289	$23,544	$(35,177)	$13,791
Basic earnings (loss) per share	$1.16	$0.68	$0.44	$(0.67)	$0.27
Diluted earnings (loss) per share	$1.12	$0.66	$0.44	$(0.67)	$0.26

FINANCIAL POSITION
Cash and cash equivalents	$51,918	$96,677	$92,749	$88,622	$95,607
Working capital	$146,535	$118,746	$131,552	$120,301	$145,408
Total assets	$948,071	$680,013	$538,633	$475,736	$502,996
Short-term debt	$66,474	$30,463	$498	—	—
Long-term debt	$3,465	$277	$705	$1,115	$471
Stockholders’ equity	$428,091	$316,616	$248,763	$205,571	$246,760

OTHER DATA
Purchases of property and equipment	$67,067	$40,855	$29,763	$31,814	$27,823
Depreciation and amortization	$37,686	$30,855	$26,035	$29,618	$25,762
Number of employees	8,050	6,485	5,600	5,140	4,875
Weighted average shares used in computing:
Basic earnings per share	55,896	54,633	53,113	52,130	52,020
Diluted earnings per share	57,461	56,216	54,026	52,130	53,590

(1)	Income from operations for the year ended June 30, 2008 reflects a $0.9 million benefit from changes in restructuring charges related to facilities and severance expenses. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.
(2)	Income from operations for the year ended June 30, 2006 reflects $1.6 million of compensation expense in conjunction with the acquisition of the Perceptive minority interest as discussed in Note 3 to the consolidated financial statements included in Item 8 of this annual report. Additionally, we recorded a $2.6 million reduction to the existing restructuring reserve as a result of the execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during Fiscal Year 2006 in association with the fourth quarter Fiscal Year 2005 restructuring plan. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.
(3)	Loss from operations for the year ended June 30, 2005 reflects $24.3 million in restructuring charges recorded in the quarter ended June 30, 2005, consisting of $4.3 million for severance expense associated with the elimination of 123 managerial and staff positions and $20.5 million related to eleven newly-abandoned leased facilities (or newly abandoned sections of previously partially abandoned facilities), partially offset by $0.5 million related to changes in assumptions for leased facilities which were abandoned in June 2001 and in March 2004. Additionally, we recorded in Fiscal Year 2005 $2.7 million of impairment charges associated with abandoned leased facilities and other fixed assets, and $0.5 million related to other special charges. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.
(4)	Income from operations for the year ended June 30, 2004 reflects $10.8 million in restructuring charges recorded in the quarter ended March 31, 2004, consisting of $3.9 million for severance expense associated with the elimination of 157 managerial and staff positions, $5.6 million related to seven newly-abandoned leased facilities, and $1.3 million related to changes in assumptions for leased facilities, which were abandoned in June 2001. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for further detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. PAREXEL’s product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

We are managed through three business segments: CRS, PCMS and Perceptive.

•

CRS constitutes our core business and includes all phases of clinical research from first-in-man through post-marketing studies including clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process and management consulting; PCMS also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

We conduct a significant portion of our operations in foreign countries. Approximately 65.5% and 64.0% of our consolidated service revenue for the fiscal years ended June 30, 2008 and 2007, respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the Fiscal Year 2008, 14.9% of total consolidated service revenue was denominated in pounds sterling and approximately 27.1% of total consolidated service revenue was denominated in Euros. For the Fiscal Year 2007, 16.0% of total consolidated service revenue was denominated in pounds sterling and approximately 28.9% of total consolidated service revenue was denominated in Euros. As a result of the weakening U.S. dollar against the pound sterling and the Euro in Fiscal Year 2008, our revenues and costs increased in Fiscal Year 2008 as compared with the amounts in Fiscal Year 2007, translated using the Fiscal Year 2007 foreign currency exchange rates.

Approximately 90% of our contracts are fixed rate, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is generally recognized as work is performed. As a result, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

Generally, our clients can terminate their contracts with us upon thirty to sixty days notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.

ACQUISITIONS

Acquisitions are an important component of our business strategy. We account for acquisitions using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Since June 30, 2005, we have completed the following acquisitions:

ClinPhone

Subsequent to the end of Fiscal Year 2008 (in August 2008), we completed the acquisition of ClinPhone, one of the world’s leading clinical technology organizations for approximately $192 million, comprised of $172 million for the stock of ClinPhone and $20 million as repayment of ClinPhone’s existing debt. We believe that the acquisition of ClinPhone will advance PAREXEL’s position as a clinical technology leader. Biopharmaceutical companies have increasingly demanded technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the combination of complementary capabilities of PAREXEL and ClinPhone will enable us to provide clients with a more comprehensive suite of clinical information technologies.

APEX

In September 2007, we acquired a majority of the outstanding shares of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”) and completed the acquisition of all of the outstanding shares of APEX in November 2007 for a total of approximately $55.3 million. The acquisition strengthened our global capabilities, providing clients with a wider range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.

BMR/CCT

In November 2006, we acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”). Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. In connection with the transaction, PAREXEL entered into a long-term management agreement with CCT. At the time, the acquisition expanded PAREXEL’s global Clinical Pharmacology capacity to over 450 beds. It also brought new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to our existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.

Synchron

In June 2006, we entered into a joint venture arrangement with Synchron Research Services Private Limited, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. We acquired a majority equity interest of 75.0% in the newly-formed entity. In addition, the Company paid approximately $2.4 million for a minority interest in Synchron’s Phase I business. In Fiscal Year 2008, we increased our investment in this business to 31% for approximately $5.0 million.

Perceptive

In August 2005, we acquired all of the equity interests held by minority stockholders of Perceptive and now own all of the outstanding capital stock of Perceptive. Under the terms of the acquisition, we paid an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Prior to the acquisition, PAREXEL owned 97.8% of the outstanding common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved or the susceptibility of such matter to change and if the impact of the estimate or assumption on financial condition or operating performance is material. We believe that the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results:

REVENUE RECOGNITION

Service revenue on fixed-price contracts is recognized as services are performed. We measure progress for fixed-price contracts using the concept of proportional performance based upon a unit-based output method. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Historically, there have not been any significant variations between contract estimates provided to clients and the actual cost incurred that were not recovered from clients.

The majority of our revenue arrangements include multiple deliverables and are divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value and whether there is objective and reliable evidence of fair value of the undelivered items. In addition, we allocate the consideration among separate units of accounting based on their fair values, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We determine “fair value” of undelivered items based upon our historic selling prices. Changes to the elements in an arrangement and the ability to establish objective evidence of fair value for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

BILLED ACCOUNTS RECEIVABLE, UNBILLED ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. In the event that we are unable to collect portions of our outstanding billed or unbilled receivables, there may be a material impact to our consolidated results of operations and financial position.

INCOME TAXES

PAREXEL’s global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which we operate, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective tax rate.

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

Interim tax provision calculations are prepared during the year based on estimates. Differences between these interim estimates and the final results for the year could materially impact our effective tax rate and our consolidated results of operations and financial position. We are required under Financial Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” to exclude from our quarterly worldwide effective income tax rate calculation losses in jurisdictions where no tax benefit can be recognized. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

We are subject to ongoing audits by federal, state and foreign tax authorities that may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is based on judgment. We believe we have adequately provided for any uncertain tax positions in accordance with FIN 48. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there have been no required adjustments to the carrying value of goodwill at any of our reporting units. Any future impairment of goodwill could have a material impact to our financial position or our results of operations.

RESULTS OF OPERATIONS

QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2008 and 2007:

in thousands, except per share data	For the year ended June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$208,125	$238,653	$245,336	$272,169	$964,283
Gross profit	72,063	81,662	84,073	97,086	334,884
Income from operations	16,528	20,482	22,721	26,935	86,666
Net income	13,885	11,531	14,186	25,038	64,640
Diluted earnings per share	$0.24	$0.20	$0.25	$0.43	$1.12

in thousands, except per share data	For the year ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$165,057	$180,474	$191,215	$205,209	$741,955
Gross profit	56,569	60,844	66,927	73,728	258,068
Income from operations	11,321	13,867	15,475	16,903	57,566
Net income	6,977	9,080	10,797	10,435	37,289
Diluted earnings per share	$0.12	$0.16	$0.19	$0.18	$0.66

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2008, 2007, and 2006 were as follows:

(in thousands)	Twelve Months Ended June 30		Increase (Decrease)%
	2008	2007
Service revenue
Clinical Research Services	$745,641	$548,838	$196,803	35.9%
PAREXEL Consulting and MedCom Services	129,804	120,636	9,168	7.6%
Perceptive Informatics, Inc.	88,838	72,481	16,357	22.6%

Total service revenue	$964,283	$741,955	$222,328	30.0%

Direct costs
Clinical Research Services	$493,879	$358,555	$135,324	37.7%
PAREXEL Consulting and MedCom Services	85,930	84,475	1,455	1.7%
Perceptive Informatics, Inc.	49,590	40,857	8,733	21.4%

Total direct costs	$629,399	$483,887	$145,512	30.1%

Gross profit
Clinical Research Services	$251,762	$190,283	$61,479	32.3%
PAREXEL Consulting and MedCom Services	43,874	36,161	7,713	21.3%
Perceptive Informatics, Inc.	39,248	31,624	7,624	24.1%

Total gross profit	$334,884	$258,068	$76,816	29.8%

(in thousands)	Twelve Months Ended June 30		Increase (Decrease)%
	2007	2006
Service revenue
Clinical Research Services	$548,838	$442,512	$106,326	24.0%
PAREXEL Consulting and MedCom Services	120,636	117,129	3,507	3.0%
Perceptive Informatics, Inc.	72,481	55,306	17,175	31.1%

Total service revenue	$741,955	$614,947	$127,008	20.7%

Direct costs
Clinical Research Services	$358,555	$291,281	$67,274	23.1%
PAREXEL Consulting and MedCom Services	84,475	79,680	4,795	6.0%
Perceptive Informatics, Inc.	40,857	32,521	8,336	25.6%

Total direct costs	$483,887	$403,482	$80,405	19.9%

Gross profit
Clinical Research Services	$190,283	$151,231	$39,052	25.8%
PAREXEL Consulting and MedCom Services	36,161	37,449	(1,288)	-3.4%
Perceptive Informatics, Inc.	31,624	22,785	8,839	38.8%

Total gross profit	$258,068	$211,465	$46,603	22.0%

FISCAL YEAR ENDED JUNE 30, 2008 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2007

For Fiscal Year 2008, we had net income of $64.6 million. This represents a growth of $27.3 million from net income of $37.3 million for Fiscal Year 2007, due primarily to factors described in the following paragraphs. On a fully diluted basis, earnings per share increased to $1.12 for Fiscal Year 2008 from $0.66 for Fiscal Year 2007.

Revenues

Service revenue increased by $222.3 million, or 30.0%, to $964.3 million for the fiscal year ended June 30, 2008 from $742.0 million for the fiscal year ended June 30, 2007. On a geographic basis, service revenue for Fiscal Year 2008 was distributed as follows: the Americas - $377.9 million (39.2%); Europe, Middle East & Africa - $515.4 million (53.5%); and Asia/Pacific - $71.0 million (7.4%). For Fiscal Year 2007, service revenue was distributed as follows: the Americas - $290.7 million (39.2%); Europe, Middle East & Africa - $411.5 million (55.5%); and Asia/Pacific - $39.8 million (5.4%).

On a segment basis, CRS service revenue increased by $196.8 million, or 35.9%, to $745.6 million in Fiscal Year 2008 from $548.8 million in Fiscal Year 2007. Of the total $196.8 million increase, approximately $45.4 million was attributable to the positive impact of foreign currency fluctuations, $37.5 million was related to the APEX and BMR/CCT acquisitions, and the remaining $113.9 million was driven by strength in all phases of the business due to substantially higher demand for outsourcing services by biopharma companies and the ongoing success of our global strategy. PCMS service revenue increased by $9.2 million, or 7.6%, to $129.8 million in Fiscal Year 2008 from $120.6 million in Fiscal Year 2007. Of the total $9.2 million increase, approximately $4.1 million was related to the positive impact of foreign currency fluctuations and $5.1 million was primarily attributable to growth in PAREXEL Consulting driven by the strong reputation of this operating unit. Perceptive service revenue increased by $16.4 million, or 22.6%, to $88.8 million for Fiscal Year 2008 from $72.5 million for Fiscal Year 2007. Of the total $16.4 million increase, approximately $2.2 million was related to the positive impact of foreign currency fluctuations and $14.2 million was driven by strength in all operating units which can be attributed to strong industry demand and the success of our technology strategy.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $145.5 million, or 30.1%, to $629.4 million for Fiscal Year 2008 from $483.9 million for Fiscal Year 2007. As a percentage of total service revenue, direct costs increased to 65.3% from 65.2% for Fiscal Years 2008 and 2007, respectively. On a segment basis, CRS direct costs increased by $135.3 million, or 37.7%, to $493.9 million for Fiscal Year 2008 from $358.6 million for Fiscal Year 2007. Of the total $135.3 million increase, approximately $18.0 million was attributable to foreign currency fluctuations, with the remaining $117.3 million primarily due to increased hiring and training costs to support significant increases in backlog and business activity, as well as APEX-related costs (including costs of integration) and costs associated with a major productivity and efficiency initiative. As a percentage of service revenue, CRS direct costs increased to 66.2% for Fiscal Year 2008 from 65.3% for Fiscal Year 2007. PCMS direct costs remained relatively flat at $85.9 million in Fiscal Year 2008 from $84.5 million in Fiscal Year 2007. Of the total $1.4 million increase, $3.2 million was attributable to foreign currency fluctuations partially offset by $1.8 million in lower costs, primarily resulting from the divestiture of certain inefficient operations, improved productivity and efficiency, and the favorable impact of past restructuring activities. As a percentage of service revenue, PCMS direct costs decreased to 66.2% for Fiscal Year 2008 from 70.0% for Fiscal Year 2007. Perceptive direct costs increased by $8.7 million, or 21.4%, to $49.6 million in Fiscal Year 2008 from $40.9 million in Fiscal Year 2007. The year-over-year increase in Perceptive direct costs was due principally to higher labor costs incurred to support increased business activity levels. As a percentage of service revenue, Perceptive direct costs decreased to 55.8% in Fiscal Year 2008 from 56.4% in Fiscal Year 2007 primarily due to robust revenue growth and ongoing productivity and efficiency improvements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $41.7 million, or 24.6%, to $211.4 million in Fiscal Year 2008 from $169.7 million in Fiscal Year 2007. Of the total $41.7 million increase, $13.2 million was attributable to foreign exchange fluctuations, $5.2 million to incremental expenses from the APEX and BMR/CCT acquisitions, $13.2 million to increased personnel costs in information technology, finance, and selling and promotions, and $10.1 million was related to other sources, mainly facilities. As a percentage of service revenue, SG&A decreased to 21.9% in Fiscal Year 2008 from 22.9% in Fiscal Year 2007.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $6.8 million, or 22.1%, to $37.7 million in Fiscal Year 2008 from $30.9 million for Fiscal Year 2007, partly due to incremental D&A expense associated with the APEX acquisition. As a percentage of service revenue, D&A declined slightly to 3.9% from 4.2% for Fiscal Years 2008 and 2007, respectively.

Other Income and Expense

Other income (loss) decreased by $3.1 million to a loss of $1.1 million in Fiscal Year 2008 from income of $2.0 million for Fiscal Year 2007. This was due primarily to a $12.0 million increase in interest expense as a result of increased borrowings and interest expense related to our cash pooling arrangements and a $2.0 million increase in losses attributable to foreign currency rate movements; offset by a $9.3 million increase in interest income, attributable to increased invested cash under our cash pooling arrangements, and a $1.6 million increase in other miscellaneous income, due primarily to the gains on the disposal of Barnett Educational Services and a bioanalytical laboratory in Poitiers, France.

Taxes

We had an effective income tax rate of 23.4% for fiscal year 2008 and 37.4% for fiscal year 2007. This decrease was primarily attributable to a $4.0 million benefit, related in part to a reduction in German tax rates, and an $11.1 million reversal of certain U.S. tax valuation reserves, which were partly offset by a $2.4 million adjustment to the Netherlands tax reserves.

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2006

For Fiscal Year 2007, we had net income of $37.3 million. This represents a growth of $13.8 million from net income of $23.5 million for Fiscal Year 2006, due primarily to factors described in the following paragraphs. On a fully diluted basis, earnings per share increased to $0.66 for Fiscal Year 2007 from $0.44 for Fiscal Year 2006.

Revenues

Service revenue increased by $127.0 million, or 20.7%, to $742.0 million for the fiscal year ended June 30, 2007 from $614.9 million for the fiscal year ended June 30, 2006. As a result of year-over-year foreign currency fluctuations, service revenue was favorably impacted by approximately $21.6 million. On a geographic basis, service revenue for the fiscal year ended June 30, 2007 was distributed as follows: the Americas - $290.7 million (39.2%); Europe, Middle East & Africa - $411.5 million (55.5%); and Asia/Pacific - $39.8 million (5.4%). Service revenue for the fiscal year ended June 30, 2006 was distributed as follows: the Americas - $236.7 million (38.5%); Europe, Middle East & Africa - $352.3 million (57.3%); and Asia/Pacific - $25.9 million (4.2%).

On a segment basis, CRS service revenue increased by $106.3 million, or 24.0%, to $548.8 million for the fiscal year ended June 30, 2007 from $442.5 million in Fiscal Year 2006. Of the total $106.3 million increase, $21.3 was related to incremental business from the BMR/CCT acquisition completed in November 2006 and $17.7 million was attributable to foreign currency fluctuations. The remaining $67.3 million increase was the result of business growth across all phases of the business. PCMS service revenue increased by $3.5 million, or 3.0%, to $120.6 million in Fiscal Year 2007 from $117.1 million in Fiscal Year 2006. Of the total $3.5 million increase, approximately $1.9 million was attributable to foreign currency fluctuations and $8.4 million was the result of strong performance in the consulting business. These increases were partly offset by a $6.8 million decrease in revenue caused by weakness in the MedCom business. Perceptive service revenue increased by $17.2 million, or 31.1%, to $72.5 million in Fiscal Year 2007 from $55.3 million in Fiscal Year 2006. Of the total $17.2 million increase, approximately $2.0 million resulted from foreign currency fluctuations, with the remaining $15.2 million increase attributed to strong business growth across all business lines, most notably in the medical imaging business.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. It does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $80.4 million, or 19.9%, to $483.9 million in Fiscal Year 2007 from $403.5 million in Fiscal Year 2006. As a result of year-over-year foreign currency fluctuations, direct costs were unfavorably impacted by approximately $15.8 million. On a segment basis, CRS direct costs increased by $66.3 million, or 22.7%, to $358.6 million in Fiscal Year 2007 from $292.2 million in Fiscal Year 2006. Of the total $66.3 million increase, approximately $13.3 was attributable to foreign currency fluctuations, with the remaining $53.0 million primarily due to higher labor and related costs incurred to support the higher revenue levels. As a percentage of service revenue, CRS direct costs decreased by 0.7 point to 65.3% in Fiscal Year 2007 from 66.0% in Fiscal Year 2006. PCMS direct costs increased by $2.9 million, or 3.6%, to $84.5 million in Fiscal Year 2007 from $81.5 million in Fiscal Year 2006. Of the total $2.9 million increase, approximately $1.6 million was attributable to foreign currency fluctuations, with the remaining $1.3 million primarily due to higher labor costs incurred to support a higher volume of business. As a percentage of service revenue, PCMS direct costs for the year ended June 30, 2007 increased by 0.4 points to 70.0% in Fiscal Year 2007 from 69.6% in Fiscal Year 2006, as a result of lower productivity levels and $1.1 million in severance costs. Perceptive direct costs increased by $8.4 million, or 25.8%, to $40.9 million in Fiscal Year 2007 from $32.5 million in Fiscal Year 2006. Of the total $8.4 million increase, approximately $1.1 million was attributed to foreign currency fluctuations, with the remaining $7.3 million primarily due to higher labor costs associated with increased staffing to support business growth. As a percentage of service revenue, Perceptive’s direct costs for the year ended June 30, 2007 decreased by 2.3 points to 56.4% in Fiscal Year 2007 from 58.7% in Fiscal Year 2006 primarily due to improvements in productivity, a more favorable revenue mix, and no current year counterpart to recording compensation expense in conjunction with the buyback of the minority interest in Perceptive in the first quarter of Fiscal Year 2006.

Selling, General and Administrative

SG&A expenses increased by $23.3 million, or 15.9%, to $169.7 million in Fiscal Year 2007 from $146.4 million in Fiscal Year 2006. Of the total $23.3 million increase, $3.3 million was attributable to incremental expenses associated with the BMR/CCT acquisition completed in November 2006, $4.4 million to an increase in selling and promotions costs, $3.3 million to increased research and development spending, and $5.2 million related to foreign exchange fluctuations, with the remaining $7.1 million primarily due to the investments made in information systems, higher facilities costs, and increased bonus accruals. As a percentage of service revenue, SG&A decreased by 0.9 points to 22.9% in Fiscal Year 2007 from 23.8% in Fiscal Year 2006.

Depreciation and Amortization

D&A expenses increased by $4.8 million, or 18.5%, to $30.8 million in Fiscal Year 2007 from $26.0 million in Fiscal Year 2006, partly due to incremental amortization expense associated with the BMR/CCT acquisition completed in November 2006 and foreign currency fluctuations. As a percentage of service revenue, D&A remained at 4.2% in both Fiscal Years 2007 and 2006.

Other Income and Expense

Total other income remained relatively flat at $2.0 million in Fiscal Year 2007 and $1.9 million in Fiscal Year 2006.

Taxes

We had effective tax rates of 37.4% and 46.3% for the fiscal years ended June 30, 2007 and 2006, respectively. The reduction in the tax rate was primarily attributable to realized profitability improvements in the U.S. and other previously underperforming jurisdictions as well as favorable resolution of several tax audit matters in The Netherlands resulting in the recognition of tax benefits related to prior years. We had also recorded a higher level of tax reserves in Fiscal Year 2006 related to on-going reviews by taxing authorities.

Our tax rate is a function of the relative levels of profitability in the various taxing jurisdictions in which we do business. Any future changes in the mix of taxable income in the different jurisdictions in which we operate could materially impact our effective tax rate and its consolidated results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2008, we had cash and cash equivalents of approximately $51.9 million.

DAYS SALES OUTSTANDING

PAREXEL’s operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 63 days and 49 days at June 30, 2008 and June 30, 2007, respectively. The increase in DSO was primarily due to the substantial increase in unbilled receivables related to the timing of contract milestones, without a corresponding increase in deferred revenue, and increased payment terms in many of our contracts from 30 to 45 days. Accounts receivable, net of provision for losses on receivables, totaled $475.8 million ($253.2 million in billed accounts receivable and $222.6 million in unbilled accounts receivable) at June 30, 2008 and $325.0 million ($189.8 million in billed accounts receivable and $135.2 million in unbilled accounts receivable) at June 30, 2007. Deferred revenue was $213.1 million at June 30, 2008 and $170.7 million at June 30, 2007. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for Fiscal Year 2008 totaled $15.7 million and was generated by net income of $64.6 million, non-cash charges for depreciation and amortization expense in the amount of $37.7 million, an increase in long-term tax liabilities of $45.5 million, increases in accounts payable and other liabilities of $6.5 million, and $5.2 million related to non-cash charges for stock-based compensation. These sources of cash were offset by an $88.4 million increase in accounts receivable (net of provision for losses on receivables and deferred revenue), a $25.7 million decrease in long-term income taxes receivable, $17.5 million from an increase in other assets, a $10.0 million increase in deferred taxes, and $2.2 million from other sources. The changes in tax assets and liabilities were due primarily to the adoption of FIN 48 (see Note 14 to the consolidated financial statements).

Net cash used in investing activities for Fiscal Year 2008 totaled $121.3 million and consisted of $55.4 million used for acquisitions and $67.1 million related to purchases of property and equipment (primarily computer software and hardware, and leasehold improvements), offset by $1.2 million in net proceeds from the sale of assets. Our increase in capital expenditures was due to our growth both in personnel and in geographical reach.

Net cash provided by financing activities for Fiscal Year 2008 totaled $51.1 million, and consisted of $38.5 million in borrowings under lines of credit and other arrangements, net of repayments, and $12.6 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans.

Net cash provided by operating activities for Fiscal Year 2007 totaled $69.2 million and was generated from net income of $37.3 million, $30.9 million related to non-cash charges for depreciation and amortization expense, $15.3 million from increased liabilities, $5.0 million from higher deferred income taxes, and $4.3 million related to non-cash charges for stock-based compensation, offset by $13.5 million from increased prepaid expenses, current assets and other assets; a $6.4 million decrease in accounts payable; and $3.7 million from increased accounts receivable (net of provision for losses on receivables and deferred revenue).

Net cash used in investing activities for Fiscal Year 2007 totaled $101.3 million and consisted of $70.7 million used for acquisitions and $40.9 million related to purchases of property and equipment (primarily computer software and hardware, leasehold improvements and analytical equipment), offset by $10.0 million of net proceeds from the sale of marketable securities and $0.3 million in proceeds from sale of assets.

Net cash provided by financing activities for Fiscal Year 2007 totaled $39.7 million, and consisted of $65.0 million in borrowings under lines of credit and $10.2 million in proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans, offset by $35.5 million used in repayments under lines of credit and capital lease obligations.

LINES OF CREDIT

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. The principal amount of up to $150 million is made available through a term loan and the principal amount of up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. PAREXEL may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided.

Pursuant to the terms of the 2008 Credit Facility, we are permitted to borrow funds from the Lenders up to the Loan Amount. The 2008 Credit Facility was intended to provide funds for acquisitions, including the acquisition of ClinPhone described above, to repay outstanding amounts under PAREXEL’s existing loan arrangements and to refinance certain indebtedness of ClinPhone, for stock repurchases and for other general corporate purposes of PAREXEL and our subsidiaries. As of June 30, 2008, there were no borrowings under the 2008 Credit Facility.

On August 14, 2008, we drew down approximately $78 million via the revolving credit facility available under the 2008 Credit Facility. This borrowing was our first drawdown under the 2008 Credit Facility, and the funds were used to repay all of our loans under the Amended and Restated Credit Agreement dated as of September 18, 2007, as amended, among the Company and the other parties thereto (the “2007 Credit Facility”), and to terminate all of our commitments thereunder. The proceeds of this borrowing were also used to pay certain fees and out-of-pocket expenses to the Lenders under the 2008 Credit Facility. On August 26, 2008, we drew down an additional amount of approximately $192 million under the 2008 Credit Facility in connection with the closing of the ClinPhone acquisition, pursuant to which we acquired all the issued shares of ClinPhone for approximately $172 million. The proceeds of the borrowing were also used to repay certain indebtedness of ClinPhone owed to HSBC Bank.

As of August 27, 2008, we had approximately $270 million in principal amount of debt outstanding under the 2008 Credit Facility, including the entire available principal amount of $150 million under the term loan, and $120 million of principal borrowed under the revolving credit facility. We have remaining borrowing availability of approximately $45 million under the revolving credit facility.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on either prime (or, if higher, the federal funds rate plus 50 basis points) (the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .750%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 13, 2013. Repayment of principal borrowed under the term loan facility is payable as follows:

•	5% of principal borrowed must be repaid by June 30, 2009;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2009 to June 30, 2010;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2010 to June 30, 2011;

•	25% of principal borrowed must be repaid during the one-year period from July 1, 2011 to June 30, 2012; and

•	30% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 13, 2013.

All payments of principal made during each annual period described above are required to be made in equal quarterly installments, starting on September 30, 2008 and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowing under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by PAREXEL for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

Our obligations under the 2008 Credit Facility may be accelerated upon the occurrence of an event of default under 2008 Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. Our obligations under the 2008 Credit Facility are guaranteed by certain of our U.S. domestic subsidiaries, and we have guaranteed any obligations of any co-borrowers under the 2008 Credit Facility.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates.

In connection with 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

On July 10, 2008, the Company and the lenders amended the 2008 Credit Facility (1) to clarify the provisions regarding assignment of the facility and (2) to provide PAREXEL with the ability to make specific permitted investments of up to $30 million.

The Company determined on June 20, 2008 that it may have been in default under the 2007 Credit Facility for breaching the capital expenditure covenant of the 2007 Credit Facility. On June 27, 2008, the lenders waived any such default that may have existed under the 2007 Credit Facility. If the default had not been waived or cured prior to the completion date of the ClinPhone acquisition, (1) the Lenders would not have been obligated to fund the acquisition, (2) the financial advisor to PAREXEL in connection with the acquisition would have been obligated to finance the acquisition, following which PAREXEL would have had an obligation to reimburse the financial advisor in the amount of approximately $200 million, and (3) a default may have been triggered under the 2007 Credit Facility, creating an obligation on the PAREXEL’s part to pay approximately $65 million, the amount then due under the 2007 Credit Facility, including certain related fees and administrative expenses.

In addition, on August 7, 2008, we became aware that as of June 27, 2008 we had been in default under the 2008 Credit Facility as a result of incurring indebtedness under the 2007 Credit Facility which was prohibited under the 2008 Credit Facility. We and the parties to the 2008 Credit Facility entered into a waiver and amendment to the 2008 Credit Facility on August 11, 2008 to waive any default that may have existed as a result and to amend the 2008 Credit Facility to increase the maximum borrowing capacity under the 2007 Credit Facility, which facility has since been terminated as described above.

2007 Credit Facility

As described above, funds borrowed pursuant to the 2008 Credit Facility were used to repay all of our loans under the 2007 Credit Facility and to terminate all of our commitments thereunder. The balance outstanding under the 2007 Credit Facility was $66 million at June 30, 2008 and is included in the current liabilities amounts on the balance sheet.

On June 30, 2008, we and JPMorgan Bank, N.A. amended the 2007 Credit Facility (1) to facilitate our ability to enter into cash-pooling arrangements, (2) to increase from $45 million to $80 million the limit on our capital expenditures for fiscal years 2008 and 2009, effective April 1, 2008, (3) to cure any default that may have existed during the fourth quarter of fiscal year 2008 in connection with the capital expenditure covenant set forth in the 2007 Credit Facility, (4) to increase from $10 million to $15 million the limitation on certain permitted investments, and (5) to provide us with the ability to make certain additional investments of up to $30 million (the “June Amendment”). As noted above, the Company discovered on June 20, 2008 that it may have been in default under the 2007 Credit Facility for breaching the capital expenditure covenant of the 2007 Credit Facility, with the potential consequences described above. Any such default was cured by the June Amendment.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2008, we had Euro 12.0 million available under this line of credit.

PAREXEL has other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2008, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, and for business acquisitions, capital expenditures and repayment of principal and interest on our borrowings. Our only committed external source of funds is under our 2008 Credit Facility described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2008 Credit Facility upon maturity in 2013.

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any such acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing on terms acceptable to us or at all.

On August 14, 2008, we acquired all the issued shares of ClinPhone for approximately 91 million pounds sterling, or approximately $172 million U.S. Dollars (USD), cash. We funded the acquisition and costs related to this acquisition with borrowings made under the 2008 Credit Facility, as discussed in “Lines of Credit” above. As of August 27, 2008, we had approximately $270 million in principal amount of debt outstanding under the 2008 Credit Facility and remaining borrowing availability of approximately $45 million under the facility (subject to certain increases as provided in the facility agreement). Under the terms of our 2008 Credit Facility, with limited exceptions, we are not currently permitted to incur additional indebtedness beyond the approximately $45 million available under that facility.

We expect capital expenditures to total approximately $70 to $80 million in Fiscal Year 2009, primarily for computer software and hardware and leasehold improvements.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of June 30, 2008, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the twelve months ended June 30, 2008.

On March 19, 2008, we entered into a financing agreement with a vendor to finance software purchases. The agreement carries a four-year term and a 3% fixed rate. As of June 30, 2008, the balance on this note was $3.6 million.

DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES

The following table summarizes our contractual obligations at June 30, 2008:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations	$66,474	$3,465	$—	$—	$69,939
Operating leases	47,469	67,182	39,248	74,610	228,509
Obligations under capital leases	113	16	0	—	129
Purchase obligations	19,954	7,600	7,765	282	35,601

Total	$134,010	$78,263	$47,013	$74,892	$334,178

The above table does not include approximately $63.2 million of potential tax liabilities from unrecognized tax benefits related to the adoption of FIN 48. (See Note 14 to the consolidated financial statements.)

We have letter-of-credit agreements with banks totaling approximately $4.6 million guaranteeing performance under various operating leases and vendor agreements.

OFF-BALANCE SHEET ARRANGEMENTS

PAREXEL has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

INFLATION

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RELATED PARTY TRANSACTIONS

As discussed in Note 3 to the consolidated financial statements, on August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL paid an aggregate of approximately $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 were entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options were changed from the terms and conditions immediately prior to the merger. The stock options will continue to be exercisable only upon payment of the exercise price of such options and are subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Furthermore, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, currently Chief Operating Officer of PAREXEL. These payments were not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt SFAS 161 for Fiscal Year 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations - a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. We are currently evaluating the potential impact of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will become effective for us on July 1, 2008. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FSP FIN 157-2, “Effective Date of FASB Statement No. 157” which defers the application of SFAS 157 for certain non-financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and became effective for PAREXEL on July 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements. However, we are currently evaluating the potential impact on these non-financial assets and liabilities that the adoption of SFAS 157 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, we are exposed to market risk resulting from changes in foreign currency exchange rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

FOREIGN CURRENCY EXCHANGE RATES

We derived approximately 65.5% of our consolidated service revenue for the fiscal year ended June 30, 2008 from operations outside of the U.S., of which 14.9% was denominated in pounds sterling and 27.1% was denominated in Euros. We derived 64.0% of our consolidated service revenue for the fiscal year ended June 30, 2007 from operations outside of the U.S., of which 16.0% was denominated in pounds sterling and 28.9% was denominated in Euros. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on our results of operations. We have a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables, as well as variable-to –fixed interest rate swaps. Under this policy, derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $161.0 million at June 30, 2008.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $159.5 million at June 30, 2008. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $15.9 million. During the Fiscal Years 2008 and 2007, we recorded foreign exchange losses of $1.3 million and gains of $0.7 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is very difficult to assess at any given point in time.

INTEREST RATES

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt and the value of our holdings of any marketable securities. Short-term debt was approximately $31.5 million at June 30, 2008 and approximately $30.5 million at June 30, 2007. Long-term debt was approximately $38.5 million at June 30, 2008 and approximately $0.3 million at June 30, 2007.

In connection with the borrowings under our credit facilities as described in Note 8 to the consolidated financial statements included in Item 8 of this annual report, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. We had interest rate exchange agreements with a notional amount of $35 million at June 30, 2008 and $20 million at June 30, 2007.

Item 8.	Financial Statements and Supplementary Data

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended June 30,
	2008	2007	2006
Service revenue	$964,283	$741,955	$614,947
Reimbursement revenue	198,687	176,149	145,007

Total revenue	1,162,970	918,104	759,954

Costs and expenses:
Direct costs	629,399	483,887	403,482
Reimbursable out-of-pocket expenses	198,687	176,149	145,007
Selling, general and administrative	211,392	169,681	146,411
Depreciation	33,005	26,546	24,473
Amortization	4,681	4,309	1,562
Restructuring benefits	(860)	(34)	(836)

Total costs and expenses	1,076,304	860,538	720,099

Income from operations	86,666	57,566	39,855

Interest income	22,018	12,750	9,354
Interest expense	(23,767)	(11,764)	(7,064)
Other income (loss), net	620	982	(371)

Total other (expense) income, net	(1,129)	1,968	1,919

Income before provision for income taxes and minority interest (benefit) expense	85,537	59,534	41,774

Provision for income taxes	20,026	22,277	19,328
Minority interest (benefit) expense, net of tax	871	(32)	(1,098)

Net income	$64,640	$37,289	$23,544

Earnings per share:
Basic	$1.16	$0.68	$0.44
Diluted	$1.12	$0.66	$0.44

Weighted average shares:
Basic	55,896	54,633	53,113
Diluted	57,461	56,216	54,026

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$51,918	$96,677
Billed and unbilled accounts receivable, net	475,816	325,021
Prepaid expenses	16,789	15,484
Deferred tax assets	21,081	4,984
Income taxes receivable	2,198	—
Other current assets	13,479	10,974

Total current assets	581,281	453,140

Property and equipment, net	137,133	97,233
Goodwill	147,664	90,766
Other intangible assets, net	34,608	27,361
Non-current deferred tax assets	3,393	1,145
Long-term income taxes receivable	25,727	—
Other assets	18,265	10,368

Total assets	$948,071	$680,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$66,474	$30,463
Accounts payable	22,470	12,942
Deferred revenue	213,126	170,718
Accrued expenses	35,438	20,431
Accrued restructuring charges, current portion	2,834	4,337
Accrued employee benefits and withholdings	77,176	55,296
Current deferred tax liabilities	14,343	16,889
Income taxes payable	—	12,109
Other current liabilities	2,885	11,209

Total current liabilities	434,746	334,394
Long-term debt, net of current portion	3,465	277
Non-current deferred tax liabilities	23,069	12,183
Long-term accrued restructuring charges, less current portion	2,410	5,970
Long-term income tax liabilities	45,467	—
Other liabilities	7,833	8,247

Total liabilities	516,990	361,071
Commitments and contingencies (Note 15)
Minority interest in subsidiary	2,990	2,326
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000 at June 30, 2008 and 2007; shares issued and outstanding: 56,772,274 and 55,131,266 at June 30, 2008 and 2007, respectively	567	551
Additional paid-in capital	209,410	191,573
Retained earnings	165,885	102,564
Accumulated other comprehensive income	52,229	21,928

Total stockholders’ equity	428,091	316,616

Total liabilities and stockholders’ equity	$948,071	$680,013

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accum. Other Compr. Income	Total Stockholders’ Equity	Compr. Income
Balance at June 30, 2005	52,306,668	$523	$163,673	$41,731	$(356)	$205,571

Shares repurchased in the open market	(689,140)	(7)	(7,993)			(8,000)
Shares issued under stock option/employee stock purchase plans	2,222,710	22	16,932			16,954
Stock-based compensation			4,442			4,442
Net unrealized gain on marketable securities and derivative instruments					712	712	712
Foreign currency translation adjustment					5,540	5,540	5,540
Net income				23,544		23,544	23,544

Total comprehensive income							$29,796

Balance at June 30, 2006	53,840,238	$538	$177,054	$65,275	$5,896	$248,763

Shares issued under stock option/employee stock purchase plans	1,291,028	13	10,192			10,205
Stock-based compensation			4,327			4,327
Net unrealized gain on marketable securities and derivative instruments					172	172	172
Foreign currency translation adjustment					15,860	15,860	15,860
Net income				37,289		37,289	37,289

Total comprehensive income							$53,321

Balance at June 30, 2007	55,131,266	$551	$191,573	$102,564	$21,928	$316,616

Shares issued under stock option/employee stock purchase plans	1,641,008	16	12,597			12,613
Stock-based compensation			5,240			5,240
Net unrealized loss on marketable securities and derivative instruments					(913)	(913)	(913)
Foreign currency translation adjustment					31,214	31,214	31,214
Cumulative effect of change in accounting upon adoption of FIN 48				(1,324)		(1,324)
Cumulative effect of change in accounting of Synchron investment				5		5
Net income				64,640		64,640	64,640

Total comprehensive income							$94,941

Balance at June 30, 2008	56,772,274	$567	$209,410	$165,885	$52,229	$428,091

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended June 30,
	2008	2007	2006
Cash flow from operating activities:
Net income	$64,640	$37,289	$23,544
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest (benefit) expense, net of tax	871	(32)	(1,098)
Depreciation and amortization	37,686	30,855	26,035
Stock-based compensation	5,240	4,327	4,442
(Gain) loss on disposal of assets	(136)	72	156
Deferred income taxes	(10,004)	4,947	4,164
Provision for losses on receivables, net	1,743	247	1,098
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(128,234)	(33,927)	(54,111)
Prepaid expenses and other current assets	(2,951)	(6,743)	(3,545)
Other assets	(17,472)	(6,770)	(2,545)
Accounts payable	7,786	(6,436)	2,608
Deferred revenue	38,082	30,008	7,595
Other current liabilities	2,710	17,640	25,948
Long-term income taxes payable, net of long-term income taxes receivable	19,740	—	—
Other liabilities	(3,973)	(2,321)	(6,047)

Net cash provided by operating activities	15,728	69,156	28,244

Cash flow from investing activities:
Purchases of marketable securities	(49,000)	(120,125)	(79,075)
Proceeds from sale of marketable securities	49,000	130,125	73,075
Purchases of property and equipment	(67,067)	(40,855)	(29,763)
Acquisition of businesses	(55,388)	(70,695)	(7,425)
Proceeds from sale of assets	1,194	300	121

Net cash used in investing activities	(121,261)	(101,250)	(43,067)

Cash flow from financing activities:
Proceeds from issuance of common stock	12,613	10,205	16,954
Payments to repurchase common stock	—	—	(8,000)
Borrowings under lines of credit	69,000	65,000	—
Repayments under lines of credit	(32,813)	(35,089)	—
Borrowings (repayments) under long-term debt, net	2,344	(428)	(916)

Net cash provided by financing activities	51,144	39,688	8,038

Effect of exchange rate changes on cash and cash equivalents	9,630	6,334	4,912

Net increase (decrease) in cash and cash equivalents	(44,759)	13,928	(1,873)

Cash and cash equivalents at beginning of year	96,677	82,749	84,622

Cash and cash equivalents at end of year	$51,918	$96,677	$82,749

Supplemental disclosures of cash flow information

Net cash paid during year for:
Interest paid	$25,729	$9,554	$7,064
Income taxes, net of refunds	$32,289	$13,942	$2,631

Supplemental disclosures of investing activities:
Fair value of assets acquired and goodwill	$70,505	$74,722	$8,227
Liabilities assumed	(15,117)	(4,027)	(802)

Cash paid for acquisitions	$55,388	$70,695	$7,425

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PAREXEL International Corporation, our wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted to reflect the effect of this stock split.

Reclassifications

Effective with the September 30, 2007 reporting period, certain direct costs were reclassified as selling, general and administrative expenses to ensure consistency among all business segments. Additionally, we reclassified our geographic breakout of revenue to better delineate the geographies in which we operate. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. Prior year numbers have been reclassified to reflect the Fiscal Year 2008 presentation.

Use of Estimates

We prepare our financial statements in conformity with generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, long term contracts, allowance for credit losses or receivables, periodic impairment reviews of goodwill, and the valuation of long-term assets. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions, trends, and assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period in which they are determined.

Fair Values of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable, and debt approximates the carrying value of these financial instruments. We determine the estimated fair values of other financial instruments, including debt, equity and risk management instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or input from independent investment bankers.

Revenue Recognition

In our CRS, PCMS, and Perceptive business segments, fixed-price contract revenue is recognized as services are performed. We measure progress for fixed price contracts using the concept of proportional performance based upon a unit-based output method. Under the unit-based output method, output units are pre-defined in the contract and revenue is recognized based upon completion of such output units.

Our arrangements with customers generally involve multiple elements. The deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting under Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” at contract inception. The total fee for the arrangement is allocated to each unit of accounting based on its relative fair value, taking into consideration any performance, cancellation or termination provisions. Fair value for each element is established generally based on the sales price charged when the same or similar services are sold separately to our customers. Revenue is recognized when revenue recognition criteria for each unit of accounting are met.

In our CTMS operating unit of the Perceptive business segment, software revenue is recognized on a proportional performance basis in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the relevant guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” due to the significant nature of customization of each project.

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

Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses.”

As is customary in the industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, and/or Direct costs, since such fees are reimbursed by clients on a “pass through basis”, without risk or reward to us. The amounts of these investigator fees were $167.0 million, $126.0 million, and $92.7 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

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

Concentration of Credit Risk

Financial instruments, which may potentially expose PAREXEL to concentrations of credit risk, include trade accounts receivable. However, we maintain reserves for potential credit losses based on historical collectability and specific identification of potential problem accounts. Such losses, in the aggregate, have not exceeded management expectations. In Fiscal Year 2008, our largest client accounted for 9% of consolidated service revenue and, in Fiscal Years 2007 and 2006, our largest client accounted for 7% of consolidated service revenue.

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

Development of Software for Internal Use

PAREXEL accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We capitalize costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below. The amounts capitalized as internal use software totaled $77.1 million at June 30, 2008 and $55.1 million at June 30, 2007. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

Research and Development Costs

The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $9.2 million, $9.7 million, and $6.4 million in Fiscal Years 2008, 2007, and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $1.1 million, $1.1 million, and $0.9 million in Fiscal Years 2008, 2007, and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Goodwill

PAREXEL follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. We have performed our annual impairment test, with no evidence of impairment of our goodwill balance for Fiscal Years 2008, 2007 and 2006.

The changes in the carrying amount of goodwill balances for Fiscal Years 2008 and 2007 were as follows (in thousands):

Carrying amount as of June 30, 2006	$50,112

FY 2007
BMR/CCT acquisition	35,474
Qdot acquisition adjustment	2,139
Perceptive acquisition adjustment	48
Effect of changes in rates used for translation and adjustments	2,993

Carrying amount as of June 30, 2007	90,766

FY 2008
APEX acquisition	51,961
Poitiers divestiture	(3,468)
Perceptive acquisition adjustment	17
Effect of changes in rates used for translation and adjustments	8,388

Carrying amount as of June 30, 2008	$147,664

PAREXEL records goodwill to the business segment affected by the transaction; balances at June 30, 2008 are:

Goodwill by segment (in thousands)
Clinical Research Services	$126,361
PAREXEL Consulting and MedCom Services	4,449
Perceptive Informatics, Inc.	16,854

Total Goodwill	$147,664

Intangible Assets

Intangible assets consist primarily of technology and customer lists acquired through acquisitions completed in prior periods. Intangible assets are amortized over their expected period of benefit, which generally ranges from 3 to 15 years.

As of June 30, 2008, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (yrs)	Cost	Accumulated Amortization	Net
Customer relationships & backlog	10.3	$42,750	$9,371	$33,379
Non-compete agreements	2.8	1,688	459	1,229
Technology	5.0	2,379	2,379	—

Total intangible assets		$46,817	$12,209	$34,608

As of June 30, 2007, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (yrs)	Cost	Accumulated Amortization	Net
Customer relationship	10.0	$33,332	$6,377	$26,955
Non-compete agreements	3.0	188	60	128
Technology	5.0	2,379	2,101	278

Total intangible assets		$35,899	$8,538	$27,361

The changes in the carrying amount of intangible assets for Fiscal Years 2008 and 2007 were as follows (in thousands):

Carrying amount as of June 30, 2006	$7,832

FY 2007
BMR/CCT acquisition	23,621
Amortization	(4,309)
Effect of changes in rates used for translation and adjustments	217

Carrying amount as of June 30, 2007	27,361

FY 2008
APEX acquisition	10,918
Amortization	(4,681)
Effect of changes in rates used for translation and adjustments	1,010

Carrying amount as of June 30, 2008	$34,608

Amortization expense was $4.7 million, $4.3 million, and $1.6 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

FY 2009	FY 2010	FY 2011	FY 2012	FY 2013
$4,490	$3,663	$3,164	$2,459	$2,374

Cost Method Investments

PAREXEL has investments in privately held entities in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. We record these investments in private entities under the cost method of accounting and assess the net realizable value of these entities on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of these entities. The quarterly assessment includes an evaluation of the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. The balance of the investments recorded under the cost method was approximately $1.1 million as of June 30, 2008 and $3.8 million as of June 30, 2007, due primarily to the change in investment method of Synchron Research located in Ahmedabad, India (“Synchron”).

Equity Method Investments

In June 2006, we paid approximately $2.4 million for a minority interest in Synchron. In March 2008, we increased our minority ownership from 19.5% to 31% at a cost of approximately $5.0 million. Synchron provides clinical pharmacology services in India and the Asia/Pacific region. During Fiscal Year 2008, we recognized a loss of approximately $5,000, representing our pro rata share in Synchron. At June 30, 2008, the carrying value of our investment in Synchron was $8.1 million. The cumulative effect of the accounting change was immaterial to prior periods.

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences (utilizing current tax rates) of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax benefits of deductible temporary differences and tax operating loss and credit carryforwards and are net of valuation allowances established in jurisdictions where the realization of those benefits is questionable. Deferred income tax expense represents the change in the net deferred tax asset and liability balances. Interest and penalties are recognized as a component of income tax expense.

Foreign Currency

Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction (losses) gains were $(1.3) million, $0.7 million, and $(0.3) million in Fiscal Years 2008, 2007, and 2006, respectively.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the year ended June 30, 2006 included compensation expense for all stock-based payments granted during the fiscal year ended June 30, 2006 and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financials were not restated.

The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (averaged over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied and historical volatilities and PAREXEL uses historical data to estimate option exercise behavior. The following assumptions were used in the Black-Scholes option-pricing model for awards issued during the respective periods:

	For the years ended June 30,
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.2%	39.4%	40.4%
Risk-free interest rate	3.54%	4.88%	4.01%
Expected term (in years)	5.00	4.33	4.77

The compensation cost of the restricted stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path.

For the last three fiscal years, we recognized the following stock-based compensation expense:

	For the years ended June 30,
(in thousands)	2008	2007	2006
Direct costs related	$1,625	$921	$920
Selling, general and administrative related	3,615	3,406	3,522

Total stock-based compensation	$5,240	$4,327	$4,442

As of June 30, 2008, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $11.5 million, which will be recognized over a weighted-average period of two years.

Derivative Financial Instruments

PAREXEL utilizes derivative financial instruments to reduce currency exposures related to certain foreign currency denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). We recognize derivative instruments as either assets or liabilities in the balance sheet and measure them at fair value. For those instruments designated as cash flow hedges, the corresponding effective portion of the changes in fair value is recorded in stockholders equity as a component of other comprehensive income (“OCI”). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Changes in the ineffective portion of a derivative instrument are recognized in earnings in the periods in which they are identified. There were no losses recognized in earnings due to hedge ineffectiveness in Fiscal Years 2008 and 2007. In Fiscal Year 2006, approximately $0.2 million of losses were recognized in earnings due to hedge ineffectiveness.

From time to time, PAREXEL enters into foreign currency exchange contracts to hedge foreign currency exposures. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt SFAS 161 for Fiscal Year 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations – a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statement is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. We are currently evaluating the potential impact of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and will become effective for us on July 1, 2008. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FSP FIN 157-2, “Effective Date of FASB Statement No. 157” which defers the application of SFAS 157 for certain non-financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and became effective for PAREXEL on July 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements. However, we are currently evaluating the potential impact on these non-financial assets and liabilities that the adoption of SFAS 157 will have on our consolidated financial statements.

NOTE 3. ACQUISITIONS

We account for our acquisitions using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

Fiscal Year 2008

APEX - In September 2007, we acquired a majority of the outstanding shares of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”) and completed the acquisition of all the outstanding shares of APEX in November 2007 for a total of approximately $55.3 million. The acquisition strengthened our global capabilities, providing clients with a wide range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.

The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price are subject to finalization in the first quarter of Fiscal Year 2009. The following table summarizes the purchase price allocation for APEX (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$53,427
Transaction costs	1,945

Total	$55,372

Allocations:
Accounts receivable	$4,010
Other current assets	860
Property and equipment, net	2,740
Goodwill	51,961
Other intangible assets, net	10,918
Liabilities assumed
Accounts payable	$(750)
Current liabilities	(10,042)
Deferred revenues	(4,325)

Net assets acquired	$55,372

The following summarizes the details of the intangible assets acquired in the APEX transaction as of June 30, 2008 (in thousands):

Intangible Asset	Weighted Average Useful Life	Cost	Accumulated Amortization and Foreign Currency Exchange	Net
Customer relationship	15 years	$6,632	$(44)	$6,676
Non-compete agreements	2.75 years	1,500	344	1,156
Backlog	3.33 years	2,786	634	2,152

Total intangible assets		$10,918	$934	$9,984

The estimated amortization expense of intangible assets acquired in the APEX transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Consolidated Statements of Income as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$1,681	$1,681	$1,201	$496	$438

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of APEX had occurred on July 1, 2005, the beginning of PAREXEL’s Fiscal Year 2006 (in thousands, except per share data):

	PRO FORMA RESULTS
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Service revenue	$967,975	$756,026	$624,785
Net income*	64,694	36,420	22,341

Basic EPS*	$1.16	$0.67	$0.42
Diluted EPS*	$1.13	$0.65	$0.41

*	Inclusive of interest income that would have been lost on the cash paid at an annual interest rate of 4.0% and inclusive of amortization expense that would have been incurred in connection with customer relationships, non-compete agreements, and backlog.

Fiscal Year 2007

BMR/CCT - In November 2006, we acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) for a total of approximately $68.5 million. Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. At the time, the acquisition expanded our global Clinical Pharmacology capacity to over 450 beds. It also brought new expertise to our service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.

Total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. Goodwill is expected to be deductible for income tax purposes.

The components of the purchase price allocation were as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$66,480
Transaction costs	2,028

Total	$68,508

Allocations:
Current assets	$11,884
Property and equipment, net	1.477
Goodwill	35,474
Other intangible assets, net	23,621
Other assets	79
Liabilities assumed
Current liabilities	(4,027)

Net assets acquired	$68,508

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of BMR/CCT had occurred at July 1, 2005, the beginning of PAREXEL’s fiscal year 2006 (in thousands, except per share data):

	PRO FORMA RESULTS
	Fiscal Year 2007	Fiscal Year 2006
Service revenue	$762,439	$646,208
Net income*	37,794	23,055

Basic EPS*	$0.69	$0.43
Diluted EPS*	$0.67	$0.43

*	Inclusive of the interest expense that would have been incurred related to the $50 million in borrowings at an annual interest rate of 6.25% and amortization expense that would have been incurred in connection with the customer relationship and non-competition and non-solicitation agreements.

Fiscal Year 2006

Synchron – In June 2006, we entered into a joint venture with Synchron Research Services Private Limited, under which Synchron transferred its clinical trial business operations located in Bangalore, India to a newly-formed entity, PAREXEL International Synchron Private Limited. We acquired a majority equity interest of 75.0% in the newly-formed entity for approximately $3.7 million cash.

Perceptive - On August 22, 2005, we acquired all of the equity interests held by minority stockholders of Perceptive for approximately $3.2 million in cash. Prior to the acquisition, PAREXEL owned 97.8% of the outstanding common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger. Additionally, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, the Chief Operating Officer of PAREXEL. The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive. See Note 16 to the consolidated financial statements for more information regarding this transaction.

Qdot - Effective July 1, 2005, the Company acquired the assets of Qdot PHARMA (“Qdot”), a Phase I and IIa “Proof of Concept” clinical pharmacology business located in George, South Africa, for approximately $5.7 million, net of liabilities assumed. Under the agreement, the Company agreed to make maximum additional payments of approximately $3.0 million in contingent purchase price if Qdot achieved certain established financial targets through June 30, 2008. In September 2006, the Company paid a $0.8 million contingent earn-out payment. As a result of management responsibility changes, the Company reached an agreement with Qdot in December 2006 and amended the earn-out agreement to pay a fixed additional amount of approximately $2.1 million ($0.9 million was paid in January 2007 and $1.2 million was paid in January 2008). As of June 30, 2007, the Company had recorded approximately $4.9 million of excess cost over the fair value as goodwill.

NOTE 4. MARKETABLE SECURITIES

At June 30, 2007 and June 30, 2008, there were no marketable securities. Available-for-sale securities included in marketable securities at June 30, 2006 consisted entirely of municipal debt securities.

PAREXEL’s marketable securities are carried at fair market value, which approximates amortized cost. During Fiscal Year 2007, gross realized gains were $3.2 million and gross realized losses were $1.1 million. During Fiscal Year 2006, gross realized gains were $2.3 million and gross realized losses were $2.0 million.

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Billed	$256,919	$192,143
Unbilled	224,356	136,594
Provision for losses on receivables	(5,459)	(3,716)

Total	$475,816	$325,021

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Owned assets:
Computer software	$102,575	$73,183
Computer and office equipment	79,466	62,205
Leasehold improvements	49,833	31,734
Medical equipment	18,746	18,674
Furniture and fixtures	21,246	16,385
Buildings	5,761	4,952
Other	3,898	3,528

Total	281,525	210,661
Less: accumulated depreciation	(144,873)	(114,229)

Property and equipment, net	136,652	96,432

Assets held under capital leases:
Computer software	1,603	1,603
Less: accumulated amortization	(1,122)	(802)

Total	481	801

Total	$137,133	$97,233

Depreciation and amortization expense relating to property and equipment, including amortization of assets recorded under capital leases, was $33.0 million, $26.5 million, and $24.5 million, for the years ended June 30, 2008, 2007, and 2006, respectively.

During the year ended June 30, 2007, we retired $57.9 million of fully-depreciated assets. During the years ended June 30, 2008 and 2006, there were no retirements.

NOTE 7. RESTRUCTURING CHARGES

During the year ended June 30, 2008, we recorded a $735,000 reduction to the existing restructuring reserve as a result of re-designating certain facilities for our use, mainly in the U.K., and a $125,000 reduction in employee severance costs.

During the year ended June 30, 2007, we recorded a $59,000 increase to existing restructuring reserves due to changes in assumptions regarding leased facilities based on current market conditions, which was offset by a $93,000 reduction in severance-related restructuring expense associated with the fourth quarter Fiscal Year 2005 restructuring plan.

During the year ended June 30, 2006, we recorded a $2.6 million reduction to the existing restructuring reserve as a result of execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during the year ended June 30, 2006 in connection with the fourth quarter Fiscal Year 2005 restructuring plan.

Changes in the restructuring accrual during Fiscal Years 2008, 2007, and 2006 are summarized below:

(in thousands)
	Balance at June 30, 2007	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2008
Employee severance costs	$223	$(125)	$(98)	$0
Facilities-related charges	10,084	(735)	(4,105)	5,244

Total	$10,307	$(860)	$(4,203)	$5,244

	Balance at June 30, 2006	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2007
Employee severance costs	$734	$(93)	$(418)	$223
Facilities-related charges	15,423	59	(5,398)	$10,084

Total	$16,157	$(34)	$(5,816)	$10,307

	Balance at June 30, 2005	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2006
Employee severance costs	$3,694	$1,765	$(4,725)	$734
Facilities-related charges	27,310	(2,601)	(9,286)	15,423

Total	$31,004	$(836)	$(14,011)	$16,157

NOTE 8. CREDIT ARRANGEMENTS

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. The principal amount of up to $150 million is made available through a term loan and the principal amount of up to $165 million made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. PAREXEL may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided.

Pursuant to the terms of the 2008 Credit Facility, we are permitted to borrow funds from the Lenders up to the Loan Amount. The 2008 Credit Facility was intended to provide funds for acquisitions, including the acquisition of ClinPhone (see Note 18 to the consolidated financial statements), to repay outstanding amounts under PAREXEL’s existing loan arrangements and to refinance certain indebtedness of ClinPhone, for stock repurchases and for other general corporate purposes of PAREXEL and our subsidiaries. As of June 30, 2008, there were no borrowings under the 2008 Credit Facility.

On August 14, 2008, we drew down approximately $78 million via the revolving credit facility available under the 2008 Credit Facility. This borrowing was our first drawdown under the 2008 Credit Facility, and the funds were used to repay all of our loans under the Amended and Restated Credit Agreement dated as of September 18, 2007, as amended, among the Company and the other parties thereto (the “2007 Credit Facility”), and to terminate all of our commitments thereunder. The proceeds of this borrowing were also used to pay certain fees and out-of-pocket expenses to the Lenders under the 2008 Credit Facility. On August 26, 2008, we drew down an additional amount of approximately $192 million under the 2008 Credit Facility in connection with the closing of the ClinPhone acquisition, pursuant to which we acquired all the issued shares of ClinPhone for approximately $172 million. The proceeds of the borrowing were also used to repay certain indebtedness of ClinPhone owed to HSBC Bank.

As of August 27, 2008, we had approximately $270 million in principal amount of debt outstanding under the 2008 Credit Facility, including the entire available principal amount of $150 million under the term loan, and $120 million of principal borrowed under the revolving credit facility. We have remaining borrowing availability of approximately $45 million under the revolving credit facility.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on either prime (or, if higher, the federal funds rate plus 50 basis points) (the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .750%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 13, 2013. Repayment of principal borrowed under the term loan facility is payable as follows:

•	5% of principal borrowed must be repaid by June 30, 2009;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2009 to June 30, 2010;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2010 to June 30, 2011;

•	25% of principal borrowed must be repaid during the one-year period from July 1, 2011 to June 30, 2012; and

•	30% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 13, 2013.

All payments of principal made during each annual period described above are required to be made in equal quarterly installments, starting on September 30, 2008 and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowing under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by PAREXEL for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

Our obligations under the 2008 Credit Facility may be accelerated upon the occurrence of an event of default under 2008 Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. Our obligations under the 2008 Credit Facility are guaranteed by certain of our U.S. domestic subsidiaries, and we have guaranteed any obligations of any co-borrowers under the 2008 Credit Facility.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates.

In connection with 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

On July 10, 2008, the Company and the lenders amended the 2008 Credit Facility (1) to clarify the provisions regarding assignment of the facility and (2) to provide PAREXEL with the ability to make specific permitted investments of up to $30 million.

The Company determined on June 20, 2008 that it may have been in default under the 2007 Credit Facility for breaching the capital expenditure covenant of the 2007 Credit Facility. On June 27, 2008, the lenders waived any such default that may have existed under the 2007 Credit Facility. If the default had not been waived or cured prior to the completion date of the ClinPhone acquisition, (1) the Lenders would not have been obligated to fund the acquisition, (2) the financial advisor to PAREXEL in connection with the acquisition would have been obligated to finance the acquisition, following which PAREXEL would have had an obligation to reimburse the financial advisor in the amount of approximately $200 million, and (3) a default may have been triggered under the 2007 Credit Facility, creating an obligation on the PAREXEL’s part to pay approximately $65 million, the amount then due under the 2007 Credit Facility, including certain related fees and administrative expenses.

In addition, on August 7, 2008, we became aware that as of June 27, 2008 we had been in default under the 2008 Credit Facility as a result of incurring indebtedness under the 2007 Credit Facility which was prohibited under the 2008 Credit Facility. We and the parties to the 2008 Credit Facility entered into a waiver and amendment to the 2008 Credit Facility on August 11, 2008 to waive any default that may have existed as a result and to amend the 2008 Credit Facility to increase the maximum borrowing capacity under the 2007 Credit Facility, which facility has since been terminated as described above.

2007 Credit Facility

As described above, funds borrowed pursuant to the 2008 Credit Facility were used to repay all of our loans under the 2007 Credit Facility and to terminate all of our commitments thereunder. The balance outstanding under the 2007 Credit Facility was $66 million at June 30, 2008 and is included in the current liabilities amounts on the balance sheet.

On June 30, 2008, we and JPMorgan Bank, N.A. amended the 2007 Credit Facility (1) to facilitate our ability to enter into cash-pooling arrangements, (2) to increase from $45 million to $80 million the limit on our capital expenditures for fiscal years 2008 and 2009, effective April 1, 2008, (3) to cure any default that may have existed during the fourth quarter of fiscal year 2008 in connection with the capital expenditure covenant set forth in the 2007 Credit Facility, (4) to increase from $10 million to $15 million the limitation on certain permitted investments, and (5) to provide us with the ability to make certain additional investments of up to $30 million (the “June Amendment”). As noted above, the Company discovered on June 20, 2008 that it may have been in default under the 2007 Credit Facility for breaching the capital expenditure covenant of the 2007 Credit Facility, with the potential consequences described above. Any such default was cured by the June Amendment.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2008, we had Euro 12.0 million available under this line of credit.

PAREXEL has other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At June 30, 2008, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned in legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference.

On March 19, 2008, we entered into a financing agreement with a vendor to finance software purchases. The agreement carries a four-year term and a 3% fixed rate. As of June 30, 2008, the balance on this note was $3.6 million.

NOTE 9. STOCKHOLDERS’ EQUITY

On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008.

As of June 30, 2008 and 2007, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Board of Directors, this repurchase program will expire when the entire amount authorized has been fully utilized. Through June 30, 2008, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. No stock was repurchased during Fiscal Year 2008.

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding common stock equivalents. Outstanding options to purchase approximately 67,000 shares were excluded from the calculation of diluted earnings per share for the year ended June 30, 2008 because they were anti-dilutive. Outstanding options to purchase approximately 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2007 and 2006 because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2008	2007	2006
Net income attributable to common shares	$64,640	$37,289	$23,544

Weighted average number of shares outstanding, used in computing basic earnings per share	55,896	54,633	53,113

Dilutive common stock equivalents	1,565	1,583	913

Weighted average shares used in computing diluted earnings per share	57,461	56,216	54,026

Basic earnings per share	$1.16	$0.68	$0.44
Diluted earnings per share	$1.12	$0.66	$0.44

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income has been calculated by PAREXEL in accordance with SFAS No. 130 “Reporting Comprehensive Income.” The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Foreign currency translation	Unrealized gain (loss) on marketable securities and derivative instruments	Total
Balance as of June 30, 2005	$98	$(454)	$(356)

Changes during Fiscal Year 2006	5,540	712	6,252

Balance as of June 30, 2006	5,638	258	5,896

Changes during Fiscal Year 2007	15,860	172	16,032

Balance as of June 30, 2007	21,498	430	21,928

Changes during Fiscal Year 2008	31,214	(913)	30,301

Balance as of June 30, 2008	$52,712	$(483)	$52,229

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS

Stock Options

The Compensation Committee of the Board of Directors is responsible for administration of PAREXEL’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

In December 2007, we adopted the 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to an aggregate of 2,000,000 shares of common stock to employees, officers, directors, consultants, and advisors. The granting of awards under the 2007 Plan is discretionary and the individuals who may become participants and receive awards under the 2007 Plan, and the number of shares they may acquire, are not determinable.

In September 2005, we adopted the 2005 Stock Incentive Plan (“2005 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to an aggregate of 2,000,000 shares of common stock to employees, officers, directors, consultants, and advisors. The granting of awards under the 2005 Plan is discretionary and the individuals who may become participants and receive awards under the 2005 Plan, and the number of shares they may acquire, are not determinable.

In August 2005, as part of the acquisition the minority interests of Perceptive (See Note 3 to the consolidated financial statements), we assumed all outstanding stock options (approximately 8,413,000) under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 were entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options changed. The stock options will continue to be exercisable only upon payment of the exercise price of such options and to be subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

In September 2001, we adopted the 2001 Stock Incentive Plan (“2001 Plan”), which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 2,000,000 shares of common stock to employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment) of PAREXEL. Options under the 2001 Plan expire no more than ten years from the date of grant and the expiration date and vesting period may vary at the Board of Directors’ discretion.

In February 1998, we adopted the 1998 Non-qualified, Non-officer Stock Option Plan (the “1998 Plan”), which provides for the grant of non-qualified options to purchase up to an aggregate of 1,000,000 shares of common stock to any employee or consultant of PAREXEL who is not an executive officer or director. In January 1999, our Board of Directors approved an increase in the number of shares issuable under the 1998 Plan to 3,000,000 shares. Options under the 1998 Plan expire eight years from the date of grant and vest at dates ranging from the issuance date to five years.

The following table summarizes information related to stock option activity for the respective periods:

	For the years ended June 30,
(in thousands, except per share data)	2008	2007	2006
Weighted-average fair value of options granted per share	$8.40	$6.08	$4.13
Intrinsic value of options exercised	$27,666	$8,184	$8,208
Cash received from options exercised	$11,341	$9,034	$15,618

Stock option activities for the three years ended June 30, 2008, 2007 and 2006 were as follows:

	Number of Options	Weighted-Average Exercise Price
Balance on June 30, 2005	6,186,388	$8.27

FY 2006
Granted	1,574,000	$10.24
Exercised	(2,003,988)	$7.80
Canceled	(890,910)	$12.32

Outstanding on June 30, 2006	4,865,490	$8.36
Exercisable on June 30, 2006	3,018,264	$7.39

FY 2007
Granted	675,000	$15.58
Exercised	(1,048,738)	$8.62
Canceled	(271,474)	$11.56

Outstanding on June 30, 2007	4,220,278	$9.24
Exercisable on June 30, 2007	2,389,426	$7.04

FY 2008
Granted	986,800	$22.94
Exercised	(1,583,824)	$7.16
Canceled	(131,550)	$12.52

Outstanding on June 30, 2008	3,491,704	$13.94
Exercisable on June 30, 2008	1,419,896	$8.80

Options that were outstanding and exercisable as of June 30, 2008 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Outstanding at end of period	3,491,704	$13.94	5.33	$44,123
Exercisable at end of period	1,419,896	$8.80	3.41	$25,243

Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). Under the 2000 Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first day of each opening period or last day of each purchase period (as defined by the 2000 Purchase Plan), whichever was lower, up to specified limits. The 2000 Purchase Plan was amended in May 2005 for offering periods commencing on or after June 1, 2005 to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). An aggregate of approximately 1,800,000 shares may be issued under the 2000 Purchase Plan.

The following table summarizes the purchases under the 2000 Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2008	57,184	$22.24
Fiscal Year 2007	75,624	$15.48
Fiscal Year 2006	118,722	$11.25

Restricted Stock

PAREXEL awards “restricted stock” to executive officers and non-employee members of the Board of Directors as a component of compensation. The shares granted to executive officers vest based on whether during the period between the date of grant and December 31, 2008 the closing price of a share of common stock on the Nasdaq Global Select Market meets or exceeds specified targets for five consecutive trading days within specified time frames. In addition, any portion of any such award that has not vested by December 31, 2008 will automatically be forfeited to PAREXEL, and in the event a participant ceases to be employed by PAREXEL prior to December 31, 2008, such participant’s award will automatically be forfeited to PAREXEL. Valuation of the restricted stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path.

Restricted stock activities for the three years ended June 30, 2008, 2007 and 2006 were as follows:

	Shares	Weighted-Average Grant- Date Fair Value
Balance on June 30, 2005	—	$—

FY 2006
Granted	1,018,000	$6.90
Vested	(100,000)	$6.31
Forfeited	(187,334)	$6.31

Outstanding June 30, 2006	730,666	$7.13

FY 2007
Granted	50,086	$9.66
Vested	(166,666)	$6.31

Outstanding June 30, 2007	614,086	$7.55

FY 2008
Granted	6,946	$22.64
Vested	—	$—

Outstanding June 30, 2008	621,032	$7.72

401(k)

PAREXEL sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. PAREXEL contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $3.1 million, $2.5 million, and $2.3 million for the Fiscal Years 2008, 2007, and 2006, respectively.

NOTE 13. FINANCIAL INSTRUMENTS

As of June 30, 2008 and 2007, we had entered into foreign currency exchange contracts to exchange foreign currencies to the U.S. dollar. The notional contract amount of outstanding foreign currency exchange contracts was approximately $320.5 million and $174.0 million at June 30, 2008 and 2007, respectively. At June 30, 2008, the notional value of SFAS 133 contracts was $161.0 million and the notional value of non-SFAS 133 contracts was $159.5 million.

The fair value of these contracts are estimated based on market rates that represent the amounts that we would receive or pay if the instruments were terminated at the balance sheet date. The fair value of foreign currency exchange contracts was approximately $1.8 million and $1.9 million at June 30, 2008 and 2007, respectively.

In connection with the borrowings under our credit facilities discussed in Note 8 of these consolidated financial statements, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. We had interest rate exchange agreements with a notional amount of $35 million at June 30, 2008. We expect to terminate these interest rate exchange contracts as part of the refinancing related to the ClinPhone acquisition and enter into new contracts. The differences between the fair values of these contracts will be determined at that date and we expect that we will recognize a loss of approximately $1.6 million in that period.

NOTE 14. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, 2008, 2007 and 2006 were as follows:

(in thousands)	2008	2007	2006
Domestic	$(3,540)	$(1,199)	$(9,201)
Foreign	89,077	60,733	50,975

	$85,537	$59,534	$41,774

Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$11,269	$100	$1,345
State	1,464	714	732
Foreign	19,964	17,335	13,280

	32,697	18,149	15,357
Deferred:
Federal	(15,477)	(249)	—
State	72	(31)	—
Foreign	2,734	4,408	3,971

	(12,671)	4,128	3,971

	$20,026	$22,277	$19,328

Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2008	%	2007	%	2006	%
Income tax expense computed at the federal statutory rate	$29,938	35.0%	$20,837	35.0%	$14,621	35.0%
State income taxes, net of federal benefit	530	0.6%	360	0.6%	215	0.5%
Foreign rate differential	(5,345)	-6.2%	(2,958)	-4.9%	(1,700)	-4.0%
Change in valuation allowances	(9,540)	-11.2%	347	0.5%	3,052	7.3%
Additions to reserves	9,457	11.0%	710	1.2%	2,233	5.3%
Research and development	(1,738)	-2.0%	(1,175)	-2.0%	(1,082)	-2.6%
Other non-deductible expenses	1,133	1.3%	3,194	5.4%	790	1.9%
Statutory tax rate changes	(6,332)	-7.4%	435	0.7%	78	0.2%
Other	1,923	2.3%	527	0.9%	1,121	2.7%

	$20,026	23.4%	$22,277	37.4%	$19,328	46.3%

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been indefinitely reinvested. Undistributed earnings of foreign subsidiaries that have been indefinitely reinvested are approximately $152 million and $118 million at June 30, 2008 and 2007 respectively. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax assets as of June 30, 2008 and 2007 were as follows:

(in thousands)	2008	2007
Deferred tax assets:
U.S. loss carryforwards	$7,801	$15,859
Foreign loss carryforwards	7,822	12,563
Accrued expenses	15,361	14,307
Tax credit carryforwards	6,194	7,501
Provision for losses on receivables	1,160	588
Deferred compensation	3,169	1,985
Other	4,651	4,015

Gross deferred tax assets	46,158	56,818
Deferred tax asset valuation allowance	(24,529)	(47,588)

Total deferred tax assets	21,629	9,230

Deferred tax liabilities:
Property and equipment	(9,834)	(6,002)
Deferred revenue	(5,020)	(9,525)
Intangible assets	(6,067)	(5,539)
Foreign risk reserve	(1,539)	(1,100)
Foreign work-in-process valuation	(9,784)	(5,578)
Other	(2,323)	(4,429)

Total deferred tax liabilities	(34,567)	(32,173)

Net deferred tax liabilities	$(12,938)	$(22,943)

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2008 and 2007 were as follows:

(in thousands)	2008	2007
Current deferred tax assets	$21,081	$4,984
Non-current deferred tax assets	3,393	1,145
Current deferred tax liabilities	(14,343)	(16,889)
Non-current deferred tax liabilities	(23,069)	(12,183)

	$(12,938)	$(22,943)

At June 30, 2008, we had state, federal and foreign loss carryforwards, after application of FIN 48, tax effected, of $1.8 million, $6.0 million and $7.8 million, respectively, that are available to offset future liabilities for income taxes. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state and federal net operating losses expire in the years 2009 through 2027. Of the non-U.S. loss carryforwards, $2.3 million will expire between 2013 and 2019, the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $6.2 million which expire in the years 2015 through 2017. A valuation allowance has been established for certain future income tax benefits related to loss carryforwards, foreign tax credit carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2008, the valuation allowance decreased principally as a result of the release of valuation allowance associated with certain U.S. Federal deferred tax assets. We are subject to on-going reviews by taxing authorities. We have evaluated the likelihood of unfavorable adjustments arising from these on-going reviews of prior year tax returns and believe that adequate provisions have been made in the income tax provision.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

As a result of the implementation of FIN 48, we recognized an increase in our liability for unrecognized tax benefits of $1.3 million resulting from the change of interpretation relating to the recognition of penalties. The increase was reflected as a reduction to retained earnings during the first quarter of fiscal year 2008.

Upon adoption of FIN 48, we had $44.4 million of gross unrecognized tax benefits, of which $23.7 million would impact the effective tax rate, if recognized. As of June 30, 2008, we had $63.2 million of gross unrecognized tax benefits of which $29.0 million would impact the effective tax rate if recognized. Of the $18.8 million increase in gross unrecognized tax benefits recorded in Fiscal Year 2008, $5.3 million would impact the effective tax rate if recognized. These unrecognized tax benefits primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments.

Unrecognized tax benefits represent favorable positions we have taken, or expect to take, on tax returns. These positions have reduced, or are expected to reduce, our income tax liability on our tax returns and financial statements. Under FIN 48, because of the uncertainty associated with these positions, we have established a liability that effectively reverses the previous recognition of the tax benefits, making them “unrecognized.” Our unrecognized income tax benefits, excluding accrued interest and penalties, are as follows:

(in thousands)	Unrecognized Tax Benefits
Total at July 1, 2007 (at date of adoption)	$44,353

Additions related to tax positions in prior years	6,839
Additions related to tax positions in the current year	11,992

Total at June 30, 2008	$63,184

As of June 30, 2008, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.7 million in the next twelve months, as a result of the resolution of foreign tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2007, $5.4 million of interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through June 30, 2008 includes approximately $2.3 million of interest and penalties. As of June 30, 2008, $7.7 million of interest and penalties were included in our liability for unrecognized tax benefits.

PAREXEL is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES

We lease facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $44.3 million, $35.4 million, and $30.1 million for Fiscal Years 2008, 2007, and 2006, respectively. Additionally, we have assets under capital leases. Future minimum lease payments due under non-cancelable leases are as follows:

(in thousands)	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter	Total
Debt obligations	$66,474	$2,373	$1,092	$0	$0	$0	$69,939
Operating and capital leases	47,582	37,540	29,658	21,898	17,350	74,610	228,638
Less: sublease income	(2,923)	(464)	—	—	—	—	(3,387)
Purchase commitments	19,954	5,463	2,137	7,448	317	282	35,601

Total	$131,087	$44,912	$32,887	$29,346	$17,667	$74,892	$330,791

We have letter-of-credit agreements with banks, totaling approximately $4.6 million, guaranteeing performance under various operating leases and vendor agreements. We have an unsecured senior revolving credit facility for $100 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries. We also have an unsecured facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.

As of June 13, 2008, we were restricted in our borrowing under the 2007 Credit Facility to a maximum of $65 million, which amount was increased to $72.5 million by an amendment to the facility agreement on August 11, 2008.

As of June 30, 2008, we had approximately $35.6 million in purchase obligations with various vendors for the purchase of computer software and other services.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to its business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 16. RELATED PARTY TRANSACTIONS

As discussed in Note 3 to the consolidated financial statements, on August 22, 2005, the Company acquired all of the equity interests held by minority stockholders of Perceptive Informatics, Inc., and now owns all of the outstanding common stock of Perceptive. This acquisition was effected through a “short-form” merger of Perceptive with PIC Acquisition, Inc., an indirect subsidiary of PAREXEL and, prior to the merger, the owner of 97.8% of the outstanding common stock of Perceptive. Under the terms of the merger, PAREXEL paid an aggregate of $3.2 million in cash to the minority stockholders (including option holders upon exercise of stock options) for their shares of common stock of Perceptive. Certain executive officers and directors of PAREXEL held shares of Perceptive common stock prior to the merger.

In addition, under the terms of the merger, PAREXEL assumed all outstanding stock options under Perceptive’s stock incentive plan. As a result, the holders of in-the-money Perceptive stock options as of August 22, 2005 were entitled to receive upon exercise of such stock options $1.65 in cash, without interest, for each share of Perceptive common stock that was subject to such stock options immediately prior to the merger. None of the other terms and conditions of the Perceptive stock options were changed from the terms and conditions immediately prior to the merger. The stock options will continue to be exercisable only upon payment of the exercise price of such options and are subject to the vesting schedule to which such stock options were subject immediately prior to the merger. Certain executive officers and directors of PAREXEL held stock options to purchase Perceptive common stock prior to the merger.

Furthermore, under the terms of the merger, PAREXEL made payments totaling $1.6 million to certain employees of Perceptive on the first anniversary of the effective date of the merger, including $500,000 to Mark Goldberg, Chief Operating Officer of PAREXEL. These payments were not conditioned on these employees remaining as employees of Perceptive on the first anniversary of the effective date of the merger.

The terms and conditions of the merger were established and approved by a special committee of the Board of Directors of PAREXEL consisting of two independent directors of PAREXEL having no interests in Perceptive.

NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the three years ended June 30, 2008, 2007, and 2006 were as follows:

(in thousands)	2008	2007	2006
Service revenue:
The Americas	$377,857	$290,651	$236,750
Europe, Middle East & Africa	515,445	411,483	352,310
Asia/Pacific	70,981	39,821	25,887

Total	$964,283	$741,955	$614,947

Income (loss) from operations:
The Americas	$16,079	$2,625	$(6,484)
Europe, Middle East & Africa	62,394	47,121	44,861
Asia/Pacific	8,193	7,820	1,478

Total	$86,666	$57,566	$39,855

Tangible long-lived assets:
The Americas	$58,470	$41,896	$33,442
Europe, Middle East & Africa	82,800	60,601	49,738
Asia/Pacific	12,281	4,018	1,936

Total	$153,551	$106,515	$85,116

PAREXEL is managed through three business segments, namely, CRS, PCMS and Perceptive. CRS constitutes our core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process consulting. PCMS also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (expense), and income tax expense in segment profitability. The accounting policies of the segments are the same as those described in Note 2. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

(in thousands)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2008	$745,641	$129,804	$88,838	$964,283
2007	$548,838	$120,636	$72,481	$741,955
2006	$442,512	$117,129	$55,306	$614,947

Gross profit on service revenue:
2008	$251,762	$43,874	$39,248	$334,884
2007	$190,283	$36,161	$31,624	$258,068
2006	$150,291	$35,580	$22,835	$208,706

NOTE 18. SUBSEQUENT EVENTS

On August 14, 2008, we acquired all the issued shares of ClinPhone plc, a company traded on the London Stock Exchange, (“ClinPhone”), for approximately $172 million U.S. Dollars (USD) in cash, and repaid approximately $20 million of ClinPhone debt. By combining ClinPhone with Perceptive Informatics, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClincial”) technologies for clinical research. The combined company offers unprecedented access to eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

PAREXEL has arranged a $315 million USD facility with JPMorgan Chase Bank, N.A. and Keybank National Association in order to fund the acquisition and costs related to the acquisition, and to refinance the existing debt of ClinPhone and PAREXEL (see Note 8).

Management’s Report on Internal Control

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 76.

/s/ Josef H. von Rickenbach	/s/ James F. Winschel, Jr.
Josef H. von Rickenbach	James F. Winschel, Jr.
Chairman of the Board and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008 expressed an unqualified opinion thereon.

As discussed in Note 14 to the consolidated financial statements, in fiscal 2008 PAREXEL International Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”

/s/ Ernst & Young LLP

Boston, Massachusetts
August 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PAREXEL International Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 27, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

PAREXEL’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

CODE OF ETHICS

PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officers and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”

Item 11.	Executive Compensation

Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment Agreements” and “Compensation Committee and Committee Report on Executive Compensation” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated: August 28, 2008
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Josef H. von Rickenbach Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)	August 28, 2008

/s/ A. Dana Callow, Jr.	Director	August 28, 2008
A. Dana Callow, Jr.

/s/ Patrick J. Fortune	Director	August 28, 2008
Patrick J. Fortune

/s/ Eduard E. Holdener	Director	August 28, 2008
Eduard E. Holdener

/s/ Christopher J. Lindop	Director	August 28, 2008
Christopher J. Lindop

/s/ Richard L. Love	Director	August 28, 2008
Richard L. Love

/s/ James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	August 28, 2008
James F. Winschel, Jr.

/s/ Ellen M. Zane	Director	August 28, 2008
Ellen M. Zane

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Organization of the Company, as amended. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 and incorporated herein by this reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-104968) and incorporated herein by this reference).

4.1	Specimen certificate representing the Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

4.2	Rights Agreement dated March 27, 2003 between the Corporation and Equiserve Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Vote of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated March 31, 2003 and incorporated herein by this reference).

10.1*	Form of Stock Option Agreement of the Company (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-1188) and incorporated herein by reference).

10.2*	Form of Stock Option Agreement under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 99.1 to the Company’s current Report on Form 8-K dated September 2, 2004 and incorporated herein by this reference).

10.3*	Form of Stock Option Agreement for Executive Officers under the Company’s Second Amended and Restated 1995 Stock Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.4*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by this reference).

10.5*	Second Amended and Restated 1995 Stock Plan of the Company (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by this reference).

10.6*	1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.7.1*	2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.7.2*	Amendment No. 1 to 2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.8*	2005 Stock Incentive Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.9*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.10*	Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by this reference).

10.11*	Corporate Plan for Retirement of the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.1	Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.12.2	First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.3	Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.12.4	Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.12.5	Fifth Amendment dated as of June 29, 2007 to the lease dated June 14, 1991 by and between Boston Properties Limited Partnership and PAREXEL International, LLC (filed as Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and incorporated herein by this reference).

10.13*	1998 Non-Qualified, Non-Officer Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by this reference).

10.14*	Amended and Restated Employment Agreement dated April 15, 2008 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.15.1	Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

10.15.2	First Amendment dated as of June 29, 2007 to the lease dated November 17, 1998 by and between Boston Properties Limited Partnership and PAREXEL International LLC (filed as Exhibit 10.15.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and incorporated herein by this reference).

10.16*	Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

10.17	Fourth Amendment dated August 28, 2000 to the lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.18.1*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.19.1*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.20	PAREXEL International Nonqualified Deferred Compensation Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by this reference).

10.21	ABN – AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.22	Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.23*	Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and Douglas A. Batt (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.24*	Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Kurt A. Brykman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.25	Amended and Restated Credit Agreement, dated as of September 18, 2007, between and among the Company and PAREXEL International Holding B.V., as Borrowers, certain subsidiaries of the Borrowers, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, ABN Amro Bank N.V., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.26	Credit Agreement, dated as of June 13, 2008, among the Company, PAREXEL International Holding B.V., PAREXEL International Holding UK Limited, a company incorporated in England and Wales, the subsidiaries of the Borrowers party thereto, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2008 and incorporated herein by reference).

10.26.1	Amendment and Waiver dated August 11, 2008, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders to the Credit Agreement dated as of June 13, 2008 (as amended, restated or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company, the Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and Keybank National Association, as Syndication Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2008 and incorporated herein by reference).

10.27*	2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference).

21.1	List of subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement

SCHEDULE II

PAREXEL INTERNATIONAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)	Balance at beginning of year	Charged to costs and expenses	Recovery (Deductions) and (write-offs)	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2006	$2,371	$1,293	$(195)	$3,469
Year ended June 30, 2007	$3,469	$4	$243	$3,716
Year ended June 30, 2008	$3,716	$2,349	$(606)	$5,459

(in thousands)	Balance at beginning of year	Charged to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for uncertain tax assets
Year ended June 30, 2006	$49,128	$3,052	$(9,594)	$42,586
Year ended June 30, 2007	$42,586	$347	$4,655	$47,588
Year ended June 30, 2008	$47,588	$(9,540)	$(13,519)	$24,529

*	Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries, and certain reclassifications related to the adoption of FIN 48.