Form 10-Q
period 2008-09-30
PAREXEL INTERNATIONAL CORP
filed 2008-11-07
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 2, 2008, there were 55,280,880 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48,153	$51,918
Billed and unbilled accounts receivable, net	457,682	475,816
Prepaid expenses	19,498	16,789
Deferred tax assets	15,625	21,081
Income tax receivable	—	2,198
Other current assets	11,024	13,479

Total current assets	551,982	581,281
Property and equipment, net	148,844	137,133
Goodwill	243,606	147,664
Other intangible assets, net	114,264	34,608
Non-current deferred tax assets	3,459	3,393
Long-term income tax receivable	25,727	25,727
Other assets	23,843	18,265

Total assets	$1,111,725	$948,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$50,459	$66,474
Accounts payable	16,990	22,470
Deferred revenue	195,601	213,126
Accrued expenses	39,476	35,438
Accrued restructuring charges	2,235	2,834
Accrued employee benefits and withholdings	64,538	77,176
Current deferred tax liabilities	14,866	14,343
Income tax payable	5,617	—
Other current liabilities	4,647	2,885

Total current liabilities	394,429	434,746
Long-term debt, net of current portion	228,409	3,465
Non-current deferred tax liabilities	25,983	23,069
Long-term accrued restructuring charges	1,994	2,410
Long-term tax liabilities	43,747	45,467
Other liabilities	8,783	7,833

Total liabilities	703,345	516,990
Minority interest in subsidiary	3,352	2,990
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 57,081,336 at September 30, 2008 and 56,772,274 at June 30, 2008.	570	567
Additional paid-in capital	213,682	209,410
Retained earnings	179,504	165,885
Accumulated other comprehensive income	11,272	52,229

Total stockholders’ equity	405,028	428,091

Total liabilities and stockholders’ equity	$1,111,725	$948,071

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30
	2008	2007
Service revenue	$263,046	$208,125
Reimbursement revenue	56,506	43,907

Total revenue	319,552	252,032

Costs and expenses:
Direct costs	$171,364	$136,062
Reimbursable out-of-pocket expenses	56,506	43,907
Selling, general and administrative	57,725	47,140
Depreciation	9,929	7,496
Amortization	2,035	899

Total costs and expenses	297,559	235,504

Income from operations	21,993	16,528

Interest income	2,706	4,721
Interest expense	(5,411)	(4,854)
Miscellaneous income (expense)	2,482	(293)

Other expense	(223)	(426)

Income before income taxes	21,770	16,102

Provision for income taxes	7,696	2,237

Minority interest expense (benefit)	455	(20)

Net income	$13,619	$13,885

Earnings per common share
Basic	$0.24	$0.25
Diluted	$0.23	$0.24

Shares used in computing earnings per common share
Basic	56,926	55,242
Diluted	58,164	57,082

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30
	2008	2007
Cash flow from operating activities:
Net income	$13,619	$13,885
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest expense (income), net of tax	455	(20)
Depreciation and amortization	11,964	8,395
Stock-based compensation	1,603	1,152
Changes in operating assets and liabilities	(33,914)	(40,351)

Net cash used in operating activities	(6,273)	(16,939)

Cash flow from investing activities:
Purchases of property and equipment	(19,163)	(13,036)
Acquisition of businesses	(185,337)	(51,270)
Proceeds from sale of assets	104	16

Net cash used in investing activities	(204,396)	(64,290)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,673	1,745
Repayments under lines of credit and long-term debt	(90,386)	(40,000)
Borrowings under lines of credit and long-term debt	298,961	64,976

Net cash provided by financing activities	211,248	26,721

Effect of exchange rate changes on cash and cash equivalents	(4,344)	8,267

Net decrease in cash and cash equivalents	(3,765)	(46,241)
Cash and cash equivalents at beginning of period	51,918	96,677

Cash and cash equivalents at end of period	$48,153	$50,436

Supplemental disclosures of cash flow information

Net cash paid during the period for:
Interest	$5,006	$4,855
Income taxes, net of refunds	$5,761	$5,990

Supplemental disclosures of investing activities

Fair value of assets acquired and goodwill	$227,183	$63,085
Liabilities assumed	(41,846)	(11,815)

Cash paid for acquisitions	$185,337	$51,270

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”).

On February 11, 2008, the Board of Directors of the Company approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. We excluded all outstanding restricted stock and certain outstanding options to purchase 301,500 and 28,200 shares of common stock from the calculation of diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

The following table outlines the basic and diluted earnings per common share computations:

	Three Months Ended September 30
(in thousands, except per share data)	2008	2007
Net income	$13,619	$13,885

Weighted average number of shares outstanding used in computing basic earnings per share	56,926	55,242

Dilutive common stock equivalents	1,238	1,840

Weighted average number of shares outstanding used in computing diluted earnings per share	58,164	57,082

Basic earnings per share	$0.24	$0.25
Diluted earnings per share	$0.23	$0.24

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income has been calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30
(in thousands)	2008	2007
Net Income	$13,619	$13,885
Unrealized loss on available for sale securities and derivative instruments	(309)	(386)
Foreign currency translation	(40,648)	11,399

Comprehensive Income (Loss)	$(27,338)	$24,898

NOTE 4 – ACQUISITIONS

On August 14, 2008, PAREXEL acquired all the issued shares of ClinPhone plc, a company traded on the London Stock Exchange, (“ClinPhone”), for approximately $172 million in cash, and repaid approximately $20 million of ClinPhone debt. By combining ClinPhone with Perceptive Informatics, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClinical”) technologies for clinical research. The combined company offers unprecedented access to eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of ClinPhone have been included in the accompanying Condensed Consolidated Statements of Income as of the date of the acquisition.

The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. These estimates of fair value and the purchase price are subject to finalization in the first quarter of Fiscal Year 2010. The following table summarizes the purchase price allocation for ClinPhone (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$185,297

Total	$185,297

Allocations:
Fair value of assets acquired
Accounts receivable	$20,269
Other current assets	2,177
Property and equipment, net	10,719
Goodwill	106,944
Trade name and in-process research and development	25,471
Other intangible assets, net	61,563
Liabilities assumed
Accounts payable	(8,628)
Current liabilities	(10,233)
Deferred revenues	(10,764)
Other liabilities	(12,221)

Net assets acquired	$185,297

The following table summarizes the details of our preliminary assessment of the intangible assets acquired in the ClinPhone transaction as of September 30, 2008 (in thousands):

Intangible Assets	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	13.6 years	$29,560	$262	$29,298
Backlog	4 years	6,089	190	5,899
Technology	8 years	25,914	378	25,536

Total intangible assets		$61,563	$830	$60,733

The estimated amortization expense of intangible assets acquired in the ClinPhone transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Income as follows (in thousands)

	2009	2010	2011	2012	2013
Amortization expense	$6,085	$6,954	$6,954	$6,954	$5,622

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of PAREXEL’s fiscal year 2008 (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Service revenue	$274,608	$233,987
Net income*	13,811	12,235

Basic EPS*	$0.24	$0.22
Diluted EPS*	$0.24	$0.21

*	Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expenses that would have been incurred in connection with acquired customer relationships, technology, and backlog, and elimination of non-recurring costs including ClinPhone interest expense and deal costs.

NOTE 5 – STOCK-BASED COMPENSATION

PAREXEL accounts for stock-based compensation according to SFAS No. 123(R), “Share-Based Payment.” The compensation expense recognized in the three months ended September 30, 2008 and 2007 is presented in the following table.

	Three Months Ended September 30
(in thousands)	2008	2007
Direct costs related	$534	$296
Selling, general and administrative related	1,069	856

Total stock-based compensation	$1,603	$1,152

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and MedCom Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes our core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trials management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.

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

	Three Months Ended September 30
($ in thousands)	2008	2007
Service revenue
Clinical Research Services	$202,823	$159,329
PAREXEL Consulting and MedCom Services	30,111	30,520
Perceptive Informatics, Inc.	30,112	18,276

Total service revenue	$263,046	$208,125

Direct costs
Clinical Research Services	$131,902	$104,167
PAREXEL Consulting and MedCom Services	20,163	20,939
Perceptive Informatics, Inc.	19,299	10,956

Total direct costs	$171,364	$136,062

Gross profit
Clinical Research Services	$70,921	$55,162
PAREXEL Consulting and MedCom Services	9,948	9,581
Perceptive Informatics, Inc.	10,813	7,320

Total gross profit	$91,682	$72,063

NOTE 7 – RESTRUCTURING CHARGES

Current activity charged against the restructuring accrual in the three months ended September 30, 2008 (which is included in “Current Liabilities - Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

($ in thousands)	Balance at June 30, 2008	Payments/Foreign Currency Exchange	Provision Adjustments	Balance at September 30, 2008
Facilities-related charges	$5,244	(1,015)	—	4,229

	$5,244	$(1,015)	$—	$4,229

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of our Board of Directors, the Plan will expire when the entire amount authorized has been fully utilized. Through September 30, 2008, we had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no purchases in the three months ended September 30, 2008.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt SFAS 161 in the third quarter of Fiscal Year 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations - a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. This statement will be effective for us beginning in Fiscal Year 2010.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. We are currently evaluating the potential impact of SFAS 160 on our consolidated financial statements.

NOTE 10 – INCOME TAXES

PAREXEL’s global provision for corporate income taxes is determined in accordance with SFAS 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

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

As of June 30, 2008, we had $63.2 million of gross unrecognized tax benefits of which $29.0 million would impact the effective tax rate if recognized. As of September 30, 2008, we had $60.9 million of gross unrecognized tax benefits of which $28.9 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $2.3 million decrease in gross unrecognized tax benefits, of which $0.1 million would impact the effective tax rate if recognized, is comprised of a reduction in reserves established in conjunction with the acquisition of APEX International Clinical Research Co. Ltd. in Fiscal Year 2008 related to tax positions taken in prior periods.

As of September 30, 2008, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.7 million in the next twelve months, as a result of the resolution of foreign tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of July 1, 2008, $7.7 million of interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2008 includes approximately $1.2 million of interest. As of September 30, 2008 $8.9 million of interest and penalties were included in our liability for unrecognized tax benefits.

PAREXEL is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended September 30, 2008 and 2007, we had an effective income tax rate of 35.4% and 13.9%, respectively. The increase in the tax rate, for the three months ended September 30, 2008 compared with the same period in 2007, was primarily attributable to a reduction in deferred tax liabilities in 2007. This reduction was related in part to a decrease in German tax rates.

NOTE 11 - LINES OF CREDIT

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on either prime (or, if higher, the federal funds rate plus 50 basis points) (the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

All payments of principal on the term loan facility made during each annual period described above are required to be made in equal quarterly installments and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowing under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by PAREXEL for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

Our obligations under the 2008 Credit Facility may be accelerated upon the occurrence of an event of default under the 2008 Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. Our obligations under the 2008 Credit Facility are guaranteed by certain of our U.S. domestic subsidiaries, and we have guaranteed any obligations of any co-borrowers under the 2008 Credit Facility.

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

As of September 30, 2008, we had approximately $274.6 million in principal amount of debt outstanding under the 2008 Credit Facility, including $126.5 million of principal borrowed under the revolving credit facility and $148.1 million of principal under the term loan. We have remaining borrowing availability of approximately $38.5 million under the revolving credit facility. The debt under the credit facility carries an average interest rate of 5.5%. $150 million of principal under the credit facility has been hedged with an interest rate swap agreement and carries an interest rate of 5.3%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2008, we were in compliance with all of our covenants.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2008, we had Euro 12.0 million available under this line of credit.

PAREXEL has other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2008, we had $2.0 million available under these arrangements.

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

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2008, we had approximately $39.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

We have an unsecured senior credit facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $4.9 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through September 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

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

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. Our results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth in Part II, Item 1A below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting, and PCMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, Electronic Data Capture, web-based portals, systems integration, and patient diary applications.

We conduct a significant portion of our operations in foreign countries. Our consolidated service revenue from non-U.S. operations was approximately 66.2% and 65.1% for the three months ended September 30, 2008 and 2007, respectively.

Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the three months ended September 30, 2008 and 2007, 12.8% and 11.9% of consolidated service revenue was denominated in British pounds, respectively. Euro denominated revenues were approximately 28.1% and 30.4% for the same periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES

Our global provision for corporate income taxes is determined in accordance with SFAS 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which we operate, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective tax rate.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

Interim tax provision calculations are prepared during the year based on estimates. Differences between these interim estimates and the final results for the year could materially impact our effective tax rate and the consolidated results of operations and financial position. We are required under Financial Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” to exclude from our quarterly worldwide effective income tax rate calculation losses in jurisdictions where no tax benefit can be recognized. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. We have assessed the impairment of goodwill under SFAS No. 142 in fiscal years 2008 and 2007. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Based on this assessment, there was no impairment identified at June 30, 2008 or 2007. Any future impairment of goodwill could have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30		Increase (Decrease)%
($ in thousands)	2008	2007
Service revenue
Clinical Research Services	$202,823	$159,329	43,494	27.3%
PAREXEL Consulting and MedCom Services	30,111	30,520	(409)	-1.3%
Perceptive Informatics, Inc.	30,112	18,276	11,836	64.8%

Total service revenue	$263,046	$208,125	54,921	26.4%

Direct costs
Clinical Research Services	$131,902	$104,167	27,735	26.6%
PAREXEL Consulting and MedCom Services	20,163	20,939	(776)	-3.7%
Perceptive Informatics, Inc.	19,299	10,956	8,343	76.2%

Total direct costs	$171,364	$136,062	35,302	25.9%

Gross profit
Clinical Research Services	$70,921	$55,162	15,759	28.6%
PAREXEL Consulting and MedCom Services	9,948	9,581	367	3.8%
Perceptive Informatics, Inc.	10,813	7,320	3,493	47.7%

Total gross profit	$91,682	$72,063	19,619	27.2%

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007:

For three months ended September 30 2008, we had net income of $13.6 million compared to net income of $13.9 million for the three months ended September 30 2007, with the decrease due primarily to factors described in the following paragraphs. On a fully diluted basis, earnings per share decreased to $0.23 from $0.24 for the corresponding periods. The prior period included a tax benefit of $0.07 per share on a fully diluted basis, resulting from a decrease in German tax rates.

Revenues

Service revenue increased by $54.9 million, or 26.4%, to $263.0 million for the three months ended September 30, 2008 from $208.1 million for the three months ended September 30, 2007. On a geographic basis, service revenue for the three months ended September 30, 2008 was distributed as follows: the Americas - $102.3 million (38.9%); Europe, Middle East & Africa - $140.4 million (53.4%); and Asia/Pacific - $20.3 million (7.7%). Service revenue for the three months ended September 30, 2007 was distributed as follows: The Americas - $80.0 million (38.5%); Europe, Middle East & Africa - $112.8 million (54.2%), and Asia/Pacific - $15.3 million (7.3%).

On a segment basis, CRS service revenue increased by $43.5 million, or 27.3%, to $202.8 million for the three months ended September 30, 2008 from $159.3 million for the three months ended September 30, 2007. Of the total $43.5 million increase, approximately $9.5 million was attributable to the positive impact of foreign currency fluctuations, $5.4 million was related to the APEX acquisition, and the remaining $28.6 million was driven by strength in the Phase II thru IV portion of the business as clients continue to outsource drug development activities. PCMS service revenue remained relatively flat at $30.1 million for the three months ended September 30, 2008 in comparison to the same period in 2007. Perceptive service revenue increased by $11.8 million, or 64.8%, to $30.1 million for the three months ended September 30, 2008 from $18.3 million for the three months ended September 30, 2007. This increase was due primarily to the acquisition of ClinPhone, which contributed $11.5 million in revenue for the partial quarter that it was included in the financial results

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $35.3 million, or 25.9%, to $171.4 million for the three months ended September 30, 2008 from $136.1 million for the three months ended September 30, 2007. As a percentage of total service revenue, direct costs decreased to 65.1% from 65.4% for the respective periods. On a segment basis, CRS direct costs increased by $27.7 million, or 26.6%, to $131.9 million for the three months ended September 30, 2008 from $104.2 million for the three months ended September 30, 2007. Of the total $27.7 million increase, approximately $4.5 million was attributable to foreign currency fluctuations, $3.0 million was related to APEX, and the remaining $20.2 million primarily due to increased costs to support the growth in Phase II thru IV portion of the business. As a percentage of service revenue, CRS direct costs decreased to 65.0% for the three months ended September 30, 2008 from 65.4% for the three months ended September 30, 2007. PCMS direct costs remained relatively flat at $20.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. As a percentage of service revenue, PCMS direct costs decreased to 67.0% from 68.6% for the respective periods. Perceptive direct costs increased by $8.3 million, or 76.2%, to $19.3 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007. Of the total $8.3 million increase, $4.7 million was due to the incremental direct costs of ClinPhone, $1.3 million was due to increased labor costs, $0.6 million was related to the termination of a pre-acquisition Perceptive supplier contract, and $1.7 million was related to other costs, including severance costs and reserves. As a percentage of service revenue, Perceptive direct costs increased to 64.1% for the three months ended September 30, 2008 from 59.9% for the three months ended September 30, 2007, due primarily to higher costs of ClinPhone.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $10.6 million, or 22.5%, to $57.7 million for the three months ended September 30, 2008 from $47.1 million for the three months ended September 30, 2007. Of the total $10.6 million increase, $1.7 million was attributable to foreign exchange fluctuations, $8.1 million to incremental expenses from the ClinPhone and APEX acquisitions, and $0.5 million was related to other sources to support strong revenue growth. As a percentage of service revenue, SG&A decreased to 21.9% for the three months ended September 30, 2008 from 22.6% for the three months ended September 30, 2007.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $3.6 million, or 42.5%, to $12.0 million for the three months ended September 30, 2008 from $8.4 million for the three months ended September 30, 2007, partly due to incremental D&A expense associated with the ClinPhone acquisition. As a percentage of service revenue, D&A increased slightly to 4.5% for the three months ended September 30, 2008 from 4.0% for the same period in 2007.

Other Income and Expense

Other expense was $0.2 million for the three months ended September 30, 2008 compared with $0.4 million for the three months ended September 30, 2007. The $0.2 million decrease in other expense was attributable to a $2.8 million increase in miscellaneous income, offset by a $2.6 million increase in interest expense, net of interest income. The $2.8 million increase in miscellaneous income was due primarily to a positive swing in gains related to foreign currency exchange of approximately $3.9 million; offset by a $0.2 million write-off of in-process research and development associated with the ClinPhone acquisition and by a $0.9 million decrease in other income related to the gain from the sale of a long term investment that had occurred in the three months ended September 30, 2007. The $2.6 million increase in interest expense, net of interest income, included $1.7 million in one-time charges related to the unwinding of interest rate hedges and the write-off of unamortized loan fees related to our old line of credit.

Taxes

For the three months ended September 30, 2008 and 2007, we had an effective income tax rate of 35.4% and 13.9%, respectively. The increase in the tax rate for the three months ended September 30, 2008 compared with the same period in 2007 was primarily attributable to a reduction in deferred tax liabilities in 2007. This reduction was related in part to a decrease in German tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements. As of September 30, 2008, we had cash and cash equivalents of approximately $48.2 million.

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

Generally, our clients can terminate their contracts with us upon thirty to sixty days’ notice or can delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 66 days at September 30, 2008, 63 days at June 30, 2008, and 57 days at September 30, 2007. The increase in DSO was primarily due to a decrease in gross revenue. Accounts receivable, net of the provision for losses on receivables was $457.7 million ($253.7 million in billed accounts receivable and $204.0 million in unbilled accounts receivable) at September 30, 2008 and $475.8 million ($253.2 million in billed accounts receivable and $222.6 million in unbilled accounts receivable) at June 30, 2008. Deferred revenue was $195.6 million at September 30, 2008 and $213.1 million at June 30, 2008. DSO is calculated by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash used in operating activities the three months ended September 30, 2008 totaled $6.3 million and was generated by net income of $13.6 million, non-cash charges for depreciation and amortization expense in the amount of $12.0 million, an increase in deferred income taxes of $8.8 million, $1.6 million related to non-cash charges for stock-based compensation, and $0.5 million of minority interest. These sources of cash were offset by a $20.6 million decrease in other current liabilities (mainly related to the payment of management bonuses), a $13.4 million decrease in accounts payable and other accrued expenses, a $3.9 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $2.6 million decrease in long-term liabilities, and a $2.3 million decrease in other current assets and other assets.

Net cash used in investing activities for the three months ended September 30, 2008 totaled $204.4 million and consisted of $185.3 million for the acquisition of ClinPhone and $19.1 million of capital expenditures, primarily computer software and hardware and leasehold improvements.

Net cash provided by financing activities for the three months ended September 30, 2008 totaled $211.2 million, and consisted of $208.6 million of net borrowings under a line of credit and $2.6 million in proceeds related to the issuance of common stock in conjunction with our stock option plan. The increase in net borrowings was due primarily to the acquisition of ClinPhone.

Net cash used in operating activities for the three months ended September 30, 2007 totaled $16.9 million and was attributable to a $25.3 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $9.6 million decrease in other current liabilities, mainly related to the payment of management bonuses, and a $4.8 million increase in other assets. These uses of cash were offset by $13.9 million of net income, $8.4 million related to non-cash charges for depreciation and amortization expense and $1.2 million in stock-based compensation expense.

Net cash used in investing activities for the three months ended September 30, 2007 totaled $64.3 million and consisted of $51.3 million for the acquisition of APEX and $13.0 million of capital expenditures (primarily leasehold improvements related to the expansion of our Phase I units, as well as computer software and hardware).

Net cash provided by financing activities for the three months ended September 30, 2007 totaled $26.7 million, and consisted of $25 million of net borrowings under a line of credit and $1.7 million in proceeds related to the issuance of common stock in conjunction with our stock option plan. The increase in net borrowings was needed to fund the increase in DSO and the payment of annual bonuses.

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on either prime (or, if higher, the federal funds rate plus 50 basis points) (the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

All payments of principal on the term loan facility made during each annual period described above are required to be made in equal quarterly installments and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowing under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by PAREXEL for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

Our obligations under the 2008 Credit Facility may be accelerated upon the occurrence of an event of default under the 2008 Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. Our obligations under the 2008 Credit Facility are guaranteed by certain of our U.S. domestic subsidiaries, and we have guaranteed any obligations of any co-borrowers under the 2008 Credit Facility.

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

As of September 30, 2008, we had approximately $274.6 million in principal amount of debt outstanding under the 2008 Credit Facility, including $126.5 million of principal borrowed under the revolving credit facility and $148.1 million of principal under the term loan. We have remaining borrowing availability of approximately $38.5 million under the revolving credit facility. The debt under the credit facility carries an average interest rate of 5.5%. $150 million of principal under the credit facility has been hedged with an interest rate swap agreement and carries an interest rate of 5.3%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2008, we were in compliance with all of our covenants.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 5% and 7%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2008, we had Euro 12.0 million available under this line of credit.

PAREXEL has other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 6% to 8%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At September 30, 2008, we had $2.0 million available under these arrangements.

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

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, and for business acquisitions, capital expenditures and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods as a result of our having borrowed approximately $192 million under the 2008 Credit Facility in August 2008 to finance the acquisition of ClinPhone. Our only committed external source of funds is under our 2008 Credit Facility described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2008 Credit Facility upon maturity in 2013.

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

On August 14, 2008, we acquired all the issued shares of ClinPhone for approximately $192 million, comprised of $172 million in cash for the stock of ClinPhone and approximately $20 million as repayment of ClinPhone’s existing debt. We funded the acquisition and costs related to this acquisition with borrowings made under the 2008 Credit Facility, as discussed in “Lines of Credit” above.

We expect capital expenditures to total approximately $50 to $60 million in the remainder of Fiscal Year 2009, primarily for computer software and hardware and leasehold improvements. We made capital expenditures of approximately $19.2 million during the three months ended September 30, 2008, primarily on computer software and hardware and leasehold improvements.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of June 30, 2008, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the three months ended September 30, 2008.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2008, we had approximately $39.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

We have an unsecured senior credit facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of the Company’s U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $4.9 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through September 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to its business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

INFLATION

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of new accounting pronouncements, see Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

FOREIGN CURRENCY EXCHANGE RATES

We derived approximately 66.2% of our consolidated service revenue for the three months ended September 30, 2008 from operations outside of the U.S., of which 12.8% was denominated in pounds sterling and 28.1% was denominated in Euros. We derived approximately 65.1% of our consolidated service revenue for the three months ended September 30, 2007 from operations outside of the U.S., of which 11.9% was denominated in pounds sterling and 30.4% was denominated in Euros. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign exchange fluctuations as a result of currency exchange losses could have a material effect on our results of operations. We have a derivative hedging policy to hedge certain foreign denominated accounts receivable and intercompany payables, as well as variable-to-fixed interest rate swaps. Under this policy, derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange contracts totaled approximately $281.7 million at September 30, 2008.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $328.3 million at September 30, 2008. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $31.9 million. During the three months ended September 30, 2008 and 2007, we recorded foreign exchange gains of $2.6 million and losses of $1.3 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

INTEREST RATES

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was approximately $125.1 million at September 30, 2008 and approximately $66.5 million at June 30, 2008. Long-term debt was approximately $153.8 million at September 30, 2008 and approximately $0.3 million at June 30, 2008.

In connection with the borrowings under our credit facilities as described in Note 11 to the consolidated financial statements included in Item 1 of this quarterly report, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in interest expense. We had interest rate exchange agreements with a notional amount of $150 million at September 30, 2008 and $35 million at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

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

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical and biotechnology and medical device companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the United States Food and Drug Administration (the “FDA”) or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.

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

We depend on the pharmaceutical and biotechnology industries, either or both of which may suffer in the short- or long-term.

Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

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

In addition, in order to compete effectively, we must attract and retain qualified sales, professional, scientific, and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We may not be successful in attracting or retaining key personnel.

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

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through September 30, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery of our legal fees and costs from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 66.2% and 65.1% of total consolidated service revenue for the three months ended September 30, 2008 and 2007, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 53.4% and 54.2% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 7.7% and 7.3% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our operating results are impacted by the health of the North American, European and Asian economies. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession

Our revenue and earnings are exposed to exchange rate fluctuations.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2008 was positively impacted by approximately $9.0 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2008 and 2007, 12.8% and 11.9% of consolidated service revenue was denominated in pounds sterling, respectively. Euro denominated revenues were approximately 28.1% and 30.4% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $22.0 million for the fiscal quarter ended September 30, 2008, and $26.9 million, $22.7 million, and $20.5 million for three preceding quarters. Factors that cause these variations include:

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

As of September 30, 2008, we had approximately $274.6 million principal amount of debt outstanding and remaining borrowing availability of approximately $40.4 million under our revolving line of credit (subject to certain increases as provided in the facility agreement). We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Moreover, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our $165 million revolving credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow the remaining funds available under the facility.

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

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of September 30, 2008, our total assets included $358 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

We have made a number of acquisitions, including the recent acquisitions of APEX International Clinical Research Co., Ltd. in November 2007 and ClinPhone plc in August 2008, and we will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:

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

In addition, our board of directors may issue preferred stock in the future without stockholder approval. If our board of directors issues preferred stock, the rights of the holders of common stock would be subordinate to the rights of the holders of preferred stock. Our board of directors’ ability to issue the preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of our stock.

Our stock price has been, and may in the future be volatile, which could lead to losses by investors.

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On October 31, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $10.40 per share. During the period from October 1, 2006 to October 31, 2008, our common stock closed at split adjusted prices ranging from a high of $35.81 per share to a low of $8.50 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:

•	operating results;

•	earnings estimates by analysts;

•	market conditions in our industry;

•	prospects of health care reform;

•	changes in government regulations;

•	general economic conditions, and

•	our effective income tax rate.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of our common stock. Although our common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts’ expectations of earnings growth, the price of the stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts’ expectations.

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

PAREXEL International Corporation

Date: November 7, 2008	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: November 7, 2008	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment and Waiver dated August 11, 2008, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders to the Credit Agreement dated as of June 13, 2008 (as amended, restated or otherwise modified from time to time), by and among the Company, certain subsidiaries of the Company, the Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and KeyBank National Association, as Syndication Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 13, 2008 and incorporated herein by reference).

10.2	Credit Agreement dated as of June 13, 2008, as amended by the First Amendment dated as of July 10, 2008, and as amended and restated as of August 14, 2008, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, KeyBank National Association, as Syndication Agent, HSBC Bank USA, N.A., RBS Citizens, N.A. and Fifth Bank, as Co-Documentation Agents, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2008 and incorporated herein by reference).

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002