Form 10-Q
period 2008-12-31
PAREXEL INTERNATIONAL CORP
filed 2009-02-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

(781) 487-9900

Registrant's telephone number, including area code

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 2, 2009, there were 57,612,535 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63,678	$51,918
Billed and unbilled accounts receivable, net	461,084	475,816
Prepaid expenses	17,544	16,789
Deferred tax assets	23,003	21,081
Income tax receivable	3,911	2,198
Other current assets	15,639	13,479

Total current assets	584,859	581,281
Property and equipment, net	150,264	137,133
Goodwill	239,937	147,664
Other intangible assets, net	95,657	34,608
Non-current deferred tax assets	2,639	3,393
Long-term income tax receivable	26,011	25,727
Other assets	23,764	18,265

Total assets	$1,123,131	$948,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$50,424	$66,474
Accounts payable	26,150	22,470
Deferred revenue	238,370	213,126
Accrued expenses	44,006	35,438
Accrued restructuring charges	1,576	2,834
Accrued employee benefits and withholdings	60,275	77,176
Current deferred tax liabilities	15,684	14,343
Other current liabilities	4,586	2,885

Total current liabilities	441,071	434,746
Long-term debt, net of current portion	226,871	3,465
Non-current deferred tax liabilities	23,885	23,069
Long-term accrued restructuring charges	1,473	2,410
Long-term tax liabilities	44,732	45,467
Other liabilities	7,829	7,833

Total liabilities	745,861	516,990
Minority interest in subsidiary	3,724	2,990
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 57,710,406 at December 31, 2008 and 56,772,274 at June 30, 2008.	572	567
Additional paid-in capital	216,424	209,410
Retained earnings	184,712	165,885
Accumulated other comprehensive (expense) income	(28,162)	52,229

Total stockholders’ equity	373,546	428,091

Total liabilities and stockholders’ equity	$1,123,131	$948,071

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Service revenue	$275,846	$238,653	$538,892	$446,778
Reimbursement revenue	48,155	45,635	104,661	89,542

Total revenue	324,001	284,288	643,553	536,320

Direct costs	177,295	156,991	348,659	293,053
Reimbursable out-of-pocket expenses	48,155	45,635	104,661	89,542
Selling, general and administrative	62,062	51,406	119,787	98,546
Depreciation	11,305	8,392	21,234	15,888
Amortization	2,474	1,382	4,509	2,281
Other charge	15,000	—	15,000	—

Total costs and expenses	316,291	263,806	613,850	499,310

Income from operations	7,710	20,482	29,703	37,010

Interest income	4,305	6,037	7,011	10,758
Interest expense	(7,643)	(6,669)	(13,054)	(11,523)
Miscellaneous income	6,526	303	9,008	10

Other income (expense)	3,188	(329)	2,965	(755)

Income before income taxes	10,898	20,153	32,668	36,255

Provision for income taxes	5,144	8,326	12,840	10,563

Minority interest expense	546	296	1,001	276

Net income	$5,208	$11,531	$18,827	$25,416

Earnings per common share
Basic	$0.09	$0.21	$0.33	$0.46
Diluted	$0.09	$0.20	$0.32	$0.44

Shares used in computing earnings per common share
Basic	57,634	55,641	57,552	55,441
Diluted	57,634	57,297	58,171	57,189

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31
	2008	2007
Cash flow from operating activities:
Net income	$18,827	$25,416

Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense, net of tax	1,001	276
Depreciation and amortization	25,743	18,169
Stock-based compensation	3,661	2,342
Changes in operating assets/liabilities	(9,640)	(44,966)

Net cash provided by operating activities	39,592	1,237

Cash flow from investing activities:
Purchases of marketable securities	—	(49,000)
Proceeds from sale of marketable securities	—	49,000
Purchases of property and equipment	(40,551)	(26,319)
Acquisition of businesses	(189,042)	(52,967)
Proceeds from sale of assets	113	72

Net cash used in investing activities	(229,480)	(79,214)

Cash flow from financing activities:
Borrowing under lines of credit	324,961	70,000
Repayments under lines of credit	(117,726)	(40,011)
Proceeds from issuance of common stock	3,358	5,775
Borrowings (repayments) under long-term debt	121	(46)

Net cash provided by financing activities	210,714	35,718

Effect of exchange rate changes on cash and cash equivalents	(9,066)	8,508

Net increase (decrease) in cash and cash equivalents	11,760	(33,751)

Cash and cash equivalents at beginning of period	51,918	96,677

Cash and cash equivalents at end of period	$63,678	$62,926

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$11,351	$11,523
Income taxes, net of refunds	19,942	14,675

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$230,888	$64,782
Liabilities assumed	(41,846)	(11,815)

Cash paid for acquisitions	$189,042	$52,967

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”).

On February 11, 2008, our Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. From the calculation of diluted earnings per share, we excluded all unvested restricted stock and certain outstanding options to purchase 1,767,000 and 1,176,500 shares of common stock for the three and six months ended December 31, 2008, respectively, and we excluded all unvested restricted stock and certain outstanding options to purchase 800,000 shares of common stock for the three and six months ended December 31, 2007, because they were anti-dilutive. The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net income	$5,208	$11,531	$18,827	$25,416

Weighted average number of shares outstanding used in computing basic earnings per share	57,634	55,641	57,552	55,441

Dilutive common stock equivalents	—	1,656	619	1,748

Weighted average number of shares outstanding used in computing diluted earnings per share	57,634	57,297	58,171	57,189

Basic earnings per share	$0.09	$0.21	$0.33	$0.46
Diluted earnings per share	$0.09	$0.20	$0.32	$0.44

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income has been calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three and six months ended December 31, 2008 and 2007 was as follows:

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net income	$5,208	$11,531	$18,827	$25,416
Unrealized loss on available for sale securities and derivative instruments	(7,950)	(590)	(8,259)	(976)
Foreign currency translation	(31,484)	4,155	(72,132)	15,555

Comprehensive (loss) income	$(34,226)	$15,096	$(61,564)	$39,995

NOTE 4 – ACQUISITIONS

On August 14, 2008, we acquired all the outstanding shares of ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $172 million in cash, and repaid approximately $20 million of ClinPhone debt. By combining ClinPhone with our Perceptive Informatics segment, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClinical”) technologies for clinical research. The combined company offers access to a broad array of eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of ClinPhone have been included in the accompanying Condensed Consolidated Statements of Income as of the date of the acquisition.

We allocated the total purchase price to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. Finalization of the estimates of the fair value of certain assets and liabilities will be completed before August 2009. The following table summarizes the purchase price allocation for ClinPhone (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$189,002

Total	$189,002

Allocations:
Fair value of assets acquired
Accounts receivable	$20,269
Other current assets	2,177
Property and equipment, net	10,719
Goodwill	110,649
Trade name and in-process research and development	25,471
Other intangible assets, net	61,563
Liabilities assumed
Accounts payable	(8,628)
Current liabilities	(10,233)
Deferred revenues	(10,764)
Other liabilities	(12,221)

Net assets acquired	$189,002

The following table summarizes the details of our preliminary assessment of the intangible assets acquired in the ClinPhone transaction as of December 31, 2008 (in thousands):

Intangible Assets	Weighted Average Useful Life	Cost	Accumulated Amortization/FX Impact	Net
Customer relationships	13.6 years	$29,560	$7,472	$22,088
Backlog	4 years	6,089	2,068	4,021
Technology	8 years	25,914	6,710	19,204

Total intangible assets		$61,563	$16,250	$45,313

We will record the estimated amortization expense of intangible assets acquired in the ClinPhone transaction for the current fiscal year, including amounts amortized to date, and in future years on our Condensed Consolidated Statements of Income as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$5,014	$5,345	$5,345	$5,345	$4,321

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of our fiscal year 2008 (in thousands, except per share data):

(in thousands)	Three Months Ended December 31	Six Months Ended December 31
	2007	2008	2007
Service revenue	$262,841	$550,454	$496,828
Net income*	$10,410	$19,019	$22,704

Basic EPS*	$0.19	$0.33	$0.41
Diluted EPS*	$0.18	$0.33	$0.40

*	Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expenses that would have been incurred in connection with acquired customer relationships, technology, and backlog, and elimination of non-recurring costs including ClinPhone interest expense and deal costs.

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to SFAS No. 123(R), “Share-Based Payment.” The compensation expense recognized in the three and six months ended December 31, 2008 and 2007 is presented in the following table.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Direct costs related	$522	$666	$1,056	$1,288
Selling, general and administrative related	1,536	524	2,605	1,054

Total stock-based compensation	$2,058	$1,190	$3,661	$2,342

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes our core business and includes Early and Late Phase clinical trials management, biostatistics, data management, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, web-based portals, systems integration, and patient diary applications.

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charge, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, do not identify assets by reportable segment.

($ in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Service revenue
Clinical Research Services	$200,934	$182,705	$403,757	$342,034
PAREXEL Consulting and MedCom Services	31,931	32,537	62,042	63,057
Perceptive Informatics, Inc.	42,981	23,411	73,093	41,687

Total service revenue	$275,846	$238,653	$538,892	$446,778

Direct costs
Clinical Research Services	$130,727	$122,642	$262,629	$226,809
PAREXEL Consulting and MedCom Services	20,767	21,395	40,930	42,334
Perceptive Informatics, Inc.	25,801	12,954	45,100	23,910

Total direct costs	$177,295	$156,991	$348,659	$293,053

Gross profit
Clinical Research Services	$70,207	$60,063	$141,128	$115,225
PAREXEL Consulting and MedCom Services	11,164	11,142	21,112	20,723
Perceptive Informatics, Inc.	17,180	10,457	27,993	17,777

Total gross profit	$98,551	$81,662	$190,233	$153,725

NOTE 7 – RESTRUCTURING CHARGES

Current activity charged against the restructuring accrual in the six months ended December 31, 2008 (which is included in “Current Liabilities—Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

($ in thousands)	Balance at June 30, 2008	Payments/Foreign Currency Exchange	Provision Adjustments	Balance at December 31, 2008
Facilities-related charges	$5,244	$(2,195)	—	$3,049

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 9, 2004, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock in the open market subject to market conditions. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the entire amount authorized has been fully utilized. Through December 31, 2008, we had acquired 620,414 shares at a total cost of $14.0 million under this program.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt SFAS 161 in the third quarter of Fiscal Year 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

NOTE 10 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

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

As of June 30, 2008, we had $63.2 million of gross unrecognized tax benefits of which $29.0 million would impact our effective tax rate if recognized. As of December 31, 2008, we had $61.9 million of gross unrecognized tax benefits of which $29.7 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $1.3 million net decrease in gross unrecognized tax benefits is composed of a $2.0 million gross decrease that will not impact the effective tax rate and a $0.7 million gross increase that will impact the effective tax rate, if recognized. The changes in the balance results primarily from a reduction in reserves established in conjunction with the acquisition of APEX International Clinical Research Co. Ltd. in FY 2008 net of reserves established related to the jurisdictions in which income is taxable in FY 2009.

As of December 31, 2008 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $3.9 million in the next twelve months, as a result of the resolution of U.S state, federal and certain foreign tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, $7.7 million of interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through December 31, 2008 includes approximately $1.3 million of gross interest. As of December 31, 2008, $9.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended December 31, 2008 and 2007, we had an effective income tax rate of 47.2% and 41.3% respectively. For the six months ended December 31, 2008 and 2007, we had an effective income tax rate of 39.3% and 29.1%, respectively. The increase in the tax rate for the three months ended December 31, 2008 compared with the same period in 2007, was primarily attributable to an increase in non-deductible expenses outside the United States, valuation reserves recorded for entities outside of the United States, and the impact of the current quarter’s $15 million charge. The low tax rate for the six months ended December 31, 2007 was primarily attributable to a reduction in deferred tax liabilities in 2007, due, in part, to a decrease in German tax rates.

NOTE 11 – LINES OF CREDIT

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. The principal amount of up to $150 million is made available through a term loan and the principal amount of up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the Credit Agreement) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

All payments of principal on the term loan facility made during each annual period described above are required to be made in equal quarterly installments and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowings under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by us for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

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

As of December 31, 2008, we had approximately $273.3 million in principal amount of debt outstanding under the 2008 Credit Facility, including $127.0 million of principal borrowed under the revolving credit facility and $146.3 million of principal under the term loan. As of December 31, 2008, we had remaining borrowing availability of approximately $38.0 million under the revolving credit facility. The debt under the credit facility carries an average interest rate of 2.3%. $150 million of principal under the credit facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2008, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2008, we had Euro 12.0 million available under this line of credit.

We have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and guaranteed by PAREXEL Holding BV. The line is not secured and bears interest at a rate ranging between 3% and 5%. At December 31, 2008, we had 2.0 million pounds sterling available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 3% to 5%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2008, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2008, we had approximately $33.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

Our unsecured senior credit facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) is guaranteed by certain of the Company’s U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $11.3 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through December 31, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 13 – SPECIAL CHARGE

In the second quarter of Fiscal Year 2009, one of our small biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment. The client informed us that, following the default, it had substantive discussions with two potential commercialization partners and its remaining investors, but was unable to secure additional funding for the trial. The client has since filed for bankruptcy protection. As a result, PAREXEL recorded $15 million in reserves in the second quarter of Fiscal Year 2009 for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees).

NOTE 14 – MISCELLANEOUS INCOME

The miscellaneous income recognized in the three and six months ended December 31, 2008 and 2007 is presented in the following table.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Foreign exchange gain (loss)	$12,162	$202	$14,761	$(1,145)
Other (expense) income	(5,636)	101	(5,753)	1,155

Total miscellaneous income	$6,526	$303	$9,008	$10

Other expense for the three and six months ended December 31, 2008 included by a $3.0 million write-off related to a contract dispute and a $2.3 million write-off of certain impaired assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. Our results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire year.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on August 28, 2008 (the “2008 10-K”) and under “Risk Factors” set forth in Part II, Item 1A below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

OVERVIEW

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: Early and Late Phase clinical trials management, data management, biostatistical analysis, medical communications services, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, interactive voice response systems (“IVRS”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other drug development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

We are managed through three business segments: CRS, PCMS and Perceptive.

•	CRS constitutes our core business and includes Early and Late Phase clinical trials management, biostatistics and data management, as well as related medical advisory and investigator site services.

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

We conduct a significant portion of our operations in foreign countries. Our consolidated service revenue from non-U.S. operations was approximately 63.6% and 65.6% for the six months ended December 31, 2008 and 2007, respectively.

Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the six months ended December 31, 2008 and 2007, approximately 25.7% and 28.3% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 14.1% and 13.5% for the same periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies involve: revenue recognition, billed accounts receivable, unbilled accounts receivable and deferred revenue, accounting for income taxes, and goodwill. For further information, please refer to the consolidated financial statements and footnotes thereto included in the 2008 10-K.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charge, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2008 and 2007 were as follows:

($ in thousands)	Three Months Ended		Increase (Decrease)%
	December 31, 2008	December 31, 2007
Service revenue
Clinical Research Services	$200,934	$182,705	$18,229	10.0%
PAREXEL Consulting and MedCom Services	31,931	32,537	(606)	-1.9%
Perceptive Informatics, Inc.	42,981	23,411	19,570	83.6%

Total service revenue	$275,846	$238,653	$37,193	15.6%

Direct costs
Clinical Research Services	$130,727	$122,642	$8,085	6.6%
PAREXEL Consulting and MedCom Services	20,767	21,395	(628)	-2.9%
Perceptive Informatics, Inc.	25,801	12,954	12,847	99.2%

Total direct costs	$177,295	$156,991	$20,304	12.9%

Gross profit
Clinical Research Services	$70,207	$60,063	$10,144	16.9%
PAREXEL Consulting and MedCom Services	11,164	11,142	22	0.2%
Perceptive Informatics, Inc.	17,180	10,457	6,723	64.3%

Total gross profit	$98,551	$81,662	$16,889	20.7%

($ in thousands)	Six Months Ended		Increase (Decrease)%
	December 31, 2008	December 31, 2007
Service revenue
Clinical Research Services	$403,757	$342,034	$61,723	18.0%
PAREXEL Consulting and MedCom Services	62,042	63,057	(1,015)	-1.6%
Perceptive Informatics, Inc.	73,093	41,687	31,406	75.3%

Total service revenue	$538,892	$446,778	$92,114	20.6%

Direct costs
Clinical Research Services	$262,629	$226,809	$35,820	15.8%
PAREXEL Consulting and MedCom Services	40,930	42,334	(1,404)	-3.3%
Perceptive Informatics, Inc.	45,100	23,910	21,190	88.6%

Total direct costs	$348,659	$293,053	$55,606	19.0%

Gross profit
Clinical Research Services	$141,128	$115,225	$25,903	22.5%
PAREXEL Consulting and MedCom Services	21,112	20,723	389	1.9%
Perceptive Informatics, Inc.	27,993	17,777	10,216	57.5%

Total gross profit	$190,233	$153,725	$36,508	23.7%

Three Months Ended December 31, 2008 Compared With Three Months Ended December 31, 2007:

For the three months ended December 31, 2008, PAREXEL had net income of $5.2 million compared with net income of $11.5 million for the three months ended December 31, 2007. This decrease was due primarily to factors that are described in the following paragraphs. On a fully diluted basis, earnings per share decreased to $0.09 from $0.20 for the corresponding prior year period.

Revenues

Service revenue increased by $37.1 million, or 15.6%, to $275.8 million for the three months ended December 31, 2008 from $238.7 million for the three months ended December 31, 2007. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended December 31, 2008		Three months ended December 31, 2007
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$121.6	44.1%	$92.9	38.9%
Europe, Middle East & Africa	$131.5	47.7%	$128.1	53.7%
Asia/Pacific	$22.7	8.2%	$17.7	7.4%

On a segment basis, CRS service revenue increased by $18.2 million, or 10.0%, to $200.9 million for the three months ended December 31, 2008 from $182.7 million for the three months ended December 31, 2007. The $18.2 million increase is comprised of $36.5 million attributable to strength in the Late Phase portion of the business, offset by approximately $18.3 million attributable to the negative impact of foreign currency fluctuations and by weakness in the Early Phase business.

PCMS service revenue decreased slightly to $31.9 million for the three months ended December 31, 2008 in comparison to $32.5 million for the same period in 2007. The current quarter’s results were impacted by the disposition of Barnett Educational Services and targeted withdrawals from certain other unprofitable service lines in the prior year in the Medical Communications business and the negative impact of approximately $3.8 million related to foreign currency fluctuations. The decline in Medical Communications was partly offset by growth in PAREXEL Consulting.

Perceptive service revenue increased by $19.6 million, or 83.6%, to $43.0 million for the three months ended December 31, 2008 from $23.4 million for the three months ended December 31, 2007. This increase was due primarily to ClinPhone, which contributed $20.5 million in revenue for the quarter, partly offset by $3.7 million related to the negative impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $20.3 million, or 12.9%, to $177.3 million for the three months ended December 31, 2008 from $157.0 million for the three months ended December 31, 2007. As a percentage of total service revenue, direct costs decreased to 64.3% from 65.8% for the respective periods.

On a segment basis, CRS direct costs increased by $8.1 million, or 6.6%, to $130.7 million for the three months ended December 31, 2008 from $122.6 million for the three months ended December 31, 2007. The increase was due to $18 million attributable to increased labor costs to support revenue growth, offset by approximately $9.9 million related to positive foreign currency fluctuations. As a percentage of service revenue, CRS direct costs decreased to 65.1% for the three months ended December 31, 2008 from 67.1% for the three months ended December 31, 2007.

PCMS direct costs decreased to $20.8 million for the three months ended December 31, 2008 compared with $21.4 million the three months ended December 31, 2007. This $0.6 million decrease was due primarily to foreign currency fluctuations of approximately $2.0 million and the favorable impact of exiting certain service lines; offset by $1.4 million in increased labor costs. As a percentage of service revenue, PCMS direct costs decreased to 65.0% from 65.8% for the respective periods.

Perceptive direct costs increased by $12.8 million, or 99.2%, to $25.8 million for the three months ended December 31, 2008 from $13.0 million for the three months ended December 31, 2007. This increase was due to $8.1 million for the incremental direct costs of ClinPhone, a $3.0 million reserve for a customer dispute, and $3.2 million in incremental direct labor costs to support revenue growth; offset by approximately $1.5 million related to foreign currency fluctuations. As a percentage of service revenue, Perceptive direct costs increased to 60.0% for the three months ended December 31, 2008 from 55.3% for the three months ended December 31, 2007, due primarily to the impact of recording a reserve for a customer dispute.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $10.6 million, or 20.7%, to $62.1 million for the three months ended December 31, 2008 from $51.4 million for the three months ended December 31, 2007. This increase was due primarily to $9.3 million of expenses from ClinPhone, $6.3 million in personnel costs and $3.1 million from rent and office expenses, including a $0.6 million charge to exit a leased facility; partially offset by $8.1 million attributable to foreign exchange fluctuations. As a percentage of service revenue, SG&A increased to 22.5% for the three months ended December 31, 2008 from 21.5% for the three months ended December 31, 2007.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $4.0 million, or 41.0%, to $13.8 million for the three months ended December 31, 2008 from $9.8 million for the three months ended December 31, 2007, primarily due to incremental D&A expense associated with ClinPhone, offset by approximately $1.5 million attributable to foreign exchange fluctuations. As a percentage of service revenue, D&A increased to 5.0% for the three months ended December 31, 2008 from 4.1% for the same period in 2007.

Other Charge

For the three months ended December 31, 2008, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees) from a small biopharma client that filed for bankruptcy protection.

Other Income and Expense

We recorded net other income of $3.2 million for the three months ended December 31, 2008 compared with net other expense of $0.3 million for the three months ended December 31, 2007. This $3.5 million increase was attributable to a $6.2 million increase in miscellaneous income, offset by a $2.7 million increase in interest expense, net of interest income.

The $6.2 million increase in miscellaneous income was due primarily to a positive swing in gains related to foreign currency exchange of $12.0 million, $6.8 million of which was related to ClinPhone, including certain intercompany loans that have since been restructured; offset by a $3.0 million write-off related to a contract dispute, a $2.3 million write-off of certain impaired assets, and $0.5 million related to other expenses.

Taxes

For the three months ended December 31, 2008 and 2007, we had an effective income tax rate of 47.2% and 41.3%, respectively. The increase in the tax rate was primarily attributable to an increase in non-deductible expenses outside of the United States, an increase in valuation reserves recorded for entities outside of the United States, and the impact of the $15 million reserve related to the contract termination. We expect our annual effective tax rate to be approximately 40%. Future adjustments may increase or decrease the effective tax rate.

Six Months Ended December 31, 2008 Compared With Six Months Ended December 31, 2007:

For the six months ended December 31, 2008, we had net income of $18.8 million compared to net income of $25.4 million for the six months ended December 31, 2007. This decrease was due primarily to factors that are described in the following paragraphs. On a fully diluted basis, earnings per share decreased to $0.32 from $0.44 for the corresponding periods. The prior year-to-date period included a tax benefit of $0.07 per share on a fully diluted basis, resulting from a decrease in German tax rates.

Revenues

Service revenue increased by $92.1 million, or 20.6%, to $538.9 million for the six months ended December 31, 2008 from $446.8 million for the six months ended December 31, 2007. On a geographic basis, service revenue was distributed as follows (in millions):

	Six months ended December 31, 2008		Six months ended December 31, 2007
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$223.9	41.5%	$172.9	38.7%
Europe, Middle East & Africa	$271.9	50.5%	$240.9	53.9%
Asia/Pacific	$43.1	8.0%	$33.0	7.4%

On a segment basis, CRS service revenue increased by $61.8 million, or 18.0%, to $403.8 million for the six months ended December 31, 2008 from $342.0 million for the six months ended December 31, 2007. This increase was due primarily to a $62.7 million increase in the Late Phase portion of the business related to continuing strong demand for our services, particularly from the large pharmaceutical segment, and $6.7 million from APEX. These increases were partially offset by the negative impact of foreign currency fluctuations of approximately $7.6 million.

PCMS service revenue decreased to $62.0 million for the six months ended December 31, 2008 from $63.1 million for the same period in 2007. This decrease was attributable to the disposition of Barnett Educational Services and targeted withdrawals from certain other unprofitable service lines in the prior year in the Medical Communications business and $3.7 million related to foreign currency fluctuations; partly offset by growth in PAREXEL Consulting.

Perceptive service revenue increased by $31.4 million, or 75.3%, to $73.1 million for the six months ended December 31, 2008 from $41.7 million for the six months ended December 31, 2007. This increase was due primarily to the acquisition of ClinPhone, which contributed $32.7 million in revenue, and growth of $2.3 million in our other Perceptive units; partly offset by $3.6 million related to the negative impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $55.6 million, or 19.0%, to $348.7 million for the six months ended December 31, 2008 from $293.1 million for the six months ended December 31, 2007. As a percentage of total service revenue, direct costs decreased to 64.7% from 65.6% for the respective periods.

On a segment basis, CRS direct costs increased by $35.8 million, or 15.8%, to $262.6 million for the six months ended December 31, 2008 from $226.8 million for the six months ended December 31, 2007. This increase resulted from a $32.2 million increase in costs to support growth in the Late Phase portion of the business and $7.9 million related to APEX; partly offset by $4.3 million attributable to the positive impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs decreased to 65.0% for the six months ended December 31, 2008 from 66.3% for the six months ended December 31, 2007.

PCMS direct costs decreased to $40.9 million for the six months ended December 31, 2008 from $42.3 million for the six months ended December 31, 2007. This $1.4 million decrease was caused by $2.0 million in foreign currency fluctuations; offset by a $0.6 million increase in labor costs. As a percentage of service revenue, PCMS direct costs decreased to 66.0% from 67.1% for the respective periods.

Perceptive direct costs increased by $21.2 million, or 88.6%, to $45.1 million for the six months ended December 31, 2008 from $23.9 million for the six months ended December 31, 2007. Of the total $21.2 million increase, $12.7 million was due to the incremental direct costs of ClinPhone, $3.0 million was attributed to a reserve for a customer dispute, $0.6 million was related to the termination of a pre-acquisition Perceptive supplier contract, and $5.9 million in incremental labor costs; offset by approximately $1.0 million related to foreign currency fluctuations. As a percentage of service revenue, Perceptive direct costs increased to 61.7% for the six months ended December 31, 2008 from 57.4% for the six months ended December 31, 2007, due primarily to the impact of recording a reserve for a customer dispute.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $21.2 million, or 21.6%, to $119.8 million for the six months ended December 31, 2008 from $98.5 million for the six months ended December 31, 2007. This $21.2 million increase was due primarily to $17.3 million related to incremental expenses of ClinPhone and APEX and $9.3 million in costs required to support strong revenue growth, primarily in personnel, rent, and office expenses; offset by $5.4 million attributable to the positive impact of foreign exchange fluctuations. As a percentage of service revenue, SG&A remained relatively flat at 22.2% for the six months ended December 31, 2008 and 22.1% for the six months ended December 31, 2007.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $7.6 million, or 41.7%, to $25.7 million for the six months ended December 31, 2008 from $18.2 million for the six months ended December 31, 2007. The increase was due primarily to an $8.7 million increase in depreciation and amortization including the incremental D&A expense associated with ClinPhone, offset by approximately $1.1 million attributable to foreign exchange fluctuations. As a percentage of service revenue, D&A increased to 4.8% for the six months ended December 31, 2008 from 4.1% for the same period in 2007.

Other Charge

For the six months ended December 31, 2008, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees) from a small biopharma client that filed for bankruptcy protection.

Other Income and Expense

We recorded net other income of $3.0 million for the six months ended December 31, 2008 compared with net other expense of $0.8 million for the six months ended December 31, 2007. This $3.7 million increase was attributable to a $9.0 million increase in miscellaneous income, offset by a $5.3 million increase in interest expense, net of interest income.

The $9.0 million increase in miscellaneous income was due primarily to a positive swing in gains related to foreign currency exchange of approximately $15.9 million, $6.2 million of which was related to ClinPhone including certain intercompany loans that have since been restructured; offset by a $3.0 million write-off related to a contract dispute and a $2.3 million write-off of certain impaired assets, a $1.0 million gain on the sale of an investment that occurred in the 2007 period, and $0.6 million in other expenses.

Taxes

For the six months ended December 31, 2008 and 2007, we had an effective income tax rate of 39.3% and 29.1%, respectively. The low tax rate for the six months ended December 31, 2007 was primarily attributable to a reduction in deferred tax liabilities in 2007, due, in part, to a decrease in German tax rates. We expect our annual effective tax rate to be approximately 40%. Future adjustments may increase or decrease the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements. As of December 31, 2008, we had cash and cash equivalents of approximately $63.7 million.

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

In the second quarter of Fiscal Year 2009, one of our small biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment. The client informed us that, following the default, it had substantive discussions with two potential commercialization partners and its remaining investors, but was unable to secure additional funding for the trial. The client has since filed for bankruptcy protection. As a result, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees). We have reviewed the projects and clients in our backlog and receivables and believe that we do not have significant exposures of a similar nature from other clients at this time. Additionally, we have reviewed and tightened our credit policies to minimize this type of risk in the future.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 55 days at December 31, 2008, 63 days at June 30, 2008, and 52 days at December 31, 2007. The decrease in DSO from June 2008 was primarily due to stronger cash collections and a $12.3 million non-cash provision for bad debt related to the late-phase clinical trial for a small biopharma client described above. Accounts receivable, net of the provision for losses on receivables was $461.1 million ($259.1 million in billed accounts receivable and $202.0 million in unbilled accounts receivable) at December 31, 2008 and $475.8 million ($253.2 million in billed accounts receivable and $222.6 million in unbilled accounts receivable) at June 30, 2008. Deferred revenue was $238.4 million at December 31, 2008 and $213.1 million at June 30, 2008. We calculate DSO by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the six months ended December 31, 2008 totaled $39.6 million and was generated from net income of $18.8 million, non-cash charges for depreciation and amortization expense in the amount of $25.7 million, a $20.5 million decrease in net receivables (net of deferred revenue and allowances for doubtful accounts), $19.0 million related to changes in prepaid assets and other current assets, $3.7 million of non-cash charges for stock-based compensation, and $2.0 million from other sources. These sources of cash were offset by a $29.5 million increase in other assets, a $16.9 million decrease in other current liabilities (mainly related to the payment of management bonuses), and a $3.7 million decrease in accounts payable and other accrued expenses and other liabilities.

Net cash provided by operating activities for the six months ended December 31, 2007 totaled $1.2 million and was attributable to $25.4 million of net income, $18.2 million related to non-cash charges for depreciation and amortization expense, $5.1 million related to changes in other operating assets/liabilities, and $2.3 million in stock-based compensation expense. This was offset by a $27.3 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $16.7 million decrease in other current liabilities and a $5.8 million decrease in accounts payable, mainly related to the payment of management bonuses.

Net cash used in investing activities for the six months ended December 31, 2008 totaled $229.5 million and consisted of $189.0 million for the acquisition of ClinPhone and $40.5 million of capital expenditures, primarily leasehold improvements and computer software and hardware.

Net cash used in investing activities for the six months ended December 31, 2007 totaled $79.2 million and consisted of $52.9 million for the acquisition of APEX and $26.3 million of capital expenditures (primarily leasehold improvements related to the expansion of our facilities, as well as computer software and hardware).

Net cash provided by financing activities for the six months ended December 31, 2008 totaled $210.7 million and consisted of $207.3 million of net borrowings under a line of credit and $3.4 million in proceeds related to the issuance of common stock in conjunction with our stock option plan. The increase in net borrowings was due primarily to the acquisition of ClinPhone.

Net cash provided by financing activities for the six months ended December 31, 2007 totaled $35.7 million and consisted of $30 million of net borrowings under a line of credit and $5.7 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option plan.

LINES OF CREDIT

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. The principal amount of up to $150 million is made available through a term loan and the principal amount of up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the Credit Agreement) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

All payments of principal on the term loan facility made during each annual period described above are required to be made in equal quarterly installments and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowings under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined at the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by us for borrowings with an interest rate based on LIBOR or EURIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under swingline loans is payable when principal is required to be repaid.

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

As of December 31, 2008, we had approximately $273.3 million in principal amount of debt outstanding under the 2008 Credit Facility, including $127.0 million of principal borrowed under the revolving credit facility and $146.3 million of principal under the term loan. As of December 31, 2008, we had remaining borrowing availability of approximately $38.0 million under the revolving credit facility. The debt under the credit facility carries an average interest rate of 2.3%. $150 million of principal under the credit facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2008, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at a rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2008, we had Euro 12.0 million available under this line of credit.

We have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and guaranteed by PAREXEL Holding BV. The line is not secured and bears interest at a rate ranging between 3% and 5%. At December 31, 2008, we had 2.0 million pounds sterling available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at rates ranging from 3% to 5%. The lines of credit are payable on demand and are supported by PAREXEL International Corporation. At December 31, 2008, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the net position is used as a basis by the bank for calculating interest. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit or debit balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the Bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, and for business acquisitions, capital expenditures and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed approximately $192 million under the 2008 Credit Facility in August 2008 to finance the acquisition of ClinPhone. Our only committed external source of funds is under our 2008 Credit Facility described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A—Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2008 Credit Facility upon maturity in 2013.

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence; however, we are currently focused on integrating our recent acquisitions. Depending on their size, any such acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing on terms acceptable to us or at all.

On August 14, 2008, we acquired all the issued shares of ClinPhone for approximately $192 million, comprised of $172 million in cash for the stock of ClinPhone and approximately $20 million as repayment of ClinPhone’s existing debt. We funded the acquisition and costs related to this acquisition with borrowings made under the 2008 Credit Facility, as discussed in “Lines of Credit” above.

We expect capital expenditures to total approximately $30 to $40 million in the remainder of Fiscal Year 2009, primarily for computer software and hardware and leasehold improvements. We made capital expenditures of approximately $40.6 million during the six months ended December 31, 2008, primarily for leasehold improvements and computer software and hardware.

On September 9, 2004, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of June 30, 2008, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the six months ended December 31, 2008.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2008, we had approximately $33.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

Our unsecured senior credit facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) is guaranteed by certain of the Company’s U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $11.3 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through December 31, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

We periodically become involved in various claims and lawsuits that are incidental to its business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of new accounting pronouncements, see Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 63.6% of our consolidated service revenue for the six months ended December 31, 2008 from operations outside of the U.S., of which 25.7% was denominated in Euros and 14.1% was denominated in pounds sterling. We derived approximately 65.6% of our consolidated service revenue for the six months ended December 31, 2007 from operations outside of the U.S., of which 28.3% was denominated in Euros and 13.5% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program.

Our foreign denominated intercompany debt and accounts receivable hedging program is a cash flow hedge program designed to minimize foreign currency volatility. The objective of the program is to reduce variability of cash flows with respect to forecasted billing for services provided and the foreign exchange exposure related to payment of invoices.

Under our interest rate hedging program, we swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest.

Under these policies, derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The notional contract amount of these outstanding foreign currency exchange and interest swap contracts totaled approximately $446.2 million at December 31, 2008.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. These hedges include cash flow hedges similar to those described above but may involve other denominations and counterparties. The notional contract amount of these outstanding foreign currency exchange contracts was approximately $134.4 million at December 31, 2008. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $13.3 million. During the six months ended December 31, 2008 and 2007, we recorded foreign exchange gains of $14.8 million and losses of $1.1 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $50.4 million at December 31, 2008 and $66.5 million at June 30, 2008. Long-term debt was $226.9 million at December 31, 2008 and $0.3 million at June 30, 2008.

In connection with the borrowings under our credit facilities as described in Note 11 to the consolidated financial statements included in Item 1 of this quarterly report, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. We had interest rate exchange agreements with a notional amount of $150 million at December 31, 2008 and $35 million at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating our Company and our business. These risk factors could cause our actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.

The following discussion includes five new or revised risk factors (“Certain clients may default on contractual obligations, which may negatively impact our financial performance;” “We depend on the pharmaceutical and biotechnology industries, either or both of which may suffer in the short- or long-term;” “If our Perceptive business is unable to maintain continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions, its business will be harmed;” “Our revenue and earnings are exposed to exchange rate fluctuations;” and “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.”) that reflect material developments subsequent to the discussion of risk factors included in the 2008 10-K.

Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.

The loss, modification, or delay of large or multiple contracts may negatively impact our financial performance.

Our clients generally can terminate their contracts with us upon 30 to 60 days’ notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced contract cancellations, which have adversely affected our operating results, including cancellations of a late-phase contract during the first quarter of Fiscal Year 2008 and a late-phase contract during the second quarter of Fiscal Year 2007.

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

Certain clients may default on contractual obligations, which may negatively impact our financial performance.

Some of our clients do not generate revenue and rely upon venture capital and private equity investment to meet their capital needs. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. In the second quarter of Fiscal Year 2009, one of our small biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment. As a result, we recorded approximately $15.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. Although we have reviewed the projects and clients in our backlog and receivables and believe that we do not have significant exposures of a similar nature from other clients, it is possible that a similar situation could arise in the future.

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

Approximately 90% of our contracts are fixed rate. If we fail to accurately price our contracts or if we experience significant cost overruns, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.

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

In addition, we are dependent upon the ability and willingness of pharmaceutical and biotechnology companies to continue to spend on research and development and to outsource the services that we provide. We are therefore subject to risks, uncertainties and trends that affect companies in these industries. We have benefited to date from the tendency of pharmaceutical and biotechnology companies to outsource clinical research projects, but any downturn in these industries or reduction in spending or outsourcing could adversely affect our business. For example, if these companies expanded upon their in-house clinical or development capabilities, they would be less likely to utilize our services.

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

Although the computer and communications hardware used in our Perceptive business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. And while certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. In addition, the Perceptive software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If Perceptive fails to maintain and further develop the necessary computer capacity and data to support the needs of our Perceptive customers, it could result in a loss of or a delay in revenue and market acceptance. Additionally, significant delays in the planned delivery of system enhancements or inadequate performance of the systems once they are completed could damage our reputation and harm our business.

Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly in areas where we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through December 31, 2008, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery of our legal fees and costs from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 63.6% and 65.6% of total consolidated service revenue for the six months ended December 31, 2008 and 2007, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 50.5% and 53.9% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 8.0% and 7.4% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the six months ended December 31, 2008 was negatively impacted by approximately $14.9 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2008 and 2007, approximately 25.7% and 28.3% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 14.1% and 13.5% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $7.7 million for the fiscal quarter ended December 31, 2008, and $22.0 million, $26.9 million, and $22.7 million for three preceding quarters. Factors that cause these variations include:

•	the level of new business authorizations in a particular quarter or year;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	seasonality;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices;

•	timing, costs and the related financial impact of acquisitions;

•	the timing of internal expansion;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries

•	the dollar amount of changes in contract scope finalized during a particular period; and

•	the amount of any reserves we are required to record.

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

As of December 31, 2008, we had approximately $273.3 million principal amount of debt outstanding and remaining borrowing availability of approximately $38.0 million under our revolving line of credit (subject to certain increases as provided in the facility agreement). We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

As of December 31, 2008, our total assets included $335.6 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

Our business has experienced substantial expansion in the past and such expansion and any future expansion could strain our resources if not properly managed.

We have expanded our business substantially in the past. For example, in August 2008, we completed the acquisition of ClinPhone, a leading clinical technology organization, for a purchase price of approximately $192 million, comprised of $172 million for the stock of ClinPhone and $20 million for repayment of ClinPhone’s existing debt. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On January 26, 2009, the closing sales price of our common stock on the Nasdaq Global Select Market was $7.36 per share. During the period from January 26, 2006 to January 26, 2009, our common stock closed at split adjusted prices ranging from a high of $35.81 per share to a low of $6.57 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On December 11, 2008, the we held our 2008 annual meeting of shareholders.

(b)	Not applicable.

(c)	At our 2008 annual meeting of shareholders, our shareholders approved the following proposals by the votes specified below:

1.	to elect the following persons to serve as directors for a three-year term continuing until the annual meeting of shareholders in 2011 and until their successors are elected and qualified:

Director Nominees	Class	Term Expires	For	Withheld
Patrick J. Fortune	I	2011	50,751,549	4,636,664
Ellen M. Zane	I	2011	53,095,310	2,292,903

2.	to ratify of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009:

For	Against	Abstain	Broker Non-Votes
52,464,278	763,833	2,160,102	-0-

(d)	Not applicable.

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAREXEL International Corporation

Date: February 9, 2009	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 9, 2009	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment dated as of December 19, 2008 to the Credit Agreement dated as of June 13, 2008, as amended and restated as of August 14, 2008 (as amended, restated or otherwise modified from time to time, the “Credit Agreement”), among the Company, PAREXEL INTERNATIONAL HOLDING B.V., a subsidiary of the Company that is a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) (the “Dutch Borrower”), PAREXEL INTERNATIONAL HOLDING UK LIMITED, a subsidiary of the Company that is a company incorporated in England and Wales (“Bidco”; and together with the Company, the Dutch Borrower and other Persons who are or hereafter are designated as Borrowers pursuant to Section 2.21 of the Credit Agreement, the “Borrowers”), the Subsidiaries of the Borrowers party thereto, the lenders party thereto (the “Lenders”), JPMORGAN CHASE BANK, N.A., as Administrative Agent, J.P. MORGAN EUROPE LIMITED, as London Agent, and KEYBANK NATIONAL ASSOCIATION, as Syndication Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 24, 2008 and incorporated herein by reference).

10.2	Amended and Restated Change of Control/Severance Agreement, dated as of October 31, 2008, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008 and incorporated herein by reference).

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002