Form 10-Q
period 2009-03-31
PAREXEL INTERNATIONAL CORP
filed 2009-05-08
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 4, 2009, there were 57,531,360 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$99,512	$51,918
Billed and unbilled accounts receivable, net	430,393	475,816
Prepaid expenses	17,682	16,789
Deferred tax assets	23,988	21,081
Income tax receivable	—	2,198
Other current assets	24,050	14,278

Total current assets	595,625	582,080
Property and equipment, net	152,041	137,133
Goodwill	226,412	147,664
Other intangible assets, net	95,782	34,608
Non-current deferred tax assets	3,984	3,393
Long-term income tax receivable	21,473	25,727
Other assets	22,478	18,265

Total assets	$1,117,795	$948,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$57,100	$66,474
Accounts payable	20,756	22,470
Deferred revenue	244,262	213,126
Accrued expenses	29,525	35,438
Accrued restructuring charges	1,032	2,834
Accrued employee benefits and withholdings	66,774	77,176
Current deferred tax liabilities	17,138	14,343
Income tax payable	2,660	—
Other current liabilities	15,047	3,684

Total current liabilities	454,294	435,545
Long-term debt, net of current portion	229,360	3,465
Non-current deferred tax liabilities	19,648	23,069
Long-term accrued restructuring charges	1,268	2,410
Long-term tax liabilities	41,499	45,467
Other liabilities	7,720	7,833

Total liabilities	753,789	517,789
Minority interest in subsidiary	3,796	2,990
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 57,558,292 at March 31, 2009 and 56,772,274 at June 30, 2008.	570	567
Additional paid-in capital	216,824	209,410
Retained earnings	198,916	165,885
Accumulated other comprehensive (expense) income	(56,100)	52,229

Total stockholders’ equity	360,210	428,091

Total liabilities and stockholders’ equity	$1,117,795	$948,870

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Service revenue	$264,457	$245,336	$803,349	$692,114
Reimbursement revenue	46,504	49,387	151,165	138,929

Total revenue	310,961	294,723	954,514	831,043

Direct costs	$165,781	161,263	$514,440	454,316
Reimbursable out-of-pocket expenses	46,504	49,387	151,165	138,929
Selling, general and administrative	58,998	52,819	178,785	151,365
Depreciation	10,531	8,162	31,765	24,050
Amortization	2,728	1,231	7,237	3,512
Restructuring benefit	—	(860)	—	(860)
Other charge	—	—	15,000	—

Total costs and expenses	284,542	272,002	898,392	771,312

Income from operations	26,419	22,721	56,122	59,731

Interest income	3,126	7,022	10,138	17,780
Interest expense	(5,900)	(7,640)	(18,955)	(19,163)
Miscellaneous (expense) income	(1,942)	970	7,066	980

Other (expense) income	(4,716)	352	(1,751)	(403)

Income before income taxes	21,703	23,073	54,371	59,328

Provision for income taxes	7,400	8,586	20,240	19,149

Minority interest expense	99	301	1,100	577

Net income	$14,204	$14,186	$33,031	$39,602

Earnings per common share
Basic	$0.25	$0.25	$0.57	$0.71
Diluted	$0.25	$0.25	$0.57	$0.69

Shares used in computing earnings per common share
Basic	57,556	56,108	57,449	55,662
Diluted	57,556	57,765	57,861	57,380

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31
	2009	2008
Cash flow from operating activities:
Net income	$33,031	$39,602
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest expense, net of tax	1,100	577
Depreciation and amortization	39,002	27,562
Gain on disposal of fixed assets	555	9
Stock-based compensation	5,409	3,736
Deferred income taxes	(4,526)	(22,696)
Changes in operating assets/liabilities	15,884	(31,849)

Net cash provided by operating activities	90,455	16,941

Cash flow from investing activities:
Purchases of marketable securities	—	(49,000)
Proceeds from sale of marketable securities	—	49,000
Purchases of property and equipment	(57,203)	(45,113)
Acquisition of businesses	(189,042)	(55,337)
Proceeds from sale of assets	155	950

Net cash used in investing activities	(246,090)	(99,500)

Cash flow from financing activities:
Borrowing under lines of credit	344,961	43,000
Repayments under lines of credit	(129,586)	(25,000)
Proceeds from issuance of common stock	3,390	9,872
Borrowings (repayments) under long-term debt	1,603	(285)
Restricted stock surrendered	(1,382)	—

Net cash provided by financing activities	218,986	27,587

Effect of exchange rate changes on cash and cash equivalents	(15,757)	11,608

Net increase (decrease) in cash and cash equivalents	47,594	(43,364)

Cash and cash equivalents at beginning of period	51,918	96,677

Cash and cash equivalents at end of period	$99,512	$53,313

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$17,743	$18,779
Income taxes, net of refunds	26,405	24,170

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$231,374	$70,454
Liabilities assumed	(42,332)	(15,117)

Cash paid for acquisitions	$189,042	$55,337

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 10-K”).

Certain Fiscal Year 2008 amounts have been reclassified to conform to Fiscal Year 2009 presentation.

On February 11, 2008, our board of directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. From the calculation of diluted earnings per share, we excluded all unvested restricted stock and certain outstanding options to purchase 2,669,636 and 1,401,500 shares of common stock for the three and nine months ended March 31, 2009, respectively, and we excluded all unvested restricted stock and certain outstanding options to purchase 21,000 and 24,600 shares of common stock for the three and nine months ended March 31, 2008, respectively, because they were anti-dilutive. The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net income	$14,204	$14,186	$33,031	$39,602

Weighted average number of shares outstanding used in computing basic earnings per share	57,556	56,108	57,449	55,662

Dilutive common stock equivalents	—	1,657	412	1,718

Weighted average number of shares outstanding used in computing diluted earnings per share	57,556	57,765	57,861	57,380

Basic earnings per share	$0.25	$0.25	$0.57	$0.71
Diluted earnings per share	$0.25	$0.25	$0.57	$0.69

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income has been calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three and nine months ended March 31, 2009 and 2008 was as follows:

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net income	$14,204	$14,186	$33,031	$39,602
Unrealized gain (loss) on derivative instruments*	2,479	(707)	(5,780)	(1,683)
Foreign currency translation	(30,417)	14,894	(102,549)	30,449

Comprehensive (loss) income	$(13,734)	$28,373	$(75,298)	$68,368

* net of deferred tax amounts (liability) asset	$(1,635)	$460	$3,816	$938

NOTE 4 – ACQUISITIONS

On August 14, 2008, we acquired all the outstanding shares of ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $172 million in cash, and repaid approximately $20 million of ClinPhone debt. By combining ClinPhone with our Perceptive Informatics segment, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClinical”) technologies for clinical research. The combined business offers access to a broad array of eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of operations of ClinPhone have been included in the accompanying Condensed Consolidated Statements of Income as of the date of the acquisition.

We allocated the total purchase price to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. The estimates of the fair value of certain assets and liabilities will be finalized before August 2009. The following table summarizes the purchase price allocation for ClinPhone (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$189,002

Total	$189,002

Allocations:
Fair value of assets acquired
Accounts receivable	$20,269
Other current assets	2,177
Property and equipment, net	10,719
Goodwill	105,860
Trade name and in-process research and development	28,210
Other intangible assets, net	64,099
Liabilities assumed
Accounts payable	(8,628)
Current liabilities	(10,233)
Deferred revenue	(10,764)
Other liabilities	(12,707)

Net assets acquired	$189,002

The following table summarizes the details of our preliminary assessment of the intangible assets acquired in the ClinPhone transaction as of March 31, 2009 (in thousands):

Intangible Assets	Weighted Average Useful Life	Cost	Accumulated Amortization/ Foreign Currency Exchange Impact	Net
Customer relationships	13.6 years	$31,443	$8,695	$22,748
Backlog	4 years	6,326	2,277	4,049
Technology	8 years	26,330	7,916	18,414

Total intangible assets		$64,099	$18,888	$45,211

We will record the estimated amortization expense of intangible assets acquired in the ClinPhone transaction for the current fiscal year, including amounts amortized to date, and in future years on our Condensed Consolidated Statements of Income as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$5,509	$7,204	$7,204	$7,204	$5,996

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of our Fiscal Year 2008 (in thousands, except per share data):

(in thousands)	Three Months Ended March 31	Nine Months Ended March 31
	2008	2008	2009
Service revenue	$269,201	$814,911	$766,029
Net income*	$11,963	$29,840	$35,528

Basic EPS*	$0.22	$0.52	$0.62
Diluted EPS*	$0.21	$0.52	$0.60

*	Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expenses that would have been incurred in connection with acquired customer relationships, technology, and backlog, and elimination of non-recurring costs including ClinPhone interest expense and deal costs.

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to SFAS No. 123(R), “Share-Based Payment.” The compensation expense recognized in the three and nine months ended March 31, 2009 and 2008 is presented in the following table.

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Direct costs	$552	$480	$1,608	$1,110
Selling, general and administrative	1,196	914	3,801	2,626

Total stock-based compensation	$1,748	$1,394	$5,409	$3,736

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics, Inc. (“Perceptive”). CRS constitutes our core business and includes Early and Late Phase clinical trials management, biostatistics, and data management, as well as related medical advisory and investigator site services. PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and bio/pharmaceutical process and management consulting; and provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services. Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, interactive voice response systems (“IVRS”), clinical trial management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.

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

($ in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Service revenue
Clinical Research Services	$199,662	$191,572	$603,419	$533,606
PAREXEL Consulting and MedCom Services	29,176	33,484	91,218	96,541
Perceptive Informatics, Inc.	35,619	20,280	108,712	61,967

Total service revenue	$264,457	$245,336	$803,349	$692,114

Direct costs
Clinical Research Services	$127,862	$126,565	$390,491	$353,374
PAREXEL Consulting and MedCom Services	17,840	22,156	58,770	64,490
Perceptive Informatics, Inc.	20,079	12,542	65,179	36,452

Total direct costs	$165,781	$161,263	$514,440	$454,316

Gross profit
Clinical Research Services	$71,800	$65,007	$212,928	$180,232
PAREXEL Consulting and MedCom Services	11,336	11,328	32,448	32,051
Perceptive Informatics, Inc.	15,540	7,738	43,533	25,515

Total gross profit	$98,676	$84,073	$288,909	$237,798

NOTE 7 – RESTRUCTURING CHARGES

Current activity charged against the restructuring accrual in the nine months ended March 31, 2009 (which is included in “Current Liabilities—Accrued Restructuring Charges” and “Long-term Accrued Restructuring Charges” in the Condensed Consolidated Balance Sheet) was as follows:

($ in thousands)	Balance at June 30, 2008	Payments/Foreign Currency Exchange	Provision Adjustments	Balance at March 31, 2009
Facilities-related charges	$5,244	$(2,944)	—	$2,300

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 9, 2004, our board of directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock in the open market subject to market conditions. Unless terminated earlier by resolution of our board of directors, the program will expire when the entire amount authorized has been fully utilized. Through March 31, 2009, we had acquired 620,414 shares at a total cost of $14.0 million under this program. There were no purchases under this program in the three and nine months ended March 31, 2009.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends FASB Statement 133 by enhancing disclosures about an entity’s derivative and hedging activities and thereby improving financial reporting transparency. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the third quarter of Fiscal Year 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. This statement will be effective for us beginning in Fiscal Year 2010. We are currently evaluating the potential impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. We are currently evaluating the potential impact, if any, of SFAS 160 on our consolidated financial statements.

NOTE 10 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

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

As of June 30, 2008, we had $63.2 million of gross unrecognized tax benefits of which $29.0 million would impact the effective tax rate if recognized. As of March 31, 2009, we had $59.9 million of gross unrecognized tax benefits of which $27.8 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $3.3 million net decrease in gross unrecognized tax benefits is composed of: a $2.3 million decrease that will not impact the effective tax rate resulting from a reduction in reserves established in conjunction with the acquisition of APEX in Fiscal Year 2008; a $2.3 million decrease that will impact the effective tax rate reflecting the resolution of several U.S. state, U.S. federal, and certain foreign examinations; and a $1.3 million increase that will impact the effective tax rate related to the jurisdiction in which income is taxable in Fiscal Year 2009.

As of March 31, 2009, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions will increase by approximately $0.7 million in the next twelve months primarily as a result of the continuance of filing positions taken in prior periods.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, $7.7 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through March 31, 2009 includes approximately $2.0 million of gross interest. As of March 31, 2009, $9.7 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 1998 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended March 31, 2009 and 2008, we had an effective income tax rate of 34.1% and 37.2%, respectively. For the nine months ended March 31, 2009 and 2008, we had an effective income tax rate of 37.2% and 32.3%, respectively. The decrease in the tax rate for the three months ended March 31, 2009 compared with the same period in 2008, was primarily attributable to improved profitability in two legal entities, which resulted in a reduction in valuation reserves. The low tax rate for the nine months ended March 31, 2008, was primarily attributable to a reduction in deferred tax liabilities in fiscal 2008 that was due, in part, to a decrease in German tax rates.

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio, in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

As of March 31, 2009, we had approximately $281.4 million in principal amount of debt outstanding under the 2008 Credit Facility, including $137.0 million of principal borrowed under the revolving credit facility and $144.4 million of principal under the term loan, and remaining borrowing availability of approximately $28.0 million under the revolving credit facility. $150 million of principal under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, the debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.5%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2009, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2009, we had Euro 12.0 million available under this line of credit.

We have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 3% and 5%. At March 31, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 3% to 5%. The lines of credit are payable on demand. At March 31, 2009, we had $2.0 million available under these arrangements.

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

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2009, we had approximately $31.7 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $6.0 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through March 31, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, that insurance also is subject to deductibles and coverage limits.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 13 – OTHER CHARGE

In the second quarter of Fiscal Year 2009, we received notification from a small biopharma client that the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. The client advised us that the client encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment to the client. The client informed us that, following the default, it had substantive discussions with two potential commercialization partners and its remaining investors, but was unable to secure additional funding for the trial. The client has since filed for bankruptcy protection. As a result, we recorded $15 million in reserves in the second quarter of Fiscal Year 2009 consisting of $12.3 million in bad debt expense and $2.7 million in anticipated wind-down costs and related expenses (for service fees, pass-through costs, and investigator fees).

NOTE 14 – MISCELLANEOUS (EXPENSE) INCOME

The miscellaneous (expense) income recognized in the three and nine months ended March 31, 2009 and 2008 is presented below.

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Foreign exchange (loss) gain	$(2,455)	$229	$12,306	$(916)
Other income (expense)	513	741	(5,240)	1,896

Total miscellaneous (expense) income	$(1,942)	$970	$7,066	$980

Other expense for the nine months ended March 31, 2009 included by a $3.0 million write-off related to a contract dispute and a $2.3 million write-off of certain impaired assets.

NOTE 15 – DERIVATIVES

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program that are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

•

Our foreign denominated intercompany debt and accounts receivable hedging program is a cash flow hedge program designed to minimize foreign currency volatility. The objective of the program is to reduce variability of cash flows with respect to forecasted billing for services provided outside of the currency underlying the service contract with our customer and the foreign exchange exposure related to payment of invoices for services provided in executing the customer contract. We primarily utilize forward exchange contracts and purchased currency options with maturities of no more than 12 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations as services are performed and billed, and are generally expected to be reclassified to earnings in the next 12 months as the underlying transactions occur.

•

Under our interest rate hedging program, we swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These hedges include cash flow hedges similar to those described above but may involve other denominations or counterparties and are not accounted for as hedges in accordance with SFAS 133.

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2009 and June 30, 2008 (in thousands). All amounts are reported in other current assets and other current liabilities.

	March 31, 2009		June 30, 2008
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$150,000	$(6,317)	$35,000	$(774)
Foreign exchange contracts	80,298	(5,918)	126,019	(25)

Total SFAS 133 derivatives	$230,298	$(12,235)	$161,019	$(799)

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$210,036	$6,020	$159,491	$2,640

Total non-SFAS 133 derivatives	$210,036	$6,020	$159,491	$2,640

Total derivatives	$440,334	$(6,215)	$320,510	$1,841

The change in the fair value of derivatives designated as hedging instruments under SFAS 133 is recorded to other comprehensive income (loss) on the balance sheet. The amounts recognized for the three and nine months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$(132)	$(754)	$(3,341)	$(1,383)
Foreign exchange contracts	2,611	47	(2,439)	(43)

Total SFAS 133 derivatives	$2,479	$(707)	$(5,780)	$(1,426)

The change in the fair value of derivatives not designated as hedging instruments under SFAS 133 is recorded to miscellaneous (expense) income on the income statement. The amounts recognized for the three and nine months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$(16,115)	$1,419	$779	$3,973

Total non-SFAS 133 derivatives	$(16,115)	$1,419	$779	$3,973

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on August 28, 2008 (the “2008 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

OVERVIEW

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: Early and Late Phase clinical trials management, data management, biostatistical analysis, medical communications services, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, IVRS, CTMS, web-based portals, systems integration, patient diary applications, electronic data capture (“EDC”) tools, and other drug development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

We manage our business through three business segments: CRS, PCMS and Perceptive.

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

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, IVRS, CTMS, EDC, web-based portals, systems integration, and patient diary applications.

We conduct a significant portion of our operations in foreign countries. Our consolidated service revenue from non-U.S. operations was approximately 63.0% and 64.9% for the nine months ended March 31, 2009 and 2008, respectively.

Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the nine months ended March 31, 2009 and 2008, approximately 24.5% and 28.1%, respectively, of consolidated service revenue was denominated in Euros. Consolidated service revenue, denominated in pounds sterling, was 14.6% and 13.9% for the respective periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies involve: revenue recognition, billed accounts receivable, unbilled accounts receivable and deferred revenue, accounting for income taxes, and goodwill. For further information, please refer to the consolidated financial statements and footnotes thereto included in our 2008 Form 10-K.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charge, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and nine months ended March 31, 2009 and 2008 were as follows:

($ in thousands)	Three Months Ended		Increase	%
	March 31, 2009	March 31, 2008	(Decrease)
Service revenue
Clinical Research Services	$199,662	$191,572	$8,090	4.2%
PAREXEL Consulting and MedCom Services	29,176	33,484	(4,308)	-12.9%
Perceptive Informatics, Inc.	35,619	20,280	15,339	75.6%

Total service revenue	$264,457	$245,336	$19,121	7.8%

Direct costs
Clinical Research Services	$127,862	$126,565	$1,297	1.0%
PAREXEL Consulting and MedCom Services	17,840	22,156	(4,316)	-19.5%
Perceptive Informatics, Inc.	20,079	12,542	7,537	60.1%

Total direct costs	$165,781	$161,263	$4,518	2.8%

Gross profit
Clinical Research Services	$71,800	$65,007	$6,793	10.4%
PAREXEL Consulting and MedCom Services	11,336	11,328	8	0.1%
Perceptive Informatics, Inc.	15,540	7,738	7,802	100.8%

Total gross profit	$98,676	$84,073	$14,603	17.4%

($ in thousands)	Nine Months Ended		Increase (Decrease)%
	March 31, 2009	March 31, 2008
Service revenue
Clinical Research Services	$603,419	$533,606	$69,813	13.1%
PAREXEL Consulting and MedCom Services	91,218	96,541	(5,323)	-5.5%
Perceptive Informatics, Inc.	108,712	61,967	46,745	75.4%

Total service revenue	$803,349	$692,114	$111,235	16.1%

Direct costs
Clinical Research Services	$390,491	$353,374	$37,117	10.5%
PAREXEL Consulting and MedCom Services	58,770	64,490	(5,720)	-8.9%
Perceptive Informatics, Inc.	65,179	36,452	28,727	78.8%

Total direct costs	$514,440	$454,316	$60,124	13.2%

Gross profit
Clinical Research Services	$212,928	$180,232	$32,696	18.1%
PAREXEL Consulting and MedCom Services	32,448	32,051	397	1.2%
Perceptive Informatics, Inc.	43,533	25,515	18,018	70.6%

Total gross profit	$288,909	$237,798	$51,111	21.5%

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008:

For the three months ended March 31, 2009, PAREXEL had net income of $14.2 million which was equal to net income of $14.2 million for the three months ended March 31, 2008. On a fully diluted basis, earnings per share remained flat at $0.25 for both periods.

Revenues

Service revenue increased by $19.1 million, or 7.8%, to $264.5 million for the three months ended March 31, 2009 from $245.3 million for the three months ended March 31, 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended March 31, 2009		Three months ended March 31, 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$113.6	42.9%	$99.7	40.7%
Europe, Middle East & Africa	$126.7	47.9%	$129.1	52.6%
Asia/Pacific	$24.2	9.2%	$16.5	6.7%

Revenue in The Americas increased by $13.9 million, or 13.9%. Europe, Middle East & Africa revenue declined slightly by $2.4 million, or 1.9%, while revenue from Asia /Pacific increased by $7.7 million, or 46.7%.

On a segment basis, CRS service revenue increased by $8.1 million, or 4.2%, to $199.7 million for the three months ended March 31, 2009 from $191.6 million for the three months ended March 31, 2008. The $8.1 million increase was driven by a $40.5 million increase in the Late Phase portions of the business, where our status as a preferred provider with many of our clients continues to drive our growth; offset by $25.7 million attributable to the negative impact of foreign currency fluctuations and a decrease of $6.7 million in our Early Phase business.

PCMS service revenue decreased by $4.3 million, or 12.9%, to $29.2 million for the three months ended March 31, 2009 from $33.5 million for the same period in 2008. The decrease was due primarily to the negative $5.0 million impact of foreign currency fluctuations and a decrease of approximately $0.4 million from the disposition of Barnett Educational Services in Fiscal Year 2008; partially offset by a net increase in our consulting business.

Perceptive service revenue increased by $15.3 million, or 75.6%, to $35.6 million for the three months ended March 31, 2009 from $20.3 million for the three months ended March 31, 2008. This increase was due primarily to the impact of acquiring ClinPhone in August 2008, which contributed $17.0 million in revenue for the quarter, and an increase of $3.3 million in our other business units, particularly CTMS; partly offset by $5.0 million related to the negative impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $4.5 million, or 2.8%, to $165.8 million for the three months ended March 31, 2009 from $161.3 million for the three months ended March 31, 2008. As a percentage of total service revenue, direct costs decreased to 62.7% from 65.7% for the respective periods.

On a segment basis, CRS direct costs increased by $1.3 million, or 1.0%, to $127.9 million for the three months ended March 31, 2009 from $126.6 million for the three months ended March 31, 2008, with an increase of approximately $20.2 million attributable to our Late Phase business (primarily increased labor costs to support a higher volume of business), offset by $13.8 million related to the positive impact of foreign currency fluctuations and $5.1 million related to lower costs in the Early Phase business. As a percentage of service revenue, CRS direct costs decreased to 64.0% for the three months ended March 31, 2009 from 66.1% for the three months ended March 31, 2008 as a result of improved productivity and efficiency in Late Phase, partly offset by under-utilization of capacity in Early Phase.

PCMS direct costs decreased by $4.3 million, or 19.5%, to $17.8 million for the three months ended March 31, 2009 from $22.2 million for the three months ended March 31, 2008. This $4.3 million decline was due primarily to $2.1 million in decreases related to lower business activity, resulting mainly from dispositions and shedding of unprofitable business lines, and $2.2 million related to the impact of positive foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 61.1% from 66.2% for the respective periods. This reduction resulted from efforts by PCMS to shed unprofitable business lines and implement substantial improvements in business processes.

Perceptive direct costs increased by $7.5 million, or 60.1%, to $20.1 million for the three months ended March 31, 2009 from $12.5 million for the three months ended March 31, 2008. This increase was related to $7.1 million of incremental direct costs associated with ClinPhone and $2.0 million in incremental direct labor costs to support a higher volume of business; offset by $1.6 million related to foreign currency fluctuations. As a percentage of service revenue, Perceptive direct costs decreased to 56.4% for the three months ended March 31, 2009 from 61.8% for the three months ended March 31, 2008. This improvement was a direct result of successful integration efforts, the off-shoring of certain operational and research and development costs, and other productivity and efficiency improvements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $6.2 million, or 11.7%, to $59.0 million for the three months ended March 31, 2009 from $52.8 million for the three months ended March 31, 2008. This increase was due primarily to $9.5 million of expenses related to ClinPhone, $5.5 million from higher facilities costs, and $1.1 million from an increase in various other expenses including fees for professional services; partially offset by $9.9 million attributable to foreign exchange fluctuations. As a percentage of service revenue, SG&A increased to 22.3% for the three months ended March 31, 2009 from 21.5% for the three months ended March 31, 2008 resulting from higher facilities costs and the impact of a slowdown in service revenue growth.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $3.9 million, or 41.2%, to $13.3 million for the three months ended March 31, 2009 from $9.4 million for the three months ended March 31, 2008, primarily due to incremental D&A expense associated with ClinPhone, offset by $1.9 million attributable to foreign exchange fluctuations. As a percentage of service revenue, D&A increased to 5.0% for the three months ended March 31, 2009 from 3.8% for the same period in 2008.

Other Income and Expense

We recorded net other expense of $4.7 million for the three months ended March 31, 2009 compared with net other income of $0.4 million for the three months ended March 31, 2008. This $5.1 million decrease resulted from an increase in foreign exchange losses of approximately $2.7 million; an increase in interest expense, net of interest income, of approximately $2.2 million; and a $0.2 million decrease in miscellaneous income.

Taxes

For the three months ended March 31, 2009 and 2008, we had an effective income tax rate of 34.1% and 37.2%, respectively. The decrease in the tax rate was primarily attributable to improved profitability in two legal entities, which caused a reduction in valuation reserves. We expect our annual effective tax rate for Fiscal Year 2009 to be approximately 38.0%. Future adjustments may increase or decrease the effective tax rate.

Nine Months Ended March 31, 2009 Compared With Nine Months Ended March 31, 2008:

For the nine months ended March 31, 2009, we had net income of $33.0 million compared with net income of $39.6 million for the nine months ended March 31, 2008. This decrease was due primarily to factors that are described in the following paragraphs. On a fully diluted basis, earnings per share decreased to $0.57 from $0.69 for the corresponding periods. The prior year-to-date period included a tax benefit of $0.07 per share on a fully diluted basis, resulting from a decrease in German statutory tax rates.

Revenues

Service revenue increased by $111.2 million, or 16.1%, to $803.3 million for the nine months ended March 31, 2009 from $692.1 million for the nine months ended March 31, 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine months ended March 31, 2009		Nine months ended March 31, 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$337.4	42.0%	$272.6	39.4%
Europe, Middle East & Africa	$398.6	49.6%	$370.0	53.5%
Asia/Pacific	$67.3	8.4%	$49.5	7.1%

Revenue in The Americas increased by $64.8 million, or 23.9%; Europe, Middle East & Africa revenue increased by $28.6 million, or 7.7%; and Asia/Pacific revenue increased by $17.9 million, or 36.1%.

On a segment basis, CRS service revenue increased by $69.8 million, or 13.1%, to $603.4 million for the nine months ended March 31, 2009 from $533.6 million for the nine months ended March 31, 2008. This increase was due primarily to $109.3 million in additional revenue in the Late Phase portions of the business as a result of continuing strong demand for our services, particularly from the large pharmaceutical segment, and approximately $5.4 million from the acquisition of APEX, which was acquired in the first quarter of Fiscal Year 2008. These increases were partially offset by the negative impact of foreign currency fluctuations of approximately $31.5 million and a decrease of $13.2 million in our Early Phase business, as a result of lower demand.

PCMS service revenue decreased by $5.3 million, or 5.5%, to $91.2 million for the nine months ended March 31, 2009 from $96.5 million for the same period in 2008. This decrease was attributable to the $2.5 million impact of the disposition of Barnett Educational Services, targeted withdrawals from certain other unprofitable service lines in the prior year in the MedCom business, and $8.5 million related to foreign currency fluctuations; partly offset by growth of approximately $5.7 million in PAREXEL Consulting.

Perceptive service revenue increased by $46.7 million, or 75.4%, to $108.7 million for the nine months ended March 31, 2009 from $62.0 million for the nine months ended March 31, 2008. This increase was due primarily to the acquisition of ClinPhone, which contributed $49.7 million in revenue, and growth of $5.1 million in other Perceptive business units; partly offset by approximately $8.1 million related to the negative impact of foreign currency fluctuations.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $60.1 million, or 13.2%, to $514.4 million for the nine months ended March 31, 2009 from $454.3 million for the nine months ended March 31, 2008. As a percentage of total service revenue, direct costs decreased to 64.0% from 65.6% for the respective periods.

On a segment basis, CRS direct costs increased by $37.1 million, or 10.5%, to $390.5 million for the nine months ended March 31, 2009 from $353.4 million for the nine months ended March 31, 2008. This increase resulted from approximately $95.5 million in costs to support growth in the Late Phase portions of the business, including $4.5 million related to the acquisition of APEX; partly offset by approximately $26.0 million in lower costs for the Early Phase business, resulting from lower business volume, and $32.4 million attributable to the positive impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs decreased to 64.7% for the nine months ended March 31, 2009 from 66.2% for the nine months ended March 31, 2008 driven by improved productivity and efficiency in the Late Phase portions of the business.

PCMS direct costs decreased $5.7 million, or 8.9%, to $58.8 million for the nine months ended March 31, 2009 from $64.5 million for the nine months ended March 31, 2008. This $5.7 million decrease was caused by $4.1 million in positive foreign currency fluctuations and a $2.1 million reduction in expenses for MedCom; partially offset by an increase of approximately $0.5 million in the expenses of our consulting business. As a percentage of service revenue, PCMS direct costs decreased to 64.4% from 66.8% for the respective periods as a result of the impact of shedding unprofitable business lines and improvements in processes.

Perceptive direct costs increased by $28.7 million, or 78.8%, to $65.2 million for the nine months ended March 31, 2009 from $36.5 million for the nine months ended March 31, 2008. Of the total $28.7 million increase, $18.3 million was due to incremental direct costs of ClinPhone, $2.6 million was related to the recording of a reserve for a customer dispute, $0.6 million was associated with the termination of a pre-acquisition Perceptive supplier contract, and $9.7 million related to incremental labor costs; offset by $2.5 million related to foreign currency fluctuations. As a percentage of service revenue, Perceptive direct costs increased to 60.0% for the nine months ended March 31, 2009 from 58.8% for the nine months ended March 31, 2008, due primarily to the impact of recording a reserve for a customer dispute.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $27.4 million, or 18.1%, to $178.8 million for the nine months ended March 31, 2009 from $151.4 million for the nine months ended March 31, 2008. This $27.4 million increase was due primarily to $26.8 million in incremental expenses resulting from the acquisitions of ClinPhone and APEX and approximately $15.6 million in costs required to support a higher business volume, primarily in personnel and facilities costs; offset by $15.0 million attributable to the positive impact of foreign exchange fluctuations. As a percentage of service revenue, SG&A increased slightly to 22.3% for the nine months ended March 31, 2009 as compared with 21.9% for the nine months ended March 31, 2008.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $11.4 million, or 41.5%, to $39.0 million for the nine months ended March 31, 2009 from $27.6 million for the nine months ended March 31, 2008. The increase was due primarily to $6.0 million in depreciation and amortization expense associated with ClinPhone and $8.3 million related primarily to the depreciation of fixed assets; partially offset by $2.9 million attributable to foreign exchange fluctuations. As a percentage of service revenue, D&A increased to 4.9% for the nine months ended March 31, 2009 from 4.0% for the same period in 2008.

Other Charge

For the nine months ended March 31, 2009, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees) from a small biopharma client that filed for bankruptcy protection. See Note 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Other Income and Expense

We recorded net other expense of $1.8 million for the nine months ended March 31, 2009 compared with $0.4 million for the nine months ended March 31, 2008. This $1.4 million increase was attributable to $7.5 million in interest expense, net of interest income, offset by an increase of $6.1 million in miscellaneous income.

The $6.1 million increase in miscellaneous income was due primarily to a positive swing in gains related to foreign currency exchange of approximately $13.2 million, $6.2 million of which was related to ClinPhone including certain intercompany loans that have since been subsequently restructured; partially offset by approximately $3.0 million related to the write-off of a contract dispute and $2.3 million related to the write-off of certain impaired assets, a gain on the sale of an investment that occurred in the 2008 period of approximately $1.0 million and approximately $0.8 million in other expenses.

Taxes

For the nine months ended March 31, 2009 and 2008, we had an effective income tax rate of 37.2% and 32.3%, respectively. The low tax rate for the nine months ended March 31, 2008 was primarily attributable to a reduction in deferred tax liabilities in fiscal 2008 due, in part, to a decrease in German tax rates. We expect our annual effective tax rate for Fiscal Year 2009 to be approximately 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect acquisition costs and capital expenditures for information systems enhancements and leasehold improvements. As of March 31, 2009, we had cash and cash equivalents of approximately $99.5 million.

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

In the second quarter of Fiscal Year 2009, we received notification from a small biopharma client that the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. The client advised us that the client encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment to the client. The client informed us that, following the default, it had substantive discussions with two potential commercialization partners and its remaining investors, but was unable to secure additional funding for the trial. The client has since filed for bankruptcy protection. As a result, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees). We have reviewed the projects and clients in our backlog and receivables and believe that we do not have significant exposures of a similar nature from other clients at this time. Additionally, we have reviewed and tightened our credit policies to minimize this type of risk in the future.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 47 days at March 31, 2009, 63 days at June 30, 2008, and 59 days at March 31, 2008. The decrease in DSO from June 2008 was primarily due to stronger cash collections and a $12.3 million non-cash provision for bad debt related to a late-phase clinical trial for a small biopharma client described above and included in the Other Charge line for the nine months ended March 31, 2009. Accounts receivable, net of the provision for losses on receivables was $430.4 million ($214.7 million in billed accounts receivable and $215.7 million in unbilled accounts receivable) at March 31, 2009 and $475.8 million ($253.2 million in billed accounts receivable and $222.6 million in unbilled accounts receivable) at June 30, 2008. Deferred revenue was $244.3 million at March 31, 2009 and $213.1 million at June 30, 2008. We calculate DSO by adding the end-of-period balances of billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the nine months ended March 31, 2009 totaled $90.5 million and was generated from net income of $33.0 million, non-cash charges for depreciation and amortization expense in the amount of $39.0 million, a $57.9 million decrease in net receivables (net of deferred revenue and allowances for doubtful accounts), $22.4 million related to changes in prepaid assets and other current assets, $5.4 million of non-cash charges for stock-based compensation, and $1.1 million from other sources. These sources of cash were offset by a $36.6 million increase in other assets, a $15.5 million decrease in other current liabilities (mainly related to the payment of management bonuses), an $11.7 million decrease in accounts payable and other accrued expenses and other liabilities, and a $4.5 million decrease in deferred income tax liability (net of deferred tax assets).

Net cash provided by operating activities for the nine months ended March 31, 2008 totaled $16.9 million and was attributable to $39.6 million of net income, a $39.9 million increase in long-term income tax liability, $27.6 million related to non-cash charges for depreciation and amortization expense, and $3.7 million in stock-based compensation expense. These amounts were offset by a $49.6 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $22.7 million decrease in deferred income taxes, a $10.8 million decrease in other current liabilities, an $8.3 million increase in other assets and a $2.5 million decrease related to changes in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended March 31, 2009 totaled $246.1 million and consisted of $189.0 million for the acquisition of ClinPhone and $57.1 million of capital expenditures, primarily for leasehold improvements and computer software and hardware.

Net cash used in investing activities for the nine months ended March 31, 2008 totaled $99.5 million and consisted of $55.3 million for acquisitions, $45.1 million of capital expenditures (primarily computer software and hardware and leasehold improvements related to the expansion of the Company’s Early Phase units); offset by $0.9 million of proceeds from the sale of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2009 totaled $219.0 million and consisted of $215.4 million of net borrowings under lines of credit, $3.4 million in proceeds related to the issuance of common stock in conjunction with stock option and employee stock purchase plans, and $0.2 million related to other activities. The increase in net borrowings was due primarily to the acquisition of ClinPhone.

Net cash provided by financing activities for the nine months ended March 31, 2008 totaled $27.6 million, and consisted of $17.7 million of net borrowings and $9.9 million in proceeds related to the issuance of common stock in conjunction with the Company’s stock option and employee stock purchase plans.

LINES OF CREDIT

2008 Credit Facility

We have a line of credit (the “2008 Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and other lenders. The 2008 Credit Facility consists of an unsecured term loan facility of $150 million and an unsecured revolving credit facility of up to $165 million. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided. Please see Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the 2008 Credit Facility.

As of March 31, 2009, we had approximately $281.4 million in principal amount of debt outstanding under the 2008 Credit Facility, including $137.0 million of principal borrowed under the revolving credit facility and $144.4 million of principal under the term loan, and remaining borrowing availability of approximately $28.0 million under the revolving credit facility. $150 million of principal under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, the debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.5%.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 3% and 5%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2009, we had Euro 12.0 million available under this line of credit.

We have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 3% and 5%. At March 31, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 3% to 5%. The lines of credit are payable on demand. At March 31, 2009, we had $2.0 million available under these arrangements.

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

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence; however, we are currently focused on integrating our recent acquisitions. Depending on their size, any such acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us.

On August 14, 2008, we acquired all of the issued shares of ClinPhone for approximately $192 million, comprised of $172 million in cash for the stock of ClinPhone and approximately $20 million as repayment of ClinPhone’s existing debt. We funded the acquisition and costs related to this acquisition with borrowings made under the 2008 Credit Facility, as discussed in “Lines of Credit” and Note 11 to our consolidated financial statements above.

We expect capital expenditures to total approximately $18 to $23 million in the remainder of Fiscal Year 2009, primarily for computer software and hardware and leasehold improvements. We made capital expenditures of approximately $57.2 million during the nine months ended March 31, 2009, primarily for leasehold improvements and computer software and hardware.

On September 9, 2004, our board of directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of March 31, 2009, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the nine months ended March 31, 2009.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2009, we had approximately $31.7 million in purchase obligations with various vendors for the purchase of computer software and other services.

Our unsecured senior credit facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) is guaranteed by certain of the Company’s U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $6.0 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through March 31, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, that insurance also is subject to deductibles and coverage limits.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 63.0% of our consolidated service revenue for the nine months ended March 31, 2009 from operations outside of the U.S., of which 24.5% was denominated in Euros and 14.6% was denominated in pounds sterling. We derived approximately 64.9% of our consolidated service revenue for the nine months ended March 31, 2008 from operations outside of the U.S., of which 28.1% was denominated in Euros and 13.9% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program.

As of March 31, 2009, the programs with derivatives designated as hedging instruments under SFAS 133 were deemed effective and the notional values of the derivatives were approximately $230.3 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the program could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of March 31, 2009, the estimated amount that could be recognized in other income is a loss of approximately $6.3 million.

As of March 31, 2009, the notional value of derivatives that were not designated as hedging instruments under SFAS 133 was approximately $210.0 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $21.0 million.

During the nine months ended March 31, 2009 and 2008, we recorded foreign exchange gains of $12.3 million and losses of $0.9 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $57.1 million at March 31, 2009 and $66.5 million at June 30, 2008. Long-term debt was $229.4 million and $3.5 million for the corresponding periods.

In connection with the borrowings under our credit facilities as described in Note 11 to the consolidated financial statements included in Item 1 of this quarterly report, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. We had interest rate exchange agreements with a notional amount of $150 million at March 31, 2009 and $35 million at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes eight new or revised risk factors (“Backlog may not result in revenue, and to the extent the mix of contracts in our backlog shifts toward larger contracts with a more global component, the rate at which this backlog converts into revenue may slow when compared to historical trends;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our revenue and earnings are exposed to exchange rate fluctuations;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “New standards or changes in existing accounting standards issued by the Financial Accounting Standards Board (FASB), SEC or other standard setting bodies may adversely affect our financial statements and could entail significant expenditures. The application of these standards often requires the use of estimates and assumptions which may materially differ from actual results;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”) that reflect material developments subsequent to the discussion of risk factors included in the 2008 10-K.

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

Backlog may not result in revenue, and the rate at which this backlog converts into revenue may slow when compared to historical trends.

Our backlog is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, as described above, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

The rate at which our backlog converts into revenue may slow. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be slower than what we have experienced in the past, which could impact our net revenue and results of operations on a quarterly and annual basis.

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

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through March 31, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery of our legal fees and costs from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 63.0% and 64.9% of total consolidated service revenue for the nine months ended March 31, 2009 and 2008, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 49.6% and 53.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 8.4% and 7.1% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the nine months ended March 31, 2009 was negatively impacted by approximately $48.2 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2009 and 2008, approximately 24.5% and 28.1% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 14.6% and 13.9% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $26.4 million for the fiscal quarter ended March 31, 2009, and $7.7 million, $22.0 million, and $26.9 million for three preceding quarters. Factors that cause these variations include:

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

As of March 31, 2009, we had approximately $281.4 million principal amount of debt outstanding and remaining borrowing availability of approximately $20.6 million under our revolving line of credit (subject to certain increases as provided in the facility agreement). We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Under the terms of the credit facility we entered into in June 2008, which we refer to as the 2008 Credit Facility, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. Some of our other smaller credit facilities also bear interest at floating rates. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change.

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

In addition, the terms of the 2008 Credit Facility provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.

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

Moreover, the 2008 Credit Facility will expire in June 2013. While we believe that our credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in the replacement, if necessary, of the 2008 Credit Facility at commercially reasonable terms, the recent and ongoing turmoil in the credit markets could affect our ability to replace the 2008 Credit Facility and/or further increase our funding costs.

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

As of March 31, 2009, our total assets included $322.2 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

New standards or changes in existing accounting standards issued by the Financial Accounting Standards Board (FASB), SEC or other standard setting bodies may adversely affect our financial statements and could entail significant expenditures. The application of these standards often requires the use of estimates and assumptions which may materially differ from actual results.

Our consolidated financial statements are currently subject to the application of U.S. Generally Accepted Accounting Principles (GAAP), which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future changes in standards may change the current accounting treatment and that such changes could have a material adverse effect on our operating results and financial condition. (See Note 9, Recently Issued Accounting Standards, for recent developments in accounting standards.)

The preparation of our consolidated financial statements in compliance with GAAP often requires management to make estimates and assumptions based on available information at that time. These estimates and assumptions may ultimately differ from actual results and the impact could have a material adverse effect on our financial position and results of operations.

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 1, 2009, the closing sales price of our common stock on the Nasdaq Global Select Market was $9.56 per share. During the period from May 1, 2006 to May 1, 2009, our common stock closed at split adjusted prices ranging from a high of $35.81 per share to a low of $6.57 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: May 8, 2009	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: May 8, 2009	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002