Form 10-K
period 2009-06-30
PAREXEL INTERNATIONAL CORP
filed 2009-08-28
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2008 was approximately $548.7 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 21, 2009 there were 57,781,745 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2009 are incorporated by reference into Part III of this report.

PAREXEL INTERNATIONAL CORPORATION

PART I

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). For this purpose, any statements contained in this report regarding PAREXEL International Corporation’s (“PAREXEL,” the “Company,” “we,” “us,” “ours” or “its”) strategy, future operations, financial position, future revenue, projected costs, prospects, plans, goals, and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “targets,” “could,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations expressed or implied in its forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements the Company makes. These important factors are described under “Critical Accounting Policies and Estimates” and under “Risk Factors” set forth below. Although the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and readers should not rely on forward-looking statements in this document as representing the Company’s views as of any date subsequent to the date of this annual report.

ITEM 1.	BUSINESS

GENERAL

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, ClinPhone randomization and trial supply management (“RTSM”), electronic data capture (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other drug development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. For large pharmaceutical and biotechnology companies, outsourcing these types of services to PAREXEL provides those companies with a variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from PAREXEL’s technical resource pool, broad therapeutic area expertise, global infrastructure designed to expedite parallel, multi-country clinical trials, and other advisory services focused on accelerating time-to-market. For smaller companies, PAREXEL provides access to expertise and a virtual and global network that enables them to develop their new drugs. Our vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications services, drug development and process optimization consulting, as well as related information technology products and integration services. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, and the desire to speed up patient recruitment and reduce development time, increased globalization and virtualization of clinical trials, productivity issues, upcoming patent expirations, and more stringent government regulations. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the drug development process.

PAREXEL is one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we manage 70 locations and have over 9,275 employees throughout 52 countries around the world. We have operations in major health care markets around the world, including the United States (“U.S.”), Canada, China, Taiwan, Japan, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, and Central and Eastern Europe including Russia, Poland, the Czech Republic, Lithuania, Hungary, Romania, and Ukraine. During Fiscal Year 2009, we derived 64.4% of our service revenue from international operations and 35.6% from the United States. Service revenue breakdown from previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report. PAREXEL was incorporated in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since our inception, we have executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance our portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships.

Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy. In August 2008, we completed the acquisition of ClinPhone plc, a company incorporated in England and Wales that was traded on the London Stock Exchange (“ClinPhone”), for approximately $190 million, comprised of $172 million for the stock of ClinPhone and $18 million as repayment of ClinPhone’s existing debt. ClinPhone’s strong clinical technology offering was combined with our Perceptive Informatics business segment to provide an extensive line of products and services throughout the entire clinical development lifecycle. Biopharmaceutical companies have increasingly requested technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the broad technological offering that we now provide gives clients a more comprehensive and robust suite of clinical information technologies.

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

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and good manufacturing practice (“GMP”) compliance consulting. In addition, PCMS provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants also identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. Additionally, PCMS provides reimbursement and market access (“RMA”) services.

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive’s portfolio of products and services include medical imaging services, ClinPhone RTSM (our Integrated Voice Response (“IVR”) product), CTMS, EDC, web-based portals, systems integration, and patient diary applications.

The revenue generated by each of our business segments for each of the last three fiscal years is described below under the headings for each segment. The profit or loss and total assets of each segment for each of the last three fiscal years are described in Note 16 to the consolidated financial statements included in Item 8 of this annual report.

CLINICAL RESEARCH SERVICES (CRS)

Our CRS business segment provides clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services. This segment generated revenue of $804.3 million, or 76.5%, of our consolidated service revenue in Fiscal Year 2009, $745.6 million, or 77.3%, of our consolidated service revenue in Fiscal Year 2008, and $548.8 million, or 74.0%, of our consolidated service revenue in Fiscal Year 2007.

Our CRS business segment offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for biopharmaceutical products. We have performed services in connection with trials in most therapeutic areas, including Cardiology, Oncology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, and Transplantation. Our multi-disciplinary clinical trials group examines a product’s existing preclinical and clinical data to design clinical trials to provide evidence of the product’s safety and efficacy.

Our CRS business segment can manage many aspects of clinical trials including: study and protocol design; Case Report Form (“CRF”) design, a paper or electronic questionnaire used in clinical research; site and investigator recruitment; patient enrollment; study monitoring and data collection; data analysis; report writing; and medical services.

Clinical trials are monitored and conducted by CRS in adherence with Good Clinical Practice (“GCP”). The design of efficient CRFs, detailed operations manuals, and site monitoring by our clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. We have adopted standard operating procedures that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of our worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical product development process. The information generated during these trials is critical to gaining marketing approval from the United States Food and Drug Administration (the “FDA”), the European Medicines Agency based on the recommendation of the Committee for Medicinal Products for Human Use, and other comparable regulatory agencies as well as market acceptance by clinicians, patients, and third-party payors. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV. See “Government Regulations” below for additional information regarding processes involved in clinical trials.

Early Phase—The Early Phase group of CRS (formerly referred to as “Clinical Pharmacology”) encompasses the early stages of clinical testing, when a product is first evaluated to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase group of CRS offers clients a one stop service where studies are performed in healthy volunteers as well as in patients of various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, Culver City and Paramount, California (U.S.); Bloemfontein, George and Port Elizabeth, South Africa; and Harrow, U.K. The bioanalytical laboratory which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is located in Bloemfontein. With these locations, the Early Phase group offers clinical pharmacology services (including bioanalytical services) with a total of 580 dedicated beds (cooperating partners not included) on three continents.

Late Phase—The Late Phase group of CRS (formerly referred to as “Phases II-IV”) encompasses the later stages of clinical testing. Through this CRS unit, we assist clients with one or more of the following aspects of clinical trials as described below. CRS performs both full-service and single- or multi-service trials. As a result, our involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial. These services include the following, the majority of which are also provided by our Early Phase group:

•

Study Protocol Design—The protocol defines, among other things, the medical issues a study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration. The study’s success depends on the protocol’s ability to predict correctly the requirements of the regulatory authorities and to generate data that will satisfy those requirements.

•

CRF Design—Once the study protocol has been finalized, a CRF must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. It may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

•

Site and Investigator Recruitment—The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to several thousand investigators who have conducted clinical trials for us. We provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

•

Patient Enrollment—The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the investigational product or a control (for example, a placebo) and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

•

Study Monitoring and Data Collection—As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs. CRFs are collected from study sites by specially trained persons known as clinical monitors. Monitors visit sites regularly to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. The monitors send completed CRFs to the study coordination site, where the CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. We offer several EDC technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the FDA’s and other relevant regulatory agencies’ adverse events reporting guidelines and related regulatory requirements.

•

Data Management—Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and all applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, our personnel screen the data to detect errors, omissions, and other deficiencies in completed CRFs. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data are entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data are then submitted to the sponsor in a customized format prescribed by the sponsor. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

•

Biostatistics and Programming—Our biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. Our CRS business segment biostatisticians may also represent clients during panel hearings at the FDA and other regulatory agencies.

•

Report Writing—A description of the study conducted, along with the statistical analysis of data collected during the trial and other clinical data are presented and summarized in a final report generated for inclusion in a regulatory document. We assist clients with writing reports for inclusion in these documents.

•

Medical Services—Throughout the course of a development program, our physicians provide a wide range of medical research and consulting services to improve the efficiency and quality of clinical research, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing, and strategy and product development. Our medical services professionals also provide lifecycle drug safety services combining operational pharmacovigilance and pharmacovigilance consulting. Operational pharmacovigilance capabilities cover all phases of clinical development and drug safety for marketed products.

•	Project Management—Throughout the entire spectrum of activities described above, our CRS segment provides project management services. These services entail providing overall leadership to our project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of trials—single-service, multi-service, or full-service.

•

Clinical Logistics—In association with the clinical trials we conduct, we offer a full range of clinical logistics services including coordinating investigational drug supply manufacturing, managing import/export requirements, labeling, warehousing, distribution, and inventory control (including the return and destruction of unused trial medication, lab services, and ancillary supplies).

PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES (PCMS)

Our PCMS segment provides technical expertise and advice in such areas as drug development, regulatory affairs, and GMP compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization. PCMS also provides RMA consulting services. Service revenue from the PCMS business segment represented $121.8 million, or 11.6%, of consolidated service revenue in Fiscal Year 2009, $129.8 million, or 13.5%, of consolidated service revenue in Fiscal Year 2008 and $120.6 million, or 16.2%, of consolidated service revenue in Fiscal Year 2007. We conduct our PCMS operations through four groups: (i) Integrated Product Development Consulting, (ii) Strategic Compliance Consulting, (iii) Medical Communications Services and (iv) Reimbursement & Market Access.

Integrated Product Development Consulting—Our Integrated Product Development (“IPD”) consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, and Japan. These services include drug development and regulatory strategy design, scientific and technical evaluation, writing and review services, regulatory application preparation and review, regulatory training for client personnel, and expert liaison with the FDA and other regulatory agencies. Our IPD consulting group works closely with clients to design drug development and regulatory strategies and comprehensive registration programs. Our drug development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and regulatory agencies such as the FDA and agencies in the UK, Germany, The Netherlands, and France. Our experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product, assess the competitive and regulatory environment, identify deficiencies, and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in markets around the world.

Strategic Compliance Consulting—Our Strategic Compliance group offers a range of specialized clinical and manufacturing consulting services for clients in the life sciences industry. These services are designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing strategy design, metrics assessment and development, risk management, GCP, GLP and current GMP audits, process optimization, organizational alignment, training, and change management. Our Strategic Compliance group offers its clients experienced regulatory and industry professionals—formerly from the FDA and other regulatory agencies, or from biotech, pharmaceutical, and medical device companies.

Medical Communications Services—Our Medical Communications Services (“MedCom”) group assists clients in their efforts to achieve optimal market penetration for their products by providing customized, integrated, and expert pre-launch and launch services in the U.S., Europe, and other areas of the world. Clients need assistance in creating awareness and understanding of their products in the marketplace and in addressing rapid acceptance of their products by opinion leaders, physicians, managed care organizations, and patient groups leading to accelerated product acceptance and market penetration. MedCom designs and implements integrated communication plans that include market and opinion leader development, market preparation, and targeted communications support for clients. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. Other services include planning of meetings and exhibitions.

Reimbursement & Market Access (RMA)—Our Reimbursement and Market Access group offers clients the ability to understand how changing marketplace dynamics may impact product reimbursement, patient access and commercial success. Our professionals assist bio-pharmaceutical and medical device companies in developing reimbursement strategies and tactical programs to support products during all phases of development. Our services are designed to provide workable solutions to complex challenges clients face based on emerging payer policy. We provide services in the areas of comparative effectiveness, cost effectiveness analysis, dossier development, budget impact modeling, and public, private and managed markets strategy development. Additional services include designing and implementing reimbursement support help lines and patient assistance programs.

PERCEPTIVE INFORMATICS, INC.

Our Perceptive segment provides information technology solutions designed to improve the product development processes of clients. Perceptive’s portfolio of products and services include medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications. Service revenue from the Perceptive business represented $124.7 million, or 11.9%, of consolidated service revenue in fiscal year 2009, $88.8 million, or 9.2%, of consolidated service revenue in fiscal year 2008 and $72.5 million, or 9.8%, of consolidated service revenue in fiscal year 2007.

Through the acquisition of ClinPhone in August 2008, Perceptive became one of the industry’s largest clinical technology providers. Perceptive offers broad and comprehensive access to clinical information technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

Medical Imaging Services—Perceptive’s medical imaging services are directed at coordinating the use of a variety of medical imaging modalities (such as radiographs, ultrasound, computed topography, and magnetic resonance imaging) to evaluate product safety and efficacy.

ClinPhone RTSM—ClinPhone RTSM is our integrated voice response (“IVR”) product. ClinPhone RTSM services utilize an application service provider model under which Perceptive designs, develops, deploys, hosts, and supports an application for each trial. Participating investigators call a toll free number to enroll and randomize patients in a trial, and are able to interact with the system in their native language. The system confirms enrollment and assigns a drug kit for the patient. The system is also capable of monitoring drug inventory at investigator sites and triggering drug shipments, as needed.

CTMS—Perceptive’s Clinical Trial Management System solutions are software packages that assist biopharmaceutical companies with the complex process of planning and managing clinical trials. These solutions include our IMPACT® , INITIATOR™, and INVESTIGATOR™ software packages. Our flagship IMPACT software product, is an enterprise-wide CTMS used to plan studies, track progress, support monitoring activities, monitor costs, and track clinical supplies. The system is used by approximately 32 biopharmaceutical companies and by approximately 28,200 users worldwide. It is primarily used for Late Phase studies. The INITIATOR product is a separate software package offered by Perceptive to assist in the management and conduct of Early Phase trials. Perceptive also offers INVESTIGATOR, a database tool, used to maintain up-to-date information concerning investigators and their performance on prior trials. Sponsor companies use the tool to help select investigators when initiating a new clinical trial.

EDC—Our portfolio of EDC services includes the design, development, integration and implementation of numerous leading technologies, spanning hundreds of studies in over 20 countries in North America, Europe,

Africa, and Asia. We provide each customer with technical and logistical e-clinical solutions tailored to meet each study’s specific requirements and budget. This is accomplished by applying both our clinical and technical expertise to every study to define and deliver the most appropriate solution.

Web-Based Portal—Perceptive’s web-based portals allow secure access to critical, real-time information over the web. Portals support clinical trials management, communications, collaboration, and the viewing of metrics and clinical trial data.

Integration Services Group—Through its Integration Services Group, Perceptive provides services in support of its software packages including implementation, deployment, validation, hosting, and integration with other customer systems.

Patient Diary Applications—Perceptive also offers solutions for the electronic collection of patient diary information, often referred to by the industry as ePRO, for electronic Patient Reported Outcomes. These solutions include capturing data from patients over the telephone using ClinPhone RTSM technology or using handheld technology.

Perceptive performs ongoing market surveillance to identify and support new technologies that benefit clients as well as our internal processes.

INFORMATION TECHNOLOGY

We are committed to investing in information technology designed to help us to provide high quality services, competitively advantageous, and cost-effective client facing solutions and well-managed internal resources. We have built our information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information technology solutions that address critical aspects of our business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.

We maintain an internal information technology group that is responsible for technological planning and procurement, applications development, program management, technical operations, and management of our worldwide computer infrastructure and voice and data networks. Our information systems are designed to function in support of and reinforce all of our policies and procedures. Our information technology systems allow adoption to the multiple needs of our different clients and regulatory systems. Our systems also enable us to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client owned systems.

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

CLIENTS

We have in the past derived, and may in the future derive, a significant portion of our service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are not uncommon and we expect to continue to experience such concentration in future years. In Fiscal Year 2009, our five largest clients accounted for 28% of our consolidated service revenue. In Fiscal Year 2008, our five largest clients accounted for 31% of our consolidated service revenue. In Fiscal Year 2007, our five largest clients accounted for 28% of our consolidated service revenue. No single client accounted for 10% or more of consolidated service revenue in any of Fiscal Years 2009, 2008 or 2007.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and, in some cases, verbal commitments. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2009 was $2,176.4 million, compared with $2,059.1 million at June 30, 2008. Subject to the matters addressed in the following paragraph, we anticipate that approximately $944.5 million of the backlog as of June 30, 2009 will be recognized as service revenue in Fiscal Year 2010.

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

We believe that the synergies arising from integrating the products and services offered by our different business units, coupled with our global infrastructure (and resulting rapid access to diverse patient populations), technology products and services, and depth of expertise and experience differentiate us from our competitors. Although there are no guarantees that we will continue to do so, we believe that we compete favorably in all of our business areas and segments, as more fully described in the following:

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

PCMS

Our PCMS segment competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, individual consultants, specialty medical communications services companies, and medical communication subsidiaries of large international advertising companies.

We believe that a central feature of our PCMS service offering is our combination of scientific, regulatory and business expertise. We consider PCMS’s key competitive strengths to include a combination of deep expertise in early stage drug development, regulatory strategy and submissions, GMP compliance, business process optimization, reimbursement and market access, and global marketing and communications strategies. We believe that this broad range of capabilities enables us to help our clients get the right product to market in an efficient and effective manner.

PERCEPTIVE

Our Perceptive business competes primarily with biopharmaceutical services companies, information technology companies, and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive’s key competitive strength is its combination of technological expertise and knowledge of clinical development. Additionally, the acquisition of ClinPhone in August 2008 enhanced the depth and breadth of this segment’s service offering.

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

EMPLOYEES

As of June 30, 2009, we had over 9,275 full-time equivalent employees. Approximately 29.2% of the employees are located in North America and approximately 70.8% are located throughout Europe, Asia/Pacific, Africa, and South America. We believe that our relations with our employees are good.

The success of our business depends upon our ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers in the U.S. and overseas for skilled personnel, particularly those with Ph.D., M.D., or equivalent degrees, is high. We believe that our name recognition and our multinational presence, which allows for international transfers, are an advantage in attracting employees. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.

GOVERNMENT REGULATIONS

We provide clinical trial and diverse consulting services to the pharmaceutical, biotechnology, and medical device industries. Lack of success in obtaining approval for the conduct of clinical trials in the countries where we manage clinical trials on behalf of our clients can adversely affect us. We make no guarantees to our clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing authorization applications.

Clinical research services provided by PAREXEL in the U.S. are subject to ongoing FDA regulation. We are obligated to comply with FDA requirements governing activities such as obtaining institutional review board (IRB) approval and patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 CFR. Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP standards by the study sponsors and the FDA during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval or non-clearance of a product application submitted to the FDA.

The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies around the world. The standard for the conduct of clinical research and development studies is embodied in GCP, a set of international standards and guidelines which stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing, and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in compliance with GCP. The European Union (“EU”) established as of May 1, 2004 the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 member states of the EU. Whereas some member states, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all member states are now subject to the same stringent requirements of the Directive. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process, in the EU as well as many other countries, includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which we operate. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. We have managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past ten years. Beginning in 1991, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and Canadian, EU and Japanese regulators. The ICH process has sanctioned a single common format for drug and biologic marketing authorization applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.

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

Preclinical Research (approximately 1 to 3.5 years)—In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.

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

NDA or Biologic License Application (“BLA”) Preparation and Submission—Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA (New Drug Application) or BLA in CTD format as of July 1, 2003, which today comprises, on average, roughly 100,000 pages.

FDA Review of NDA or BLA—The FDA carefully scrutinizes data from all phases of development to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or “indication”) under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied. Even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not satisfied.

Post-Marketing Surveillance and Phase IV Studies—Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies (Phase IV) may be required by the FDA as a condition of the product’s approval to assess safety or verify clinical benefit or may be voluntarily undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits, e.g., increased cost-effectiveness or improved quality of life. Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA and other major regulatory agencies ask sponsor companies to prepare risk management plans for approved and marketed drugs and biologics, aimed at assessing areas of drug risk and plans for managing such risks should they materialize. The passage of the FDA Amendments Act of 2007 imposed additional requirements on sponsors to address drug safety (for example, through a plan called Risk Evaluation and Mitigation Strategies), to conduct post-marketing studies required by the FDA and to submit clinical trial information, including clinical study results, of investigational and marketed drugs (as well as medical devices) to a databank maintained by the National Institutes of Health and accessible to the public on the Internet (www.clinicaltrials.gov). This was done in order to increase the “public transparency” of clinical results.

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

REGULATION OF PATIENT INFORMATION

The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.

Outside of the United States, many countries have enacted laws to safeguard the privacy and security of personal information, including individually identifiable health information. The member states of the European Union have adopted a rigorous system of data protection regulations, based upon a framework imposed by the 1995 European Commission Directive on Data Protection, or Privacy Directive. These rules provide broad protections for personal information, including, among other things, notice requirements, limits on the scope and duration personal information may be maintained and processed, restrictions on disclosures of personal information, standards for providing individuals with control over the manner in which personal information is processed, and restrictions on transfers of such data to the United States and other countries that the European Union finds to lack “adequate” data protection laws of their own. Health-related information is recognized as a special, sensitive category of personal information, which may generally be processed only pursuant to the affirmative, or opt-in, consent of the individual to whom the information pertains. Violations of these data protection regulations are subject to administrative penalties, civil money penalties, and criminal prosecution, including corporate fines and personal liability.

In order to comply with these laws and regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.

POTENTIAL LIABILITY AND INSURANCE

Our clinical research services focus on the testing of experimental drugs and devices on human volunteers pursuant to study protocols and in accordance with laws and regulations which govern clinical trials. Clinical research involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug or medical device. For example, In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company, during which six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident, as more fully discussed in Note 15 to the consolidated financial statements included in Item 8 of this annual report. We do not provide healthcare services directly to patients. Rather, our physicians or third party physician investigators are responsible for administering drugs and evaluating the study patients. Many of the patients enrolled in clinical trials are already seriously ill and are at risk of further illness or death.

We believe that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of IRBs, the need to obtain each patient’s informed consent, and the oversight by applicable regulatory authorities. The FDA, the Medicines and Healthcare products Regulatory Agency in the U.K., and regulatory authorities in other countries require each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent ethics committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consents.

To reduce our potential liability, we generally seek to incorporate indemnity provisions into our contracts with clients to protect us from any negligent acts by the study Sponsor and/or third party physician investigators. These indemnity provisions do not, however, protect us against certain of our own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

We currently maintain an errors and omissions professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to PAREXEL.

AVAILABLE INFORMATION

Our Internet website is http://www.parexel.com. We make available through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available free of charge through our website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s Internet website at www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating our company and our business. These important factors could cause actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.

Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.

Risks Associated with our Business and Operations

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

The current economic environment may negatively impact our financial performance as a result of client defaults and other factors.

Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect us. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We are exposed to risks associated with reduced profitability and the potential financial instability of our clients, many of whom may be adversely affected by the volatile conditions in the financial markets, the economy in general and disruptions to the demand for healthcare services and pharmaceuticals. These conditions could cause clients to experience reduced profitability and/or cash flow problems that could lead them to modify, delay or cancel contracts with us, including contracts included in our current backlog.

Some of our clients do not generate revenue and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our small biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment. As a result, we recorded approximately $15.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. It is possible that similar situations could arise in the future. These defaults can negatively affect our financial performance, possibly materially.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 64.4% and 65.5% of total consolidated service revenue for the twelve months ended June 30, 2009 and 2008, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 50.3% and 53.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 9.1% and 7.4% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance; and

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions.

Our operating results are impacted by the health of the North American, European and Asian economies. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession.

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

Risks Associated with our Financial Results

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $19.5 million for the fiscal quarter ended June 30, 2009, and $26.4 million, $7.7 million, and $22.0 million for three preceding quarters. Factors that cause these variations include:

•	the level of new business authorizations in a particular quarter or year;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	seasonality;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices or internal expansion;

•	timing, costs and the related financial impact of acquisitions;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries

•	the dollar amount of changes in contract scope finalized during a particular period; and

•	the amount of any reserves we are required to record.

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

Our backlog is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, as described above, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can be reduced significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we do not fully realize all of our backlog as net revenue.

In addition, the rate at which our backlog converts into revenue may slow. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be slower than what we have experienced in the past, which could impact our net revenue and results of operations on a quarterly and annual basis.

Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the twelve months ended June 30, 2009 was negatively impacted by approximately $78.1 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S.

dollars for financial reporting purposes. For the twelve months ended June 30, 2009 and 2008, approximately 24.3% and 27.1% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 15.6% and 14.9% for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Although we try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or by hedging transaction risk with foreign currency exchange contracts, we do not succeed in all cases. Even in those cases where we are successful, we may still experience fluctuations in financial results from our operations outside of the U.S., and we may not be able to favorably reduce the currency transaction risk associated with our service contracts.

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

Additionally, recently proposed changes to the U.S. international tax laws would limit U.S. deductions for expenses related to offshore earnings and modify the U.S. foreign tax credit and “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Any potential changes from this proposal or from the other factors described above could cause fluctuations in our effective income tax rate that could cause fluctuations in our earnings and earnings per share, which can affect our stock price.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of June 30, 2009, our total assets included $346.4 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

Our business has experienced substantial expansion in the past and such expansion and any future expansion could strain our resources if not properly managed.

We have expanded our business substantially in the past. For example, in August 2008, we completed the acquisition of ClinPhone, a leading clinical technology organization, for a purchase price of approximately $190 million. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

Risks Associated with our Industry

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

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2009, 2008, and 2007, our five largest clients accounted for approximately 28%, 31%, and 28% of our consolidated service revenue, respectively. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.

We face intense competition in many areas of our business; if we do not compete effectively, our business will be harmed.

The biopharmaceutical services industry is highly competitive and we face numerous competitors in many areas of our business. If we fail to compete effectively, we may lose clients, which would cause our business to suffer.

We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and, to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance, Inc., Pharmaceutical Product Development Inc., and Icon plc. In addition, our PCMS business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. Perceptive competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.

In recent years, a number of the large pharmaceutical companies have established formal or informal alliances with one or more CROs relating to the provision of services for multiple trials over extended time periods. Our success depends in part on our successfully establishing and maintaining these relationships. If we fail to do so, our revenues and results of operations could be adversely affected, possibly materially.

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

Risks Associated with Regulation or Legal Liabilities

If governmental regulation of the drug, medical device and biotechnology industry changes, the need for our services could decrease.

Governmental regulation of the drug, medical device and biotechnology product development process is complicated, extensive, and demanding. A large part of our business involves assisting pharmaceutical, biotechnology and medical device companies through the regulatory approval process. Changes in regulations, that, for example, streamline procedures or relax approval standards, could eliminate or reduce the need for our services. If companies regulated by the United States Food and Drug Administration (the “FDA”) or similar foreign regulatory authorities needed fewer of our services, we would have fewer business opportunities and our revenues would decrease, possibly materially.

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

In March 2006, we conducted an early-phase clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery of our legal fees and costs from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

Existing and proposed laws and regulations regarding confidentiality of patients’ information could result in increased risks of liability or increased cost to us or could limit our product and service offerings.

The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating privacy and security protections for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions. The European Union and its member states, as well as other countries, such as Japan, and state governments in the United States, have adopted and continue to issue new medical privacy and general data protection laws and regulations. In order to comply with these laws and regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.

Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition in accordance with U.S. GAAP for IVR sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. We are attempting to cure this material weakness, but we have not yet completed remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.

Risks Associated with Leverage

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2009, we had approximately $273.5 million principal amount of debt outstanding and remaining borrowing availability of approximately $34.0 million under our revolving line of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Moreover, the United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our $165 million revolving credit facility, which is part of our 2008 Credit Facility, fails we may not be able to find a replacement, which would negatively impact our ability to borrow the remaining funds available under the $165 million facility.

Moreover, the 2008 Credit Facility will expire in June 2013 and all unpaid principal and interest will become due at that time. The recent and ongoing turmoil in the credit markets could affect our ability to refinance the 2008 Credit Facility or further increase our funding costs.

Our existing debt instruments contain covenants that limit our flexibility and prevent us from taking certain actions.

The agreement in connection with our 2008 Credit Facility includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	make specified restricted payments; and

•	sell certain assets or merge with or into other companies.

These covenants may limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date.

Risks Associated with our Common Stock

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 20, 2009, the closing sales price of our common stock on the Nasdaq Global Select Market was $12.72 per share. During the period from July 1, 2007 to June 30, 2009, our common stock traded at split adjusted prices ranging from a high of $36.16 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

As of June 30, 2009, PAREXEL occupied approximately 2,043,000 square feet of building space in 70 locations in 52 countries. Except for 26,600 square feet of building space in Poitiers, France, we do not own any properties, but utilize space under various leases that expire between 2009 and 2024. Total square feet by region is summarized below:

Region	Square Feet
The Americas	777,000
Europe, Middle East & Africa	1,046,000
Asia/Pacific	220,000

Total	2,043,000

Our largest facilities are located in (i) the United States, where we occupy approximately 724,000 square feet (ii) Germany, where we occupy approximately 406,000 square feet, (iii) the United Kingdom, where we occupy approximately 268,000 square feet, (iv) South Africa, where we occupy approximately 139,000 square feet, and (v) India, where we occupy approximately 127,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	91,000	CRS, Perceptive and Corporate	2009 – 2019
Lowell, MA	108,000	All Business Segments and General & Administrative	2011
Billerica, MA	100,000	Perceptive and General & Administrative	2018
Uxbridge, UK	87,000	CRS, PCMS and General & Administrative	2022
Nottingham, UK	80,000	Perceptive and General & Administrative	2012 – 2015
Berlin, Germany	351,000	All Business Segments and General & Administrative	2016 – 2024

The following table indicates the approximate square footage of property attributable to each of our operating segments:

Segment	Total Square Feet
CRS	941,000
PCMS	306,000
Perceptive	381,000
General and Administrative	415,000

Total	2,043,000

We believe that our facilities are adequate for our operations and that additional space will be available at satisfactory terms, if needed.

ITEM 3.	LEGAL PROCEEDINGS

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to its business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2009 and 2008, respectively, on the Nasdaq Global Select Market. On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

	2009		2008
	High	Low	High	Low
First Quarter	$36.16	$24.69	$22.72	$19.21
Second Quarter	$28.84	$6.11	$26.05	$20.63
Third Quarter	$11.81	$7.20	$29.75	$23.62
Fourth Quarter	$14.87	$7.77	$27.65	$22.18

As of August 21, 2009 there were approximately 65 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.

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

Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2004 through June 30, 2009, with the cumulative total return of the Nasdaq U.S. Stock Index and the Nasdaq Health Services Index over the same period. The comparison assumes $100 was invested on June 30, 2004 in PAREXEL’s common stock, in the Nasdaq U.S. Stock Index, and in the Nasdaq Health Services Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2004	2005	2006	2007	2008	2009
PAREXEL International Stock	$100.00	$100.10	$145.71	$212.42	$265.76	$145.25
Nasdaq U.S. Stock Index	$100.00	$101.10	$107.49	$128.14	$112.05	$72.23
Nasdaq Health Services Index	$100.00	$126.37	$144.95	$169.98	$155.96	$147.90

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2009 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the years ended June 30, (in thousands, except per share data and number of employees)
	2009 (1)	2008 (2)	2007	2006 (3)	2005 (4)
OPERATIONS
Service revenue	$1,050,755	$964,283	$741,955	$614,947	$544,726
Income (loss) from operations	$75,644	$86,666	$57,566	$39,855	$(276)
Net income (loss)	$39,307	$64,640	$37,289	$23,544	$(35,177)
Basic earnings (loss) per share	$0.68	$1.16	$0.68	$0.44	$(0.67)
Diluted earnings (loss) per share	$0.68	$1.12	$0.66	$0.44	$(0.67)

FINANCIAL POSITION
Cash and cash equivalents	$96,352	$51,918	$96,677	$92,749	$88,622
Working capital	$191,705	$146,535	$118,746	$131,552	$120,301
Total assets	$1,224,461	$948,071	$680,013	$538,633	$475,736
Short-term debt	$32,090	$66,474	$30,463	$498	—
Long-term obligations	$350,110	$82,244	$26,677	$34,021	$41,929
Stockholders’ equity	$414,745	$428,091	$316,616	$248,763	$205,571

OTHER DATA
Purchases of property and equipment	$75,181	$67,067	$40,855	$29,763	$31,814
Depreciation and amortization	$52,928	$37,686	$30,855	$26,035	$29,618
Number of employees	9,275	8,050	6,485	5,600	5,140
Weighted average shares used in computing:
Basic earnings per share	57,538	55,896	54,633	53,113	52,130
Diluted earnings per share	57,847	57,461	56,216	54,026	52,130

(1)

Income from operations for the year ended June 30, 2009 includes $15 million in other charges ($12.3 million for bad debt expense and $2.7 million in anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees). These costs were related to the cancellation of a Late Phase trial by a small biopharma client that had filed for bankruptcy. See Note 18 to the consolidated financial statements in this annual report on Form 10-K for more detail.

(2)	Income from operations for the year ended June 30, 2008 reflects a $0.9 million benefit from changes in restructuring charges related to facilities and severance expenses.
(3)

Income from operations for the year ended June 30, 2006 reflects $1.6 million of compensation expense in conjunction with the acquisition of the Perceptive minority interest. Additionally, we recorded a $2.6 million reduction to the existing restructuring reserve as a result of the execution of sub-lease agreements and changes in assumptions of leased facilities, which was offset by $1.8 million in severance-related restructuring expenses incurred during Fiscal Year 2006 in association with the fourth quarter Fiscal Year 2005 restructuring plan.

(4)

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

OVERVIEW

We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry, medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, patient diary applications, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

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

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications.

We conduct a significant portion of our operations in foreign countries. Approximately 64.4% and 65.5% of our consolidated service revenue for the fiscal years ended June 30, 2009 and 2008, respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the Fiscal Year 2009, approximately 24.3% of total consolidated service revenue was denominated in Euros and approximately 15.6% of total consolidated service revenue was denominated in pounds sterling. For the Fiscal Year 2008, approximately 27.1% of total consolidated service revenue was denominated in Euros and approximately 14.9% of total consolidated service revenue was denominated in pounds sterling. As a result of the strengthening U.S. dollar against the pound sterling and the Euro in Fiscal Year 2009, our revenues and costs decreased in Fiscal Year 2009 as compared with the amounts in Fiscal Year 2008, translated using the Fiscal Year 2008 foreign currency exchange rates.

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

ACQUISITIONS

Acquisitions are an important component of our business strategy. We account for acquisitions using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Since June 30, 2006, we have completed the following acquisitions:

ClinPhone

In August 2008, we completed the acquisition of ClinPhone, one of the world’s leading clinical technology organizations, for approximately $190 million, comprised of $172 million for the stock of ClinPhone and $18 million as repayment of ClinPhone’s existing debt. We believe that the acquisition of ClinPhone has advanced our position as a clinical technology leader. Biopharmaceutical companies have increasingly requested technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the broad technological offering that we now provide gives clients a more comprehensive and robust suite of clinical information technologies.

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

BMR/CCT

In November 2006, we acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) for approximately $68.5 million. Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. In connection with the transaction, we entered into a long-term management agreement with CCT. At the time, the acquisition expanded our global clinical pharmacology capacity to over 450 beds. It also brought new expertise to the Company’s service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to our existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.

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

REVENUE RECOGNITION

We recognize service revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service offering has been delivered to the client, (iii) the collection of fees is probable, and (iv) amount of fees to be paid by the client is fixed or determinable.

Our CRS and PCMS client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” We have determined that each of our service deliverables has standalone value and have established objective evidence of fair value for each of our service deliverables based on the price charged when sold to other similar customers. Accordingly, revenues are recognized upon delivery of actual units and when all other revenue recognition criteria are met.

Within Perceptive’s Clinphone RTSM IVR business, we provide software as a service through hosting and other support services over a specific term. Revenue from hosting service arrangements is recognized ratably over the term of the hosting arrangement, including customary and expected extensions. Fees charged and costs incurred in the setup stage of these arrangements are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. Within the CTMS operating unit of Perceptive, software revenue is recognized on a proportional performance basis due to the significant nature of customization of each project. Within the EDC operating unit of Perceptive, revenue is recognized ratably over the contract service period.

Deferred revenue represents amounts billed or cash received in advance of revenue recognized.

Critical management estimates may be involved in the determination of “fair value,” “stand-alone value,” “hosting period,” and other revenue elements. Changes to these elements could affect the timing of revenue recognition.

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

INCOME TAXES

Our global provision for corporate income taxes is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. A valuation allowance is established if it is more likely than not that future tax benefits from the deferred tax assets will not be realized. Income tax expense is based on the distribution of profit before tax among the various taxing jurisdictions in which we operate, adjusted as required by the tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective tax rate.

We account for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, FIN 48 mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. Due in part to the recent uncertainties in the stock market, the share price of our stock had decreased dramatically. As a result, we conducted an impairment assessment in Fiscal Year 2009 using a discounted cash flow analysis at the reporting unit level to determine fair value. This analysis included significant judgment regarding the assumptions used, such as our weighted average cost of capital, revenue growth rates, profit margins, capital expenditures, and other factors that were all based on current strategic forecasts and other financial metrics. As of June 30, 2009, there were no required adjustments to the carrying value of goodwill at any of our reporting units. Variations over time in the measures and estimates used in the discounted cash flow analysis could result in future impairment of goodwill that could have a material impact to our financial position or our results of operations.

RESULTS OF OPERATIONS

Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K provides a summary of our unaudited quarterly results of operations for the years ended June 30, 2009 and 2008.

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2009, 2008, and 2007 were as follows:

(in thousands)	Twelve Months Ended		Increase (Decrease)
	June 30, 2009	June 30, 2008		%
Service revenue
Clinical Research Services	$804,237	$745,641	$58,596	7.9%
PAREXEL Consulting and MedCom Services	121,785	129,804	(8,019)	-6.2%
Perceptive Informatics, Inc.	124,733	88,838	35,895	40.4%

Total service revenue	$1,050,755	$964,283	$86,472	9.0%

Direct costs
Clinical Research Services	$517,250	$493,879	$23,371	4.7%
PAREXEL Consulting and MedCom Services	78,223	85,930	(7,707)	-9.0%
Perceptive Informatics, Inc.	79,590	49,590	30,000	60.5%

Total direct costs	$675,063	$629,399	$45,664	7.3%

Gross profit
Clinical Research Services	$286,987	$251,762	$35,225	14.0%
PAREXEL Consulting and MedCom Services	43,562	43,874	(312)	-0.7%
Perceptive Informatics, Inc.	45,143	39,248	5,895	15.0%

Total gross profit	$375,692	$334,884	$40,808	12.2%

(in thousands)	Twelve Months Ended		Increase (Decrease)
	June 30, 2008	June 30, 2007		%
Service revenue
Clinical Research Services	$745,641	$548,838	$196,803	35.9%
PAREXEL Consulting and MedCom Services	129,804	120,636	9,168	7.6%
Perceptive Informatics, Inc.	88,838	72,481	16,357	22.6%

Total service revenue	$964,283	$741,955	$222,328	30.0%

Direct costs
Clinical Research Services	$493,879	$358,555	$135,324	37.7%
PAREXEL Consulting and MedCom Services	85,930	84,475	1,455	1.7%
Perceptive Informatics, Inc.	49,590	40,857	8,733	21.4%

Total direct costs	$629,399	$483,887	$145,512	30.1%

Gross profit
Clinical Research Services	$251,762	$190,283	$61,479	32.3%
PAREXEL Consulting and MedCom Services	43,874	36,161	7,713	21.3%
Perceptive Informatics, Inc.	39,248	31,624	7,624	24.1%

Total gross profit	$334,884	$258,068	$76,816	29.8%

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2008

For Fiscal Year 2009, we had net income of $39.3 million compared with net income of $64.6 million for Fiscal Year 2008. This decrease was due primarily to factors described below. On a fully diluted basis, earnings per share decreased to $0.68 from $1.12 for the corresponding periods. Fiscal Year 2008 included a tax benefit of $0.07 per share on a fully diluted basis, resulting from a decrease in German statutory tax rates.

Revenue

Service revenue increased by $86.5 million, or 9.0%, to $1,050.8 million for Fiscal Year 2009 from $964.3 million for Fiscal Year 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2009		Fiscal Year 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$426.3	40.6%	$377.9	39.2%
Europe, Middle East & Africa	$528.9	50.3%	$515.4	53.5%
Asia/Pacific	$95.6	9.1%	$71.0	7.4%

Service revenue in The Americas increased by $48.4 million, or 12.8%; Europe, Middle East & Africa service revenue increased by $13.5 million, or 2.6%; and Asia/Pacific service revenue increased by $24.6 million, or 34.6%. The increase in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $85.1 million. Excluding that impact, growth in that region would have been approximately 16.5%. The impact of foreign currency fluctuations in the Americas and Asia/Pacific regions was minimal.

On a segment basis, CRS service revenue increased by $58.6 million, or 7.9%, to $804.2 million for Fiscal Year 2009 from $745.6 million for Fiscal Year 2008. This increase was due primarily to $121.0 million in additional revenue in the Late Phase portions of the business as a result of continuing strong demand for our services, particularly from the large pharmaceutical segment, and approximately $6.7 million in incremental revenue from the acquisition of APEX, which was acquired in the first quarter of Fiscal Year 2008. These increases were partially offset by the negative impact of foreign currency fluctuations of approximately $52.4 million and a decrease of $16.7 million in our Early Phase business, as a result of lower demand caused by uncertainties in the capital markets that led clients to reduce their research and development spending.

PCMS service revenue decreased by $8.0 million, or 6.2%, to $121.8 million for Fiscal Year 2009 from $129.8 million for the same period in 2008. This decrease was attributable to the $2.5 million impact of the disposition of Barnett Educational Services and targeted withdrawals from certain other unprofitable service lines in the prior year in the MedCom business and $12.4 million related to foreign currency fluctuations. These amounts were partly offset by growth of approximately $6.9 million in PAREXEL Consulting that was driven by increased demand by clients for assistance in the new stricter regulatory environment.

Perceptive service revenue increased by $35.9 million, or 40.4%, to $124.7 million for Fiscal Year 2009 from $88.8 million for Fiscal Year 2008. This increase was due primarily to the acquisition of ClinPhone, which contributed $53.3 million in revenue; partly offset by approximately $13.3 million related to the negative impact of foreign currency fluctuations and a $4.1 million decrease in other parts of the business, primarily in our legacy Integrated Voice Response (“IVR”) and our medical imaging units. The decrease in our legacy IVR product was due primarily to the migration of our clients to the ClinPhone RTSM product.

ClinPhone’s revenue of $53.3 million included the $21.0 million impact of a correction with regard to the accounting treatment for revenue recognition of certain projects involving the ClinPhone RTSM system (its IVR product) and acquisition-related deferred revenue. With regard to certain ClinPhone RTSM-related projects, we had been recognizing start-up revenue (and costs) during the start-up period of a study. However, this start-up revenue, totaling approximately $16.9 million in Fiscal Year 2009, should have been deferred and recognized ratably over an estimated “hosting” period. Additionally, we had recognized $4.1 million of acquired deferred revenue on projects for which the work had been completed prior to our acquisition. Since there was no additional work that needed to be done on those projects after the acquisition date, the fair value of this deferred revenue should have been zero at the time of acquisition.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $45.7 million, or 7.3%, to $675.1 million for the Fiscal Year 2009 from $629.4 million for the Fiscal Year 2008. As a percentage of total service revenue, direct costs decreased to 64.2% from 65.3% for the respective periods.

On a segment basis, CRS direct costs increased by $23.4 million, or 4.7%, to $517.3 million for Fiscal Year 2009 from $493.9 million for Fiscal Year 2008. This increase resulted from approximately $77.6 million in costs (primarily for labor costs) to support growth in the Late Phase portions of the business, including $4.3 million in incremental costs related to APEX; partly offset by $9.0 million in lower costs for the Early Phase business, resulting from lower business volume, and approximately $45.1 million attributable to the impact of foreign currency fluctuations. As a percentage of service revenue, CRS direct costs decreased to 64.3% for the Fiscal Year 2009 from 66.2% for the Fiscal Year 2008 driven by improved productivity and efficiency in the Late Phase portions of the business.

PCMS direct costs decreased $7.7 million, or 9.0%, to $78.2 million for Fiscal Year 2009 from $85.9 million for Fiscal Year 2008. This $7.7 million decrease was caused by approximately $6.1 million in foreign currency fluctuations, a $0.8 million decrease in the consulting business due to productivity improvements, and a $0.7 million reduction in expenses for the MedCom business due to the shedding of Barnett Educational Services and other unprofitable business lines. As a percentage of service revenue, PCMS direct costs decreased to 64.2% from 66.2% for the respective periods.

Perceptive direct costs increased by $30.0 million, or 60.5%, to $79.6 million for Fiscal Year 2009 from $49.6 million for Fiscal Year 2008. Of the total $30.0 million increase, $27.4 million was due to incremental direct costs associated with ClinPhone, $8.3 million was related to incremental labor costs, $1.4 million was related to the recording of a reserve for a customer dispute, and $0.6 million was associated with the termination of a (pre-acquisition) Perceptive supplier contract; offset by $3.7 million related to foreign currency fluctuations and a $4.0 million decrease in other expenses. As a percentage of service revenue, Perceptive direct costs increased to 63.8% for Fiscal Year 2009 from 55.8% for Fiscal Year 2008, due primarily to the decrease in revenue related to the correction in accounting for certain ClinPhone hosted service projects, as described above.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $20.8 million, or 9.8%, to $232.2 million for Fiscal Year 2009 from $211.4 million for Fiscal Year 2008. This $20.8 million increase was due primarily to $34.7 million in incremental expenses resulting from the acquisitions of ClinPhone and APEX and approximately $11.1 million in costs required to support higher business volume, primarily in personnel and facilities costs; offset by $25.0 million attributable to the positive impact of foreign exchange fluctuations. As a percentage of service revenue, SG&A increased slightly to 22.1% for Fiscal Year 2009 as compared with 21.9% for Fiscal Year 2008.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $15.2 million, or 40.4%, to $52.9 million for the Fiscal Year 2009 from $37.7 million for the Fiscal Year 2008. The increase was due primarily to $8.9 million in depreciation and amortization expense associated with ClinPhone-related assets and $10.9 million related primarily to the depreciation of fixed assets; partially offset by $4.6 million attributable to foreign exchange fluctuations. As a percentage of service revenue, D&A expense increased to 5.0% for the Fiscal Year 2009 from 3.9% for the same period in 2008.

Other Charge

In the second quarter of Fiscal Year 2009, we recorded $15 million in reserves for bad debt expense related to impaired accounts receivable and anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees from a small biopharma client that filed for bankruptcy protection. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Other Income and Expense

We recorded net other expense of $10.9 million for the Fiscal Year 2009 and $1.1 million for the Fiscal Year 2008. This $9.8 million increase was attributable to $9.5 million in interest expense, net of interest income and a decrease of $0.3 million in miscellaneous income. The increase in interest expense is primarily attributable to the increased debt that we borrowed to fund the ClinPhone acquisition. The $0.3 million decrease in miscellaneous income is due to a $7.6 million increase in miscellaneous expenses (including $3.0 million write-off related to a contract dispute, a $2.3 million write-off of certain impaired assets, and a $0.8 million loss related to an investment); partly offset by a $7.3 million increase in foreign exchange gains.

Taxes

For the Fiscal Year 2009 and 2008, we had an effective income tax rate of 37.9% and 23.4%, respectively. The low tax rate for the Fiscal Year 2008 was primarily attributable to a reduction in deferred tax liabilities in that year due, in part, to a decrease in German tax rates.

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

Revenue

Service revenue increased by $222.3 million, or 30.0%, to $964.3 million for the fiscal year ended June 30, 2008 from $742.0 million for the fiscal year ended June 30, 2007. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2008		Fiscal Year 2007
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$377.9	39.2%	$290.7	39.2%
Europe, Middle East & Africa	$515.4	53.5%	$411.5	55.5%
Asia/Pacific	$71.0	7.4%	$39.8	5.4%

Service revenue in The Americas increased by $87.2 million, or 30.0%; Europe, Middle East & Africa service revenue increased by $103.9 million, or 25.2%; and Asia/Pacific service revenue increased by $31.2 million, or 78.4%. Excluding the impact of foreign currency fluctuations of approximately $43.3 million, growth in the Europe, Middle East & Africa region would have been approximately 14.7%. Excluding the positive impact of foreign currency fluctuations of approximately $4.9 million, growth in the Asia/Pacific region would have been approximately 66.0%. The impact of foreign currency fluctuations in the Americas was minimal.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2009, we had cash and cash equivalents of approximately $96.4 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 57 days and 63 days at June 30, 2009 and June 30, 2008, respectively. The decrease in DSO was primarily due to the substantial increase in deferred revenue. Accounts receivable, net of provision for losses on receivables, totaled $481.3 million ($251.2 million in billed accounts receivable and $230.1 million in unbilled accounts receivable) at June 30, 2009 and $475.8 million ($253.2 million in billed accounts receivable and $222.6 million in unbilled accounts receivable) at June 30, 2008. Deferred revenue was $266.5 million at June 30, 2009 and $213.1 million at June 30, 2008. DSO is calculated by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for Fiscal Year 2009 totaled $110.1 million and was generated by net income of $39.3 million and non-cash charges of $103.0 million, including $52.9 million of depreciation and amortization expense, $17.8 million in provisions for doubtful accounts, $7.3 million related to non-cash charges for stock-based compensation, $0.9 million of minority interest, $0.6 gain on the disposal of assets, and a $23.5 million increase in deferred income taxes. These sources of cash were offset by $32.2 million related to changes in operating assets and liabilities—comprised of a $30.4 million decrease in other current liabilities, a $46.3 million increase in other assets, and a $4.0 million decrease in long-term income taxes payable; offset by a $27.0 million decrease in billed and unbilled accounts receivable, net of deferred revenue, an $18.6 million decrease in prepaid expenses and other current assets, and a $2.9 million increase in accounts payable.

Net cash used in investing activities for Fiscal Year 2009 totaled $265.1 million and consisted of $190.3 million used for acquisitions and $75.2 million related to purchases of property and equipment (primarily computer software and hardware, and leasehold improvements), offset by $0.4 million in net proceeds from the sale of assets. The increase in capital expenditures was due to our growth both in personnel and in geographic reach.

Net cash provided by financing activities for Fiscal Year 2009 totaled $211.2 million, and consisted of $206.4 million in borrowings under lines of credit and other arrangements, net of repayments, and $4.8 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans.

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

Net cash used in investing activities for Fiscal Year 2008 totaled $121.3 million and consisted of $55.4 million used for acquisitions and $67.1 million related to purchases of property and equipment (primarily computer software and hardware, and leasehold improvements), offset by $1.2 million in net proceeds from the sale of assets. Our increase in capital expenditures was due to our growth both in personnel and in geographic reach.

Net cash provided by financing activities for Fiscal Year 2008 totaled $51.1 million, and consisted of $38.5 million in borrowings under lines of credit and other arrangements, net of repayments, and $12.6 million from proceeds from the issuance of common stock in connection with the Company’s stock option and employee stock purchase plans.

LINES OF CREDIT

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the

“Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. Of the total principal amount, up to $150 million is made available through a term loan and up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 13, 2013. Repayment of principal borrowed under the term loan facility is as follows:

•	5% of principal borrowed was repaid by June 30, 2009;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2009 to June 30, 2010;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2010 to June 30, 2011;

•	25% of principal borrowed must be repaid during the one-year period from July 1, 2011 to June 30, 2012; and

•	30% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 13, 2013.

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

As of June 30, 2009, we had $273.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $131.0 million of principal borrowed under the revolving credit facility and $142.5 million of principal under the term loan, and remaining borrowing availability of approximately $34.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.1%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2009, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2009, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 2% and 4%. At June 30, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2009, we had $4.5 million available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 2% and 4%. The lines of credit are payable on demand. At June 30, 2009, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $117.9 million and $136.6 million at June 30, 2009 and June 30, 2008, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% to 3%. As of June 30, 2009, the balance on the promissory notes issued in connection with the financing agreements was $5.7 million.

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

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence; however, we are currently focused on integrating our recent acquisitions. Depending on their size, any such acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings under the 2008 Credit Facility. In addition, under the terms of the 2008 Credit Facility, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change.

We made capital expenditures of approximately $75.2 million during the twelve months ended June 30, 2009, primarily for computer software and hardware and leasehold improvements. We expect capital expenditures to total approximately $75 to $80 million in Fiscal Year 2010, primarily for computer software and hardware and leasehold improvements, including our Leveraging Expertise and Process initiative (“LEAP”). LEAP is a re-engineering of the Late Phase Clinical Research Services operating model to meet evolving market needs. The goal of the redesign is to streamline and harmonize processes across operations and geographies, while improving productivity and quality through the use of our integrated eClinical technologies.

On September 9, 2004, our board of directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of June 30, 2009, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the twelve months ended June 30, 2009.

DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES

The following table summarizes our contractual obligations at June 30, 2009:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations (principal)	$32,090	$71,083	$176,000	$—	$279,173
Operating leases	46,784	71,028	44,485	79,769	242,066
Obligations under capital leases	722	592	—	—	1,314
Purchase obligations	17,787	9,250	1,013	267	28,318

Total	$97,383	$151,954	$221,498	$80,036	$550,871

The above table does not include approximately $58.3 million of potential tax liabilities from unrecognized tax benefits related to FIN 48. See Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

We have letter-of-credit agreements with banks, totaling approximately $11.5 million, guaranteeing performance under various operating leases and vendor agreements. We also have an unsecured facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of our U.S. subsidiaries.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes standards of disclosure about events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is effective for us in this reporting period.

In April 2009, the FASB issued FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 and will be effective for us during the first quarter of Fiscal Year 2010.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. Under SFAS 160, consolidated net income attributable to controlling interests for Fiscal Years 2009, 2008 and 2007 would be $40.2 million, $65.5 million and $37.3 million, respectively; total equity would be $418.6 million and $431.1 million for Fiscal Years 2009 and 2008, respectively; and there would be no change to earnings per share.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 64.4% of our consolidated service revenue for the twelve months ended June 30, 2009 from operations outside of the U.S., of which 24.3% was denominated in Euros and 15.6% was denominated in pounds sterling. We derived approximately 65.5% of our consolidated service revenue for the twelve months ended June 30, 2008 from operations outside of the U.S., of which 27.1% was denominated in Euros and 14.9% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our hedging programs and interest rate swap program.

As of June 30, 2009, the programs with derivatives designated as hedging instruments under SFAS 133 were deemed effective and the notional values of the derivatives were approximately $204.5 million, including an interest rate swap agreement with a notional value of $150 million in connection with the borrowings under our 2008 Credit Facility. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the SFAS 133 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2009, the estimated amount that could be recognized in other income is a loss of approximately $0.1 million, net of tax.

As of June 30, 2009, the notional value of derivatives that were not designated as hedging instruments under SFAS 133 was approximately $197.1 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $19.6 million.

During the twelve months ended June 30, 2009 and 2008, we recorded foreign exchange gains of $6.1 million and foreign exchange losses of $1.3 million. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $32.1 million at June 30, 2009 and $66.5 million at June 30, 2008. Long-term debt was $247.1 million at June 30, 2009 and $3.5 million at June 30, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended June 30,
	2009	2008	2007
Service revenue	$1,050,755	$964,283	$741,955
Reimbursement revenue	196,126	198,687	176,149

Total revenue	1,246,881	1,162,970	918,104

Costs and expenses:
Direct costs	675,063	629,399	483,887
Reimbursable out-of-pocket expenses	196,126	198,687	176,149
Selling, general and administrative	232,153	211,392	169,681
Depreciation	43,373	33,005	26,546
Amortization	9,555	4,681	4,309
Other charge	15,000	—	—
Restructuring benefits	(33)	(860)	(34)

Total costs and expenses	1,171,237	1,076,304	860,538

Income from operations	75,644	86,666	57,566

Interest income	12,718	22,018	12,750
Interest expense	(23,948)	(23,767)	(11,764)
Other income, net	303	620	982

Total other (expense) income, net	(10,927)	(1,129)	1,968
Income before provision for income taxes and minority interest (benefit) expense	64,717	85,537	59,534

Provision for income taxes	24,531	20,026	22,277
Minority interest expense (benefit), net of tax	879	871	(32)

Net income	$39,307	$64,640	$37,289

Earnings per share:
Basic	$0.68	$1.16	$0.68
Diluted	$0.68	$1.12	$0.66

Weighted average shares:
Basic	57,538	55,896	54,633
Diluted	57,847	57,461	56,216

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,352	$51,918
Billed and unbilled accounts receivable, net	481,321	475,816
Prepaid expenses	24,636	16,789
Deferred tax assets	21,268	21,081
Income taxes receivable	7,631	2,198
Other current assets	16,215	14,278

Total current assets	647,423	582,080

Property and equipment, net	170,486	137,133
Goodwill	247,612	147,664
Other intangible assets, net	98,799	34,608
Non-current deferred tax assets	15,385	3,393
Long-term income taxes receivable	21,308	25,727
Other assets	23,448	18,265

Total assets	$1,224,461	$948,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,090	$66,474
Accounts payable	31,648	22,470
Deferred revenue	266,453	213,126
Accrued expenses	34,937	35,438
Accrued restructuring charges, current portion	876	2,834
Accrued employee benefits and withholdings	59,638	77,176
Current deferred tax liabilities	18,110	14,343
Other current liabilities	11,966	3,684

Total current liabilities	455,718	435,545

Long-term debt, net of current portion	247,083	3,465
Non-current deferred tax liabilities	44,446	23,069
Long-term accrued restructuring charges, less current portion	1,268	2,410
Long-term income tax liabilities	47,881	45,467
Other liabilities	9,432	7,833

Total liabilities	805,828	517,789
Minority interest in subsidiary	3,888	2,990
Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000 at June 30, 2009 and 2008; shares issued and outstanding: 57,782,931 and 56,772,274 at June 30, 2009 and 2008, respectively	572	567
Additional paid-in capital	219,849	209,410
Retained earnings	205,192	165,885
Accumulated other comprehensive (loss) income	(10,868)	52,229

Total stockholders’ equity	414,745	428,091

Total liabilities and stockholders’ equity	$1,224,461	$948,870

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Retained Earnings	Accum. Other Compr. Income (Loss)	Total Stockholders’ Equity	Compr. Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital
Balance at June 30, 2006	53,840	$538	$177,054	$65,275	$5,896	$248,763
Shares issued under stock option/employee stock purchase plans	1,291	13	10,192			10,205
Stock-based compensation			4,327			4,327
Net unrealized gain on marketable securities and derivative instruments					172	172	172
Foreign currency translation adjustment					15,860	15,860	15,860
Net income				37,289		37,289	37,289

Total comprehensive income							$53,321

Balance at June 30, 2007	55,131	$551	$191,573	$102,564	$21,928	$316,616

Shares issued under stock option/employee stock purchase plans	1,641	16	12,597			12,613
Stock-based compensation			5,240			5,240
Net unrealized loss on marketable securities and derivative instruments					(913)	(913)	(913)
Foreign currency translation adjustment					31,214	31,214	31,214
Cumulative effect of change in accounting upon adoption of FIN 48				(1,324)		(1,324)
Cumulative effect of change in accounting of Synchron investment				5		5
Net income				64,640		64,640	64,640

Total comprehensive income							$94,941

Balance at June 30, 2008	56,772	$567	$209,410	$165,885	$52,229	$428,091

Shares issued under stock option/employee stock purchase plans	575	6	4,837			4,843
Stock-based compensation			7,313			7,313
Vested restricted stock, net of shares surrendered for tax	436	(1)	(1,711)			(1,712)
Net unrealized gain on marketable securities and derivative instruments					352	352	352
Foreign currency translation adjustment					(63,449)	(63,449)	(63,449)
Net income				39,307		39,307	39,307

Total comprehensive loss							$(23,790)

Balance at June 30, 2009	57,783	$572	$219,849	$205,192	$(10,868)	$414,745

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended June 30,
	2009	2008	2007
Cash flow from operating activities:
Net income	$39,307	$64,640	$37,289
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest (benefit) expense, net of tax	879	871	(32)
Depreciation and amortization	52,928	37,686	30,855
Stock-based compensation	7,313	5,240	4,327
(Gain) loss on disposal of assets	578	(136)	72
Deferred income taxes	23,547	(10,004)	4,947
Provision for losses on receivables, net	17,759	1,743	247
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(41,294)	(128,234)	(33,927)
Prepaid expenses and other current assets	18,616	(2,951)	(6,743)
Other assets	(46,335)	(17,472)	(6,770)
Accounts payable	2,863	7,786	(6,436)
Deferred revenue	68,316	38,082	30,008
Other current liabilities	(30,177)	2,710	17,640
Long-term income taxes payable, net of long-term income taxes receivable	(3,968)	19,740	—
Other liabilities	(225)	(3,973)	(2,321)

Net cash provided by operating activities	110,107	15,728	69,156

Cash flow from investing activities:
Purchases of marketable securities	—	(49,000)	(120,125)
Proceeds from sale of marketable securities	—	49,000	130,125
Purchases of property and equipment	(75,181)	(67,067)	(40,855)
Acquisition of businesses	(190,250)	(55,388)	(70,695)
Proceeds from sale of assets	343	1,194	300

Net cash used in investing activities	(265,088)	(121,261)	(101,250)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,843	12,613	10,205
Borrowings under lines of credit	382,961	69,000	65,000
Repayments under lines of credit	(175,461)	(32,813)	(35,089)
Borrowings (repayments) under long-term debt, net	581	2,344	(428)
Tax withholding payments from restricted stock surrenders	(1,712)	—	—

Net cash provided by financing activities	211,212	51,144	39,688

Effect of exchange rate changes on cash and cash equivalents	(11,796)	9,630	6,334

Net increase (decrease) in cash and cash equivalents	44,434	(44,759)	13,928

Cash and cash equivalents at beginning of year	51,918	96,677	82,749

Cash and cash equivalents at end of year	$96,352	$51,918	$96,677

Supplemental disclosures of cash flow information

Net cash paid during year for:
Interest paid	$23,547	$25,729	$9,554
Income taxes, net of refunds	$35,640	$32,289	$13,942

Supplemental disclosures of investing activities:
Fair value of assets acquired and goodwill	$241,617	$70,505	$74,722
Liabilities assumed	(51,367)	(15,117)	(4,027)

Cash paid for acquisitions	$190,250	$55,388	$70,695

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, industry training and publishing, medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, patient diary applications, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

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

Reclassifications

Certain prior year numbers have been reclassified to reflect the Fiscal Year 2009 presentation, including certain amounts in other current assets related to the fair value of our derivatives for Fiscal Year 2008 have been reclassified to other current liabilities to conform to Fiscal Year 2009 presentation.

Subsequent Events

In accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 165, subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. We do not have any subsequent events as of August 28, 2009.

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

Revenue Recognition

We derive revenue from the delivery of service or software solutions to clients in the worldwide pharmaceutical, biotechnology, and medical device industries. In general, we recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable. Revenue recognition treatment of each business segment is described below.

Deferred revenue represents amounts billed or cash received in advance of revenue recognized. Unbilled accounts receivable represent revenue recognized in excess of amounts billed.

Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses.”

As is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, since such fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $189.2 million, $167.0 million and $126.0 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

CRS and PCMS Service Revenues

Service revenues in our CRS and PCMS businesses are derived principally from fee-for-service or fixed-price executory contracts which typically involve competitive bid awards and multi-year terms. Client billing schedules and payment arrangements are prescribed under negotiated contract terms. Contract provisions do not provide for rights of return or refund, but normally include rights of cancellation with notice, in which case services delivered through the cancellation date are due and payable by the client, including certain costs to wind-down the trial or study.

Revenue from fee-for-service contracts is generally recognized as units of output are delivered. Revenue on fixed-price contracts is measured by applying a proportional performance model using output units, such as site or investigator recruitment, patient enrollment, data management, or other deliverables common, for example, to our Late Phase business. Performance-based output units are pre-defined in contracts and revenue is recognized based upon actual units of completion. Revenue related to changes in contract scope, which are subject to client approval, is recognized when realization is assured and amounts are reasonably determinable.

Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” We have determined that each of our service deliverables has standalone value and has established objective evidence of fair value for each of our service deliverables based on the price charged when sold to other similar customers. Accordingly, revenues are recognized upon delivery of actual units and when all other revenue recognition criteria are met.

Perceptive Software and Service Revenues

Software and related service revenues are derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include Clinphone RTSM IVR, CTMS, EDC, and e-PRO, a patient diary application.

Within Perceptive’s Clinphone RTSM IVR business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue resulting from IVR hosting services consists of three stages: setup (client specification and workflow), hosting and support services, and closeout reporting. We recognize revenue from all stages of a project ratably over the hosting period, including customary and expected extensions. Fees charged and costs incurred in the setup stage are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. Deferred costs include incremental direct costs and certain indirect costs associated with the trial and application setup. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. We deferred $6.3 million of setup costs and amortized $1.4 million of setup costs during the year ended June 30, 2009. The amortization of deferred setup costs is reflected as a direct cost in the accompanying consolidated statements of income. In the event of a contract cancellation by a client, all deferred revenues are recognized and all deferred setup costs are expensed. To the extent that termination-related fees are payable under the contract, such fees are recognized in the period of termination.

Within the CTMS operating unit of the Perceptive business segment, software revenue is recognized on a proportional performance basis in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and the relevant guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” due to the significant nature of customization of each project.

Within the EDC operating unit of the Perceptive business segment, revenue is recognized ratably over the contract service period.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which may potentially expose PAREXEL to concentrations of credit risk, include trade accounts receivable. However, we maintain reserves for potential credit losses based on historic collectability and specific identification of potential problem accounts. Such losses, in the aggregate, have not exceeded management expectations. In Fiscal Years 2009 and 2008, our largest client accounted for 9% of consolidated service revenue. In Fiscal Year 2007, our largest client accounted for 7% of consolidated service revenue.

We have approximately 5 different counterparties in our derivative contracts, which include interest rate swaps and foreign currency hedges. These counterparties are all in the financial services industry and are subject to the credit risks inherent to that industry.

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

Development of Software for Internal Use

PAREXEL accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We capitalize costs of materials, consultants and payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 6 below. The amounts capitalized as internal use software totaled $97.0 million at June 30, 2009, $77.1 million at June 30, 2008 and $55.1 million at June 30, 2007. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

Research and Development Costs

The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $21.4 million, $9.2 million, and $9.7 million in Fiscal Years 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $1.0 million, $1.1 million, and $1.1 million in Fiscal Years 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Goodwill

PAREXEL follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. Fair values are established primarily using a discounted cash flow methodology, which is based on strategic business plans and long-term forecasts. We have performed our annual impairment test, with no evidence of impairment of our goodwill balance for Fiscal Years 2009, 2008 and 2007.

The changes in the carrying amount of goodwill balances for Fiscal Years 2009 and 2008 were as follows (in thousands):

Carrying amount as of June 30, 2007	$90,766

FY 2008
APEX acquisition	51,961
Poitiers divestiture	(3,468)
Perceptive acquisition adjustment	17
Effect of changes in rates used for translation	8,388

Carrying amount as of June 30, 2008	$147,664

FY 2009
ClinPhone acquisition	117,394
Effect of changes in rates used for translation	(17,446)

Carrying amount as of June 30, 2009	$247,612

PAREXEL records goodwill to the business segment affected by the transaction; balances at June 30, 2009 were:

Goodwill by segment (in thousands):
Clinical Research Services	$140,939
PAREXEL Consulting and MedCom Services	4,449
Perceptive Informatics, Inc.	102,224

Total Goodwill	$247,612

Intangible Assets

As of June 30, 2009, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (yrs)	Cost	Accumulated Amortization/Effect of Exchange Rate Changes	Net
Customer relationships & backlog	12.7	$79,560	$21,731	$57,829
Non-compete agreements	2.9	1,688	1,176	512
Technology & other intangibles	8.0	26,330	5,330	21,000
Tradename*	NA	22,158	2,700	19,458

Total intangible assets		$129,736	$30,937	$98,799

*	The tradename acquired in the ClinPhone acquisition will not be amortized.

As of June 30, 2008, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (yrs)	Cost	Accumulated Amortization/Effect of Exchange Rate Changes	Net
Customer relationships & backlog	10.3	$42,750	$9,371	$33,379
Non-compete agreements	2.8	1,688	459	1,229
Technology	5.0	2,379	2,379	—

Total intangible assets		$46,817	$12,209	$34,608

The changes in the carrying amounts of intangible assets for Fiscal Years 2009 and 2008 were as follows (in thousands):

Carrying amount as of June 30, 2007	27,361

FY 2008
APEX acquisition	10,918
Amortization	(4,681)
Effect of changes in rates used for translation	1,010

Carrying amount as of June 30, 2008	$34,608

FY 2009
ClinPhone acquisition	90,571
Amortization	(9,555)
Effect of changes in rates used for translation	17,783

Carrying amount as of June 30, 2009	$98,799

Estimated amortization expense for the next five years is as follows (in thousands):

FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
$9,307	$9,204	$9,061	$8,713	$7,841

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

Foreign Currency

Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in other income, net in the consolidated statements of operations. Transaction gains (losses) were $6.1 million, $(1.3) million, and $0.7 million in Fiscal Years 2009, 2008, and 2007, respectively.

Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan. Effective July 1, 2009, we adopted EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” We do not have any participating securities outstanding nor do we have more than one class of common stock.

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes standards of disclosure about events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is effective for us in this reporting period.

In April 2009, the FASB issued FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 and will be effective for us during the first quarter of Fiscal Year 2010.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in Fiscal Year 2010. Under SFAS 160, consolidated net income attributable to controlling interests for Fiscal Years 2009, 2008 and 2007 would be $40.2 million, $65.5 million and $37.3 million, respectively; total equity would be $418.6 million and $431.1 million for Fiscal Years 2009 and 2008, respectively; and there would be no change to earnings per share.

NOTE 3. ACQUISITIONS

We account for our acquisitions using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

Fiscal Year 2009

ClinPhone—On August 14, 2008, we acquired ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $172 million in cash, and repaid approximately $18 million of ClinPhone debt. By combining ClinPhone with our Perceptive Informatics segment, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClinical”) technologies for clinical research. The combined business offers access to a broad array of eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

We allocated the total purchase price to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. The estimates of the fair value of certain assets and liabilities were finalized in June 2009 with the exception of tax-related accounts.

The following table summarizes the purchase price allocation for ClinPhone (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$185,298
Transaction costs	4,913

Total	$190,211

Allocations:
Fair value of assets acquired
Accounts receivable	$18,416
Other current assets	2,177
Property and equipment, net	12,796
Goodwill	117,394
Tradename	22,158
In-process research and development	224
Other intangible assets, net	68,413
Liabilities assumed
Accounts payable	(8,628)
Current liabilities	(14,459)
Deferred revenue	(2,954)
Other liabilities	(25,326)

Net assets acquired	$190,211

The following table summarizes the details of our assessment of the intangible assets acquired in the ClinPhone transaction as of June 30, 2009 (in thousands):

Intangible Assets	Weighted Average Useful Life	Cost	Accumulated Amortization/ Foreign Currency Exchange Impact	Net
Customer relationships	13.6 years	$35,757	$9,973	$25,784
Backlog	4 years	6,326	2,094	4,232
Technology	8 years	26,330	5,737	20,593

Total intangible assets		$68,413	$17,804	$50,609

We record the estimated amortization expense of intangible assets acquired in the ClinPhone transaction for the current fiscal year, including amounts amortized to date, and in future years on our Consolidated Statements of Income as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,639	$6,567	$6,423	$6,103	$5,638

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of our Fiscal Year 2008 (in thousands, except per share data):

	PRO FORMA RESULTS (UNAUDITED)
	Fiscal Year 2009	Fiscal Year 2008
Service revenue	$1,062,317	$1,058,712
Net income*	$36,116	$56,546

Basic EPS*	$0.63	$1.01
Diluted EPS*	$0.62	$0.98

*

Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expenses that would have been incurred in connection with acquired customer relationships, technology, and backlog, and elimination of non-recurring costs including ClinPhone interest expense and deal costs.

Fiscal Year 2008

APEX—In September 2007, we acquired a majority of the outstanding shares of Taiwan-based APEX International Clinical Research Co., Ltd. (“APEX”) and completed the acquisition of all the outstanding shares of APEX in November 2007 for a total of approximately $55.3 million. The acquisition strengthened our global capabilities, providing clients with a wide range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia.

The components of the purchase price allocation were as follows (in thousands):

Purchase Price:
Cash paid, net of cash acquired	$53,427
Transaction costs	1,984

Total	$55,411

Allocations:
Accounts receivable	$4,010
Other current assets	860
Property and equipment, net	2,740
Goodwill	52,000
Other intangible assets, net	10,918
Liabilities assumed
Accounts payable	$(750)
Current liabilities	(10,042)
Deferred revenue	(4,325)

Net assets acquired	$55,411

Fiscal Year 2007

BMR/CCT—In November 2006, we acquired substantially all of the assets of Behavioral and Medical Research, LLC (“BMR”) and caused the transfer of all of the outstanding stock of California Clinical Trials Medical Group, Inc. (“CCT”) for a total of approximately $68.5 million. Established in 1981 with headquarters in San Diego, BMR/CCT provided a broad range of specialty Phase I – IV clinical research services through four clinical sites in California. At the time, the acquisition expanded our global Clinical Pharmacology capacity to over 450 beds. It also brought new expertise to our service offerings in the area of bridging studies, especially Japanese bridging studies, and added depth to existing expertise in central nervous system clinical trials, neuroscience drug development services and sleep studies.

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

NOTE 4—DERIVATIVES

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

•

Under our interest rate hedging program, we swap the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These hedges may include cross-currency hedges and cash flow hedges similar to those described above but may involve other denominations or counterparties and are not accounted for as hedges in accordance with SFAS 133.

The following table presents the notional amounts and fair values of our derivatives as of June 30, 2009 and June 30, 2008 (in thousands). All amounts are reported in other current assets and other current liabilities.

	June 30, 2009		June 30, 2008
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$150,000	$(5,381)	$35,000	$(774)
Foreign exchange contracts	54,459	5,584	126,019	(25)

Total SFAS 133 derivatives	$204,459	$203	$161,019	$(799)

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$197,086	$1,764	$159,491	$2,640

Total non-SFAS 133 derivatives	$197,086	$1,764	$159,491	$2,640

Total derivatives	$401,545	$1,967	$320,510	$1,841

The change in the fair value of derivatives designated as hedging instruments under SFAS 133 is recorded to other comprehensive income (loss) on the balance sheet. The amounts recognized for the twelve months ended June 30, 2009 and 2008 are presented below (in thousands):

	Twelve Months Ended
	June 30, 2009	June 30, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$(3,031)	$(630)
Foreign exchange contracts	3,379	(281)

Total SFAS 133 derivatives	$348	$(911)

The change in the fair value of derivatives not designated as hedging instruments under SFAS 133 is recorded to other income, net on the income statement. The amounts recognized for the twelve months ended June 30, 2009 and 2008 are presented below (in thousands):

	Twelve Months Ended
	June 30, 2009	June 30, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$(876)	$1,627

Total non-SFAS 133 derivatives	$(876)	$1,627

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008
Billed	$270,081	$256,919
Unbilled	234,459	224,356
Provision for losses on receivables	(23,219)	(5,459)

Total	$481,321	$475,816

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008
Owned assets:
Computer software	$129,906	$102,575
Computer and office equipment	71,572	79,466
Leasehold improvements	72,503	49,833
Medical equipment	16,202	18,746
Furniture and fixtures	23,605	21,246
Buildings	5,140	5,761
Office equipment & other assets	18,686	3,898

Total	337,614	281,525
Less: accumulated depreciation	(167,288)	(144,873)

Property and equipment, net	$170,326	$136,652

Assets held under capital leases:
Computer software	1,603	1,603
Less: accumulated amortization	(1,443)	(1,122)

Total	160	481

Total	$170,486	$137,133

Depreciation and amortization expense relating to property and equipment, including amortization of assets recorded under capital leases, was $43.4 million, $33.0 million, and $26.5 million for the years ended June 30, 2009, 2008, and 2007, respectively.

During the year ended June 30, 2007, we retired $57.9 million of fully-depreciated assets. During the year ended June 30, 2008, there were no retirements. During the year ended June 30, 2009, we retired $4.6 million of fully-depreciated assets.

During the year ended June 30, 2009, we determined that certain computer software assets that we had developed internally were impaired. We recorded an expense of $2.3 million related to the write-off of these assets.

NOTE 7. RESTRUCTURING CHARGES

Changes in the restructuring accrual during Fiscal Years 2009, 2008, and 2007 are summarized below:

(in thousands)	Balance at June 30, 2008	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2009
Facilities-related charges	$5,244	$(33)	$(3,067)	$2,144

Total	$5,244	$(33)	$(3,067)	$2,144

	Balance at June 30, 2007	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2008
Employee severance costs	$223	$(125)	$(98)	$0
Facilities-related charges	10,084	(735)	(4,105)	5,244

Total	$10,307	$(860)	$(4,203)	$5,244

	Balance at June 30, 2006	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2007
Employee severance costs	$734	$(93)	$(418)	$223
Facilities-related charges	15,423	59	(5,398)	$10,084

Total	$16,157	$(34)	$(5,816)	$10,307

NOTE 8. CREDIT ARRANGEMENTS

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. Of the total principal amount, up to $150 million is made available through a term loan and up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 13, 2013. Repayment of principal borrowed under the term loan facility is as follows:

•	5% of principal borrowed was repaid by June 30, 2009;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2009 to June 30, 2010;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2010 to June 30, 2011;

•	25% of principal borrowed must be repaid during the one-year period from July 1, 2011 to June 30, 2012; and

•	30% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 13, 2013.

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

As of June 30, 2009, we had $273.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $131.0 million of principal borrowed under the revolving credit facility and $142.5 million of principal under the term loan, and remaining borrowing availability of approximately $34.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.1%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2009, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by the bank at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2009, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 2% and 4%. At June 30, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At June 30, 2009, we had $4.5 million available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 2% and 4%. The lines of credit are payable on demand. At June 30, 2009, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $117.9 million and $136.6 million at June 30, 2009 and June 30, 2008, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% to 3%. As of June 30, 2009, the balance on the promissory notes issued in connection with the financing agreements was $5.7 million.

NOTE 9. STOCKHOLDERS’ EQUITY

On February 11, 2008, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008.

As of June 30, 2009 and 2008, there were 5,000,000 shares of preferred stock, $0.01 par value, authorized. Of the total shares authorized, 50,000 shares have been designated as Series A Junior Participating Preferred Stock, but none were issued or outstanding. Preferred stock may be issued at the discretion of the Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Board of Directors, this repurchase program will expire when the entire amount authorized has been fully utilized. Through June 30, 2009, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. No stock was repurchased during Fiscal Year 2009.

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding common stock equivalents. Outstanding options to purchase approximately 1,388,000 shares were excluded from the calculation of diluted earnings per share for the year ended June 30, 2009 because they were anti-dilutive. Outstanding options to purchase approximately 67,000 shares were excluded from the calculation of diluted earnings per share for the year ended June 30, 2008 because they were anti-dilutive. Outstanding options to purchase approximately 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the year ended June 30, 2007 because they were anti-dilutive. We also excluded all unvested restricted stock from the calculation of basic and diluted earnings per share.

The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2009	2008	2007
Net income attributable to common shares	$39,307	$64,640	$37,289

Weighted average number of shares outstanding, used in computing basic earnings per share	57,538	55,896	54,633
Dilutive common stock equivalents	309	1,565	1,583

Weighted average shares used in computing diluted earnings per share	57,847	57,461	56,216

Basic earnings per share	$0.68	$1.16	$0.68
Diluted earnings per share	$0.68	$1.12	$0.66

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) has been calculated by PAREXEL in accordance with SFAS No. 130 “Reporting Comprehensive Income.” The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Foreign currency translation	Unrealized gain (loss) on marketable securities and derivative instruments	Total
Balance as of June 30, 2006	$5,638	$258	$5,896
Changes during Fiscal Year 2007	15,860	172	16,032

Balance as of June 30, 2007	21,498	430	21,928
Changes during Fiscal Year 2008	31,214	(913)	30,301

Balance as of June 30, 2008	$52,712	$(483)	$52,229
Changes during Fiscal Year 2009	(63,449)	352	(63,097)

Balance as of June 30, 2009	$(10,737)	$(131)	$(10,868)

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R).” The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (averaged over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied and historical volatilities and PAREXEL uses historical data to estimate option exercise behavior. The following weighted average assumptions were used in the Black-Scholes option-pricing model for awards issued during the respective periods:

	For the years ended June 30,
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.5%	35.2%	39.4%
Risk-free interest rate	2.04%	3.54%	4.88%
Expected term (in years)	5.37	5.00	4.33

The compensation cost of the restricted stock is calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path.

For the last three fiscal years, we recognized the following stock-based compensation expense:

	For the years ended June 30,
(in thousands)	2009	2008	2007
Direct costs related	$2,241	$1,625	$921
Selling, general and administrative related	5,072	3,615	3,406

Total stock-based compensation	$7,313	$5,240	$4,327

As of June 30, 2009, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $16.5 million, which will be recognized over a weighted-average period of two years.

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

The following table summarizes information related to stock option activity for the respective periods:

	For the years ended June 30,
(in thousands, except per share data)	2009	2008	2007
Weighted-average fair value of options granted per share	$6.84	$8.40	$6.08
Intrinsic value of options exercised	$7,230	$27,666	$8,184
Cash received from options exercised	$3,265	$11,341	$9,034

Stock option activities for the three years ended June 30, 2009, 2008 and 2007 were as follows:

	Number of Options	Weighted-Average Exercise Price
Balance on June 30, 2006	4,865,490	$8.36

FY 2007
Granted	675,000	$15.58
Exercised	(1,048,738)	$8.62
Canceled	(271,474)	$11.56

Outstanding on June 30, 2007	4,220,278	$9.24
Exercisable on June 30, 2007	2,389,426	$7.04

FY 2008
Granted	986,800	$22.94
Exercised	(1,583,824)	$7.16
Canceled	(131,550)	$12.52

Outstanding on June 30, 2008	3,491,704	$13.94
Exercisable on June 30, 2008	1,419,896	$8.80

FY 2009
Granted	1,161,500	$14.79
Exercised	(400,812)	$8.15
Canceled	(275,000)	$15.11

Outstanding on June 30, 2009	3,977,392	$14.72
Exercisable on June 30, 2009	1,620,542	$11.84

Options that were outstanding and exercisable as of June 30, 2009 are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Outstanding at end of period	3,977,392	$14.72	5.53	$12,656
Exercisable at end of period	1,620,542	$11.84	3.82	$6,724

Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). Under the 2000 Purchase Plan, employees had the opportunity to purchase common stock at 85% of the average market value on the first day of each opening period or last day of each purchase period (as defined by the 2000 Purchase Plan), whichever was lower, up to specified limits. The 2000 Purchase Plan was amended in May 2005 for offering periods commencing on or after June 1, 2005 to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). In January 2008, the Purchase Plan was further amended to include the automatic enrollment of contributions whereby an eligible employee’s compensation would be reduced and automatic enrollment contributions made on his/her behalf unless an affirmative election not to do so was made. An aggregate of approximately 1,800,000 shares may be issued under the 2000 Purchase Plan.

The following table summarizes the purchases under the 2000 Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2009	174,302	$9.05
Fiscal Year 2008	57,184	$22.24
Fiscal Year 2007	75,624	$15.48

Restricted Stock

PAREXEL awards “restricted stock” to executive officers and non-employee members of the Board of Directors as a component of compensation. The shares granted in fiscal years 2007 and 2008 vested based on whether during the period between the date of grant and December 31, 2008 the closing price of a share of common stock on the Nasdaq Global Select Market met or exceeded specified targets for five consecutive trading days within specified time frames. In addition, any portion of any such award that had not vested by December 31, 2008 would automatically be forfeited to PAREXEL, and in the event a participant ceased to be employed by PAREXEL prior to December 31, 2008, such participant’s award would automatically be forfeited to PAREXEL. Valuation of these restricted stock grants were calculated under the Monte Carlo simulation modeling method for valuing a contingent claim on stock with characteristics that depend on the trailing stock price path. The restricted stock granted in Fiscal Year 2009 will vest ratably over a service period of 4 years. The fair value of the 2009 restricted stock grants was based upon the closing stock price on the day of the grant.

Restricted stock activities for the three years ended June 30, 2009, 2008 and 2007 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance on June 30, 2006	730,666	$7.13

FY 2007
Granted	50,086	$9.66
Vested	(166,666)	$6.31

Outstanding June 30, 2007	614,086	$7.55

FY 2008
Granted	6,946	$22.64
Vested	—	$—

Outstanding June 30, 2008	621,032	$7.72

FY 2009
Granted	136,842	$31.71
Vested	(621,032)	$7.72

Outstanding June 30, 2009	136,842	$31.71

401(k)

PAREXEL sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. PAREXEL contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $4.1 million, $3.1 million, and $2.5 million for the Fiscal Years 2009, 2008, and 2007, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

On July 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. We deferred the application of SFAS 157 for certain non-financial assets and liabilities to Fiscal Year 2010, as allowed under FSP FIN 157-2, “Effective Date of FASB Statement No. 157.” SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1—Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

•

Level 2—Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	quoted prices for similar assets and liabilities in active markets

•	quoted prices for identical or similar assets or liabilities in markets that are not active

•	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3—Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(5,381)	$—	$(5,381)
Foreign Currency Exchange Contracts	—	7,347	—	7,347

Total	$—	$1,967	$—	$1,967

NOTE 14. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30, 2009, 2008 and 2007 were as follows:

(in thousands)	2009	2008	2007
Domestic	$(23,963)	$(3,540)	$(1,199)
Foreign	88,680	89,077	60,733

	$64,717	$85,537	$59,534

Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2009	2008	2007
Current:
Federal	$(5,600)	$11,269	$100
State	(53)	1,464	714
Foreign	30,753	19,964	17,335

	25,100	32,697	18,149
Deferred:
Federal	(138)	(15,477)	(249)
State	(106)	72	(31)
Foreign	(325)	2,734	4,408

	(569)	(12,671)	4,128

	$24,531	$20,026	$22,277

Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2009	%	2008	%	2007	%
Income tax expense computed at the federal statutory rate	$22,651	35.0%	$29,938	35.0%	$20,837	35.0%
State income taxes, net of federal benefit	423	0.7%	530	0.6%	360	0.6%
Foreign rate differential	(6,179)	-9.5%	(5,345)	-6.2%	(2,958)	-4.9%
Change in valuation allowances	1,585	2.4%	(9,540)	-11.2%	347	0.5%
Additions to reserves	1,354	2.1%	9,457	11.0%	710	1.2%
Research and development	(2,766)	-4.3%	(1,738)	-2.0%	(1,175)	-2.0%
Other non-deductible expenses	4,390	6.8%	1,133	1.3%	3,194	5.4%
Statutory tax rate changes	181	0.3%	(6,332)	-7.4%	435	0.7%
Other	2,892	4.4%	1,923	2.3%	527	0.9%

	$24,531	37.9%	$20,026	23.4%	$22,277	37.4%

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been indefinitely reinvested. Undistributed earnings of foreign subsidiaries that have been indefinitely reinvested are approximately $234 million and $152 million at June 30, 2009 and 2008, respectively. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax assets as of June 30, 2009 and 2008 were as follows:

(in thousands)	2009	2008
Deferred tax assets:
U.S. loss carryforwards	$10,525	$7,801
Foreign loss carryforwards	4,457	7,822
Accrued expenses	9,460	15,361
Tax credit carryforwards	17,895	6,194
Provision for losses on receivables	6,691	1,160
Deferred compensation	3,733	3,169
Intercompany loans	5,910	3,688
Other	897	963

Gross deferred tax assets	59,568	46,158
Deferred tax asset valuation allowance	(31,445)	(24,529)

Total deferred tax assets	28,123	21,629

Deferred tax liabilities:
Property and equipment	(10,636)	(9,834)
Deferred revenue	(2,006)	(5,020)
Intangible assets	(30,665)	(6,067)
Foreign risk reserve	0	(1,539)
Foreign work-in-process valuation	(6,593)	(9,784)
Other	(4,126)	(2,323)

Total deferred tax liabilities	(54,026)	(34,567)

Net deferred tax liabilities	$(25,903)	$(12,938)

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2009 and 2008 were as follows:

(in thousands)	2009	2008
Current deferred tax assets	$21,268	$21,081
Non-current deferred tax assets	15,385	3,393
Current deferred tax liabilities	(18,110)	(14,343)
Non-current deferred tax liabilities	(44,446)	(23,069)

	$(25,903)	$(12,938)

At June 30, 2009, we had state, federal and foreign loss carryforwards of $70.7 million, $54.2 million and $38.4 million, respectively, that are available to offset future liabilities for income taxes. Included in the state and federal loss carryforwards are $23.9 million which were attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state and federal net operating losses expire in the years 2010 through 2029. Of the non-U.S. loss carryforwards, $5.5 million will expire between 2012 and 2022, the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $17.8 million which expire in the years 2013 through 2019.

A valuation allowance has been established for certain future income tax benefits related to loss carryforwards, foreign tax credit carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. In fiscal year 2009, the valuation allowance increased principally as a result of an increase in U.S. foreign tax credit carryforwards for which it is more likely than not that the benefits will not be realized. We are subject to on-going reviews by taxing authorities. We have evaluated the likelihood of unfavorable adjustments arising from these on-going reviews of prior year tax returns and believe that adequate provisions have been made in the income tax provision.

As of June 30, 2008, we had $63.2 million of gross unrecognized tax benefits of which $22.7 million would impact the effective tax rate if recognized. As of June 30, 2009 we had $58.3 million of gross unrecognized tax benefits of which $15.6 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $4.9 million decrease in gross unrecognized tax benefits is primarily composed of a $1.8 million decrease resulting from changes in reserves established in conjunction with the acquisition of APEX International Clinical Research Co. Ltd. and ClinPhone Group Limited in FY 2008 and 2009 respectively, a $4.1 million decrease which reflects the resolution of several U.S. state, federal and certain foreign examinations, a $0.7 million decrease related to the jurisdiction in which income is taxable, a $1.0 million increase related to the taxation of compensation and a $0.7 million increase associated with the taxation of certain investments. Of these changes in the unrecognized tax benefits, $0.2 million reduced the effective tax rate.

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

(in thousands)	2009	2008
Balance at beginning of year	$63,184	$44,353
Additions related to tax positions in prior years	1,777	6,839
Reductions related to tax positions in prior years	(3,691)	—
Reductions related to settlements with tax authorities	(4,091)	—
Additions related to tax positions in the current year	1,131	11,992

Balance at end of year	$58,310	$63,184

As of June 30, 2009, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.6 million in the next twelve months, as a result of the resolution of tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, $7.7 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through June 30, 2009 includes approximately $1.9 million of gross interest. As of June 30, 2009, $11.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

PAREXEL is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material state and local income tax matters through 1998 have been concluded. All material federal income tax matters have been concluded through 2002. Substantially all material foreign income tax matters have been concluded for all years through 1996.

NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES

We lease facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income was $48.5 million, $44.3 million, and $35.4 million for Fiscal Years 2009, 2008, and 2007, respectively. Additionally, we have assets under capital leases. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows:

(in thousands)	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter	Total
Debt obligations (principal)	$32,090	$32,640	$38,443	$176,000	$0	$0	$279,173
Operating and capital leases	47,507	39,993	31,627	25,304	19,181	79,768	243,380
Less: sublease income	(464)	—	—	—	—	—	(464)
Purchase commitments	17,787	5,175	4,075	728	285	267	28,318

Total	$96,920	$77,808	$74,145	$202,032	$19,466	$80,035	$550,407

We have letter-of-credit agreements with banks, totaling approximately $11.5 million, guaranteeing performance under various operating leases and vendor agreements. We also have an unsecured facility consisting of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.) that is guaranteed by certain of our U.S. subsidiaries.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. Through June 30, 2009, we have recorded approximately $1.8 million in legal fees and other incremental costs in connection with the incident. To date, none of the participants in the clinical trial have filed suit against us. We carry insurance to cover risks such as this, but our insurance is subject to deductibles and coverage limits and may not be adequate to cover claims against us. While we believe that TeGenero is responsible to indemnify us with respect to claims related to this matter, TeGenero filed for insolvency in July 2006, which likely will limit any recovery by us from them. In addition, while TeGenero carried insurance with respect to this type of matter, this insurance also is subject to deductibles and coverage limits.

PAREXEL periodically becomes involved in various claims and lawsuits that are incidental to its business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 16. GEOGRAPHIC INFORMATION

Financial information by geographic area for the three years ended June 30, 2009, 2008, and 2007 were as follows:

(in thousands)	2009	2008	2007
Service revenue:
The Americas	$426,284	$377,857	$290,651
Europe, Middle East & Africa	528,914	515,445	411,483
Asia/Pacific	95,557	70,981	39,821

Total	$1,050,755	$964,283	$741,955

Income from operations:
The Americas	$3,565	$16,079	$2,625
Europe, Middle East & Africa	61,353	62,394	47,121
Asia/Pacific	10,726	8,193	7,820

Total	$75,644	$86,666	$57,566

Tangible long-lived assets:
The Americas	$78,075	$58,470	$41,896
Europe, Middle East & Africa	83,026	82,800	60,601
Asia/Pacific	9,387	12,281	4,018

Total	$170,487	$153,551	$106,515

The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007
Service revenue:
United States	$375,051	$333,917	$267,273
Germany	$171,163	$179,890	$147,223
United Kingdom	$163,486	$143,930	$119,039

NOTE 17. SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

CRS constitutes our core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and GMP compliance. PCMS also provides a full spectrum of market development, product development, and targeted communications services in support of product launch.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications.

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

(in thousands)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2009	$804,237	$121,785	$124,733	$1,050,755
2008	$745,641	$129,804	$88,838	$964,283
2007	$548,838	$120,636	$72,481	$741,955

Gross profit on service revenue:
2009	$286,987	$43,562	$45,143	$375,692
2008	$251,762	$43,874	$39,248	$334,884
2007	$190,283	$36,161	$31,624	$258,068

NOTE 18. OTHER CHARGE

In the second quarter of Fiscal Year 2009, we received notification from a small biopharma client that the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. The client advised us that it encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment to the client. The client informed us that, following the default, it had substantive discussions with two potential commercialization partners and its remaining investors, but was unable to secure additional funding for the trial. The client has since filed for bankruptcy protection. As a result, we recorded $15 million in reserves in the second quarter of Fiscal Year 2009, consisting of $12.3 million in bad debt expense and $2.7 million in anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees. As of June 30, 2009, we had approximately $1.0 million of wind-down costs and related expenses remaining to be spent.

NOTE 19. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2009 and 2008:

	For the year ended June 30, 2009
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$263,046	$275,846	$264,457	$247,406	$1,050,755
Gross profit	91,682	98,551	98,676	86,783	375,692
Income from operations	21,993	7,710	26,419	19,522	75,644
Net income	13,619	5,208	14,204	6,276	39,307
Diluted earnings per share	$0.23	$0.09	$0.25	$0.11	$0.68

	For the year ended June 30, 2008
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$208,125	$238,653	$245,336	$272,169	$964,283
Gross profit	72,063	81,662	84,073	97,086	334,884
Income from operations	16,528	20,482	22,721	26,935	86,666
Net income	13,885	11,531	14,186	25,038	64,640
Diluted earnings per share	$0.24	$0.20	$0.25	$0.43	$1.12

Accounting Correction

In the fourth quarter of fiscal year 2009, a correction to the accounting treatment for revenue recognition of certain ClinPhone RTSM IVR projects and acquisition-related deferred revenue was made to conform to our revenue recognition policies. An adjustment of $16.9 million was made in the fourth quarter of fiscal year 2009 to reflect the deferral of setup stage revenues which had been recognized in error in prior quarters of the fiscal year. In addition, an adjustment to deferred revenue of $4.1 million was made in the fourth quarter of fiscal year 2009 in accordance with EITF Issue No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” which prescribes that opening deferred revenue of an acquired company may not be recognized where the acquiring entity has no post-acquisition performance obligation. This correction was not material to the quarterly financial results for Fiscal Year 2009.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 did not include the internal controls of Clinphone plc (“Clinphone”), which was acquired by the Company in August 2008 in a purchase business combination. Clinphone constitutes $224.0 million and $160.7 million of total and net assets, respectively, and $53.3 million and $21.0 million of revenues and net loss, respectively, of the Company as of and for the year ended June 30, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management identified a material weakness due to insufficient controls associated with accounting for the Clinphone business combination, specifically the adoption by Clinphone of an accounting policy for revenue recognition in accordance with U.S. GAAP for IVR sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. As a result of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 based on the COSO criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 85.

/s/ JOSEF H. VON RICKENBACH Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer (principal executive officer)	/s/ JAMES F. WINSCHEL, JR. James F. Winschel, Jr. Senior Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an adverse opinion thereon.

As discussed in Note 14 to the consolidated financial statements, in fiscal 2008 PAREXEL International Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.”

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ClinPhone, which is included in the 2009 consolidated financial statements of PAREXEL International Corporation and constituted $224.0 million and $160.7 million of total and net assets, respectively, as of June 30, 2009 and $53.3 million and $21.0 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of PAREXEL International Corporation also did not include an evaluation of the internal control over financial reporting of ClinPhone.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management and Ernst & Young relates to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption of an accounting policy for revenue recognition in accordance with U.S. GAAP for IVR sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated August 28, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PAREXEL International Corporation has not maintained effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 28, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

As described in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2009 due to a material weakness in internal control over financial reporting related to accounting for the Clinphone business combination, specifically the adoption of an accounting policy for revenue recognition in accordance with U.S. GAAP for IVR sales contracts with multiple revenue elements and the determination of fair value of deferred revenue assumed in the business combination.

We have developed the following plan to remediate the material weakness:

•	Review and redesign of internal controls related to business combinations, with emphasis on conforming an acquired entity’s accounting policies with U.S. GAAP;

•	Early evaluation by our Internal Audit group of the internal control environment of the acquired entity, together with periodic reports to management on internal control challenges and progress;

•

Strengthen or supplement technical resources to provide for the completion of purchase accounting for the acquired entity as quickly as possible after transaction closing to identify and clear technical issues on a timely basis. Accelerate integration of acquired entity on to PAREXEL standard financial systems and shared services;

•	Enhanced oversight by senior financial management on the harmonization of accounting and financial policies of the acquired company with PAREXEL policies and processes.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of June 30, 2009. However, the institutionalization of the internal control processes requires repeatable process execution, and because certain of these additional controls necessarily involve business combination transactions, the successful execution of these controls is reliant on business combination transactions occurring and allowing for the assessment of the operating effectiveness of these remediations before management is able to definitively conclude that the material weakness has been fully remediated.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

CODE OF ETHICS

PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officers and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations—Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

The following financial statements and supplementary data are included in Item 8 of this annual report:

(2) FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts and Reserves

For the three years ended June 30, 2009	91

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

PAREXEL INTERNATIONAL CORPORATION

By:	/s/ JOSEF H. VON RICKENBACH	Dated: August 28, 2009
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/S/ JOSEF H. VON RICKENBACH Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)	August 28, 2009

/S/ A. DANA CALLOW, JR. A. Dana Callow, Jr.	Director	August 28, 2009

/S/ PATRICK J. FORTUNE Patrick J. Fortune	Director	August 28, 2009

/S/ EDUARD E. HOLDENER Eduard E. Holdener	Director	August 28, 2009

/S/ CHRISTOPHER J. LINDOP Christopher J. Lindop	Director	August 28, 2009

/S/ RICHARD L. LOVE Richard L. Love	Director	August 28, 2009

/S/ JAMES F. WINSCHEL, JR. James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	August 28, 2009

/S/ ELLEN M. ZANE Ellen M. Zane	Director	August 28, 2009

SCHEDULE II

PAREXEL INTERNATIONAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)	Balance at beginning of year	Charged to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2007	$3,469	$4	$243	$3,716
Year ended June 30, 2008	$3,716	$2,349	$(606)	$5,459
Year ended June 30, 2009	$5,459	$14,543	$3,217	$23,219

*	Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for uncertain tax assets
Year ended June 30, 2007	$42,586	$347	$4,655	$47,588
Year ended June 30, 2008	$47,588	$(9,540)	$(13,519)	$24,529
Year ended June 30, 2009	$24,529	$2,872	$4,044	$31,445

*	Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries, acquisitions and certain reclassifications related to FIN 48.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

EXHIBIT NO.	DESCRIPTION
10.19.1*

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

10.21

ABN—AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

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

EXHIBIT NO.	DESCRIPTION
10.26.2

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

10.27*	2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference).

21.1	List of subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement.