Form 10-Q
period 2009-09-30
PAREXEL INTERNATIONAL CORP
filed 2009-11-06
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-21244

PAREXEL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2776269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 West Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2009, there were 58,151,245 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$96,689	$96,352
Billed and unbilled accounts receivable, net	492,018	481,321
Prepaid expenses	29,200	24,636
Deferred tax assets	21,383	21,268
Income tax receivable	12,858	7,631
Other current assets	17,324	16,215

Total current assets	669,472	647,423

Property and equipment, net	171,838	170,486
Goodwill	256,057	247,612
Other intangible assets, net	97,852	98,799
Non-current deferred tax assets	5,136	15,385
Long-term income tax receivable	21,668	21,308
Other assets	23,607	23,448

Total assets	$1,245,630	$1,224,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,080	$32,090
Accounts payable	26,753	31,648
Deferred revenue	270,922	266,453
Accrued expenses	27,945	34,937
Accrued restructuring charges	788	876
Accrued employee benefits and withholdings	62,064	59,638
Current deferred tax liabilities	16,970	18,110
Other current liabilities	13,739	11,966

Total current liabilities	451,261	455,718

Long-term debt, net of current portion	244,104	247,083
Non-current deferred tax liabilities	43,187	44,446
Long-term accrued restructuring charges	1,131	1,268
Long-term tax liabilities	54,256	47,881
Other liabilities	14,307	13,320

Total liabilities	808,246	809,716

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 57,889,281 at September 30, 2009 and 57,782,931 at June 30, 2009	573	572
Additional paid-in capital	222,218	219,849
Retained earnings	217,633	205,192
Accumulated other comprehensive loss	(3,040)	(10,868)

Total stockholders’ equity	437,384	414,745

Total liabilities and stockholders’ equity	$1,245,630	$1,224,461

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	September 30, 2009	September 30, 2008

Service revenue	$259,763	$263,046
Reimbursement revenue	47,775	56,506

Total revenue	307,538	319,552

Direct costs	$166,829	$171,364
Reimbursable out-of-pocket expenses	47,775	56,506
Selling, general and administrative	60,353	57,725
Depreciation	11,569	9,929
Amortization	2,536	2,035

Total costs and expenses	289,062	297,559

Income from operations	18,476	21,993

Interest income	827	2,706
Interest expense	(3,756)	(5,411)
Miscellaneous income	2,149	2,027

Other expense	(780)	(678)

Income before income taxes	17,696	21,315

Provision for income taxes	5,255	7,696

Net income	$12,441	$13,619

Earnings per common share
Basic	$0.22	$0.24
Diluted	$0.21	$0.23

Shares used in computing earnings per common share
Basic	57,815	56,926
Diluted	58,135	58,164

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 30, 2009	September 30, 2008

Cash flow from operating activities:
Net income	$12,441	$13,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,105	11,964
Loss on disposal of fixed assets	54	—
Stock-based compensation	1,550	1,603
Changes in operating assets and liabilities	(13,793)	(33,459)

Net cash provided by (used in) operating activities	14,357	(6,273)

Cash flow from investing activities:
Purchases of property and equipment	(15,445)	(19,163)
Acquisition of businesses	(13)	(185,337)
Proceeds from sale of assets	59	104

Net cash used in investing activities	(15,399)	(204,396)

Cash flow from financing activities:
Proceeds from issuance of common stock	821	2,673
Borrowing under lines of credit	24,000	298,961
Repayments under lines of credit	(26,500)	(90,386)
Repayments under long-term debt	(315)	—

Net cash (used in) provided by financing activities	(1,994)	211,248

Effect of exchange rate changes on cash and cash equivalents	3,373	(4,344)

Net increase (decrease) in cash and cash equivalents	337	(3,765)

Cash and cash equivalents at beginning of period	96,352	51,918

Cash and cash equivalents at end of period	$96,689	$48,153

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$3,768	$5,006
Income taxes, net of refunds	$4,214	$5,761

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$13	$227,183
Liabilities assumed	—	(41,846)

Cash paid for acquisitions	$13	$185,337

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 10-K”).

Certain amounts for our fiscal year ended June 30, 2009 (“Fiscal Year 2009”) have been reclassified to conform to the presentation of such amounts for our fiscal year ending June 30, 2010 (“Fiscal Year 2010”), including non-controlling interest balances and expenses that were inconsequential to our consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. From the calculation of diluted earnings per share, we excluded all unvested restricted stock and certain outstanding options to purchase 1,865,223 shares of common stock for the three months ended September 30, 2009, and we excluded all unvested restricted stock and certain outstanding options to purchase 301,500 shares of common stock for the three months ended September 30, 2008, because they were anti-dilutive. The following table outlines the basic and diluted earnings per common share computations:

	Three Months Ended
(in thousands, except per share data)	September 30, 2009	September 30, 2008

Net income	$12,441	$13,619

Weighted average number of shares outstanding used in computing basic earnings per share	57,815	56,926

Dilutive common stock equivalents	320	1,238

Weighted average number of shares outstanding used in computing diluted earnings per share	58,135	58,164

Basic earnings per share	$0.22	$0.24
Diluted earnings per share	$0.21	$0.23

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income has been calculated in accordance with Accounting Standards Committee (“ASC”) No. 220, “Comprehensive Income,” (formerly Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income”). Comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Net income	$12,441	$13,619
Unrealized loss on derivative instruments*	(3,670)	(309)
Foreign currency translation	11,498	(40,648)

Comprehensive (loss) income	$20,269	$(27,338)

* net of deferred tax amounts (liability) asset	$(1,285)	$(205)

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 4 – ACQUISITIONS

On August 14, 2008, we acquired ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $172 million in cash, and repaid approximately $18 million of ClinPhone debt. By combining ClinPhone with our Perceptive Informatics (“Perceptive”) segment, Perceptive is now one of the industry’s largest providers of telecommunications and web-based (“eClinical”) technologies for clinical research. The combined business offers access to a broad array of eClinical technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle. We allocated the total purchase price to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. The following table summarizes the final purchase price allocation for ClinPhone (in thousands):

Purchase Price:	Cash paid, net of cash acquired	$185,306
	Transaction costs	4,927

	Total	$190,233

Allocations:	Fair value of assets acquired
	Accounts receivable	$18,416
	Other current assets	2,236
	Property and equipment, net	12,796
	Goodwill	124,722
	Tradename	22,158
	In-process research and development	224
	Other intangible assets, net	68,413
	Liabilities assumed
	Accounts payable	(8,628)
	Current liabilities	(14,693)
	Deferred revenue	(478)
	Other liabilities	(34,933)

	Net assets acquired	$190,233

The following table summarizes the details of our assessment of the intangible assets acquired in the ClinPhone transaction as of September 30, 2009 (in thousands):

Intangible Assets	Weighted Average Useful Life*	Cost	Accumulated Amortization/ Foreign Currency Exchange Impact	Net
Customer relationships	13.6 years	$35,757	$7,322	$28,435
Backlog	4 years	6,326	2,600	3,726
Technology	8 years	26,330	7,156	19,174

Total intangible assets		$68,413	$17,077	$51,336

*	The determination of the useful life of the customer relationships, backlog and technology was based, in part, on our own historical experience (in particular based upon the experience in our Perceptive business) in renewing or extending similar relationships and arrangements.

The following table sets forth the estimated amortization expense of intangible assets acquired in the ClinPhone transaction (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,639	$6,567	$6,423	$6,103	$5,638

The following summary of (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of our Fiscal Year 2008 (in thousands, except per share data):

Pro Forma Three Months Ended September 30, 2008
Service revenue	$274,608
Net income*	$13,811
Basic EPS*	$0.24
Diluted EPS*	$0.24

*	Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expenses that would have been incurred in connection with acquired customer relationships, technology, and backlog, and the elimination of non-recurring costs including ClinPhone interest expense and deal costs.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”). The compensation expense recognized in the three months ended September 30, 2009 and 2008 is presented in the following table.

	Three Months Ended
(in thousands)	September 30, 2009	September 30, 2008

Direct costs	$776	$534
Selling, general and administrative	774	1,069

Total stock-based compensation	$1,550	$1,603

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

CRS constitutes our core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and GMP compliance. PCMS also provides a full spectrum of market development, product development, targeted communications, and strategic reimbursement advisory services in support of product launch.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone randomization and trial supply management (“RTSM”), electronic data capture (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, and patient diary applications.

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

	Three Months Ended
($ in thousands)	September 30, 2009	September 30, 2008
Service revenue
Clinical Research Services	$202,324	$202,823
PAREXEL Consulting and MedCom Services	28,821	30,111
Perceptive Informatics, Inc.	28,618	30,112

Total service revenue	$259,763	$263,046

Direct costs
Clinical Research Services	$129,282	$131,902
PAREXEL Consulting and MedCom Services	18,431	20,163
Perceptive Informatics, Inc.	19,116	19,299

Total direct costs	$166,829	$171,364

Gross profit
Clinical Research Services	$73,042	$70,921
PAREXEL Consulting and MedCom Services	10,390	9,948
Perceptive Informatics, Inc.	9,502	10,813

Total gross profit	$92,934	$91,682

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 – RESTRUCTURING CHARGES

Current activity charged against the restructuring accrual in the three months ended September 30, 2009 was as follows:

($ in thousands)	Balance at June 30, 2009	Payments/Foreign Currency Exchange	Provision Adjustments	Balance at September 30, 2009

Facilities-related charges	$2,165	$(246)	—	$1,919

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“EITF”)” (formerly EITF 09-3). ASU 2009-14 revises FASB ASC 985-605 to drop from its scope all tangible products containing both software and non-software components that operate together to deliver the products’ functions. ASU 2009-14 is effective for us in Fiscal Year 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments to FASB ASC 605-25 allow vendors to account for products and services separately rather than as a combined unit. ASU 2009-14 will be effective for us in Fiscal Year 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In December 2007, the FASB issued ASC 810-10-45, “Other Presentation Matters” (formerly SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810-10-45 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. ASC 810-10-45 is effective for us in this reporting period. The adoption of this statement was inconsequential to our consolidated financial statements, and, accordingly, non-controlling interest balances have been included in other expenses and other liabilities, as applicable.

NOTE 9 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with the FASB ASC 740, “Income Taxes” (formerly SFAS 109 and Financial Accounting Standards Board Interpretation (“FIN”) 48). We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Our financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.

As of June 30, 2009, we had $58.3 million of gross unrecognized tax benefits, of which $15.6 million would impact the effective tax rate if recognized. As of September 30, 2009, we had $66.1 million of gross unrecognized tax benefits, of which $22.5 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $7.8 million net increase in gross unrecognized tax benefits is primarily composed of $6.9 million in reserves established in conjunction with the acquisition of ClinPhone Group Limited in Fiscal Year 2009, which did not impact the effective tax rate.

As of September 30, 2009, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions would decrease by approximately $0.6 million in the next twelve months primarily as a result of the resolution of tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, $11.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2009 includes a benefit of approximately $0.3 million of interest and penalties. As of September 30, 2009, $10.7 million of interest and penalties were included in our liability for unrecognized tax benefits.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 2002 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended September 30, 2009 and 2008, we had an effective income tax rate of 29.8% and 35.4% respectively. The decrease in the tax rate for the three months ended September 30, 2009, compared with the same period in 2008, was primarily attributable to a $1.0 million reduction in prior year interest accrued on tax reserves.

NOTE 10 – LINES OF CREDIT

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (“EBITDA”). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 13, 2013. Repayment of principal borrowed under the term loan facility is as follows:

•	5% of principal borrowed was repaid by June 30, 2009;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2009 to June 30, 2010;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2010 to June 30, 2011;

•	25% of principal borrowed must be repaid during the one-year period from July 1, 2011 to June 30, 2012; and

•	30% of principal borrowed must be repaid during the period from July 1, 2012 to June 13, 2013.

All payments of principal on the term loan facility made during each annual described above are required to be made in equal quarterly installments and to be accompanied by accrued interest thereon. To the extent not previously paid, all borrowings under the term loan facility must be repaid on June 13, 2013. Swingline loans under the 2008 Credit Facility generally must be paid on the first date after such swingline loan is made that is the 15th or last day of a calendar month.

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

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As of September 30, 2009, we had $271.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $136.0 million of principal borrowed under the revolving credit facility and $135.0 million of principal under the term loan, and remaining borrowing availability of approximately $29.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.2%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2009, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by ABN AMRO Bank, NV at any time at its discretion. We entered into this line of credit primarily to facilitate business transactions with ABN AMRO Bank, NV. At September 30, 2009, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 2% and 4%. At September 30, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At September 30, 2009, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $137.4 million and $117.9 million at September 30, 2009 and June 30, 2009, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% to 3%. The balance on the promissory notes issued in connection with the financing agreements was $5.4 million and $5.7 million at September 30, 2009 and June 30, 2009, respectively.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2009, we had approximately $38.5 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We have letter-of-credit agreements with banks totaling approximately $6.7 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. In the first quarter of Fiscal Year 2010, we reached final settlement agreements with these participants. All amounts were paid by insurance companies.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 12 – DERIVATIVES

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program that are accounted for in accordance with ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”).

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

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These hedges include cash flow hedges similar to those described above, but may involve other denominations or counterparties and are not accounted for as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of September 30, 2009 and June 30, 2009 (in thousands). All amounts are reported in other current assets and other current liabilities.

	September 30, 2009		June 30, 2009
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(6,257)	$150,000	$(5,381)
Foreign exchange contracts	180,635	2,632	54,459	5,584

Total designated derivatives	$330,635	$(3,625)	$204,459	$203

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$43,872	$170	$—	$—
Foreign exchange contracts	77,221	3,176	197,086	1,764

Total non-designated derivatives	$121,093	$3,346	$197,086	$1,764

Total derivatives	$451,728	$(279)	$401,545	$1,967

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The change in the fair value of derivatives designated as hedging instruments under ASC 815 is recorded to other comprehensive income (loss) on the balance sheet. The amounts recognized for the three months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(569)	$1,400
Foreign exchange contracts	(2,014)	(1,709)

Total designated derivatives	$(2,583)	$(309)

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income on the income statement. The amounts recognized for the three months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$170	$—
Foreign exchange contracts	1,412	(1,656)

Total non-designated derivatives	$1,582	$(1,656)

NOTE 13. FAIR VALUE MEASUREMENTS

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”). ASC 820 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. ASC 820 enables the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

•

Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

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

•

Level 3 – Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(6,087)	$—	$(6,087)
Foreign Currency Exchange Contracts	—	5,808	—	5,808

Total	$—	$(279)	—	$(279)

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. We record changes in the fair value of these contracts, to the extent they are effective as cash flow hedges, in other comprehensive income. If a contract does not qualify for hedge accounting, changes in the fair value of the contract are recorded in income.

The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 14. SUBSEQUENT EVENTS

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. These actions are expected to result in a pre-tax charge of approximately $30 million in the quarter ending December 31, 2009. The charge is primarily related to expenses to be incurred in connection with the consolidation or closure of certain offices, the reduction of approximately 4% of our workforce, and certain other one-time costs. We anticipate that we will substantially complete these restructuring activities by June 30, 2010. The charges will include approximately $7 million in costs related to the abandonment of certain property leases, approximately $22 million in employee separation benefits, and approximately $1 million in other one-time costs. We expect a majority of the $30 million charge to be paid out in the second half of Fiscal Year 2010, with the remainder to be paid out over several years, in the form of cash expenditures. We expect the charge to result in annual pre-tax savings of approximately $21 million when completed.

We have evaluated subsequent events through the date of this filing, November 6, 2009.

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 28, 2009 (the “2009 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

•

CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies, formerly referred to as “Clinical Pharmacology”) to Late Phase (encompassing the later stages of clinical testing, formerly referred to as “Phases II-IV”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process and management consulting. PCMS also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. PCMS also provides health policy consulting and strategic reimbursement services.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies involve: revenue recognition, billed accounts receivable, unbilled accounts receivable and deferred revenue, accounting for income taxes, and goodwill. For further information, please refer to the consolidated financial statements and footnotes thereto included in the 2009 10-K.

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. We completed our annual impairment testing in the fourth quarter of Fiscal Year 2009 and determined that there were no required adjustments to the carrying value of goodwill at any of our reporting units. The impairment testing involves determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. We determined fair value using a discounted cash flow analysis at the reporting unit level. This analysis included significant judgment regarding the assumptions used, such as our weighted average cost of capital, revenue growth rates, profit margins, capital expenditures, and other factors that were all based on current strategic forecasts and other financial metrics. As of September 30, 2009, we do not believe that any of our reporting units are at risk of failing this initial step of goodwill impairment testing.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Increase (Decrease)%
($ in thousands)	September 30, 2009	September 30, 2008
Service revenue
Clinical Research Services	$202,324	$202,823	$(499)	-0.2%
PAREXEL Consulting and MedCom Services	28,821	30,111	(1,290)	-4.3%
Perceptive Informatics, Inc.	28,618	30,112	(1,494)	-5.0%

Total service revenue	$259,763	$263,046	$(3,283)	-1.2%

Direct costs
Clinical Research Services	$129,282	$131,902	$(2,620)	-2.0%
PAREXEL Consulting and MedCom Services	18,431	20,163	(1,732)	-8.6%
Perceptive Informatics, Inc.	19,116	19,299	(183)	-0.9%

Total direct costs	$166,829	$171,364	$(4,535)	-2.6%

Gross profit
Clinical Research Services	$73,042	$70,921	$2,121	3.0%
PAREXEL Consulting and MedCom Services	10,390	9,948	442	4.4%
Perceptive Informatics, Inc.	9,502	10,813	(1,311)	-12.1%

Total gross profit	$92,934	$91,682	$1,252	1.4%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008:

For the three months ended September 30, 2009, we had net income of $12.4 million compared with net income of $13.6 million for the three months ended September 30, 2008. On a fully diluted basis, earnings per share decreased slightly to $0.21 from $0.23 for the respective periods.

Revenues

Service revenue decreased by $3.2 million, or 1.2%, to $259.8 million for the three months ended September 30, 2009 from $263.0 million for the three months ended September 30, 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended September 30, 2009		Three months ended September 30, 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$101.6	39.1%	$102.3	38.9%
Europe, Middle East & Africa	$129.6	49.9%	$140.4	53.4%
Asia/Pacific	$28.6	11.0%	$20.3	7.7%

Service revenue in The Americas decreased by $0.7 million, or 0.7%; Europe, Middle East & Africa service revenue decreased by $10.8 million, or 7.7%; and Asia/Pacific service revenue increased by $8.3 million, or 40.8%. Service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $14.8 million. The negative impact of foreign currency fluctuations in the Americas was approximately $2.3 million, while the impact in Asia/Pacific was minimal.

On a segment basis, CRS service revenue decreased slightly to $202.3 million for the three months ended September 30, 2009 from $202.8 million for the three months ended September 30, 2008. The $0.5 million decrease was attributable to approximately $12.0 million related to the negative impact of foreign currency fluctuations and a $4.7 million decrease in our Early Phase business due, in part, to weakness in the small biopharma market segment; partially offset by a $16.2 million increase in the Late Phase portions of the business as a result of growth in the Americas and Asia/Pacific regions.

PCMS service revenue decreased by $1.3 million, or 4.3%, to $28.8 million for the three months ended September 30, 2009 from $30.1 million for the same period in 2008. The decrease was due primarily to the negative $2.2 million impact of foreign currency fluctuations; partially offset by a net $0.9 million increase in our business, particularly in consulting services.

Perceptive service revenue decreased by $1.5 million, or 5.0%, to $28.6 million for the three months ended September 30, 2009 from $30.1 million for the three months ended September 30, 2008. The decrease was due primarily to the negative $2.0 million impact of foreign currency fluctuations; partially offset by a $0.3 million increase in revenues from ClinPhone (which was acquired in August 2008) and a net $0.2 million increase in our other service lines, including growth in our product support fees and medical imaging. Perceptive revenue for the three months ended September 30, 2008 included $5.7 million related to certain accounting adjustments that were subsequently reversed in the fourth quarter of Fiscal Year 2009.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs decreased by $4.5 million, or 2.6%, to $166.8 million for the three months ended September 30, 2009 from $171.3 million for the three months ended September 30, 2008. As a percentage of total service revenue, direct costs decreased to 64.2% from 65.2% for the respective periods.

On a segment basis, CRS direct costs decreased by $2.6 million, or 2.0%, to $129.3 million for the three months ended September 30, 2009 from $131.9 million for the three months ended September 30, 2008. This decrease was due primarily to the positive impact of $6.3 million in foreign currency fluctuations and a $1.0 million decrease in our Early Phase business due to a lower volume of business; partially offset by a $4.7 million increase in our Late Phase business to support higher business volume. As a percentage of service revenue, CRS direct costs decreased to 63.9% for the three months ended September 30, 2009 from 65.0% for the three months ended September 30, 2008 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency.

PCMS direct costs decreased by $1.7 million, or 8.6%, to $18.4 million for the three months ended September 30, 2009 from $20.1 million for the three months ended September 30, 2008. This $1.7 million decline was due primarily to $0.6 million in decreases related to lower business activity and $1.1 million related to the impact of positive foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 63.9% from 67.0% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain unprofitable service lines.

Perceptive direct costs decreased slightly by $0.2 million, or 1.0%, to $19.1 million for the three months ended September 30, 2009 from $19.3 million for the three months ended September 30, 2008. This decrease was due primarily to a $1.2 million decrease in our legacy IVRS business, a $0.9 million decrease in our medical imaging business and the positive impact of foreign currency fluctuations of approximately $0.8 million; partially offset by a $1.9 million increase in the direct costs of ClinPhone (which was acquired in August 2008) and a $0.8 million increase in our other business lines, primarily in the product support areas. As a percentage of service revenue, Perceptive direct costs increased to 66.8% for the three months ended September 30, 2009 from 64.1% for the three months ended September 30, 2008. This increase was due primarily to lower utilization rates and slower revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $2.6 million, or 4.6%, to $60.3 million for the three months ended September 30, 2009 from $57.7 million for the three months ended September 30, 2008. This increase was due primarily to a $3.8 million increase in the SG&A of ClinPhone (which was acquired in August 2008), $2.7 million from higher facilities costs, and $1.2 million from an increase in various other expenses including research and development, selling costs, and compensation; partially offset by $5.1 million attributable to foreign exchange fluctuations. As a percentage of service revenue, SG&A increased to 23.2% for the three months ended September 30, 2009 from 21.9% for the three months ended September 30, 2008 resulting from the slowdown in service revenue growth.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $2.1 million, or 17.9%, to $14.1 million for the three months ended September 30, 2009 from $12.0 million for the three months ended September 30, 2008, primarily due to incremental D&A expense associated with ClinPhone and additional depreciation expense due to increased capital expenditures. As a percentage of service revenue, D&A increased to 5.4% for the three months ended September 30, 2009 from 4.5% for the same period in 2008.

Other Income and Expense

We recorded net other expense of $0.8 million for the three months ended September 30, 2009 compared with net other expense of $0.7 million for the three months ended September 30, 2008.

Taxes

For the three months ended September 30, 2009 and 2008, we had an effective income tax rate of 29.8% and 35.4% respectively. The decrease in the tax rate for the three months ended September 30, 2009, compared with the same period in 2008, was primarily attributable to a $1.0 million reduction in prior year interest accrued on tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of September 30, 2009, we had cash and cash equivalents of approximately $96.7 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 58 days at September 30, 2009, 57 days at June 30, 2009, and 66 days at September 30, 2008. Accounts receivable, net of provision for losses on receivables, totaled $492.0 million ($255.7 million in billed accounts receivable and $236.3 million in unbilled accounts receivable) at September 30, 2009 and $481.3 million ($251.2 million in billed accounts receivable and $230.1 million in unbilled accounts receivable) at June 30, 2009 and $457.7 million ($253.7 million in billed accounts receivable and $204.0 million in unbilled accounts receivable) at September 30, 2008. Deferred revenue was $270.9 million at September 30, 2009, $266.5 million at June 30, 2009, and $195.6 million at September 30, 2008. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities the three months ended September 30, 2009 totaled $14.4 million and was generated by net income of $12.4 million, non-cash charges for depreciation and amortization expense in the amount of $14.1 million, and $1.5 million related to non-cash charges for stock-based compensation. These sources of cash were offset by $13.6 million related to changes in operating assets and liabilities – composed of a $9.2 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $6.9 million increase in prepaid expenses and other current assets, and a $5.2 million increase in other assets; partly offset by a $7.7 million increase in taxes payable and other long-term liabilities.

Net cash used in investing activities for the three months ended September 30, 2009 totaled $15.4 million for capital expenditures, primarily computer software and hardware and leasehold improvements.

Net cash used in financing activities for the three months ended September 30, 2009 totaled $2.0 million, and consisted of $2.8 million of repayment under a line of credit; offset by $0.8 million in proceeds related to the issuance of common stock in conjunction with our stock option plan.

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

LINES OF CREDIT

2008 Credit Facility

We have a line of credit (the “2008 Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and other lenders. The 2008 Credit Facility consists of an unsecured term loan facility of $150 million and an unsecured revolving credit facility of up to $165 million. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided. Please see Note 10 to our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more information on the 2008 Credit Facility.

As of September 30, 2009, we had $271.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $136.0 million of principal borrowed under the revolving credit facility and $135.0 million of principal under the term loan, and remaining borrowing availability of approximately $29.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.2%.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by ABN AMRO Bank, NV at any time at its discretion. We primarily entered into this line of credit to facilitate business transactions with ABN AMRO Bank, NV. At September 30, 2009, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line is not secured and bears interest at an annual rate ranging between 2% and 4%. At September 30, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At September 30, 2009, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $137.4 million and $117.9 million at September 30, 2009 and June 30, 2009, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% to 3%. The balance on the promissory notes issued in connection with the financing agreements was $5.4 million and $5.7 million at September 30, 2009 and June 30, 2009, respectively.

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

We made capital expenditures of approximately $15.4 million during the three months ended September 30, 2009, primarily for computer software and hardware and leasehold improvements. We expect capital expenditures to total approximately $70 to $75 million in Fiscal Year 2010 that will be funded by cash from operations or from draws under the 2008 Credit Facility. These capital expenditures will be primarily for computer software and hardware and leasehold improvements, as well as for our Leveraging Expertise and Process initiative (“LEAP”). LEAP is a re-engineering of the Late Phase Clinical Research Services operating model to meet evolving market needs. The goal of the redesign is to streamline and harmonize processes across operations and geographies, while improving productivity and quality through the use of our integrated eClinical technologies.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2009, we had approximately $38.5 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $6.7 million guaranteeing performance under various operating leases and vendor agreements.

In March 2006, we conducted a Phase I clinical trial on behalf of TeGenero AG, a German pharmaceutical company. During the trial, six participants experienced adverse reactions to the TeGenero compound being tested. In the first quarter of Fiscal Year 2010, we reached final settlement agreements with these participants. All amounts were paid by insurance companies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of new accounting pronouncements, see Note 8 to our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 66.0% of our consolidated service revenue for the three months ended September 30, 2009 from operations outside of the U.S., of which 26.3% was denominated in Euros and 13.1% was denominated in pounds sterling. We derived approximately 66.2% of our consolidated service revenue for the three months ended September 30, 2008 from operations outside of the U.S., of which 28.1% was denominated in Euros and 12.8% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 12 to our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more information on our hedging programs and interest rate swap program.

As of September 30, 2009, the programs with derivatives designated as hedging instruments under ASC 815 (formerly SFAS 133) were deemed effective and the notional values of the derivatives were approximately $330.6 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the program could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of September 30, 2009, the estimated amount that could be recognized in other income is a loss of approximately $5.1 million.

As of September 30, 2009, the notional value of derivatives that were not designated as hedging instruments under ASC 815 (formerly SFAS 133) was approximately $121.1 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $12.0 million.

During the three months ended September 30, 2009 and 2008, we recorded foreign exchange gains of $2.2 million and $2.6 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $32.1 million at September 30, 2009 and $32.1 million at June 30, 2009. Long-term debt was $244.1 million and $247.1 million for the corresponding periods.

In connection with the borrowings under our 2008 Credit Facility, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. We had interest rate exchange agreements with a notional amount of $150 million and $150 million at September 30, 2009 and at June 30, 2009, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described in our Management’s Report on Internal Control over Financial Reporting for Fiscal Year 2009 as presented in the 2009 10-K, our internal control over financial reporting was not effective as of June 30, 2009 as our management identified a material weakness due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption of an accounting policy for revenue recognition in accordance with U.S. GAAP for IVR sales contracts with multiple revenue elements and the determination of fair value of deferred revenue assumed in the business combination.

During the fiscal quarter ended September 30, 2009, we adopted a plan to remediate the material weakness that included:

•	Review and redesign of internal controls related to business combinations, with emphasis on conforming an acquired entity’s accounting policies with U.S. GAAP;

•	Early evaluation by our Internal Audit group of the internal control environment of the acquired entity, together with periodic reports to management on internal control challenges and progress;

•

Strengthening or supplementing technical resources to provide for the completion of purchase accounting for the acquired entity as quickly as possible after transaction closing to identify and clear technical issues on a timely basis

•	Accelerating the integration of the acquired entity on to PAREXEL standard financial systems and shared services; and

•	Enhanced oversight by senior financial management on the harmonization of accounting and financial policies of the acquired company with PAREXEL policies and processes.

We anticipate that the plan described above, when applied to business combination transactions, and the resulting improvements in controls are reasonably likely to sufficiently strengthen our internal control over financial reporting and address the related material weakness identified as of June 30, 2009. However, the institutionalization of the internal control processes requires repeatable process execution, and because certain of these additional controls necessarily involve business combination transactions, the successful execution of these controls is reliant on business combination transactions occurring and allowing for the assessment of the operating effectiveness of these remediations before management is able to definitively conclude that the material weakness has been fully remediated.

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

In addition to other information in this report, the following risk factors should be considered carefully in evaluating our company and our business. These important factors could cause our actual results to differ from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.

The following discussion includes five new or revised risk factors (“We face risks arising from the restructuring of our operations;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “We may have substantial exposure to payment of personal injury claims and may not have adequate insurance to cover such claims;” and “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business”) that reflect material developments subsequent to the discussion of risk factors included in the 2009 10-K.

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

We face risks arising from the restructuring of our operations.

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. These actions are expected to result in a pre-tax charge of approximately $30 million in the quarter ending December 31, 2009. The charge is primarily related to expenses to be incurred in connection with the consolidation or closure of certain offices, the reduction of approximately 4% of our workforce, and certain other one-time costs. We anticipate that we will substantially complete these restructuring activities by June 30, 2010. The charges will include approximately $7 million in costs related to the abandonment of certain property leases, approximately $22 million in employee separation benefits, and approximately $1 million in other one-time costs. We expect a majority of the $30 million charge to be paid out in the second half of Fiscal Year 2010, with the remainder to be paid out over several years, in the form of cash expenditures. If we incur restructuring charges in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

Restructuring also presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions (particularly in locations outside of the U.S.)), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our operating capacity and workforce.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 66.0% and 66.2% of total consolidated service revenue for the three months ended September 30, 2009 and 2008, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 49.9% and 53.4% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 11.0% and 7.7% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our operating results are impacted by the health of the North American, European and Asian economies, among others. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession

If we cannot retain our highly qualified management and technical personnel, our business would be harmed.

We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with the level of specialized knowledge of our products and services and the biopharmaceutical services industry. While we are a party to an employment agreement with Mr. von Rickenbach it may be terminated by either party upon notice to the counterparty.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $18.5 million for the fiscal quarter ended September 30, 2009, $19.5 million for the fiscal quarter ended June 30, 2009, $26.4 million for the fiscal quarter ended March 31, 2009, and $7.7 million for the fiscal quarter ended December 31, 2008. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2009 was negatively impacted by approximately $16.2 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2009 and 2008, approximately 26.3% and 28.1% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 13.1% and 12.8%, respectively, for the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of September 30, 2009, our total assets included $353.9 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our CRS business primarily involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for a number of reasons, including, but not limited to:

•	personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded;

•	general risks associated with clinical pharmacology facilities, including professional malpractice of clinical pharmacology medical care providers; and

•	errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial or study.

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

As of September 30, 2009, we had approximately $271.0 million principal amount of debt outstanding and remaining borrowing availability of approximately $29.0 million under our revolving line of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On November 2, 2009, the closing sales price of our common stock on the Nasdaq Global Select Market was $12.34 per share. During the period from November 2, 2007 to November 2, 2009, our common stock traded at prices ranging from a high of $59.51 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 5.	OTHER INFORMATION

On September 10, 2009, our board of directors adopted an amendment to our By-laws (the “Amendment”). The Amendment includes modifications to the notice requirements for a shareholder of the Company seeking to bring a nomination for a director or a proposal for other business before a meeting of the shareholders of the Company. In addition, the Amendment expands the information required to be provided by any shareholder who submits a nomination for election to our board of directors or a shareholder proposal for consideration at meetings of shareholders, including information about the shareholder’s holdings in securities of the Company, including derivatives and short positions and any hedging arrangements, and, as applicable, the proposed nominee’s holdings, as well as any other information about the shareholder that would be required to be disclosed in a proxy statement or similar filing with the Securities and Exchange Commission. For proposed director nominees, the notice is also required to include information about any relationships between the shareholder and the proposed nominee. The notice also must include certain representations as to whether the shareholder intends to conduct a proxy solicitation, in addition to whether the shareholder intends to attend the meeting to present the director nomination or proposal. The Amendment also clarifies that shareholders may appoint proxies by electronic means. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2009. A copy of our complete Amended and Restated By-laws, as amended, including the provisions of the Amendment, is filed hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

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

PAREXEL International Corporation

Date: November 6, 2009	By:	/S/ JOSEF H. VON RICKENBACH
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: November 6, 2009	By:	/S/ JAMES F. WINSCHEL, JR.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated By-laws, as amended

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002