Form 10-Q
period 2009-12-31
PAREXEL INTERNATIONAL CORP
filed 2010-02-05
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(781) 487-9900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2010, there were 58,087,501 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$118,847	$96,352
Billed and unbilled accounts receivable, net	499,156	481,321
Prepaid expenses	27,162	24,636
Deferred tax assets	25,240	21,268
Income tax receivable	257	7,631
Other current assets	8,085	16,215

Total current assets	678,747	647,423
Property and equipment, net	172,583	170,486
Goodwill	256,258	247,612
Other intangible assets, net	95,527	98,799
Non-current deferred tax assets	4,652	15,385
Long-term income tax receivable	21,668	21,308
Other assets	17,559	23,448

Total assets	$1,246,994	$1,224,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,077	$32,090
Accounts payable	26,955	31,648
Deferred revenue	287,930	266,453
Accrued expenses	26,069	34,937
Accrued restructuring charges	5,870	876
Accrued employee benefits and withholdings	70,849	59,638
Current deferred tax liabilities	17,485	18,110
Other current liabilities	13,051	11,966

Total current liabilities	480,286	455,718
Long-term debt, net of current portion	220,330	247,083
Non-current deferred tax liabilities	39,208	44,446
Long-term accrued restructuring charges	3,719	1,268
Long-term tax liabilities	47,148	47,881
Other liabilities	15,074	13,320

Total liabilities	805,765	809,716

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 58,007,262 at December 31, 2009 and 57,782,931 at June 30, 2009	574	572
Additional paid-in capital	225,349	219,849
Retained earnings	221,083	205,192
Accumulated other comprehensive loss	(5,777)	(10,868)

Total stockholders’ equity	441,229	414,745

Total liabilities and stockholders’ equity	$1,246,994	$1,224,461

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Service revenue	$284,731	$275,846	$544,494	$538,892
Reimbursement revenue	53,249	48,155	101,024	104,661

Total revenue	337,980	324,001	645,518	643,553

Direct costs	178,237	177,295	345,066	348,659
Reimbursable out-of-pocket expenses	53,249	48,155	101,024	104,661
Selling, general and administrative	64,498	62,062	124,851	119,787
Depreciation	13,151	11,305	24,720	21,234
Amortization	2,447	2,474	4,983	4,509
Other (benefit) charge	(1,144)	15,000	(1,144)	15,000
Restructuring charge	8,831	—	8,831	—

Total costs and expenses	319,269	316,291	608,331	613,850

Income from operations	18,711	7,710	37,187	29,703

Interest income	1,917	4,305	2,744	7,011
Interest expense	(4,254)	(7,643)	(8,010)	(13,054)
Miscellaneous (expense) income	(7,607)	5,980	(5,458)	8,007

Other (expense) income	(9,944)	2,642	(10,724)	1,964

Income before income taxes	8,767	10,352	26,463	31,667

Provision for income taxes	5,317	5,144	10,572	12,840

Net income	$3,450	$5,208	$15,891	$18,827

Earnings per common share
Basic	$0.06	$0.09	$0.27	$0.33
Diluted	$0.06	$0.09	$0.27	$0.32

Shares used in computing earnings per common share
Basic	57,933	57,634	57,874	57,552
Diluted	58,073	57,634	58,104	58,171

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 31, 2009	December 31, 2008

Cash flow from operating activities:
Net income	$15,891	$18,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,703	25,743
Loss on disposal of fixed assets	227	—
Stock-based compensation	3,419	3,661
Changes in operating assets and liabilities	22,432	(8,639)

Net cash provided by operating activities	71,672	39,592

Cash flow from investing activities:
Purchases of property and equipment	(29,899)	(40,551)
Acquisition of businesses	(13)	(189,042)
Proceeds from sale of assets	196	113

Net cash used in investing activities	(29,716)	(229,480)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,083	3,358
Borrowing under lines of credit	11,000	324,961
Repayments under lines of credit	(36,000)	(117,726)
(Repayments) borrowings under long-term debt	(1,500)	121

Net cash (used in) provided by financing activities	(24,417)	210,714

Effect of exchange rate changes on cash and cash equivalents	4,956	(9,066)

Net increase in cash and cash equivalents	22,495	11,760

Cash and cash equivalents at beginning of period	96,352	51,918

Cash and cash equivalents at end of period	$118,847	$63,678

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$7,959	$11,351
Income taxes, net of refunds	$10,544	$19,942

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$13	$230,888
Liabilities assumed	—	(41,846)

Cash paid for acquisitions	$13	$189,042

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 10-K”).

Certain amounts for our fiscal year ended June 30, 2009 (“Fiscal Year 2009”) have been reclassified to conform to the presentation of such amounts for our fiscal year ending June 30, 2010 (“Fiscal Year 2010”), including non-controlling interest balances and expenses that were inconsequential to our consolidated financial statements.

We have evaluated subsequent events through the date of this filing, February 5, 2010.

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

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Net income	$3,450	$5,208	$15,891	$18,827

Weighted average number of shares outstanding used in computing basic earnings per share	57,933	57,634	57,874	57,552

Dilutive common stock equivalents	140	—	230	619

Weighted average number of shares outstanding used in computing diluted earnings per share	58,073	57,634	58,104	58,171

Basic earnings per share	$0.06	$0.09	$0.27	$0.33
Diluted earnings per share	$0.06	$0.09	$0.27	$0.32

Anti-dilutive options*	2,232	1,767	2,093	1,177

*	We excluded these options and all unvested restricted stock from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income has been calculated in accordance with Accounting Standards Committee (“ASC”) No. 220, “Comprehensive Income,” (formerly Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income”). Comprehensive income (loss) for the three and six months ended December 31, 2009 and 2008 was as follows:

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net income	$3,450	$5,208	$15,891	$18,827
Unrealized loss on derivative instruments*	(652)	(7,950)	(4,322)	(8,259)
Foreign currency translation	(2,085)	(31,484)	9,413	(72,132)

Comprehensive (loss) income	$713	$(34,226)	$20,982	$(61,564)

* net of deferred tax amounts	(483)	(5,239)	(1,768)	(5,444)

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 4 – ACQUISITIONS

On August 14, 2008, we acquired ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $172 million in cash, and repaid approximately $18 million of ClinPhone debt. By combining ClinPhone with our Perceptive Informatics (“Perceptive”) business segment, Perceptive is now one of the industry’s largest providers of telecommunications and web-based technologies for clinical research. The combined business offers access to a broad array of clinical trial technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle. We allocated the total purchase price of ClinPhone to the tangible and intangible assets and liabilities acquired based on fair value, with any excess recorded as goodwill. The following table summarizes the final purchase price allocation for ClinPhone (in thousands):

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

The following table summarizes the details of our assessment of the intangible assets acquired in the ClinPhone transaction as of December 31, 2009 (in thousands):

Intangible Assets	Weighted Average Useful Life*	Cost	Accumulated Amortization/ Foreign Currency Exchange Impact	Net
Customer relationships	13.6 years	$35,757	$7,742	$28,015
Backlog	4 years	6,326	3,217	3,109
Technology	8 years	26,330	7,812	18,518

Total intangible assets		$68,413	$18,771	$49,642

*	The determination of the useful life of the customer relationships, backlog and technology was based, in part, on our own historical experience (in particular based upon the experience in our Perceptive business) in renewing or extending similar relationships and arrangements.

The following table sets forth the estimated amortization expense of intangible assets acquired in the ClinPhone transaction (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$7,279	$6,968	$6,596	$5,979	$5,581

The following summary of (unaudited) pro forma consolidated results of operations has been prepared as if the acquisition of ClinPhone had occurred on July 1, 2007, the beginning of our Fiscal Year 2008 (in thousands, except per share data):

Pro Forma Six Months Ended December 31, 2008
Service revenue	$550,454
Net income*	$19,019
Basic EPS*	$0.33
Diluted EPS*	$0.33

*	Inclusive of interest expense that would have been incurred on the debt used to acquire ClinPhone at an annual interest rate of 5.0%, amortization expense that would have been incurred in connection with acquired customer relationships, technology, and backlog, and the elimination of non-recurring costs including ClinPhone interest expense and deal costs.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”). The compensation expense recognized in the three and six months ended December 31, 2009 and 2008 is presented in the following table.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Included in direct costs	$428	$522	$1,204	$1,056
Included in selling, general and administrative	1,441	1,536	2,215	2,605

Total stock-based compensation	$1,869	$2,058	$3,419	$3,661

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

CRS constitutes our core business and includes clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and good manufacturing practices (“GMP”) compliance. PCMS also provides a full spectrum of market development, product development, targeted communications, and strategic reimbursement advisory services in support of product launch.

•

Perceptive provides information technology solutions designed to improve the product development processes of our clients. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), DataLabs® electronic data capture (“EDC”), IMPACT® and TrialWorks™ clinical trials management systems (“CTMS”), web-based portals, systems integration, and electronic patient reported outcomes (“ePRO”).

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

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Service revenue
Clinical Research Services	$221,570	$200,934	$423,894	$403,757
PAREXEL Consulting and MedCom Services	29,731	31,931	58,552	62,042
Perceptive Informatics, Inc.	33,430	42,981	62,048	73,093

Total service revenue	$284,731	$275,846	$544,494	$538,892

Direct costs
Clinical Research Services	$139,151	$130,727	$268,433	$262,629
PAREXEL Consulting and MedCom Services	18,982	20,767	37,413	40,930
Perceptive Informatics, Inc.	20,104	25,801	39,220	45,100

Total direct costs	$178,237	$177,295	$345,066	$348,659

Gross profit
Clinical Research Services	$82,419	$70,207	$155,461	$141,128
PAREXEL Consulting and MedCom Services	10,749	11,164	21,139	21,112
Perceptive Informatics, Inc.	13,326	17,180	22,828	27,993

Total gross profit	$106,494	$98,551	$199,428	$190,233

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 – RESTRUCTURING CHARGES

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). During the second quarter of Fiscal Year 2010, we recorded $8.8 million in restructuring charges related to the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions. In addition, we recorded $0.5 million of accelerated depreciation associated with abandoned lease facilities. We expect to incur approximately $14.0 million in additional restructuring charges in facilities and employee separation benefits under the 2010 Restructuring Plan during the third quarter of Fiscal Year 2010.

Current activity charged against all restructuring accruals in the six months ended December 31, 2009 was as follows:

($ in thousands)	Balance at June 30, 2009	Provision Adjustments	Payments/Foreign Currency Exchange Adjustments	Balance at December 31, 2009

Facilities-related charges	$2,144	$5,137	$(472)	$6,809
Employee separation benefits	—	3,619	(909)	2,710
Other expenses	—	75	(5)	70

Total	$2,144	$8,831	$(1,386)	$9,589

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“ASU 2010-02”). ASU 2010-02 amends FASB ASC 810 to resolve a conflict between the consolidation guidance in the Accounting Standards Codification and other sections of U.S. GAAP. The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective for us in Fiscal Year 2011. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“EITF”)” (formerly EITF 09-3). ASU 2009-14 revises FASB ASC 985-605 to drop from its scope all tangible products containing both software and non-software components that operate together to deliver the products’ functions. It also amends the determination of how arrangement consideration should be allocated to deliverable in a multi-deliverable revenue arrangement. ASU 2009-14 is effective for us in Fiscal Year 2011. Early adoption is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. It also eliminated the use of the residual value method for determining the allocation of arrangement consideration. ASU 2009-13 will be effective for us in Fiscal Year 2011. Early adoption is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

NOTE 9 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes” (formerly SFAS 109 and Financial Accounting Standards Board Interpretation (“FIN”) 48). We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology by which a company must identify, recognize, measure and disclose in its

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Our financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.

As of June 30, 2009, we had $58.3 million of gross unrecognized tax benefits of which $15.6 million would impact the effective tax rate if recognized. As of December 31, 2009, we had $66.0 million of gross unrecognized tax benefits of which $22.4 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $7.7 million net increase in gross unrecognized tax benefits is primarily composed of $6.9 million in reserves established in conjunction with the acquisition of ClinPhone in FY 2009, which did not impact the effective tax rate.

As of December 31, 2009, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions will decrease by approximately $1.5 million in the next twelve months primarily as a result of settlements with tax authorities.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, $11.0 million of gross interest and penalties was included in our liability for unrecognized tax benefits. Income tax expense recorded through December 31, 2009 includes a benefit of approximately $0.5 million of interest and penalties. As of December 31, 2009, $11.0 million of gross interest and penalties was included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 2002 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended December 31, 2009 and 2008, we had an effective income tax rate of 60.6% and 49.7%, respectively. For the six months ended December 31, 2009 and 2008, we had an effective income tax rate of 40.0% and 40.5%, respectively. The tax rate for the three months ended December 31, 2008 exceeded the expected statutory rate as a result of non-deductible expenses outside the United States, valuation reserves recorded for entities outside the United States, and the impact of the $15 million charge recorded in the second quarter of Fiscal Year 2009. The high tax rate for the three months ended December 31, 2009 was primarily attributable to the impact of non-deductible impairment costs recorded in the current quarter and non-deductible expenses outside the United States. The tax rate for the six months ended December 31, 2009 reflects non-deductible restructuring costs recorded in the current quarter and non-deductible expenses outside the United States, net of a reduction in valuation reserves in the United States.

NOTE 10 – LINES OF CREDIT

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. Of the total principal amount, up to $150 million is made available through a term loan and up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request that the Lenders increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus 0.50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of 0.75%) based on the Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (“EBITDA”). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Our obligations under the 2008 Credit Facility may be accelerated upon the occurrence of an event of default under the 2008 Credit Facility, which includes customary events of default, such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. Our obligations under the 2008 Credit Facility are guaranteed by certain of our U.S. domestic subsidiaries, and we have guaranteed any obligations of any co-borrowers under the 2008 Credit Facility.

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly and calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the Lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

As of December 31, 2009, we had $248.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $121.0 million of principal borrowed under the revolving credit facility and $127.5 million of principal under the term loan, and remaining borrowing availability of approximately $44.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.1%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2009, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by ABN AMRO Bank, NV at any time at its discretion. We entered into this line of credit primarily to facilitate business transactions with ABN AMRO Bank, NV. At December 31, 2009, we had Euro 12.0 million available under this line of credit.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line of credit is not secured and bears interest at an annual rate ranging between 2% and 4%. At December 31, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At December 31, 2009, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $123.2 million and $117.9 million at December 31, 2009 and June 30, 2009, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% and 3%. The balance on the promissory notes issued in connection with the financing agreements was $3.2 million and $5.7 million at December 31, 2009 and June 30, 2009, respectively.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2009, we had approximately $38.7 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $5.4 million guaranteeing performance under various operating leases and vendor agreements.

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

•

Under our interest rate hedging program, we swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest. We have entered into swap agreements for intervals of up to 3 years.

Occasionally, we enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These hedges include cash flow hedges similar to those described above, but may involve other denominations or counterparties and are not accounted for as hedges in accordance with ASC 815.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2009 and June 30, 2009 (in thousands). All amounts are reported in other current assets and other current liabilities.

	December 31, 2009		June 30, 2009
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(5,622)	$150,000	$(5,381)
Foreign exchange contracts	166,783	398	54,459	5,584

Total designated derivatives	$316,783	$(5,224)	$204,459	$203

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$49,298	$(745)	$—	$—
Foreign exchange contracts	71,312	1,449	197,086	1,764

Total non-designated derivatives	$120,610	$704	$197,086	$1,764

Total derivatives	$437,393	$(4,520)	$401,545	$1,967

The change in the fair value of derivatives designated as hedging instruments under ASC 815 is recorded to other comprehensive income (loss) on the balance sheet, net of deferred taxes. The amounts recognized for the three and six months ended December 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$412	$(4,608)	$(157)	$(3,208)
Foreign exchange contracts	(1,582)	(3,343)	(3,596)	(5,052)

Total designated derivatives	$(1,170)	$(7,951)	$(3,753)	$(8,260)

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income on the income statement. The amounts recognized for the three and six months ended December 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$(915)	$—	$(745)	$—
Foreign exchange contracts	(1,727)	22,905	(315)	21,249

Total non-designated derivatives	$(2,642)	$22,905	$(1,060)	$21,249

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(6,367)	$—	$(6,367)
Foreign Currency Exchange Contracts	—	1,847	—	1,847

Total	$—	$(4,520)	—	$(4,520)

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

NOTE 14 – MISCELLANEOUS (EXPENSE) INCOME

In January 2010, we were informed that a French laboratory, in which we had a direct and indirect investment, filed for bankruptcy protection due to the poor market conditions. We evaluated the investment and recorded a $6.1 million impairment reserve in miscellaneous expense for the three and six months ended December 31, 2009, reflecting our total investment in the entity.

Miscellaneous expense for the three and six months ended December 31, 2008 included a $3.0 million legal settlement charge related to a contract dispute and a $2.3 million write-off of certain impaired assets.

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

OVERVIEW

We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications services, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks™ CTMS, DataLabs® EDC, web-based portals, systems integration, ePRO, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

We are managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and MedCom Services (“PCMS”) and Perceptive Informatics, Inc. (“Perceptive”).

•

CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies, formerly referred to as “Clinical Pharmacology”) to Phases II-III/Peri Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and biopharmaceutical process and management consulting. PCMS also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. PCMS consultants identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. In addition, PCMS provides health policy consulting, as well as reimbursement and market access (“RMA”) services.

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks™ CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our business segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in business segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2009 and 2008 were as follows:

($ in thousands)	Three Months Ended		Increase (Decrease)%
	December 31, 2009	December 31, 2008
Service revenue
Clinical Research Services	$221,570	$200,934	$20,636	10.3%
PAREXEL Consulting and MedCom Services	29,731	31,931	(2,200)	-6.9%
Perceptive Informatics, Inc.	33,430	42,981	(9,551)	-22.2%

Total service revenue	$284,731	$275,846	$8,885	3.2%

Direct costs
Clinical Research Services	$139,151	$130,727	$8,424	6.4%
PAREXEL Consulting and MedCom Services	18,982	20,767	(1,785)	-8.6%
Perceptive Informatics, Inc.	20,104	25,801	(5,697)	-22.1%

Total direct costs	$178,237	$177,295	$942	0.5%

Gross profit
Clinical Research Services	$82,419	$70,207	$12,212	17.4%
PAREXEL Consulting and MedCom Services	10,749	11,164	(415)	-3.7%
Perceptive Informatics, Inc.	13,326	17,180	(3,854)	-22.4%

Total gross profit	$106,494	$98,551	$7,943	8.1%

($ in thousands)	Six Months Ended		Increase (Decrease)%
	December 31, 2009	December 31, 2008
Service revenue
Clinical Research Services	$423,894	$403,757	$20,137	5.0%
PAREXEL Consulting and MedCom Services	58,552	62,042	(3,490)	-5.6%
Perceptive Informatics, Inc.	62,048	73,093	(11,045)	-15.1%

Total service revenue	$544,494	$538,892	$5,602	1.0%

Direct costs
Clinical Research Services	$268,433	$262,629	$5,804	2.2%
PAREXEL Consulting and MedCom Services	37,413	40,930	(3,517)	-8.6%
Perceptive Informatics, Inc.	39,220	45,100	(5,880)	-13.0%

Total direct costs	$345,066	$348,659	$(3,593)	-1.0%

Gross profit
Clinical Research Services	$155,461	$141,128	$14,333	10.2%
PAREXEL Consulting and MedCom Services	21,139	21,112	27	0.1%
Perceptive Informatics, Inc.	22,828	27,993	(5,165)	-18.5%

Total gross profit	$199,428	$190,233	$9,195	4.8%

Three Months Ended December 31, 2009 Compared With Three Months Ended December 31, 2008:

For the three months ended December 31, 2009, we had net income of $3.5 million compared with net income of $5.2 million for the three months ended December 31, 2008. On a fully diluted basis, earnings per share decreased to $0.06 from $0.09 for the respective periods.

Revenue

Service revenue increased by $8.9 million, or 3.2%, to $284.7 million for the three months ended December 31, 2009 from $275.8 million for the three months ended December 31, 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended December 31, 2009		Three months ended December 31, 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$108.9	38.3%	$121.6	44.1%
Europe, Middle East & Africa	$142.4	50.0%	$131.5	47.7%
Asia/Pacific	$33.4	11.7%	$22.7	8.2%

Service revenue in The Americas decreased by $12.7 million, or 10.4%; while service revenue increased by $10.9 million, or 8.3%, in Europe, Middle East & Africa and by $10.7 million, or 47.1%, in Asia/Pacific. Overall, service revenue was positively impacted by foreign currency exchange rate fluctuations including: $1.1 million in The Americas, $10.2 million in Europe, Middle East & Africa, and $2.7 million in Asia/Pacific.

On a segment basis, CRS service revenue increased by $20.7 million, or 10.3%, to $221.6 million for the three months ended December 31, 2009 from $200.9 million for the three months ended December 31, 2008. The growth was attributable to the positive $12.6 million impact of foreign exchange rate fluctuations, a $7.0 million increase in Phases II-III/PACE, and a $1.1 million increase in Early Phase. Growth in this segment has been largely driven by the positive impact of strategic partnerships and increased business activity in the Asia/Pacific region driven by global studies and studies from local biopharmaceutical companies.

PCMS service revenue decreased by $2.2 million, or 6.9%, to $29.7 million for the three months ended December 31, 2009 from $31.9 million for the same period in 2008. The decline was caused primarily by a $1.2 million decrease in health policy and strategic reimbursement services, a $1.1 million decrease in consulting, and a $0.7 million decrease in other services, including the discontinuation of continuing medical education activities; partially offset by $0.8 million related to the positive impact of foreign exchange rate fluctuations.

Perceptive service revenue decreased by $9.6 million, or 22.2%, to $33.4 million for the three months ended December 31, 2009 from $43.0 million for the three months ended December 31, 2008. The decrease was due primarily to a $9.2 million decrease in RTSM services and a $3.1 million decrease in CTMS services; partly offset by a $2.1 million increase in medical imaging and other services and $0.6 million related to the positive impact of foreign currency exchange rate fluctuations. Perceptive revenue for the three months ended December 31, 2008 included $7.6 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting adjustment related to start-up costs and deferred revenues.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs decreased by $0.9 million, or 0.5%, to $178.2 million for the three months ended December 31, 2009 from $177.3 million for the three months ended December 31, 2008. As a percentage of total service revenue, direct costs decreased to 62.6% from 64.3% for the respective periods.

On a segment basis, CRS direct costs increased by $8.5 million, or 6.4%, to $139.2 million for the three months ended December 31, 2009 from $130.7 million for the three months ended December 31, 2008. This increase was due primarily to the negative impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs decreased to 62.8% for the three months ended December 31, 2009 from 65.1% for the three months ended December 31, 2008 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency.

PCMS direct costs decreased by $1.8 million, or 8.6%, to $19.0 million for the three months ended December 31, 2009 from $20.8 million for the three months ended December 31, 2008. Lower business activity and productivity and efficiency improvements contributed $2.2 million to this decrease; partially offset by $0.4 million related to the impact of negative foreign currency exchange rate fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 63.8% from 65.0% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain unprofitable service lines.

Perceptive direct costs decreased by $5.7 million, or 22.1%, to $20.1 million for the three months ended December 31, 2009 from $25.8 million for the three months ended December 31, 2008. The decrease was due to a $4.5 million decrease in the medical imaging business and a $2.1 million decrease in RTSM; partially offset by $0.3 million related to the negative impact of foreign exchange rate fluctuations and a $0.6 million increase in other service lines. Perceptive costs for the six months ended December 31, 2008 included $2.7 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting adjustment related to start-up costs. As a percentage of service revenue, Perceptive direct costs remained relatively flat for the three months ended December 31, 2009 compared with the three months ended December 31, 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $2.4 million, or 3.9%, to $64.5 million for the three months ended December 31, 2009 from $62.1 million for the three months ended December 31, 2008. This increase was due primarily to the $3.2 million impact of foreign exchange movements; partially offset by a $0.5 million decrease in professional fees and a $0.3 million decrease in office expenses. As a percentage of service revenue, SG&A increased slightly to 22.7% for the three months ended December 31, 2009 from 22.5% for the three months ended December 31, 2008.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $1.8 million, or 13.2%, to $15.6 million for the three months ended December 31, 2009 from $13.8 million for the three months ended December 31, 2008, primarily due to increased capital expenditures over the past twelve months and $0.5 million in accelerated depreciation associated with abandoned leased facilities related to the 2010 Restructuring Plan (as discussed in Note 7 to our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q). As a percentage of service revenue, D&A increased to 5.5% for the three months ended December 31, 2009 from 5.0% for the same period in 2008.

Other Charge

For the three months ended December 31, 2008, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees) from a biopharma client that filed for bankruptcy protection and informed us that it would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. In the second quarter of Fiscal Year 2010, we released $1.1 million of these reserves to reflect lower-than-anticipated close-out costs.

Restructuring Charge

For the three months ended December 31, 2009, we recorded $8.8 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions.

Other Income and Expense

We recorded net other expense of $9.9 million for the three months ended December 31, 2009 compared with net other income of $2.6 million for the three months ended December 31, 2008. The $12.6 million swing was attributable to a $13.6 million decrease in foreign exchange gains; partially offset by a $1.0 million decrease in interest expense (net of interest income). Miscellaneous expense for the three months ended December 31, 2009 included a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection. Miscellaneous expense for the three months ended December 31, 2008 included a $3.0 million legal settlement charge related to a contract dispute and a $2.3 million write-off of certain impaired assets.

Taxes

For the three months ended December 31, 2009 and 2008, we had an effective income tax rate of 60.6% and 49.7%, respectively. The tax rate for the three months ended December 31, 2008 reflects non-deductible expenses incurred outside of the United States, valuation reserves recorded for entities outside the United States, and the impact of the $15 million charge recorded in the second quarter of Fiscal Year 2009. The high tax rate for the three months ended December 31, 2009 was primarily attributable to the impact of recording non-deductible impairment costs and other non-deductible expenses in foreign locations.

Six Months Ended December 31, 2009 Compared With Six Months Ended December 31, 2008:

For the six months ended December 31, 2009, we had net income of $15.9 million compared with net income of $18.8 million for the six months ended December 31, 2008. On a fully diluted basis, earnings per share decreased to $0.27 from $0.32 for the respective periods.

Revenue

Service revenue increased by $5.6 million, or 1.0%, to $544.5 million for the six months ended December 31, 2009 from $538.9 million for the six months ended December 31, 2008. On a geographic basis, service revenue was distributed as follows (in millions):

	Six months ended December 31, 2009		Six months ended December 31, 2008
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$210.5	38.7%	$223.9	41.5%
Europe, Middle East & Africa	$272.0	50.0%	$271.9	50.5%
Asia/Pacific	$62.0	11.3%	$43.1	8.0%

Service revenue in The Americas decreased by $13.4 million, or 6.0%; service revenue in Europe, Middle East & Africa remained flat; and service revenue in Asia/Pacific increased by $18.9 million, or 43.9%. Service revenue was negatively impacted by foreign exchange rate fluctuations of approximately $1.4 million in The Americas and $5.5 million in Europe, Middle East & Africa. The Asia/Pacific region was positively impacted by foreign exchange rate fluctuations, of approximately $3.5 million.

On a segment basis, CRS service revenue increased by $20.1 million, or 5.0%, to $423.9 million for the six months ended December 31, 2009 from $403.8 million for the six months ended December 31, 2008. The increase was attributable to a $24.2 million increase in the Phases II-III/PACE portions of the business; partially offset by a $3.8 million decrease in the Early Phase business and $0.3 million related to the negative impact of foreign currency exchange rate fluctuations. Our growth in the Phases II-III/PACE business has been driven by the impact of strategic partnerships and an increase in demand in the Asia/Pacific region from both global studies and studies from local biopharmaceutical companies. The decrease in the Early Phase business was due to weakness in the first quarter of Fiscal Year 2010.

PCMS service revenue decreased by $3.4 million, or 5.5%, to $58.6 million for the six months ended December 31, 2009 from $62.0 million for the same period in 2008. The decline was primarily caused by a $1.5 million decrease in health policy and strategic reimbursement services, the $1.4 million negative impact of foreign exchange rate fluctuations, and a $0.6 million decrease related to the discontinuation of continuing medical education activities and other lines of business.

Perceptive service revenue decreased by $11.1 million, or 15.1%, to $62.0 million for the six months ended December 31, 2009 from $73.1 million for the six months ended December 31, 2008. The decline was due primarily to a $9.8 million decrease in RTSM services, a $2.5 million decrease in CTMS, and the $1.7 million negative impact of foreign exchange rate fluctuations; partially offset by a 2.9 million increase in other service lines. Perceptive revenue for the six months ended December 31, 2008 included $13.3 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 related to an accounting adjustment on start-up costs and deferred revenues.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs decreased by $3.6 million, or 1.0%, to $345.1 million for the six months ended December 31, 2009 from $348.7 million for the six months ended December 31, 2008. As a percentage of total service revenue, direct costs decreased to 63.4% from 64.7% for the respective periods.

On a segment basis, CRS direct costs increased by $5.8 million, or 2.2%, to $268.4 million for the six months ended December 31, 2009 from $262.6 million for the six months ended December 31, 2008, due primarily to a $5.3 million increase in our Phases II-III/PACE business activities to support higher volume and the $1.5 million from the negative impact of foreign exchange rate fluctuations; partially offset by a $1.0 million decrease in Early Phase. As a percentage of service revenue, CRS direct costs decreased to 63.3% for the six months ended December 31, 2009 from 65.0% for the six months ended December 31, 2008 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency.

PCMS direct costs decreased by $3.5 million, or 8.6%, to $37.4 million for the six months ended December 31, 2009 from $40.9 million for the six months ended December 31, 2008. This decline was due principally to $2.8 million in decreases across all service lines and $0.7 million related to the negative impact of foreign exchange rate fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 63.9% from 66.0% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain business lines, such as continuing medical education services.

Perceptive direct costs decreased by $5.9 million, or 13.1%, to $39.2 million for the six months ended December 31, 2009 from $45.1 million for the six months ended December 31, 2008. This decline was due to a $5.2 million decrease in our medical imaging business, a $3.9 million decrease in our RTSM business, and $0.6 million related to positive foreign exchange rate fluctuations; partially offset by a $3.8 million increase in other business lines (primarily in the product support area). Perceptive costs for the six months ended December 31, 2008 included $5.5 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting adjustment related to start-up costs. As a percentage of service revenue, Perceptive direct costs increased to 63.2% for the six months ended December 31, 2009 from 61.7% for the six months ended December 31, 2008. This increase was due primarily to lower utilization rates and slower revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $5.1 million, or 4.2%, to $124.9 million for the six months ended December 31, 2009 from $119.8 million for the six months ended December 31, 2008. This increase was due primarily to a $2.0 million increase in rent and related office expenses, $1.9 million resulting from the negative impact of foreign exchange rate fluctuations, and $1.2 million related to increased personnel costs. As a percentage of service revenue, SG&A increased slightly to 22.9% for the six months ended December 31, 2009 from 22.2% for the six months ended December 31, 2008.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $4.0 million, or 15.4%, to $29.7 million for the six months ended December 31, 2009 from $25.7 million for the six months ended December 31, 2008, primarily due to increased capital expenditures over the past twelve months and $0.5 million in accelerated depreciation associated with abandoned leased facilities related to the 2010 Restructuring Plan. As a percentage of service revenue, D&A increased to 5.5% for the six months ended December 31, 2009 from 4.8% for the same period in 2008.

Other Charge

For the six months ended December 31, 2008, we recorded $15 million in reserves for anticipated wind-down costs and bad debt expense related to impaired accounts receivable (for service fees, pass-through costs, and investigator fees) from a biopharma client that filed for bankruptcy protection and informed us that it would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. In the second quarter of Fiscal Year 2010, we released $1.1 million of these reserves to reflect lower-than-anticipated close-out costs.

Restructuring Charge

For the six months ended December 31, 2009, we recorded $8.8 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions.

Other Income and Expense

We recorded net other expense of $10.7 million for the six months ended December 31, 2009 compared with net other income of $2.0 million for the six months ended December 31, 2008. The $12.7 million swing was attributable to a $14.0 million decrease in foreign exchange gains; partially offset by a $0.8 million decrease in interest expense (net of interest income) and a $0.5 million decrease in other miscellaneous expenses. Miscellaneous expense for the six months ended December 31, 2009 included a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection. Miscellaneous expense for the six months ended December 31, 2008 included a $3.0 million legal settlement charge related to a contract dispute and a $2.3 million write-off of certain impaired assets.

Taxes

For the six months ended December 31, 2009 and 2008, we had an effective income tax rate of 40.0% and 40.5%, respectively. The tax rate for the six months ended December 31, 2009 reflects non-deductible impairment costs recorded in the current quarter and non-deductible expenses outside the United States, net of a reduction in valuation reserves in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of December 31, 2009, we had cash and cash equivalents of approximately $118.8 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 50 days at December 31, 2009, 57 days at June 30, 2009, and 55 days at December 31, 2008. Accounts receivable, net of provision for losses on receivables, totaled $499.2 million ($250.4 million in billed accounts receivable and $248.8 million in unbilled accounts receivable) at December 31, 2009 and $481.3 million ($251.2 million in billed accounts receivable and $230.1 million in unbilled accounts receivable) at June 30, 2009 and $461.1 million ($259.1 million in billed accounts receivable and $202.0 million in unbilled accounts receivable) at December 31, 2008. Deferred revenue was $287.9 million at December 31, 2009, $266.5 million at June 30, 2009, and $238.4 million at December 31, 2008. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the six months ended December 31, 2009 totaled $71.7 million and was generated from net income of $15.9 million, non-cash charges for depreciation and amortization expense in the amount of $29.7 million, $3.4 million of non-cash charges for stock-based compensation, $4.7 million from a decrease in net receivables (net of deferred revenue and allowances for doubtful accounts), $19.2 million from a decrease in other current and long-term assets, and a $3.6 million increase in taxes and other liabilities. These sources of cash were offset by a $4.8 million decrease in accounts payable.

Net cash used in investing activities for the six months ended December 31, 2009 totaled $29.7 million primarily for capital expenditures for computer software and hardware and leasehold improvements.

Net cash used in financing activities for the six months ended December 31, 2009 totaled $24.4 million, and consisted of $26.5 million of net repayments under lines of credit; offset by $2.1 million in proceeds related to the issuance of common stock in conjunction with our stock option and employee stock purchase plans.

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

Net cash provided by financing activities for the six months ended December 31, 2008 totaled $210.7 million and consisted of $207.3 million of net borrowings under a line of credit and $3.4 million in proceeds related to the issuance of common stock in conjunction with our stock option and employee stock purchase plans. The increase in net borrowings was due primarily to the acquisition of ClinPhone.

LINES OF CREDIT

2008 Credit Facility

We have a line of credit (the “2008 Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and other lenders. The 2008 Credit Facility consists of an unsecured term loan facility of $150 million and an unsecured revolving credit facility of up to $165 million. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request that the lenders increase the 2008 Credit Facility by an additional amount of up to $50 million, and such increase may, but is not committed to, be provided. Please see Note 10 to our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more information on the 2008 Credit Facility.

As of December 31, 2009, we had $248.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $121.0 million of principal borrowed under the revolving credit facility and $127.5 million of principal under the term loan, and remaining borrowing availability of approximately $44.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.1%.

Additional Lines of Credit

We have a line of credit with ABN AMRO Bank, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by ABN AMRO Bank, NV at any time at its discretion. We entered into this line of credit primarily to facilitate business transactions with ABN AMRO Bank, NV. At December 31, 2009, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. This line of credit is not secured and bears interest at an annual rate ranging between 2% and 4%. At December 31, 2009, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At December 31, 2009, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with ABN AMRO Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $123.2 million and $117.9 million at December 31, 2009 and June 30, 2009, respectively.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% and 3%. The balance on the promissory notes issued in connection with the financing agreements was $3.2 million and $5.7 million at December 31, 2009 and June 30, 2009, respectively.

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

We made capital expenditures of approximately $29.9 million during the six months ended December 31, 2009, primarily for computer software and hardware and leasehold improvements. We expect capital expenditures to total approximately $70 million in Fiscal Year 2010 and to be funded by cash from operations or from draws under the 2008 Credit Facility. These capital expenditures will be primarily for computer software and hardware and leasehold improvements, as well as for our Leveraging Expertise and Process initiative (“LEAP”). LEAP is a re-engineering of the Phases II-III/PACE Clinical Research Services operating model to meet evolving market needs. The goal of the redesign is to streamline and harmonize processes across operations and geographies, while improving productivity and quality through the use of our integrated clinical trial technologies.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2009, we had approximately $38.7 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $5.4 million guaranteeing performance under various operating leases and vendor agreements.

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

RESTRUCTURING PLAN

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). During the second quarter of Fiscal Year 2010, we recorded $8.8 million in restructuring charges related to the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions. In addition, we recorded $0.5 million of accelerated depreciation associated with abandoned lease facilities. We expect to incur approximately $14.0 million in additional restructuring charges in facilities and employee separation benefits under the 2010 Restructuring Plan during the third quarter of Fiscal Year 2010 and will be financed by cash flow from operations or borrowing capacity under existing lines of credit.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 66.6% of our consolidated service revenue for the six months ended December 31, 2009 from operations outside of the U.S., of which 25.5% was denominated in Euros and 14.1% was denominated in pounds sterling. We derived approximately 63.6% of our consolidated service revenue for the six months ended December 31, 2008 from operations outside of the U.S., of which 25.7% was denominated in Euros and 14.1% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of December 31, 2009, the programs with derivatives designated as hedging instruments under ASC 815 (formerly SFAS 133) were deemed effective and the notional values of the derivatives were approximately $316.8 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the program could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of December 31, 2009, the estimated amount that could be recognized in other income is a loss of approximately $4.5 million.

As of December 31, 2009, the notional value of derivatives that were not designated as hedging instruments under ASC 815 (formerly SFAS 133) was approximately $120.6 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $11.9 million.

During the six months ended December 31, 2009 and 2008, we recorded foreign exchange gains of $0.8 million and $14.8 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $32.1 million at December 31, 2009 and $32.1 million at June 30, 2009. Long-term debt was $220.3 million and $247.1 million for the corresponding periods.

In connection with the borrowings under our 2008 Credit Facility, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. We had interest rate exchange agreements with a notional amount of $150 million at both December 31, 2009 and June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We anticipate that the actions described above and the resulting improvements in controls are reasonably likely to sufficiently strengthen our internal control over financial reporting and address the related material weakness identified as of June 30, 2009. However, the institutionalization of the internal control processes requires repeatable process execution, and because certain of these additional controls necessarily involve business combination transactions, the successful execution of these controls is reliant on business combination transactions occurring and allowing for the assessment of the operating effectiveness of these remediations before management is able to definitively conclude that the material weakness has been fully remediated.

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

The following discussion includes eight revised or new risk factors (“The current economic environment may negatively impact our financial performance as a result of client defaults and other factors;” “We face risks arising from the restructuring of our operations;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “We may have substantial exposure to payment of personal injury claims and may not have adequate insurance to cover such claims;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”) that reflect material developments subsequent to the discussion of risk factors included in the 2009 10-K.

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

Some of our clients do not generate revenue and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that as a result the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. As a result, we recorded approximately $15.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.

We face risks arising from the restructuring of our operations.

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During the three months ended December 31, 2009, we recorded $8.8 million in restructuring charges related to this plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions. In addition, we recorded $0.5 million of accelerated depreciation associated with the abandoned lease facilities. We expect to incur approximately $14.0 million in additional restructuring charge in facilities and employee separation benefits under this restructuring plan during the third quarter of Fiscal Year 2010. If we incur restructuring charges in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

Approximately 90% of our contracts are fixed rate. If we fail to accurately price our contracts, or if we experience significant cost overruns, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 66.6% and 63.6% of total consolidated service revenue for the six months ended December 31, 2009 and 2008, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 50.0% and 50.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 11.4% and 8.0% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with the level of specialized knowledge of our products and services and the biopharmaceutical services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party upon notice to the counterparty.

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $18.7 million for the fiscal quarter ended December 31, 2009, $18.5 million for the fiscal quarter ended September 30, 2009, $19.5 million for the fiscal quarter ended June 30, 2009, and $26.4 million for the fiscal quarter ended March 31, 2009. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended December 31, 2009 was negatively impacted by approximately $14.0 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2009 and 2008, approximately 25.5% and 25.7% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 14.1%, for each of the same periods. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•

Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients, foreign exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

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

As of December 31, 2009, our total assets included $351.8 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Risks Associated with our Industry

We depend on the pharmaceutical and biotechnology industries, either or both of which may suffer in the short or long term.

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

In recent years, a number of the large pharmaceutical companies have established formal or informal alliances with one or more CROs relating to the provision of services for multiple trials over extended time periods. Our success depends in part on successfully establishing and maintaining these relationships. If we fail to do so, our revenues and results of operations could be adversely affected, possibly materially.

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

As of December 31, 2009, we had approximately $252.4 million principal amount of debt outstanding and remaining borrowing availability of approximately $44.0 million under our revolving line of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Moreover, the United States credit markets have recently experienced an unprecedented contraction, and it remains very difficult to acquire credit at this time. As a result of the tightened credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our $165 million revolving credit facility, which is part of our 2008 Credit Facility, fails we may not be able to find a replacement, which would negatively impact our ability to borrow the remaining funds available under the $165 million facility.

Moreover, the 2008 Credit Facility will expire in June 2013 and all unpaid principal and interest under the facility will become due at that time. The recent and ongoing turmoil in the credit markets could affect our ability to refinance the 2008 Credit Facility or further increase our funding costs.

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On February 1, 2010, the closing sales price of our common stock on the Nasdaq Global Select Market was $19.70 per share. During the period from February 1, 2008 to February 1, 2010, our common stock traded at prices ranging from a high of $36.16 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On December 10, 2009, we held our 2009 annual meeting of shareholders.

(b)	Not applicable.

(c)	At our 2009 annual meeting of shareholders, our shareholders approved the following proposals by the votes specified below:

1.	to elect the following persons to serve as directors for a three-year term continuing until the annual meeting of shareholders in 2012 and until their successors are elected and qualified:

Director Nominees	Class	Term Expires	For	Withheld
Eduard E. Holdener	II	2012	52,297,810	1,218,891
Richard L. Love	II	2012	37,166,102	16,350,599

2.	to ratify of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010:

For	Against	Abstain	Broker Non-Votes
50,646,070	2,850,633	19,998	-0-

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAREXEL International Corporation

Date: February 5, 2010	By:	/s/ Josef H. von Rickenbach
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer

Date: February 5, 2010	By:	/s/ James F. Winschel, Jr.
James F. Winschel, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Change of Control/Severance Agreement, dated as of November 5, 2009, by and between the Company and Ulf Schneider (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, and incorporated herein by this reference).

10.2*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan.

10.3*	Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	denotes management contract or any compensatory plan, contract or arrangement.