Form 10-Q/A
period 2009-12-31
PAREXEL INTERNATIONAL CORP
filed 2010-04-28
CIK 799729

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

Explanatory Note

PAREXEL International Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend the disclosure under the caption “Other Income and Expense” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as set forth in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (the “Original Filing”). Accordingly, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Income and Expense” for the six months ended December 31, 2009 compared with the six months ended December 31, 2008 is amended and restated in its entirety as set forth below. This Amendment does not affect the Company’s financial statements as set forth in the Original Filing. No other information in the Original Filing is amended by this Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended December 31, 2009 Compared With Six Months Ended December 31, 2008:

Other Income and Expense

We recorded net other expense of $10.7 million for the six months ended December 31, 2009 compared with net other income of $2.0 million for the six months ended December 31, 2008. The $12.7 million swing was attributable to a $14.0 million decrease in foreign exchange gains; partially offset by a $0.8 million decrease in interest expense (net of interest income) and a $0.5 million decrease in other miscellaneous expenses. Miscellaneous expense for the six months ended December 31, 2009 included a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection. The $8.0 million of miscellaneous income for the six months ended December 31, 2008 consisted of $21.2 million of gains related to foreign exchange contracts, which were offset by $6.4 million of losses on revaluation of foreign denominated assets/liabilities, a $3.0 million legal settlement charge related to a contract dispute, a $2.3 million write-off of certain impaired assets, and $1.5 in other miscellaneous losses. Of the total $21.2 million of gains related to foreign exchange contracts, $15.5 million was attributable to a derivative instrument hedging the currency fluctuations between the pound sterling and Euro as part of the cash funding structures used for the $172 million ClinPhone acquisition. The majority of these gains were largely offset by losses resulting from the remeasurement of the related foreign currency denominated liabilities.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this report. The exhibit index previously included in the Report is not amended hereby.

(a)	Exhibits

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAREXEL International Corporation

Date: April 28, 2010	By:	/S/ JOSEF H. VON RICKENBACH
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: April 28, 2010	By:	/S/ JAMES F. WINSCHEL, JR.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

2