Form 10-Q
period 2010-03-31
PAREXEL INTERNATIONAL CORP
filed 2010-05-07
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2010, there were 58,365,200 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$104,347	$96,352
Marketable securities	13,461	—
Billed and unbilled accounts receivable, net	487,643	481,321
Prepaid expenses	26,328	24,636
Deferred tax assets	27,631	21,268
Income tax receivable	—	7,631
Other current assets	8,720	16,215

Total current assets	668,130	647,423
Property and equipment, net	174,597	170,486
Goodwill	251,844	247,612
Other intangible assets, net	90,466	98,799
Non-current deferred tax assets	5,637	15,385
Long-term income tax receivable	20,320	21,308
Other assets	16,893	23,448

Total assets	$1,227,887	$1,224,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,082	$32,090
Accounts payable	23,427	31,648
Deferred revenue	279,874	266,453
Accrued expenses	27,684	34,937
Accrued restructuring charges	7,341	876
Accrued employee benefits and withholdings	80,297	59,638
Current deferred tax liabilities	15,461	18,110
Income tax payable	6,474	—
Other current liabilities	13,560	11,966

Total current liabilities	486,200	455,718
Long-term debt, net of current portion	192,626	247,083
Non-current deferred tax liabilities	40,789	44,446
Long-term accrued restructuring charges	3,033	1,268
Long-term tax liabilities	43,811	47,881
Other liabilities	17,145	13,320

Total liabilities	783,604	809,716

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 58,286,987 at March 31, 2010 and 57,782,931 at June 30, 2009	577	572
Additional paid-in capital	229,785	219,849
Retained earnings	233,867	205,192
Accumulated other comprehensive loss	(19,946)	(10,868)

Total stockholders’ equity	444,283	414,745

Total liabilities and stockholders’ equity	$1,227,887	$1,224,461

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31		Nine months ended March 31
	2010	2009	2010	2009

Service revenue	$291,244	$264,457	$835,738	$803,349
Reimbursement revenue	53,162	46,504	154,186	151,165

Total revenue	344,406	310,961	989,924	954,514

Direct costs	177,769	165,781	522,835	514,440
Reimbursable out-of-pocket expenses	53,162	46,504	154,186	151,165
Selling, general and administrative	68,345	58,998	193,196	178,785
Depreciation	12,439	10,531	37,159	31,765
Amortization	2,748	2,728	7,731	7,237
Other (benefit) charge	—	—	(1,144)	15,000
Restructuring charge	4,119	—	12,950	—

Total costs and expenses	318,582	284,542	926,913	898,392

Income from operations	25,824	26,419	63,011	56,122

Interest income	1,188	3,126	3,932	10,138
Interest expense	(3,832)	(5,900)	(11,842)	(18,955)
Miscellaneous (expense) income	(3,706)	(2,041)	(9,164)	5,966

Other expense	(6,350)	(4,815)	(17,074)	(2,851)

Income before income taxes	19,474	21,604	45,937	53,271

Provision for income taxes	6,691	7,400	17,263	20,240

Net income	$12,783	$14,204	$28,674	$33,031

Earnings per common share
Basic	$0.22	$0.25	$0.49	$0.57
Diluted	$0.22	$0.25	$0.49	$0.57

Shares used in computing earnings per common share
Basic	58,135	57,556	57,960	57,449
Diluted	59,184	57,556	58,463	57,861

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended
	March 31, 2010	March 31, 2009
Cash flow from operating activities:
Net income	$28,674	$33,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,890	39,002
Loss on disposal of fixed assets	352	555
Stock-based compensation	5,270	5,409
Changes in operating assets and liabilities	38,473	12,458

Net cash provided by operating activities	117,659	90,455

Cash flow from investing activities:
Purchases of marketable securities	(13,724)	—
Purchases of property and equipment	(48,523)	(57,203)
Acquisition of businesses	(32)	(189,042)
Proceeds from sale of assets	227	155

Net cash used in investing activities	(62,052)	(246,090)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,672	3,390
Repayments under lines of credit	(75,500)	(129,586)
Borrowing under lines of credit	23,000	344,961
(Repayments) borrowings under long-term debt	(1,957)	1,603
Restricted stock surrendered	—	(1,382)

Net cash (used in) provided by financing activities	(49,785)	218,986

Effect of exchange rate changes on cash and cash equivalents	2,173	(15,757)

Net increase in cash and cash equivalents	7,995	47,594

Cash and cash equivalents at beginning of period	96,352	51,918

Cash and cash equivalents at end of period	$104,347	$99,512

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$11,606	$17,743
Income taxes, net of refunds	$14,443	$26,405

Supplemental disclosures of investing activities
Fair value of assets acquired and goodwill	$32	$231,374
Liabilities assumed	—	(42,332)

Cash paid for acquisitions	$32	$189,042

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 10-K”).

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

(in thousands, except per share data)	Three Months Ended March 31		Nine months ended March 31
	2010	2009	2010	2009
Net income	$12,783	$14,204	$28,674	$33,031

Weighted average number of shares outstanding used in computing basic earnings per share	58,135	57,556	57,960	57,449

Dilutive common stock equivalents	1,049	—	503	412

Weighted average number of shares outstanding used in computing diluted earnings per share	59,184	57,556	58,463	57,861

Basic earnings per share	$0.22	$0.25	$0.49	$0.57
Diluted earnings per share	$0.22	$0.25	$0.49	$0.57
Anti-dilutive options*	1,191	2,670	1,731	1,402

*	We also excluded all unvested restricted stock from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 3 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income has been calculated in accordance with Accounting Standards Committee (“ASC”) No. 220, “Comprehensive Income,” (formerly Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income”). Comprehensive income (loss) for the three and nine months ended March 31, 2010 and 2009 was as follows:

(in thousands)	Three Months Ended March 31		Nine months ended March 31
	2010	2009	2010	2009
Net income	$12,783	$14,204	$28,674	$33,031
Unrealized gain (loss) on derivative instruments*	478	2,479	(3,844)	(5,780)
Foreign currency translation	(14,647)	(30,417)	(5,234)	(102,549)

Comprehensive (loss) income	$(1,386)	$(13,734)	$19,596	$(75,298)

*net of deferred tax amounts	(823)	(1,635)	(2,591)	3,816

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

Purchase Price:	Cash paid, net of cash acquired	$185,306
	Transaction costs	4,927

	Total	$190,233

Allocations:	Fair value of assets acquired
	Accounts receivable	$18,416
	Other current assets	2,236
	Property and equipment	12,796
	Goodwill	124,722
	Tradename	22,158
	In-process research and development	224
	Other intangible assets	68,413
	Liabilities assumed
	Accounts payable	(8,628)
	Current liabilities	(14,693)
	Deferred revenue	(478)
	Other liabilities	(34,933)

	Net assets acquired	$190,233

The following table summarizes the details of the intangible assets acquired in the ClinPhone transaction as of March 31, 2010 (in thousands):

Intangible Assets	Weighted Average Useful Life*	Cost	Accumulated Amortization/ Foreign Currency Exchange Impact	Net
Customer relationships	13.6 years	$35,757	$8,886	$26,871
Backlog	4 years	6,326	3,903	2,423
Technology	8 years	26,330	12,415	13,915

Total intangible assets		$68,413	$25,204	$43,209

*The determination of the useful life of the customer relationships, backlog and technology was based, in part, on our own historical experience (in particular based upon the experience in our Perceptive business) in renewing or extending similar relationships and arrangements.

The following table sets forth the estimated amortization expense of intangible assets acquired in the ClinPhone transaction (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$7,026	$6,711	$6,347	$5,748	$5,367

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”). The compensation expense recognized in the three and nine months ended March 31, 2010 and 2009 is presented in the following table.

(in thousands)	Three Months Ended March 31		Nine months ended March 31
	2010	2009	2010	2009
Included in direct costs	$420	$552	$1,624	$1,608
Included in selling, general and administrative	1,431	1,196	3,646	3,801

Total stock-based compensation	$1,851	$1,748	$5,270	$5,409

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

CRS constitutes our core business and includes Phase I-IV clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

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

(in thousands)	Three Months Ended March 31		Nine months ended March 31
	2010	2009	2010	2009
Service revenue
Clinical Research Services	$221,456	$199,662	$645,350	$603,419
PAREXEL Consulting and MedCom Services	31,518	29,176	90,070	91,218
Perceptive Informatics, Inc.	38,270	35,619	100,318	108,712

Total service revenue	$291,244	$264,457	$835,738	$803,349

Direct costs
Clinical Research Services	$138,851	$127,862	$407,284	$390,491
PAREXEL Consulting and MedCom Services	18,613	17,840	56,026	58,770
Perceptive Informatics, Inc.	20,305	20,079	59,525	65,179

Total direct costs	$177,769	$165,781	$522,835	$514,440

Gross profit
Clinical Research Services	$82,605	$71,800	$238,066	$212,928
PAREXEL Consulting and MedCom Services	12,905	11,336	34,044	32,448
Perceptive Informatics, Inc.	17,965	15,540	40,793	43,533

Total gross profit	$113,475	$98,676	$312,903	$288,909

NOTE 7 – RESTRUCTURING CHARGES

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). For the three months ended March 31, 2010, we recorded $4.1 million in restructuring charges related to the 2010 Restructuring Plan, including approximately $0.5 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 81 managerial and staff positions. For the nine months ended March 31, 2010, we recorded $13.0 million in restructuring charges related to the 2010 Restructuring Plan, including approximately $7.2 million in employee separation benefits associated with the elimination of 180 managerial and staff positions and $5.8 million in costs related to the abandonment of certain property leases. In addition, we recorded $0.5 million of accelerated depreciation associated with abandoned lease facilities. We expect to incur approximately $5.0 million in additional restructuring charges primarily in employee separation benefits under the 2010 Restructuring Plan during the fourth quarter of Fiscal Year 2010.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Current activity charged against all restructuring accruals in the nine months ended March 31, 2010 was as follows:

($ in thousands)	Balance at June 30, 2009	Provision Adjustments	Payments/Foreign Currency Exchange Adjustments	Balance at March 31, 2010

2005 Restructuring Plan
Facilities-related charges	$2,144	$—	$(564)	$1,580

2010 Restructuring Plan
Facilities-related charges	—	5,647	(954)	4,693
Employee separation benefits	—	7,228	(3,241)	3,987
Other expenses	—	75	39	114

Total	$2,144	$12,950	$(4,720)	$10,374

NOTE 8 –RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 ( FASB ASC 820 ). The guidance is effective for interim and annual reporting after December 15, 2009. We have adopted ASU 2010-06 during the quarter ended March 31, 2010. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

As of June 30, 2009, we had $58.3 million of gross unrecognized tax benefits of which $15.6 million would impact the effective tax rate if recognized. As of March 31, 2010, we had $61.1 million of gross unrecognized tax benefits, of which $24.7 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $2.8 million net increase in gross unrecognized tax benefits is primarily composed of $6.9 million in reserves established in conjunction with the acquisition of ClinPhone Group Limited in FY 2009 which did not impact the effective tax rate, net of the release of reserves resulting from the expiration of statutes in several jurisdictions.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2010, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions will decrease by approximately $1.1 million in the next twelve months primarily as a result of settlements of tax audits.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, $11.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through March 31, 2010 includes an expense of approximately $0.2 million of interest and penalties. As of March 31, 2010, $11.2 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. state, local and federal income tax matters through 2004 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 1996.

For the three months ended March 31, 2010 and 2009, we had an effective income tax rate of 34.4% and 34.3%, respectively. The tax rate for the three months ended March 31, 2010 reflects non-deductible restructuring costs recorded in the current quarter outside the United States, and an increase in valuation reserves, net of a release of tax reserves resulting from the expiration of statutes in several jurisdictions. For the nine months ended March 31, 2010 and 2009, we had an effective income tax rate of 37.6% and 38.0%, respectively. The tax rate for the nine months ended March 31, 2010 reflects non-deductible restructuring costs recorded in the second and third quarters, non-deductible expenses outside the United States, and an increase in valuation reserves, net of a release of tax reserves resulting from the expiration of statutes in several jurisdictions.

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

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As of March 31, 2010, we had $221.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $101.0 million of principal borrowed under the revolving credit facility and $120.0 million of principal under the term loan, and remaining borrowing availability of approximately $64.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.0%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2010, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have a line of credit with RBS Nederland, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by RBS Nederland, NV at any time at its discretion. At March 31, 2010, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line of credit is not secured and bears interest at an annual rate ranging between 2% and 4%. At March 31, 2010, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At March 31, 2010, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $140.3 million at March 31, 2010 and $117.9 million at June 30, 2009. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% and 3%. The balance on the promissory notes issued in connection with the financing agreements was $3.1 million and $5.7 million at March 31, 2010 and June 30, 2009, respectively.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2010, we had approximately $38.8 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $5.9 million guaranteeing performance under various operating leases and vendor agreements.

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

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2010 and June 30, 2009 (in thousands). All amounts are reported in other current assets and other current liabilities.

	March 31, 2010		June 30, 2009
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(5,700)	$150,000	$(5,381)
Foreign exchange contracts	143,214	(2,618)	54,459	5,584

Total designated derivatives	$293,214	$(8,318)	$204,459	$203

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$46,204	$(652)	$—	$—
Foreign exchange contracts	103,720	1,533	197,086	1,764

Total non-designated derivatives	$149,924	$881	$197,086	$1,764

Total derivatives	$443,138	$(7,437)	$401,545	$1,967

The change in the fair value of derivatives designated as hedging instruments under ASC 815 is recorded to other comprehensive income (loss) on the balance sheet, net of deferred taxes. The amounts recognized for the three and nine months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(50)	$(132)	$(207)	$(3,341)
Foreign exchange contracts	(1,762)	2,611	(5,358)	(2,439)

Total designated derivatives	$(1,812)	$2,479	$(5,565)	$(5,780)

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income (expense) on the income statement. The amounts recognized for the three and nine months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$93	$—	$(652)	$—
Foreign exchange contracts	84	(16,115)	(231)	799

Total non-designated derivatives	$177	$(16,115)	$(883)	$799

For the three months ended March 31, 2009, the decrease in the fair value of derivatives not designated as hedging instruments under ASC 815 was due primarily to a decrease in the value of a derivative instrument hedging the currency fluctuations between the pound sterling and Euro, as part of the cash funding structures used for the $172 million ClinPhone acquisition.

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Marketable Securities	$13,461	$—	$—	$13,461
Interest Rate Derivative Instruments	—	(6,352)	—	(6,352)
Foreign Currency Exchange Contracts	—	(1,085)	—	(1,085)

Total	$13,461	$(7,437)	—	$6,024

The marketable securities are held in foreign government treasury certificates that are actively traded.

Interest rate derivative instruments are measured at fair value using the mark-to-market valuation technique. The valuation is based on the estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

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

As of March 31, 2010, there were no transfers between Level 1, Level 2, or Level 3. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

•

CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies, formerly referred to as “Clinical Pharmacology”) to Phases II-III and Phase IV, which we call Peri Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our business segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in business segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and nine months ended March 31, 2010 and 2009 were as follows:

($ in thousands)	Three Months Ended		Increase (Decrease)%
	March 31, 2010	March 31, 2009
Service revenue
Clinical Research Services	$221,456	$199,662	$21,794	10.9%
PAREXEL Consulting and MedCom Services	31,518	29,176	2,342	8.0%
Perceptive Informatics, Inc.	38,270	35,619	2,651	7.4%

Total service revenue	$291,244	$264,457	$26,787	10.1%

Direct costs
Clinical Research Services	$138,851	$127,862	$10,989	8.6%
PAREXEL Consulting and MedCom Services	18,613	17,840	773	4.3%
Perceptive Informatics, Inc.	20,305	20,079	226	1.1%

Total direct costs	$177,769	$165,781	$11,988	7.2%

Gross profit
Clinical Research Services	$82,605	$71,800	$10,805	15.0%
PAREXEL Consulting and MedCom Services	12,905	11,336	1,569	13.8%
Perceptive Informatics, Inc.	17,965	15,540	2,425	15.6%

Total gross profit	$113,475	$98,676	$14,799	15.0%

($ in thousands)	Nine months ended		Increase (Decrease)%
	March 31, 2010	March 31, 2009
Service revenue
Clinical Research Services	$645,350	$603,419	$41,931	6.9%
PAREXEL Consulting and MedCom Services	90,070	91,218	(1,148)	-1.3%
Perceptive Informatics, Inc.	100,318	108,712	(8,394)	-7.7%

Total service revenue	$835,738	$803,349	$32,389	4.0%

Direct costs
Clinical Research Services	$407,284	$390,491	$16,793	4.3%
PAREXEL Consulting and MedCom Services	56,026	58,770	(2,744)	-4.7%
Perceptive Informatics, Inc.	59,525	65,179	(5,654)	-8.7%

Total direct costs	$522,835	$514,440	$8,395	1.6%

Gross profit
Clinical Research Services	$238,066	$212,928	$25,138	11.8%
PAREXEL Consulting and MedCom Services	34,044	32,448	1,596	4.9%
Perceptive Informatics, Inc.	40,793	43,533	(2,740)	-6.3%

Total gross profit	$312,903	$288,909	$23,994	8.3%

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009:

For the three months ended March 31, 2010, we had net income of $12.8 million compared with net income of $14.2 million for the three months ended March 31, 2009. On a fully diluted basis, earnings per share decreased to $0.22 from $0.25 for the respective periods.

Revenue

Service revenue increased by $26.8 million, or 10.1%, to $291.2 million for the three months ended March 31, 2010 from $264.5 million for the three months ended March 31, 2009. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended March 31, 2010		Three months ended March 31, 2009
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$115.0	39.5%	$113.6	42.9%
Europe, Middle East & Africa	$141.8	48.7%	$126.7	47.9%
Asia/Pacific	$34.4	11.8%	$24.2	9.2%

Service revenue increased in The Americas by $1.4 million, or 1.3%, in Europe, Middle East & Africa by $15.1 million, or 12.0%, and in Asia/Pacific by $10.2 million, or 42.2%. Overall, service revenue was positively impacted by foreign currency exchange rate fluctuations including: $1.7 million in The Americas, $11.3 million in Europe, Middle East & Africa, and $1.9 million in Asia/Pacific.

On a segment basis, CRS service revenue increased by $21.8 million, or 10.9%, to $221.5 million for the three months ended March 31, 2010 from $199.7 million for the three months ended March 31, 2009. The growth was attributable to the positive $12.1 million impact of foreign currency exchange rate fluctuations, a $6.8 million increase in Phases II-III/PACE, and a $2.9 million increase in Early Phase. Growth in this segment has been largely driven by the positive impact of strategic partnerships and increased business activity in the Asia/Pacific region driven by global studies and studies from local biopharmaceutical companies.

PCMS service revenue increased by $2.3 million, or 8.0%, to $31.5 million for the three months ended March 31, 2010 from $29.2 million for the same period in 2009. The increase was caused by a $2.0 million increase in consulting, including a $1.3 million increase in compliance-related work, and a $1.3 million increase related to the positive impact of foreign currency exchange rate fluctuations. These increases were partly offset by a $0.5 million decrease in health policy and strategic reimbursement services, which has been adversely affected by the uncertainty in the regulatory markets due to changes in the U.S. healthcare law, and a $0.5 million decrease in other services, including the discontinuation of continuing medical education activities.

Perceptive service revenue increased by $2.7 million, or 7.4%, to $38.3 million for the three months ended March 31, 2010 from $35.6 million for the three months ended March 31, 2009. The increase was due to a $2.0 million increase in RTSM and support services, $1.6 million from the positive impact of foreign currency exchange rate fluctuations, and a $1.4 million increase in medical imaging and other services; partly offset by a $2.3 million decrease in CTMS services. Perceptive revenue for the three months ended March 31, 2009 included $3.7 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting correction related to start-up and deferred revenue.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $12.0 million, or 7.2%, to $177.8 million for the three months ended March 31, 2010 from $165.8 million for the three months ended March 31, 2009. As a percentage of total service revenue, direct costs decreased to 61.0% from 62.7% for the respective periods.

On a segment basis, CRS direct costs increased by $11.0 million, or 8.6%, to $138.9 million for the three months ended March 31, 2010 from $127.9 million for the three months ended March 31, 2009. This increase was due to $6.8 million from the negative impact of foreign currency exchange rate fluctuations, $2.4 million in the Phase II-III/PACE business and $1.8 million in Early Phase. As a percentage of service revenue, CRS direct costs decreased to 62.7% for the three months ended March 31, 2010 from 64.0% for the three months ended March 31, 2009 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency.

PCMS direct costs increased slightly by $0.8 million, or 4.3%, to $18.6 million for the three months ended March 31, 2010 from $17.8 million for the three months ended March 31, 2009. This increase was due primarily to $0.7 million related to the negative impact of foreign currency exchange rate fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 59.1% from 61.1% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain unprofitable service lines.

Perceptive direct costs increased slightly by $0.2 million, or 1.1%, to $20.3 million for the three months ended March 31, 2010 from $20.1 million for the three months ended March 31, 2009. The increase was due to a $1.1 million increase in product support services, a $1.0 million increase in the medical imaging business, and $0.5 million related to the negative impact of foreign currency exchange rate fluctuations; partially offset by a $2.4 million decrease in RTSM. Perceptive costs for the three months ended March 31, 2009 included $1.5 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting adjustment related to start-up costs. As a percentage of service revenue, Perceptive direct costs decreased to 53.1% for the three months ended March 31, 2010 from 56.4% for the three months ended March 31, 2009, due, in part, to improved operating procedures and the integration of ClinPhone operations into the overall Perceptive business.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $9.3 million, or 15.8%, to $68.3 million for the three months ended March 31, 2010 from $59.0 million for the three months ended March 31, 2009. This increase was due to a $4.5 million increase in personnel costs, $4.4 million from the negative impact of foreign exchange movements, and a $1.2 million increase in sales expenses; partly offset by a $0.8 million increase in other expenses. As a percentage of service revenue, SG&A increased to 23.5% for the three months ended March 31, 2010 from 22.3% for the three months ended March 31, 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $1.9 million, or 14.5%, to $15.2 million for the three months ended March 31, 2010 from $13.3 million for the three months ended March 31, 2009, primarily due to increased capital expenditures over the past twelve months. As a percentage of service revenue, D&A increased to 5.2% for the three months ended March 31, 2010 from 5.0% for the same period in 2009.

Restructuring Charge

For the three months ended March 31, 2010, we recorded $4.1 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $0.5 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 81 managerial and staff positions.

Income from Operations

Income from operations decreased slightly to $25.8 million for the three months ended March 31, 2010 from $26.4 million for the same period in 2009. Income from operations as a percentage of service revenue, or operating margin, decreased to 8.9% from 10.0% for the respective periods. This decrease in operating margin was due primarily to the $4.1 million of restructuring charges taken during the quarter.

Other Income and Expense

We recorded net other expense of $6.4 million for the three months ended March 31, 2010 compared with $4.8 million for the three months ended March 31, 2009. The $1.5 million increase was due primarily to a $1.7 million increase in miscellaneous expense.

Miscellaneous expense for the three months ended March 31, 2010 of $3.7 million included $3.3 million of losses on the revaluation of foreign denominated assets/liabilities, a $0.4 million asset impairment charge, and $0.2 million of other losses; partly offset by a $0.2 million gain related to foreign exchange contracts.

Miscellaneous expense for the three months ended March 31, 2009 of $2.0 million consisted of $16.1 million of losses related to foreign exchange contracts, due primarily to a derivative instrument hedging the currency fluctuations between the pound sterling and Euro as part of the cash funding structures used for the $172 million ClinPhone acquisition; partly offset by a $13.7 million gain on the revaluation of foreign denominated assets/liabilities and $0.4 million of other gains.

Taxes

For the three months ended March 31, 2010 and 2009, we had an effective income tax rate of 34.4% and 34.3%, respectively. The tax rate for the three months ended March 31, 2010 reflects non-deductible restructuring costs recorded in the current quarter outside the United States, and an increase in valuation reserves, net of a release of tax reserves resulting from the expiration of statutes in several jurisdictions.

Nine months ended March 31, 2010 Compared With Nine months ended March 31, 2009:

For the nine months ended March 31, 2010, we had net income of $28.7 million compared with net income of $33.0 million for the nine months ended March 31, 2009. On a fully diluted basis, earnings per share decreased to $0.49 from $0.57 for the respective periods.

Revenue

Service revenue increased by $32.4 million, or 4.0%, to $835.7 million for the nine months ended March 31, 2010 from $803.3 million for the nine months ended March 31, 2009. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine months ended March 31, 2010		Nine months ended March 31, 2009
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$325.5	38.9%	$337.4	42.0%
Europe, Middle East & Africa	$413.8	49.5%	$398.6	49.6%
Asia/Pacific	$96.4	11.6%	$67.3	8.4%

Service revenue in The Americas decreased by $12.0 million, or 3.5%, while service revenue increased in Europe, Middle East & Africa by $15.2 million, or 3.8%, and in Asia/Pacific by $29.1 million, or 43.3%. Overall, service revenue was positively impacted by foreign currency exchange rate fluctuations including: $0.3 million in The Americas, $5.0 million in Europe, Middle East & Africa, and $5.7 million in Asia/Pacific.

On a segment basis, CRS service revenue increased by $42.0 million, or 6.9%, to $645.4 million for the nine months ended March 31, 2010 from $603.4 million for the nine months ended March 31, 2009. The increase was attributable to a $31.8 million increase in the Phases II-III/PACE portions of the business and $11.8 million related to the positive impact of foreign currency exchange rate fluctuations; partially offset by a $1.7 million decrease in the Early Phase business. Our growth in the Phases II-III/PACE business has been driven by the impact of strategic partnerships and an increase in demand in the Asia/Pacific region from both global studies and studies from local biopharmaceutical companies. The nine-month decrease in the Early Phase business was due to weakness in the first quarter of Fiscal Year 2010.

PCMS service revenue decreased by $1.1 million, or 1.3%, to $90.1 million for the nine months ended March 31, 2010 from $91.2 million for the same period in 2009. The decline was caused by a $2.0 million decrease in health policy and strategic reimbursement services, which has been affected by the uncertainty in the regulatory markets due to changes in the U.S. healthcare law, and the $0.2 million negative impact of foreign currency exchange rate fluctuations; partly offset by a $1.1 million increase in the consulting business, including strong growth in compliance work.

Perceptive service revenue decreased by $8.4 million, or 7.7%, to $100.3 million for the nine months ended March 31, 2010 from $108.7 million for the nine months ended March 31, 2009. The decline was due to a $4.8 million decrease in CTMS, a $3.5 million decrease in RTSM services, a $2.2 million decrease in the integration services group, and $0.6 million from the negative impact of foreign currency exchange rate fluctuations; partly offset by a $1.5 million increase in EDC and a $1.2 million increase in medical imaging. Perceptive revenue for the nine months ended March 31, 2009 included $17.0 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 related to an accounting adjustment on start-up costs and deferred revenues.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $8.4 million, or 1.6%, to $522.8 million for the nine months ended March 31, 2010 from $514.4 million for the nine months ended March 31, 2009. As a percentage of total service revenue, direct costs decreased to 62.6% from 64.0% for the respective periods.

On a segment basis, CRS direct costs increased by $16.8 million, or 4.3%, to $407.3 million for the nine months ended March 31, 2010 from $390.5 million for the nine months ended March 31, 2009, due to a $9.7 million increase in Phases II-III/PACE business activities and $7.1 million from the negative impact of foreign currency exchange rate fluctuations. Direct costs of Early Phase remained flat. As a percentage of service revenue, CRS direct costs decreased to 63.1% for the nine months ended March 31, 2010 from 64.7% for the nine months ended March 31, 2009 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency.

PCMS direct costs decreased by $2.7 million, or 4.7%, to $56.0 million for the nine months ended March 31, 2010 from $58.8 million for the nine months ended March 31, 2009. This decline was the result of lower costs across all service lines. As a percentage of service revenue, PCMS direct costs decreased to 62.2% from 64.4% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain business lines, such as continuing medical education services.

Perceptive direct costs decreased by $5.7 million, or 8.7%, to $59.5 million for the nine months ended March 31, 2010 from $65.2 million for the nine months ended March 31, 2009. This decline was due to a $6.5 million decrease in RTSM and a $4.7 million decrease in our medical imaging business; partly offset by a $5.5 million increase in other business lines, primarily in the product support area. Perceptive costs for the nine months ended March 31, 2009 included $3.9 million that was subsequently reversed in the fourth quarter of Fiscal Year 2009 due to an accounting adjustment related to start-up costs. As a percentage of service revenue, Perceptive direct costs decreased to 59.3% for the nine months ended March 31, 2010 from 60.0% for the nine months ended March 31, 2009. This decrease was due primarily to higher utilization rates and revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $14.4 million, or 8.1%, to $193.2 million for the nine months ended March 31, 2010 from $178.8 million for the nine months ended March 31, 2009. This increase was due primarily to $6.8 million in higher personnel costs, a $3.9 million increase in rent and related office expenses, $2.8 million in sales expenses, and $2.2 million resulting from the negative impact of foreign currency exchange rate fluctuations. As a percentage of service revenue, SG&A increased to 23.1% for the nine months ended March 31, 2010 from 22.3% for the nine months ended March 31, 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $5.9 million, or 15.1%, to $44.9 million for the nine months ended March 31, 2010 from $39.0 million for the nine months ended March 31, 2009, primarily due to increased capital expenditures over the past twelve months and $0.4 million in accelerated depreciation associated with abandoned leased facilities related to the 2010 Restructuring Plan. As a percentage of service revenue, D&A increased to 5.4% for the nine months ended March 31, 2010 from 4.9% for the same period in 2009.

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

Restructuring Charge

For the nine months ended March 31, 2010, we recorded $13.0 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $7.2 million in employee separation benefits associated with the elimination of 180 managerial and staff positions and $5.8 million in costs related to the abandonment of certain property leases.

Income from Operations

Income from operations increased by $6.9 million, or 12.3%, to $63.0 million for the nine months ended March 31, 2010 from $56.1 million for the same period in 2009. Income from operations as a percentage of service revenue, or operating margin, increased to 7.5% from 7.0% for the respective periods. This increase was due primarily to cost efficiencies and operational improvement efforts.

Other Income and Expense

We recorded net other expense of $17.1 million for the nine months ended March 31, 2010 compared with $2.9 million for the nine months ended March 31, 2009. The $14.2 million increase in net other expense was attributable to a $14.7 million decrease in foreign exchange gains and a $0.5 million increase in other miscellaneous expenses; partially offset by a $1.0 million decrease in interest expense (net of interest income).

Miscellaneous expense for the nine months ended March 31, 2010 of $9.2 million included a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection, $1.5 million of losses on the revaluation of foreign denominated assets/liabilities, $0.9 million of losses related to foreign exchange contracts, a $0.4 million asset impairment charge, and $0.3 in other miscellaneous losses.

Miscellaneous income for the nine months ended March 31, 2009 of $6.0 million consisted of $11.5 million of gains on the revaluation of foreign denominated assets/liabilities and $0.8 million in gains related to foreign exchange contracts; partly offset by a $3.0 million legal settlement charge related to a contract dispute, $2.3 million for the write-off of certain impaired assets, and $1.0 in other miscellaneous losses.

Taxes

For the nine months ended March 31, 2010 and 2009, we had an effective income tax rate of 37.6% and 38.0%, respectively. The tax rate for the nine months ended March 31, 2010 reflects non-deductible restructuring costs recorded in the second and third quarters, non-deductible expenses outside the United States, and an increase in valuation reserves, net of a release of tax reserves resulting from the expiration of statutes in several jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of March 31, 2010, we had cash, cash equivalents, and marketable securities of approximately $117.8 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. DSO was 47 days at March 31, 2010, 57 days at June 30, 2009, and 47 days at March 31, 2009. Accounts receivable, net of provision for losses on receivables, totaled $487.6 million ($250.6 million in billed accounts receivable and $237.0 million in unbilled accounts receivable) at March 31, 2010 and $481.3 million ($251.2 million in billed accounts receivable and $230.1 million in unbilled accounts receivable) at June 30, 2009 and $430.4 million ($214.7 million in billed accounts receivable and $215.7 million in unbilled accounts receivable) at March 31, 2009. Deferred revenue was $279.9 million at March 31, 2010, $266.5 million at June 30, 2009, and $244.3 million at March 31, 2009. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter.

CASH FLOWS

Net cash provided by operating activities for the nine months ended March 31, 2010 totaled $117.7 million and was generated from $28.7 million in net income, $44.9 million of non-cash charges for depreciation and amortization, $23.4 million related to increases in tax and other liabilities, $19.3 million from a decrease in other current and long-term assets, $5.3 million of non-cash charges for stock-based compensation, and $4.0 million from a decrease in net receivables (net of deferred revenue and allowances for doubtful accounts). These sources of cash were offset by a $7.9 million decrease in accounts payable.

Net cash used in investing activities for the nine months ended March 31, 2010 totaled $62.1 million, including $48.5 million of capital expenditures primarily for computer software and hardware and leasehold improvements and $13.7 million for the purchase of marketable securities in foreign government treasury certificates.

Net cash used in financing activities for the nine months ended March 31, 2010 totaled $49.8 million, and consisted of $54.5 million of net repayments under lines of credit; offset by $4.7 million in proceeds related to the issuance of common stock in connection with our stock option and employee stock purchase plans.

Net cash provided by operating activities for the nine months ended March 31, 2009 totaled $90.5 million and was generated from net income of $33.0 million, non-cash charges for depreciation and amortization expense in the amount of $39.0 million, a $57.9 million decrease in net receivables (net of deferred revenue and allowances for doubtful accounts), $22.4 million related to changes in prepaid assets and other current assets, $5.4 million of non-cash charges for stock-based compensation, and $1.1 million from other sources. These sources of cash were offset by a $36.6 million increase in other assets, a $15.5 million decrease in other current liabilities (mainly related to the payment of management bonuses), an $11.7 million decrease in accounts payable and other accrued expenses and liabilities, and a $4.5 million decrease in deferred income tax liability (net of deferred tax assets).

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

As of March 31, 2010, we had $221.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $101.0 million of principal borrowed under the revolving credit facility and $120.0 million of principal under the term loan, and remaining borrowing availability of approximately $64.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries an interest rate of 4.8%. Currently, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carries an average interest rate of 3.0%.

Additional Lines of Credit

We have a line of credit with RBS Nederland, NV in the amount of Euro 12.0 million. This line of credit is not collateralized, is payable on demand, and bears interest at an annual rate ranging between 2% and 4%. The line of credit may be revoked or canceled by RBS Nederland, NV at any time at its discretion. At March 31, 2010, we had Euro 12.0 million available under this line of credit.

We also have a line of credit with HSBC UK in the amount of 2.0 million pounds sterling. This line of credit was established by ClinPhone and is guaranteed by PAREXEL International Holding BV. The line of credit is not secured and bears interest at an annual rate ranging between 2% and 4%. At March 31, 2010, we had 2.0 million pounds sterling available under this line of credit.

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit primarily to facilitate business transactions with JP Morgan UK. At March 31, 2010, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV Bank. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s overall balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $140.3 million at March 31, 2010 and $117.9 million at June 30, 2009. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates ranging between 0% and 3%. The balance on the promissory notes issued in connection with the financing agreements was $3.1 million and $5.7 million at March 31, 2010 and June 30, 2009, respectively.

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

We had capital expenditures of approximately $48.5 million during the nine months ended March 31, 2010, primarily for computer software and hardware and leasehold improvements. We expect capital expenditures to total approximately $70 million in Fiscal Year 2010 which will be funded by cash from operations or from draws under the 2008 Credit Facility. These capital expenditures will be primarily for computer software and hardware and leasehold improvements, as well as for our Leveraging Expertise and Process initiative (“LEAP”). LEAP is a re-engineering of the Phases II-III/PACE Clinical Research Services operating model to meet evolving market needs. The goal of the redesign is to streamline and harmonize processes across operations and geographies, while improving productivity and quality through the use of our integrated clinical trial technologies.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2010, we had approximately $38.8 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $5.9 million guaranteeing performance under various operating leases and vendor agreements.

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

RESTRUCTURING PLAN

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). During the nine months ended March 31, 2010, we recorded $13.0 million in restructuring charges related to the 2010 Restructuring Plan, including approximately $7.2 million in employee separation benefits associated with the elimination of 180 managerial and staff positions and $5.8 million in costs related to the abandonment of certain property leases. In addition, we recorded $0.4 million of accelerated depreciation associated with abandoned lease facilities. We expect to incur approximately $5.0 million in additional restructuring charges primarily in employee separation benefits under the 2010 Restructuring Plan during the fourth quarter of Fiscal Year 2010.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 66.3% of our consolidated service revenue for the nine months ended March 31, 2010 from operations outside of the U.S., of which 24.8% was denominated in Euros and 15.0% was denominated in pounds sterling. We derived approximately 63.0% of our consolidated service revenue for the nine months ended March 31, 2009 from operations outside of the U.S., of which 24.5% was denominated in Euros and 14.6% was denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of March 31, 2010, the programs with derivatives designated as hedging instruments under ASC 815 (formerly SFAS 133) were deemed effective and the notional values of the derivatives were approximately $293.2 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the program could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of March 31, 2010, the estimated amount that could be recognized in other income is a loss of approximately $4.0 million.

As of March 31, 2010, the notional value of derivatives that were not designated as hedging instruments under ASC 815 (formerly SFAS 133) was approximately $149.9 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $14.9 million.

During the nine months ended March 31, 2010 and 2009, we recorded foreign exchange losses of $2.4 million and gains of $12.3million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $32.1 million at March 31, 2010 and $32.1 million at June 30, 2009. Long-term debt was $192.6 million and $247.1 million for the corresponding periods.

In connection with the borrowings under our 2008 Credit Facility, we entered into interest rate exchange agreements to swap, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market values of both the hedge instrument and underlying debt obligations are recorded as equal and offsetting amounts in other comprehensive income. We had interest rate exchange agreements with a notional amount of $150 million at both March 31, 2010 and June 30, 2009.

MARKETABLE SECURITIES

During the third quarter of Fiscal Year 2010, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and have elected to account for them under the fair value method. As of March 31, 2010, the value of these marketable securities was $13.5 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for adverse changes in market rates and prices.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The following discussion includes nine revised or new risk factors (“The current economic environment may negatively impact our financial performance as a result of client defaults and other factors;” “We face risks arising from the restructuring of our operations;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “We may have substantial exposure to payment of personal injury claims and may not have adequate insurance to cover such claims;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”) that reflect material developments subsequent to the discussion of risk factors included in the 2009 10-K.

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

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During the nine months ended March 31, 2010, we recorded $13.0 million in restructuring charges related to this plan, including approximately $5.6 million in costs related to the abandonment of certain property leases and $7.2 million in employee separation benefits associated with the elimination of 180 managerial and staff positions. In addition, we recorded $0.4 million of accelerated depreciation associated with the abandoned lease facilities. We expect to incur approximately $5.0 million in additional restructuring charges primarily in employee separation benefits under the 2010 Restructuring Plan during the fourth quarter of Fiscal Year 2010. If we incur restructuring charges in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 66.3% and 63.0% of total consolidated service revenue for the nine months ended March 31, 2010 and 2009, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 49.5% and 49.6% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 11.6% and 8.4% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $25.8 million for the fiscal quarter ended March 31, 2010, $18.7 million for the fiscal quarter ended December 31, 2009, $18.5 million for the fiscal quarter ended September 30, 2009, and $19.5 million for the fiscal quarter ended June 30, 2009. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended March 31, 2010 was positively impacted by approximately $14.9 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2010 and 2009, approximately 24.8% and 24.5% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 15.0% and 14.6%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of March 31, 2010, our total assets included $342.3 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Numerous governments, including the U.S. government, have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical industry. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. In addition, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

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

As of March 31, 2010, we had approximately $221.0 million principal amount of debt outstanding and remaining borrowing availability of approximately $64.0 million under our revolving line of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 4, 2010, the closing sales price of our common stock on the Nasdaq Global Select Market was $23.90 per share. During the period from May 4, 2008 to May 4, 2010, our common stock traded at prices ranging from a high of $36.16 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: May 7, 2010	By:	/S/ JOSEF H. VON RICKENBACH
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: May 7, 2010	By:	/S/ JAMES F. WINSCHEL, JR.
James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Perceptive Informatics President Long-Term Discretionary Incentive Plan

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract, or any other compensatory plan, contract or arrangement.