Form 10-K/A
period 2010-06-30
PAREXEL INTERNATIONAL CORP
filed 2010-09-09
CIK 799729

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

Explanatory Note

PAREXEL International Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend the disclosure under the caption “Backlog” in “Item 1. Business”, as set forth in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Original Filing”). Specifically, we are amending the amount of backlog, as of June 30, 2010, that is anticipated to be recognized as service revenue during the fiscal year ending June 30, 2011. Accordingly, “Item 1. Business “ for the fiscal year ended June 30, 2010 is amended and restated in its entirety as set forth below. This Amendment does not affect the Company’s financial statements as set forth in the Original Filing. No other information in the Original Filing is amended by this Amendment.

PART I

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

Phase II-III/PACE - The Phase II-III/Peri Approval Clinical Excellence (“PACE”) group of CRS (formerly referred to as “Late Phase”) encompasses the later stages of clinical testing. Through this CRS unit, we assist clients with one or more of the following aspects of clinical trials as described below. CRS performs both full-service and single- or multi-service trials. As a result, our involvement may range from being involved in just one aspect of a clinical trial to all aspects of a clinical trial. These services include the following, the majority of which are also provided by our Early Phase group:

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

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and, in some cases, verbal commitments which are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2010 was $2,680.5 million, compared with $2,176.4 million at June 30, 2009. Subject to the matters addressed in the following paragraph, we anticipate that approximately $1.0 billion of the backlog as of June 30, 2010 will be recognized as service revenue in Fiscal Year 2011.

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

Preclinical Research (approximately 1 to 3.5 years) - In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.

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

NDA or Biologic License Application (“BLA”) Preparation and Submission - Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA (New Drug Application) or BLA in CTD format as of July 1, 2003, which today comprises, on average, roughly 100,000 pages.

FDA Review of NDA or BLA - The FDA carefully scrutinizes data from all phases of development to confirm that the manufacturer has complied with regulations and that the drug or biologic is safe and effective for the specific use (or “indication”) under study. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied. Even after accepting the submission for review, the FDA may also require additional testing or information before approval of an NDA or BLA. The FDA must deny approval of an NDA or BLA if applicable regulatory requirements are not satisfied.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following exhibits are filed with this Amendment. The exhibit index previously included in the Original Filing is not amended hereby.

EXHIBIT NO.	DESCRIPTION

31.3	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By:	/s/ JOSEF H. VON RICKENBACH	Dated: September 9, 2010
Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer