Form 10-Q
period 2010-09-30
PAREXEL INTERNATIONAL CORP
filed 2010-11-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2010, there were 58,158,665 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$70,901	$95,170
Marketable securities	—	12,243
Billed and unbilled accounts receivable, net	600,320	478,926
Prepaid expenses	37,688	32,084
Deferred tax assets	31,299	28,932
Income tax receivable	3,072	—
Other current assets	12,776	8,502

Total current assets	756,056	655,857

Property and equipment, net	194,436	187,888
Goodwill	255,426	248,226
Other intangible assets, net	86,620	87,114
Non-current deferred tax assets	12,733	7,193
Long-term income tax receivable	19,182	17,737
Other assets	17,393	16,695

Total assets	$1,341,846	$1,220,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$108,957	$32,082
Accounts payable	42,740	34,353
Deferred revenue	257,186	261,080
Accrued expenses	36,963	35,994
Accrued restructuring charges	5,181	7,760
Accrued employee benefits and withholdings	79,200	87,606
Current deferred tax liabilities	14,712	15,977
Income tax payable	—	2,840
Other current liabilities	11,236	19,541

Total current liabilities	556,175	497,233

Long-term debt, net of current portion	175,451	183,707
Non-current deferred tax liabilities	34,892	32,235
Long-term accrued restructuring charges	2,262	2,318
Long-term tax liabilities	57,653	48,232
Other liabilities	19,313	17,430

Total liabilities	845,746	781,155

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock — 50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 58,467,796 at September 30, 2010 and 58,433,717 at June 30, 2010	579	578
Additional paid-in capital	235,671	233,677
Retained earnings	264,525	246,734
Accumulated other comprehensive loss	(4,675)	(41,434)

Total stockholders’ equity	496,100	439,555

Total liabilities and stockholders’ equity	$1,341,846	$1,220,710

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	September 30, 2010	September 30, 2009
Service revenue	$295,820	$259,763
Reimbursement revenue	46,437	47,775

Total revenue	342,257	307,538

Direct costs	186,982	170,988
Reimbursable out-of-pocket expenses	46,437	47,775
Selling, general and administrative	63,520	56,194
Depreciation	13,251	11,569
Amortization	2,457	2,536
Restructuring credit	(390)	—

Total costs and expenses	312,257	289,062

Income from operations	30,000	18,476

Interest income	1,217	827
Interest expense	(3,924)	(3,756)
Miscellaneous (loss) income	(4,608)	2,149

Other expense	(7,315)	(780)

Income before income taxes	22,685	17,696

Provision for income taxes	4,894	5,255

Net income	$17,791	$12,441

Earnings per common share
Basic	$0.30	$0.22
Diluted	$0.30	$0.21

Shares used in computing earnings per common share
Basic	58,450	57,815
Diluted	59,660	58,135

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 30, 2010	September 30, 2009
Cash flow from operating activities:
Net income	$17,791	$12,441
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,708	14,105
Loss on disposal of fixed assets	19	54
Stock-based compensation	2,153	1,550
Changes in operating assets and liabilities	(139,276)	(13,793)

Net cash (used in) provided by operating activities	(103,605)	14,357

Cash flow from investing activities:
Proceeds from redemption of marketable securities	13,058	—
Purchases of property and equipment	(11,641)	(15,445)
Acquisition of businesses	—	(13)
Proceeds from sale of assets	24	59

Net cash provided by (used) in investing activities	1,441	(15,399)

Cash flow from financing activities:
Proceeds from issuance of common stock	314	821
Borrowing under lines of credit	107,000	24,000
Repayments under lines of credit	(38,000)	(26,500)
Repayments under other debt	(314)	(315)
Purchase of non-controlling interests	(1,550)	—

Net cash provided by (used in) financing activities	67,450	(1,994)

Effect of exchange rate changes on cash and cash equivalents	10,445	3,373

Net (decrease) increase in cash and cash equivalents	(24,269)	337

Cash and cash equivalents at beginning of period	95,170	96,352

Cash and cash equivalents at end of period	$70,901	$96,689

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$3,971	$3,768
Income taxes, net of refunds	$10,294	$4,214

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended (the “2010 10-K”).

Effective with the September 30, 2010 reporting period, certain selling, general and administrative expenses for the three months ended September 30, 2009 were reclassified as direct costs to conform to Fiscal Year 2011 presentation. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

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

Clinical Research Services (“CRS”) and PAREXEL Consulting and MedCom Services (“PCMS”) Service Revenues

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

Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables has standalone value. We adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” on July 1, 2010 for new or materially modified contracts entered into after that date, which did not have a material impact on our financial statements nor do we expect the adoption of this guidance to have a material effect on our financial statements in future periods. ASU 2009-13 requires the allocation of contract (arrangement) value based on the relative selling price of the various separate units of accounting in the arrangement. The guidance in ASU 2009-13 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (VSOE), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (TPE) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.

We generally are not able to establish VSOE as our deliverables are seldom sold separately. Consistent with our practice prior to the adoption of ASU 2009-13, we have established TPE of selling price for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers. Consequently, we allocate arrangement consideration at the inception of the arrangement using the relative selling prices of the deliverables within the contract based on TPE. Consistent with our accounting prior to the adoption of ASU 2009-13, we recognize revenues for the separate elements of our contracts upon delivery of actual units of output and when all other revenue recognition criteria are met.

Perceptive Service Revenue

Service revenue is derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include Clinphone RTSM, CTMS, and EDC.

Within Perceptive’s Clinphone RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.

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

Within the CTMS operating unit of the Perceptive business segment, software revenue is recognized on a proportional performance basis in accordance with ASC 985-605 and the relevant guidance provided by ASC 605-35, “Construction-Type and Certain Production-Type Contracts,” due to the significant nature of customization of each project.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. From the calculation of diluted earnings per share, we excluded 596,158 shares of unvested restricted stock and certain outstanding options to purchase 1,252,209 shares of common stock for the three months ended September 30, 2010, and we excluded 407,142 shares of unvested restricted stock and certain outstanding options to purchase 1,865,223 shares of common stock for the three months ended September 30, 2009, because they were anti-dilutive. The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended
	September 30, 2010	September 30, 2009

Net income	$17,791	$12,441

Weighted average number of shares outstanding used in computing basic earnings per share	58,450	57,815

Dilutive common stock equivalents	1,210	320

Weighted average number of shares outstanding used in computing diluted earnings per share	59,660	58,135

Basic earnings per share	$0.30	$0.22
Diluted earnings per share	$0.30	$0.21

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated in accordance with ASC 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended
	September 30, 2010	September 30, 2009
Net income	$17,791	$12,441
Unrealized gain (loss) on derivative instruments*	5,121	(3,670)
Foreign currency translation	31,639	11,498

Comprehensive income	$54,551	$20,269

*	The unrealized gain (loss) on derivative instruments is net of $1.3 million of taxes for the three months ended September 30, 2010; and net of $(1.3) million of tax benefit for the three months ended September 30, 2009.

NOTE 4 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended
	September 30, 2010	September 30, 2009
Direct costs	$423	$776
Selling, general and administrative	1,730	774

Total stock-based compensation	$2,153	$1,550

NOTE 5 – SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

Clinical Research Services (“CRS”) constitutes our core business and includes Phase I-IV clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•

PAREXEL Consulting and MedCom Services (“PCMS”) provides technical expertise and advice in such areas as drug development, regulatory affairs, and good manufacturing practices (“GMP”) compliance. PCMS also provides a full spectrum of market development, product development, targeted communications, and strategic reimbursement advisory services in support of product launch.

•

Perceptive Informatics, Inc. (“Perceptive”) provides information technology solutions designed to improve the product development processes of our clients. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), DataLabs® electronic data capture (“EDC”), IMPACT® and TrialWorks™ clinical trials management systems (“CTMS”), web-based portals, systems integration, and electronic patient reported outcomes (“ePRO”).

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, PAREXEL has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

($ in thousands)	Three Months Ended
	September 30, 2010	September 30, 2009
Service revenue
Clinical Research Services	$231,639	$202,324
PAREXEL Consulting and MedCom Services	28,335	28,821
Perceptive Informatics, Inc.	35,846	28,618

Total service revenue	$295,820	$259,763

Direct costs
Clinical Research Services	$148,321	$133,097
PAREXEL Consulting and MedCom Services	17,222	18,604
Perceptive Informatics, Inc.	21,439	19,287

Total direct costs	$186,982	$170,988

Gross profit
Clinical Research Services	$83,318	$69,227
PAREXEL Consulting and MedCom Services	11,113	10,217
Perceptive Informatics, Inc.	14,407	9,331

Total gross profit	$108,838	$88,775

NOTE 6 – RESTRUCTURING CHARGES

Current activity charged against the restructuring accrual in the three months ended September 30, 2010 was as follows:

(in thousands)
	Balance at June 30, 2010	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at September 30, 2010
2010 Restructuring Plan
Employee severance costs	$5,221	$(187)	$(1,593)	$3,441
Facilities-related charges	3,337	(176)	(608)	2,553
Other charges	54	(27)	(24)	3

Pre-2010 Plans
Facilities-related charges	1,466	—	(20)	1,446

Total	$10,078	$(390)	$(2,245)	$7,443

NOTE 7 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes”. We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Our financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.

As of June 30, 2010, we had $56.3 million of gross unrecognized tax benefits of which $19.2 million would impact the effective tax rate if recognized. As of September 30, 2010, we had $58.7 million of gross unrecognized tax benefits of which $17.3 million would impact the effective tax rate if recognized. These reserves primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $2.4 million net increase in gross unrecognized tax benefits is primarily composed of an increase of $3.1 million attributable to currency translation adjustments net of decreases of $0.6 million resulting from the expiration of statutes in several U.S. states.

As of September 30, 2010, we anticipated that the liability for unrecognized tax benefits for uncertain tax positions would decrease by approximately $0.4 million in the next twelve months primarily as a result of the expiration of statutes of limitations outside the United States.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, $8.9 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2010 includes a benefit of approximately $0.1 million of interest and penalties. As of September 30, 2010, $9.4 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 2000.

For the three months ended September 30, 2010 and 2009, we had an effective income tax rate of 21.6% and 29.7%, respectively. The tax rate for the three months ended September 30, 2010 differs from the expected statutory rate primarily because of the effect of the projected annual effective tax rate for Fiscal Year 2011 on the quarter. The projected annual effective tax rate is lower than the expected statutory rate because of reductions in valuation allowances resulting from improved profitability in the United States and United Kingdom as well as the favorable effect of statutory rates applicable to income earned outside the United States. Additionally, the projected annual effective rate for Fiscal Year 2011 benefitted from a reduction in non-deductible expenses in foreign jurisdictions. The tax rate for the three months ended September 30, 2009 differs from the expected statutory rate primarily as a result of reductions in tax reserves outside the United States which were discrete for the quarter.

NOTE 8 – LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities (“2010 Credit Facilities”) with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on December 31, 2010 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

The loan facility available from BOA (the “BOA Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the BOA Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the BOA Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The loan facility available from KeyBank (the “KeyBank Facility,” and collectively with the JPMorgan Facility and the BOA Facility, the “Facilities”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the KeyBank Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the KeyBank Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved. As of September 30, 2010, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of September 30, 2010, we were in compliance with all covenants under the 2010 Credit Facilities.

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

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan Chase Bank, N.A. and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the 2008 Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2008 Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “2008 Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the 2008 Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

As of September 30, 2010, we had $206.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $101.5 million of principal borrowed under the revolving credit facility and $105.0 million of principal under the term loan, and remaining borrowing availability of approximately $63.5 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of September 30, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.0%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2010, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2010, we had $4.5 million available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 2% and 4%. The lines of credit are payable on demand. At September 30, 2010, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $158.2 million and $91.0 million at September 30, 2010 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates up to 3%. As of September 30, 2010, the balance on the promissory notes issued in connection with the financing agreements was $2.6 million.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2010, we had approximately $52.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $6.5 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 10 – DERIVATIVES

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program that are accounted for in accordance with ASC 815, “Derivatives and Hedging.”

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

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•

Under our interest rate hedging program, we swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest. We initially entered into swap agreements for intervals of up to 3 years, all of which amounts are expected to come due within the next 12 months.

We also enter into other foreign currency exchange contracts to offset the impact of currency fluctuations for other currencies and intercompany billings. These hedges include cash flow hedges similar to those described above and other derivative instruments, but may involve other denominations or counterparties. These contracts are not accounted for as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of September 30, 2010 and June 30, 2010 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	September 30, 2010		June 30, 2010
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(4,476)	$150,000	$(5,062)
Foreign exchange contracts	29,168	804	63,849	(4,996)

Total designated derivatives	179,168	(3,672)	213,849	(10,058)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	46,677	(1,609)	41,969	(4,161)
Foreign exchange contracts	163,009	2,617	89,138	(1,027)

Total non-designated derivatives	209,686	1,008	131,107	(5,188)

Total derivatives	$388,854	$(2,664)	$344,956	$(15,246)

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to other income (expense) on the income statement. The amounts recognized in other comprehensive income are presented below (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net	$381	$(569)
Foreign exchange contracts, net	4,740	(2,014)

Total designated derivative gain (loss)	$5,121	$(2,583)

During the three months ended September 30, 2010 and 2009, there were no amounts recorded in earnings to reflect ineffective portions of any hedges. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $4.7 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (loss) income on the income statement. The amounts recognized are presented below (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009
Derivatives NOT designated as hedging instruments under ASC 815
Interest rate contracts	$2,552	$170
Foreign exchange contracts	3,644	1,412

Total non-designated derivative gain	$6,196	$1,582

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(6,085)	$—	$(6,085)
Foreign Currency Exchange Contracts	—	3,421	—	3,421

Total	$—	$(2,664)	$—	$(2,664)

Interest rate derivative instruments are measured at fair value using the mark-to-market valuation technique. The valuation is based on the estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

Foreign currency exchange contracts are measured at fair value using the market-to-market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. As of September 30, 2010, there were no transfers among Level 1, Level 2, or Level 3. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 12 – PURCHASE OF NON-CONTROLLING INTERESTS

In August 2010, we purchased all the remaining shares outstanding of Synchron Private Limited from its minority shareholders for approximately $1.6 million, pursuant to a call option. The transaction was accounted for as an equity transaction following the guidance of ASC 810, “Consolidation,” because we controlled and consolidated Synchron Private Limited prior to the transaction.

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on August 27, 2010, as amended on Form 10-K/A, filed on September 9, 2010 (the “2010 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables has standalone value. We adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” on July 1, 2010 for new or materially modified contracts entered into after that date, which did not have a material impact on our financial statements nor do we expect the adoption of this guidance to have a material effect on our financial statements in future periods. ASU 2009-13 requires the allocation of contract (arrangement) value based on the relative selling price of the various separate units of accounting in the arrangement. The guidance in ASU 2009-13 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (VSOE), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (TPE) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.

We generally are not able to establish VSOE as our deliverables are seldom sold separately. Consistent with our practice prior to the adoption of ASU 2009-13, we have established TPE of selling price for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers. Consequently, we allocate arrangement consideration at the inception of the arrangement using the relative selling prices of the deliverables within the contract based on TPE. Consistent with our accounting prior to the adoption of ASU 2009-13, we recognize revenues for the separate elements of our contracts upon delivery of actual units of output and when all other revenue recognition criteria are met.

We plan to analyze the selling prices used in our allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in its selling prices.

Perceptive Service Revenue

Within Perceptive’s Clinphone RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25, “Multiple-Element Arrangements” as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.

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

Critical management estimates may be involved in the determination of “hosting period” and other revenue elements. Changes to these elements could affect the amount and timing of revenue recognition.

For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2010 10-K.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2010 and 2009 were as follows:

($ in thousands)	Three Months Ended		Increase (Decrease)%
	September 30, 2010	September 30, 2009
Service revenue
Clinical Research Services	$231,639	$202,324	$29,315	14.5%
PAREXEL Consulting and MedCom Services	28,335	28,821	(486)	-1.7%
Perceptive Informatics, Inc.	35,846	28,618	7,228	25.3%

Total service revenue	$295,820	$259,763	$36,057	13.9%

Direct costs
Clinical Research Services	$148,321	$133,097	$15,224	11.4%
PAREXEL Consulting and MedCom Services	17,222	18,604	(1,382)	-7.4%
Perceptive Informatics, Inc.	21,439	19,287	2,152	11.2%

Total direct costs	$186,982	$170,988	$15,994	9.4%

Gross profit
Clinical Research Services	$83,318	$69,227	$14,091	20.4%
PAREXEL Consulting and MedCom Services	11,113	10,217	896	8.8%
Perceptive Informatics, Inc.	14,407	9,331	5,076	54.4%

Total gross profit	$108,838	$88,775	$20,063	22.6%

*	Effective with the September 30, 2010 reporting period, certain selling, general and administrative expenses for the three months ended September 30, 2009 were reclassified as direct costs to conform to Fiscal Year 2011 presentation. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009:

For the three months ended September 30, 2010, we had net income of $17.8 million compared with net income of $12.4 million for the three months ended September 30, 2009. On a fully diluted basis, earnings per share increased to $0.30 from $0.21 for the respective periods.

Revenue

Service revenue increased by $36.1 million, or 13.9%, to $295.8 million for the three months ended September 30, 2010 from $259.8 million for the three months ended September 30, 2009. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended September 30, 2010		Three months ended September 30, 2009
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$132.9	44.9%	$101.6	39.1%
Europe, Middle East & Africa	$125.5	42.3%	$129.6	49.9%
Asia/Pacific	$37.4	12.8%	$28.6	11.0%

For the three months ended September 30, 2010 compared to the same period in 2009, service revenue in the Americas increased by $31.3 million, or 30.8%; Europe, Middle East & Africa service revenue decreased by $4.1 million, or 3.2%; and Asia/Pacific service revenue increased by $8.8 million, or 30.8%. The increase in the Americas and Asia/Pacific was due, in part, to a change in internal contractual arrangements that determine how much revenue from a client contract is attributed to different PAREXEL legal entities. In the past, we recognized revenue in different regions based upon the work performed. Service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $10.4 million. The positive impact of foreign currency fluctuations in Asia/Pacific was approximately $2.3 million, while the impact in the Americas was minimal.

On a segment basis, CRS service revenue increased by $29.3 million, or 14.5%, to $231.6 million for the three months ended September 30, 2010 from $202.3 million for the three months ended September 30, 2009. The increase was attributable to strong performance in all of our CRS business lines, including a $5.4 million increase in our Early Phase business and a $29.6 million increase in Phase II-III/PACE; partly offset by approximately $5.7 million related to the negative impact of foreign currency fluctuations. The growth is a result of successful sales efforts over the past twelve months and the continued positive impact of strategic partnerships.

PCMS service revenue decreased slightly by $0.5 million, or 1.7%, to $28.3 million for the three months ended September 30, 2010 from $28.8 million for the same period in 2009. The decrease was due primarily to the negative $1.0 million impact of foreign currency fluctuations; partially offset by a net $0.5 million increase in our business, particularly in compliance-related consulting services.

Perceptive service revenue increased by $7.2 million, or 25.3%, to $35.8 million for the three months ended September 30, 2010 from $28.6 million for the three months ended September 30, 2009. The increase was due primarily to a $5.7 million increase in our RTSM business and a $2.6 million increase in our other service offerings; partly offset by the $1.1 million negative impact of foreign currency fluctuations. The growth in Perceptive is due to increasing usage of technology in conjunction with clinical trials.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $16.0 million, or 9.4%, to $187.0 million for the three months ended September 30, 2010 from $171.0 million for the three months ended September 30, 2009. As a percentage of total service revenue, direct costs decreased to 63.2% from 65.8% for the respective periods.

On a segment basis, CRS direct costs increased by $15.2 million, or 11.4%, to $148.3 million for the three months ended September 30, 2010 from $133.1 million for the three months ended September 30, 2009. This increase resulted from higher levels of project activity and increased labor costs, partially offset by the $2.7 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs decreased to 64.0% for the three months ended September 30, 2010 from 65.8% for the three months ended September 30, 2009 due primarily to improved productivity and efficiency.

PCMS direct costs decreased by $1.4 million, or 7.4%, to $17.2 million for the three months ended September 30, 2010 from $18.6 million for the three months ended September 30, 2009. This $1.4 million decline was due primarily to lower business activity in Medical Communications ($0.9 million), partially offset by $0.5 million related to the positive impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 60.8% from 64.6% for the respective periods, as a result of improved productivity and efficiency.

Perceptive direct costs increased by $2.2 million, or 11.2%, to $21.4 million for the three months ended September 30, 2010 from $19.3 million for the three months ended September 30, 2009. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs decreased to 59.8% for the three months ended September 30, 2010 from 67.4% for the three months ended September 30, 2009. This decrease was due primarily to improved utilization rates and higher revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $7.3 million, or 13.0%, to $63.5 million for the three months ended September 30, 2010 from $56.2 million for the three months ended September 30, 2009. This increase was due primarily to a $5.0 million increase in labor costs, a $1.5 million increase in facilities expenses, a $1.2 million increase in travel costs, and a $1.7 million increase in other areas, such as insurance and professional fees; partly offset by the $2.0 million positive impact of foreign exchange fluctuations. As a percentage of service revenue, SG&A remained essentially flat at 21.5% for the three months ended September 30, 2010 compared with 21.6% for the three months ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $1.6 million, or 11.4%, to $15.7 million for the three months ended September 30, 2010 from $14.1 million for the three months ended September 30, 2009, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.3% for the three months ended September 30, 2010 versus 5.4% for the same period in 2009.

Income from Operations

Income from operations increased to $30.0 million for the three months ended September 30, 2010 from $18.5 million for the same period in 2009. Income from operations as a percentage of service revenue, or operating margin, increased to 10.1% from 7.1% for the respective periods. This increase in operating margin was due primarily to improved gross margins during the quarter.

Other Income and Expense

We recorded net other expense of $7.3 million for the three months ended September 30, 2010 compared with $0.8 million for the three months ended September 30, 2009. The $6.5 million increase was due primarily to a $6.7 million increase in miscellaneous expense.

Miscellaneous expense for the three months ended September 30, 2010 of $4.6 million was mainly driven by $9.6 million of losses on the revaluation of foreign denominated assets, partly offset by a $5.1 million unrealized gain related to foreign exchange contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which delayed the settlement of certain intercompany receivables.

Miscellaneous income for the three months ended September 30, 2009 of $2.1 million included a $2.7 million unrealized gain related to foreign exchange contracts, partly offset by $0.5 million of losses on the revaluation of foreign denominated assets.

Taxes

For the three months ended September 30, 2010 and 2009, we had an effective income tax rate of 21.6% and 29.7%, respectively. The reduction in the tax rate from September 30, 2009 to September 30, 2010 is primarily attributable to a decrease in the projected annual effective tax rate for Fiscal Year 2011. The decrease in the projected annual effective tax rate was caused by reductions in valuation allowances resulting from improved profitability in the United States and United Kingdom as well as a reduction in non-deductible expenses in foreign jurisdictions in comparison to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and provide working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of September 30, 2010, we had cash and cash equivalents of approximately $70.9 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue for September 30, 2010 and June 30, 2010.

	September 30, 2010	June 30, 2010
DSO (days)	82	49

Billed accounts receivable (millions)	$304.0	$229.9
Unbilled accounts receivable (millions)	296.3	249.0

Total accounts receivable (millions)	600.3	478.9
Deferred revenue (millions)	257.2	261.1

Net receivables (millions)	$343.1	$217.8

The increase in DSO for the three months ended September 30, 2010 was due, in part, to short-term disruptions associated with the implementation of our new project accounting and billing system which caused some temporary disruptions in our billing systems.

CASH FLOWS

Net cash used in operating activities during the three months ended September 30, 2010 totaled $103.6 million and consisted of a $113.2 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $12.9 million decrease in accounts payable and other current liabilities (including the payment of Fiscal Year 2010 bonuses), a $8.1 million increase in prepaid expenses and other current assets and $5.8 million related to deferred taxes and other tax accounts. These uses of cash were partially offset by $17.8 million of net income, $15.7 million for non-cash depreciation and amortization expense, $2.2 million related to non-cash charges for stock-based compensation, and a $0.7 million decrease in other assets. The large increase in the cash used in operating activities is due primarily to the short-term disruptions caused by the implementation of our new project accounting and billing system.

Net cash provided by investing activities for the three months ended September 30, 2010 totaled $1.4 million, consisting of $13.0 million from the redemption of marketable securities held to maturity offset by $11.6 million in capital expenditures, primarily computer software and hardware and leasehold improvements.

Net cash provided by financing activities for the three months ended September 30, 2010 totaled $67.5 million and consisted of $68.8 million of borrowings under lines of credit (net of repayments) and $0.3 million in proceeds related to the issuance of common stock in conjunction with our stock option plan; offset by $1.6 million for the repurchase of the non-controlling interests in one of our subsidiaries. The net cash provided by financing activities included $75.0 million of short-term borrowings under the 2010 Credit Facilities (see below).

Net cash provided by operating activities for the three months ended September 30, 2009 totaled $14.4 million and was generated by net income of $12.4 million, non-cash charges for depreciation and amortization expense in the amount of $14.1 million, and $1.5 million related to non-cash charges for stock-based compensation. These sources of cash were offset by $13.6 million related to changes in operating assets and liabilities – composed of a $9.2 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $6.9 million increase in prepaid expenses and other current assets, and a $5.2 million increase in other assets; offset by a $7.7 million increase in taxes payable and other long-term liabilities.

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

LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities (“2010 Credit Facilities”) with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on December 31, 2010 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

The loan facility available from BOA (the “BOA Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the BOA Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the BOA Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The loan facility available from KeyBank (the “KeyBank Facility,” and collectively with the JPMorgan Facility and the BOA Facility, the “Facilities”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the KeyBank Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the KeyBank Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved. As of September 30, 2010, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of September 30, 2010, we were in compliance with all covenants under the 2010 Credit Facilities.

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus ..50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of .75%) based on the 2008 Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2008 Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “2008 Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the 2008 Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan Chase Bank, N.A. or KeyBank or both.

As of September 30, 2010, we had $206.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $101.5 million of principal borrowed under the revolving credit facility and $105.0 million of principal under the term loan, and remaining borrowing availability of approximately $63.5 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of September 30, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.0%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2010, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At September 30, 2010, we had $4.5 million available under this line of credit.

We have other foreign lines of credit with banks totaling $2.0 million. These lines of credit are used as overdraft protection and bear interest at annual rates ranging from 2% and 4%. The lines of credit are payable on demand. At September 30, 2010, we had $2.0 million available under these arrangements.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $158.2 million and $91.0 million at September 30, 2010 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates up to 3%. As of September 30, 2010, the balance on the promissory notes issued in connection with the financing agreements was $2.6 million.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2010, we had approximately $52.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan Chase Bank, N.A.), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $6.5 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed approximately $192 million under the 2008 Credit Facility in August 2008 to finance the acquisition of ClinPhone and we borrowed $75 million under the 2010 Credit Facilities to provide our working capital. Our only committed external source of funds are under the 2008 Credit Facility and the 2010 Credit Facilities, both described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2010 Credit Facilities upon maturity in December 2010 and under our 2008 Credit Facility upon maturity in 2013.

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings under the 2008 Credit Facility and the 2010 Credit Facilities. In addition, under the terms of the 2008 Credit Facility, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change.

We made capital expenditures of approximately $11.6 million during the three months ended September 30, 2010, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 to $70 million in Fiscal Year 2011, primarily for computer software and hardware and leasehold improvements.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 58.5% of our consolidated service revenue for the three months ended September 30, 2010 from operations outside of the U.S., including 23.2% denominated in Euros and 9.8% denominated in pounds sterling. We derived approximately 66.0% of our consolidated service revenue for the three months ended September 30, 2009 from operations outside of the U.S., including 26.3% denominated in Euros and 13.1% denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program.

As of September 30, 2010, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $179.2 million, including an interest rate swap agreement with a notional value of $150 million in connection with the borrowings under our 2008 Credit Facility. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of September 30, 2010, the estimated amount that could be recognized in earnings was a loss of approximately $3.4 million, net of tax.

As of September 30, 2010, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $209.7 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $15.9 million.

During the three months ended September 30, 2010 and 2009, we recorded foreign exchange losses of $4.5 million and foreign exchange gains of $2.2 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $109.0 million at September 30, 2010 and $32.1 million at June 30, 2010. Long-term debt was $175.5 million at September 30, 2010 and $183.7 million at June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of Fiscal Year 2011, we implemented changes to our global financial systems which included the introduction of a new project accounting and billing system and a revision to our consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were held with employees who were impacted by the new project accounting and billing system and financial chart of accounts. System functionality was reviewed and tested prior to the implementation. Subsequent to the systems changes, and in connection with our quarterly internal control certification process, the internal control environment was deemed effective. Following our evaluation of the changes, management believes that the new systems and chart of accounts have been successfully implemented. There were no other changes in our internal control over financial reporting during the first quarter of Fiscal Year 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The following discussion includes 8 revised or new risk factors (“We face risks arising from the restructuring of our operations;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” “Our existing debt instruments contain covenants that limit our flexibility and prevent us from taking certain actions;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors,” that reflect material developments subsequent to the discussion of risk factors included in the 2010 10-K.

Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.

Risks Associated with our Business and Operations

The loss, modification, or delay of large or multiple contracts may negatively impact our financial performance.

Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced large contract cancellations and delays, which have adversely affected our operating results, including a cancellation of a late-phase contract during the first quarter of Fiscal Year 2008.

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

Some of our clients do not generate revenue and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $15.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.

We face risks arising from the restructuring of our operations.

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During Fiscal Year, 2010, we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases. Although we expect that all costs associated with the restructuring plan were recorded as of September 30, 2010, if we incur additional restructuring charges, our financial condition and results of operations may suffer.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 58.5% and 66.0% of total consolidated service revenue for the three months ended September 30, 2010 and 2009, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 42.3% and 49.9% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 12.8% and 11.0% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $30.0 million for the fiscal quarter ended September 30, 2010, $20.1 million for the fiscal quarter ended June 30, 2010, $25.8 million for the fiscal quarter ended March 31, 2010, $18.7 million for the fiscal quarter ended December 31, 2009, and $18.5 million for the fiscal quarter ended September 30, 2010. Factors that cause these variations include:

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

In addition, the rate at which our backlog converts into revenue may slow. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be slower than what we have experienced in the past, particularly in connection with the ramp-up and initiation of strategic partnerships, which could impact our net revenue and results of operations on a quarterly and annual basis.

Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2010 was negatively impacted by approximately $7.3 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2010 and 2009, approximately 23.2% and 26.3% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 9.8% and 13.1%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of September 30, 2010, our total assets included $342 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

As of September 30, 2010, we had $284.4 million principal amount of debt outstanding and remaining borrowing availability of $63.5 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Under the terms of our various credit facilities, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. Some of our other smaller credit facilities also bear interest at floating rates. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change.

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

The agreements in connection with our 2008 Credit Facility and 2010 Credit Facilities include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On November 1, 2010, the closing sales price of our common stock on the Nasdaq Global Select Market was $20.60 per share. During the period from November 1, 2008 to November 1, 2010, our common stock traded at prices ranging from a high of $25.64 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2010, we issued 1,543 shares of common stock to an employee as payment for a bonus in lieu of cash, in consideration of past services. We did not receive any cash consideration for these shares. The aggregate fair market value of the shares on the date of grant was approximately $34,116, based on the closing price of a share of our common stock on the Nasdaq Global Select Market on September 15, 2010.

These shares were issued by PAREXEL in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder, as transactions by an issuer not involving any public offering. The sale of these securities occurred without general solicitation or advertising.

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

PAREXEL International Corporation

Date: November 9, 2010	By:	/S/ JOSEF H. VON RICKENBACH
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer

Date: November 9, 2010	By:	/S/ JAMES F. WINSCHEL, JR.
James F. Winschel, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Stock Option Agreement for Executive Officers under the Company’s 2005 Stock Incentive Plan.

10.2*	Form of Stock Option Agreement for Executive Officers under the Company’s 2007 Stock Incentive Plan.

10.3*	Form of Restricted Stock Agreement for executive officers under the Company’s 2007 Stock Incentive Plan.

10.4*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2007 Stock Incentive Plan.

10.5	Promissory Note, dated September 23, 2010, in the original principal amount of $25,000,000, issued by PAREXEL to JPMorgan (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2010, and incorporated herein by this reference).

10.6	Credit Agreement, dated as of September 23, 2010, by and between PAREXEL and BOA (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 23, 2010, and incorporated herein by this reference).

10.7	Credit Agreement, dated as of September 29, 2010, by and between PAREXEL and KeyBank (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 23, 2010, and incorporated herein by this reference).

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.