Form 10-Q
period 2010-12-31
PAREXEL INTERNATIONAL CORP
filed 2011-02-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2011, there were 58,601,568 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,552	$95,170
Marketable securities	—	12,243
Billed and unbilled accounts receivable, net	597,354	478,926
Prepaid expenses	38,990	32,084
Deferred tax assets	28,345	28,932
Income tax receivable	10,805	—
Other current assets	11,933	8,502

Total current assets	774,979	655,857

Property and equipment, net	196,341	187,888
Goodwill	258,331	248,226
Other intangible assets, net	83,871	87,114
Non-current deferred tax assets	5,812	7,193
Long-term income tax receivable	18,865	17,737
Other assets	17,833	16,695

Total assets	$1,356,032	$1,220,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$110,019	$32,082
Accounts payable	29,975	34,353
Deferred revenue	285,576	261,080
Accrued expenses	33,843	35,994
Accrued restructuring charges	2,927	7,760
Accrued employee benefits and withholdings	67,553	87,606
Current deferred tax liabilities	14,909	15,977
Income tax payable	—	2,840
Other current liabilities	13,007	19,541

Total current liabilities	557,809	497,233

Long-term debt, net of current portion	172,230	183,707
Non-current deferred tax liabilities	29,966	32,235
Long-term accrued restructuring charges	2,073	2,318
Long-term tax liabilities	56,859	48,232
Other liabilities	20,381	17,430

Total liabilities	839,318	781,155

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 58,578,696 at December 31, 2010 and 58,433,717 at June 30, 2010	580	578
Additional paid-in capital	239,842	233,677
Retained earnings	281,359	246,734
Accumulated other comprehensive loss	(5,067)	(41,434)

Total stockholders’ equity	516,714	439,555

Total liabilities and stockholders’ equity	$1,356,032	$1,220,710

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Service revenue	$304,359	$284,731	$600,179	$544,494
Reimbursement revenue	59,691	53,249	106,128	101,024

Total revenue	364,050	337,980	706,307	645,518

Direct costs	196,475	181,276	383,457	352,264
Reimbursable out-of-pocket expenses	59,691	53,249	106,128	101,024
Selling, general and administrative	64,196	61,459	127,716	117,653
Depreciation	13,605	13,151	26,856	24,720
Amortization	2,451	2,447	4,908	4,983
Other benefit	—	(1,144)	—	(1,144)
Restructuring (benefit) charge	(572)	8,831	(962)	8,831

Total costs and expenses	335,846	319,269	648,103	608,331

Income from operations	28,204	18,711	58,204	37,187

Interest income	1,188	1,917	2,405	2,744
Interest expense	(4,257)	(4,254)	(8,181)	(8,010)
Miscellaneous expense	(5,404)	(7,607)	(10,012)	(5,458)

Other expense, net	(8,473)	(9,944)	(15,788)	(10,724)

Income before income taxes	19,731	8,767	42,416	26,463

Provision for income taxes	2,899	5,317	7,793	10,572

Net income	$16,832	$3,450	$34,623	$15,891

Earnings per common share
Basic	$0.29	$0.06	$0.59	$0.27
Diluted	$0.28	$0.06	$0.58	$0.27

Shares used in computing earnings per common share
Basic	58,516	57,933	58,483	57,874
Diluted	59,686	58,073	59,673	58,104

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 31, 2010	December 31, 2009
Cash flow from operating activities:
Net income	$34,623	$15,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,764	29,703
Loss on disposal of fixed assets	30	227
Stock-based compensation	4,846	3,419
Changes in operating assets and liabilities	(138,411)	22,432

Net cash (used in) provided by operating activities	(67,148)	71,672

Cash flow from investing activities:
Purchases of property and equipment	(27,664)	(29,899)
Proceeds from sale of marketable securities	13,058	—
Acquisition of businesses	—	(13)
Proceeds from sale of assets	50	196

Net cash used in investing activities	(14,556)	(29,716)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,795	2,083
Borrowing under lines of credit	155,000	11,000
Repayments under lines of credit	(87,000)	(36,000)
Repayments under other debt	(1,442)	(1,500)
Purchase of non-controlling interests	(1,550)	—

Net cash provided by (used in) financing activities	66,803	(24,417)

Effect of exchange rate changes on cash and cash equivalents	7,283	4,956

Net (decrease) increase in cash and cash equivalents	(7,618)	22,495

Cash and cash equivalents at beginning of period	95,170	96,352

Cash and cash equivalents at end of period	$87,552	$118,847

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$8,055	$7,959
Income taxes, net of refunds	$16,084	$10,544

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended (the “2010 10-K”).

Effective July 1, 2010, certain selling, general and administrative expenses for the three and six months ended December 31, 2009 were reclassified as direct costs to conform to the presentation for the fiscal year ending June 30, 2011 (“Fiscal Year 2011”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

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

Revenue from fee-for-service contracts generally is recognized as units of output are delivered. Revenue on fixed-price contracts is measured by applying a proportional performance model using output units, such as site or investigator recruitment, patient enrollment, data management, or other deliverables common, for example, to our Phase II-III/Peri Approval Clinical Excellence (“PACE”) business. Performance-based output units are pre-defined in contracts and revenue is recognized based upon actual units of completion. Revenue related to changes in contract scope, which are subject to client approval, is recognized when realization is assured and amounts are reasonably determinable.

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

Perceptive Informatics, Inc. (“Perceptive”) Service Revenue

Service revenue is derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® and TrialWorks™ clinical trials management systems (“CTMS”) and DataLabs® electronic data capture (“EDC”).

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

NOTE 2 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under our employee stock purchase plan. The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Net income	$16,832	$3,450	$34,623	$15,891

Weighted average number of shares outstanding used in computing basic earnings per share	58,516	57,933	58,483	57,874

Dilutive common stock equivalents	1,170	140	1,190	230

Weighted average number of shares outstanding used in computing diluted earnings per share	59,686	58,073	59,673	58,104

Basic earnings per share	$0.29	$0.06	$0.59	$0.27
Diluted earnings per share	$0.28	$0.06	$0.58	$0.27

Anti-dilutive options*	1,537	2,232	1,396	2,093

*	We excluded these options from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Net income	$16,832	$3,450	$34,623	$15,891
Unrealized (loss) gain on derivative instruments*	(1,460)	(652)	3,661	(4,322)
Foreign currency translation	1,068	(2,085)	32,706	9,413

Comprehensive income	$16,440	$713	$70,990	$20,982

*	The unrealized (loss) gain on derivative instruments is net of $(0.4) and $0.9 million of taxes for the three and six months ended December 31, 2010, respectively; and net of $(0.5) and $(1.8) million of tax benefit for three and six months ended December 31, 2009, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Direct costs	$420	$428	$843	$1,204
Selling, general and administrative	2,273	1,441	4,003	2,215

Total stock-based compensation	$2,693	$1,869	$4,846	$3,419

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

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Service revenue
Clinical Research Services	$231,364	$221,570	$463,003	$423,894
PAREXEL Consulting and MedCom Services	32,013	29,731	60,348	58,552
Perceptive Informatics, Inc.	40,982	33,430	76,828	62,048

Total service revenue	$304,359	$284,731	$600,179	$544,494

Direct costs
Clinical Research Services	$154,508	$141,757	$302,829	$274,854
PAREXEL Consulting and MedCom Services	19,149	19,185	36,371	37,789
Perceptive Informatics, Inc.	22,818	20,334	44,257	39,621

Total direct costs	$196,475	$181,276	$383,457	$352,264

Gross profit
Clinical Research Services	$76,856	$79,813	$160,174	$149,040
PAREXEL Consulting and MedCom Services	12,864	10,546	23,977	20,763
Perceptive Informatics, Inc.	18,164	13,096	32,571	22,427

Total gross profit	$107,884	$103,455	$216,722	$192,230

NOTE 6 – RESTRUCTURING CHARGES

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). During the six months ended December 31, 2010, we made payments, foreign currency adjustments, and provision adjustments (primarily related to the finalization of certain severance payments associated with the 2010 Restructuring Plan), as presented below:

(in thousands)
	Balance at June 30, 2010	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at December 31, 2010
2010 Restructuring Plan
Employee severance costs	$5,221	$(755)	$(2,702)	$1,764
Facilities-related charges	3,337	(176)	(1,230)	1,931
Other charges	54	(31)	(23)	0

Pre-2010 Plans
Facilities-related charges	1,466	—	(161)	1,305

Total	$10,078	$(962)	$(4,116)	$5,000

NOTE 7 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with ASC 740, “Income Taxes”. We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Our financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.

As of June 30, 2010, we had $56.3 million of gross unrecognized tax benefits of which $19.2 million would impact the effective tax rate if recognized. As of December 31, 2010, we had $58.3 million of gross unrecognized tax benefits of which $18.7 million would impact the effective tax rate if recognized. These reserves primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $2.0 million net increase in gross unrecognized tax benefits is primarily composed of an increase of $2.8 million attributable to currency translation adjustments net of decreases of $0.9 million resulting from the expiration of statutes in several U.S. states and Europe.

As of December 31, 2010, we anticipated that the liability for unrecognized tax benefits for uncertain tax positions would decrease by approximately $0.5 million in the next twelve months primarily as a result of the expiration of statutes of limitations outside the United States.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, $8.9 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through December 31, 2010 includes an expense of approximately $0.2 million of interest and penalties. As of December 31, 2010, $9.7 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 2000.

For the three months and six months ended December 31, 2010, we had an effective income tax rate of 14.7% and 18.4%, respectively. The tax rates for these periods were lower than the expected statutory rate primarily because of a discrete reduction in the valuation allowance in the United States which was recorded in the second quarter of Fiscal Year 2011 as well as the effect of the projected annual effective tax rate for Fiscal Year 2011 on both the three and six month periods. The projected annual effective tax rate is lower than the expected statutory rate because of additional reductions in valuation allowances resulting from improved profitability in the United States and United Kingdom as well as the favorable effect of statutory rates applicable to income earned outside the United States.

For the three months and six months ended December 31, 2009, we had an effective income tax rate of 60.6% and 40.0%, respectively. The tax rates for these periods were higher than the expected statutory rate primarily as a result of discrete non-deductible impairment costs which were recorded in the second quarter of Fiscal Year 2010 as well as the effect of the projected annual effective tax rate for Fiscal Year 2010 on the three and six month periods. The projected annual effective tax rate was higher than the expected statutory rate primarily because of non-deductible expenses outside the United States.

NOTE 8 – LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”), for an aggregate of $75 million. In December 2010, we amended the credit facilities with JPMorgan and BOA to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC Bank USA, National Association (“HSBC”) in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. At this time we have aggregate borrowings of $75 million outstanding under the credit facilities with JPMorgan, BOA and HSBC (collectively, the “2010 Credit Facilities”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on June 30, 2011 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

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

The loan facility available from HSBC (the “HSBC Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the HSBC Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the HSBC Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved; however, we are still recovering from the impact that delayed billing had with regard to receiving payments from clients. As of December 31, 2010, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of December 31, 2010, we were in compliance with all covenants under the 2010 Credit Facilities.

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. Of the total principal amount, up to $150 million is made available through a term loan and up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of ..75%) based on the 2008 Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2008 Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “2008 Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly and calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the 2008 Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan or KeyBank or both.

As of December 31, 2010, we had $205.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $108.0 million of principal borrowed under the revolving credit facility and $97.5 million of principal under the term loan, and remaining borrowing availability of approximately $57.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of December 31, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.0%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2010, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2010, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $173.9 million and $91.0 million at December 31, 2010 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates up to 3%. As of December 31, 2010, the balance on the promissory notes issued in connection with the financing agreements was $0.2 million.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2010, we had approximately $42.3 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.9 million guaranteeing performance under various operating leases and vendor agreements.

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

•

Our foreign denominated intercompany debt and accounts receivable hedging program is a cash flow hedge program designed to minimize foreign currency volatility. The objective of the program is to reduce variability of cash flows with respect to forecasted billing for services provided outside of the service contract’s host currency and the foreign exchange exposure related to payment of invoices for services provided in executing the customer contract. We primarily utilize forward exchange contracts and purchased currency options with maturities of no more than 12 months that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations as services are performed and billed, and are generally expected to be reclassified to earnings in the next 12 months as the underlying transactions occur.

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

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2010 and June 30, 2010 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	December 31, 2010		June 30, 2010
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(3,348)	$150,000	$(5,062)
Foreign exchange contracts	28,562	(2,142)	63,849	(4,996)

Total designated derivatives	178,562	(5,490)	213,849	(10,058)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	45,707	(1,872)	41,969	(4,161)
Foreign exchange contracts	17,676	(124)	89,138	(1,027)

Total non-designated derivatives	63,383	(1,996)	131,107	(5,188)

Total derivatives	$241,945	$(7,486)	$344,956	$(15,246)

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to miscellaneous (expense) income on the income statement. The amounts recognized in other comprehensive income are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$734	$412	$1,115	$(157)
Foreign exchange contracts	(2,194)	(1,582)	2,546	(3,596)

Total designated derivatives	$(1,460)	$(1,170)	$3,661	$(3,753)

During the three and six months ended December 31, 2010 and 2009, there were no amounts recorded to reflect ineffective portions of any hedges. The estimated amount (net of taxes) of the existing losses that are expected to be reclassified into earnings within the next twelve months is $1.5 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income on the income statement. The amounts recognized are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(263)	$(915)	$2,289	$(745)
Foreign exchange contracts	(2,741)	(1,727)	903	(315)

Total non-designated derivatives	$(3,004)	$(2,642)	$3,192	$(1,060)

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

•

Level 3 - Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(5,220)	$—	$(5,220)
Foreign Currency Exchange Contracts	—	(2,266)	—	(2,266)

Total	$—	$(7,486)	$—	$(7,486)

Interest rate derivative instruments are measured at fair value using the mark-to-market valuation technique. The valuation is based on the estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

Foreign currency exchange contracts are measured at fair value using the market-to-market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. As of December 31, 2010, there were no transfers among Level 1, Level 2, or Level 3. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

NOTE 13 –OTHER BENEFIT

For the three months ended December 31, 2009, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

NOTE 14 –MISCELLANEOUS EXPENSE

In November 2010, a tenant in one of our buildings in France ended its lease and we have been unsuccessful in finding a new tenant. As a result, we evaluated the rental markets and property values in that area and recorded a $1.2 million impairment loss reflecting the difference between the carrying value of this property and its fair value.

In January 2010, we were informed that a French laboratory, in which we had a direct and indirect investment, filed for bankruptcy protection. We evaluated the investment and recorded a $6.1 million impairment loss in miscellaneous expense, equal to the amount of our total investment, for the three and six months ended December 31, 2009.

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

Critical management estimates may be involved in the determination of “hosting period,” and other revenue elements. Changes to these elements could affect the amount and timing of revenue recognition.

For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2010 10-K.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2010 and 2009 were as follows:

($ in thousands)	Three Months Ended		Increase
	December 31, 2010	December 31, 2009*	(Decrease)%

Service revenue
Clinical Research Services	$231,364	$221,570	$9,794	4.4%
PAREXEL Consulting and MedCom Services	32,013	29,731	2,282	7.7%
Perceptive Informatics, Inc.	40,982	33,430	7,552	22.6%

Total service revenue	$304,359	$284,731	$19,628	6.9%

Direct costs
Clinical Research Services	$154,508	$141,757	$12,751	9.0%
PAREXEL Consulting and MedCom Services	19,149	19,185	(36)	-0.2%
Perceptive Informatics, Inc.	22,818	20,334	2,484	12.2%

Total direct costs	$196,475	$181,276	$15,199	8.4%

Gross profit
Clinical Research Services	$76,856	$79,813	$(2,957)	-3.7%
PAREXEL Consulting and MedCom Services	12,864	10,546	2,318	22.0%
Perceptive Informatics, Inc.	18,164	13,096	5,068	38.7%

Total gross profit	$107,884	$103,455	$4,429	4.3%

($ in thousands)	Six Months Ended		Increase
	December 31, 2010	December 31, 2009*	(Decrease)%

Service revenue
Clinical Research Services	$463,003	$423,894	$39,109	9.2%
PAREXEL Consulting and MedCom Services	60,348	58,552	1,796	3.1%
Perceptive Informatics, Inc.	76,828	62,048	14,780	23.8%

Total service revenue	$600,179	$544,494	$55,685	10.2%

Direct costs
Clinical Research Services	$302,829	$274,854	$27,975	10.2%
PAREXEL Consulting and MedCom Services	36,371	37,789	(1,418)	-3.8%
Perceptive Informatics, Inc.	44,257	39,621	4,636	11.7%

Total direct costs	$383,457	$352,264	$31,193	8.9%

Gross profit
Clinical Research Services	$160,174	$149,040	$11,134	7.5%
PAREXEL Consulting and MedCom Services	23,977	20,763	3,214	15.5%
Perceptive Informatics, Inc.	32,571	22,427	10,144	45.2%

Total gross profit	$216,722	$192,230	$24,492	12.7%

*	Effective July 1, 2010, certain selling, general and administrative expenses for the three and six months ended December 31, 2009 were reclassified as direct costs to conform to the presentation for the fiscal year ending June 30, 2011 (“Fiscal Year 2011”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended December 31, 2010 Compared With Three Months Ended December 31, 2009:

For the three months ended December 31, 2010, we had net income of $16.8 million compared with net income of $3.5 million for the three months ended December 31, 2009. On a fully diluted basis, earnings per share increased to $0.28 from $0.06 for the respective periods.

Revenue

Service revenue increased by $19.6 million, or 6.9%, to $304.3 million for the three months ended December 31, 2010 from $284.7 million for the three months ended December 31, 2009. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended December 31, 2010		Three months ended December 31, 2009
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$127.2	41.8%	$108.9	38.3%
Europe, Middle East & Africa	$136.1	44.8%	$142.4	50.0%
Asia/Pacific	$41.0	13.5%	$33.4	11.7%

For the three months ended December 31, 2010 compared with the same period in 2009, service revenue in the Americas increased by $18.3 million, or 16.8%; Europe, Middle East & Africa service revenue decreased by $6.3 million, or 4.4%; and Asia/Pacific service revenue increased by $7.6 million, or 22.8%. The increase in the Americas and Asia/Pacific was due to strong new business growth. Growth in the Americas was also due to a change in internal contractual arrangements that determine how much revenue from a client contract is attributed to different PAREXEL legal entities. In the past, we recognized revenue in different regions based upon the work performed. Furthermore, service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $7.5 million. The positive impact of foreign currency fluctuations in Asia/Pacific was approximately $2.5 million, while the impact in the Americas was minimal.

On a segment basis, CRS service revenue increased by $9.8 million, or 4.4%, to $231.4 million for the three months ended December 31, 2010 from $221.6 million for the three months ended December 31, 2009. The increase was attributable to strong performance in all of our CRS business lines, including a $1.2 million increase in our Early Phase business and a $12.2 million increase in Phase II-III/PACE; partly offset by approximately $3.6 million related to the negative impact of foreign currency fluctuations. The growth is a result of successful sales efforts over the past twelve months and the continued positive impact of strategic partnerships.

PCMS service revenue increased by $2.3 million, or 7.7%, to $32.0 million for the three months ended December 31, 2010 from $29.7 million for the same period in 2009. The increase was due primarily to a $2.8 million growth in our compliance-related consulting services.

Perceptive service revenue increased by $7.6 million, or 22.6%, to $41.0 million for the three months ended December 31, 2010 from $33.4 million for the three months ended December 31, 2009. The increase was due primarily to a $4.3 million increase in our RTSM business and a $2.6 million increase in Medical Imaging; partly offset by the $0.6 million negative impact of foreign currency fluctuations. The growth in Perceptive is due to increasing usage of technology in conjunction with clinical trials.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $15.2 million, or 8.4%, to $196.5 million for the three months ended December 31, 2010 from $181.3 million for the three months ended December 31, 2009. As a percentage of total service revenue, direct costs increased to 64.6% from 63.7% for the respective periods.

On a segment basis, CRS direct costs increased by $12.8 million, or 9.0%, to $154.5 million for the three months ended December 31, 2010 from $141.8 million for the three months ended December 31, 2009. This increase resulted from higher levels of project activity and increased labor costs, partially offset by the $2.0 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 66.8% for the three months ended December 31, 2010 from 64.0% for the three months ended December 31, 2009 due primarily to increased headcount. In this regard, we had a resource imbalance as a result of project delays and a slower-than-expected ramp up of revenue from strategic partnership-related projects.

PCMS direct costs were essentially flat at $19.1 million for the three months ended December 31, 2010 and $19.2 million for the three months ended December 31, 2009. A $1.0 million decrease in Medical Communications and other business lines (due to lower levels of business activity) and $0.3 million related to the positive impact of foreign currency fluctuations were partially offset by a $1.2 million increase in compliance-related consulting services. As a percentage of service revenue, PCMS direct costs decreased to 59.8% from 64.5% for the respective periods as a result of improved productivity and efficiency.

Perceptive direct costs increased by $2.5 million, or 12.2%, to $22.8 million for the three months ended December 31, 2010 from $20.3 million for the three months ended December 31, 2009. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs decreased to 55.7% for the three months ended December 31, 2010 from 60.8% for the three months ended December 31, 2009. This decrease was due primarily to improved utilization rates and higher revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $2.7 million, or 4.5%, to $64.2 million for the three months ended December 31, 2010 from $61.5 million for the three months ended December 31, 2009. This increase was due primarily to a $3.8 million increase in labor costs and a $1.4 million increase in facilities expenses; partly offset by the $1.3 million positive impact of foreign exchange fluctuations and a $0.7 million decrease in other areas, such as insurance and professional fees. As a percentage of service revenue, SG&A, at 21.1% for the three months ended December 31, 2010, decreased by 50 basis points from 21.6% for the three months ended December 31, 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $0.5 million, or 2.9%, to $16.1 million for the three months ended December 31, 2010 from $15.6 million for the three months ended December 31, 2009, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.3% for the three months ended December 31, 2010 versus 5.5% for the same period in 2009.

Other Benefit

For the three months ended December 31, 2009, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

Restructuring Charge

For the three months ended December 31, 2009, we recorded $8.8 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions. For the three months ended December 31, 2010, we recorded a $0.6 million benefit, primarily related to the finalization of certain severance payments associated with the 2010 Restructuring Plan.

Income from Operations

Income from operations increased to $28.2 million for the three months ended December 31, 2010 from $18.7 million for the same period in 2009. Income from operations as a percentage of service revenue, or operating margin, increased to 9.3% from 6.6% for the respective periods. This increase in operating margin was due primarily to a decrease in the restructuring charges.

Other Expense, Net

We recorded net other expense of $8.5 million for the three months ended December 31, 2010 compared with $9.9 million for the three months ended December 31, 2009. The $1.5 million decrease was due primarily to a $2.2 million decrease in miscellaneous expense.

Miscellaneous expense for the three months ended December 31, 2010 of $5.4 million was driven by $3.0 million of unrealized losses related to foreign exchange contracts, the $1.2 million charge for the impairment of certain long-lived assets in France, and $1.2 million of losses on the revaluation of certain foreign denominated assets and liabilities.

Miscellaneous expense for the three months ended December 31, 2009 of $7.6 million included a $6.1 million impairment of an investment and $2.6 million of losses related to foreign exchange contracts, partly offset by $1.3 million of gains on the revaluation of certain foreign denominated assets and liabilities.

Taxes

For the three months ended December 31, 2010 and 2009, we had an effective income tax rate of 14.7% and 60.6%, respectively. The reduced tax rate is primarily attributable to the impact of discrete items on the effective tax rate. A discrete reduction in valuation allowances in the United States recorded in the second quarter of Fiscal Year 2011 resulted in a significant reduction in the quarterly effective tax rate. The effective tax rate for the second quarter of Fiscal Year 2010 was increased as a result of discrete non-deductible impairment costs.

Additionally, the effective tax rate for the second quarter of Fiscal Year 2011 was affected by a reduction in the projected annual effective tax rate for Fiscal Year 2011 in comparison to the annual effective rate in Fiscal Year 2010. The decrease in the projected annual effective tax rate was caused by reductions in valuation allowances resulting from improved profitability in the United States and United Kingdom, a reduction in non-deductible expenses in foreign jurisdictions in comparison to the prior year, and a reduction in U.S. taxable income resulting from recently enacted legislation regarding U.S. international tax laws relating to the “look through” rules. We expect that our effective tax rate for the remainder of the fiscal year will increase given the discrete benefits recognized in the current quarter.

Six Months Ended December 31, 2010 Compared With Six Months Ended December 31, 2009:

For the six months ended December 31, 2010, we had net income of $34.6 million compared with net income of $15.9 million for the six months ended December 31, 2009. On a fully diluted basis, earnings per share increased to $0.58 from $0.27 for the respective periods.

Revenue

Service revenue increased by $55.7 million, or 10.2%, to $600.2 million for the six months ended December 31, 2010 from $544.5 million for the six months ended December 31, 2009. On a geographic basis, service revenue was distributed as follows (in millions):

	Six months ended December 31, 2010		Six months ended December 31, 2009
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$260.1	43.3%	$210.5	38.7%
Europe, Middle East & Africa	$261.7	43.6%	$272.0	50.0%
Asia/Pacific	$78.4	13.1%	$62.0	11.3%

For the six months ended December 31, 2010 compared with the same period in 2009, service revenue in the Americas increased by $49.6 million, or 23.5%; Europe, Middle East & Africa service revenue decreased by $10.3 million, or 3.8%; and Asia/Pacific service revenue increased by $16.4 million, or 26.4%. The increase in the Americas and Asia/Pacific was due to strong new business growth. Growth in the Americas was also due to a change in internal contractual arrangements that determine how much revenue from a client contract is attributed to different PAREXEL legal entities. In the past, we recognized revenue in different regions based upon the work performed. Furthermore, service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $18.0 million. The positive impact of foreign currency fluctuations in Asia/Pacific was approximately $4.8 million, while the impact in the Americas was minimal.

On a segment basis, CRS service revenue increased by $39.1 million, or 9.2%, to $463.0 million for the six months ended December 31, 2010 from $423.9 million for the six months ended December 31, 2009. The increase was attributable to strong performance in all of our CRS business lines, including a $6.6 million increase in our Early Phase business and a $41.9 million increase in Phase II-III/PACE; partly offset by approximately $9.4 million related to the negative impact of foreign currency fluctuations. The growth is a result of successful sales efforts over the past twelve months and the continued positive impact of strategic partnerships.

PCMS service revenue increased by $1.8 million, or 3.1%, to $60.3 million for the six months ended December 31, 2010 from $58.6 million for the same period in 2009. The increase was due primarily to a $3.9 million growth in our compliance-related consulting services. This increase was partially offset by $1.5 million related to the negative impact of foreign currency fluctuations and a $0.5 million decrease in other parts of the business.

Perceptive service revenue increased by $14.8 million, or 23.8%, to $76.8 million for the six months ended December 31, 2010 from $62.0 million for the six months ended December 31, 2009. The increase was due primarily to a $10.0 million increase in our RTSM business, a $3.0 million increase in Medical Imaging, and a $3.4 million increase in our other service offerings; partly offset by the $1.7 million negative impact of foreign currency fluctuations. The growth in Perceptive is due to increasing usage of technology in conjunction with clinical trials and successful implementation of our technology strategy.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $31.2 million, or 8.9%, to $383.5 million for the six months ended December 31, 2010 from $352.3 million for the six months ended December 31, 2009. As a percentage of total service revenue, direct costs decreased to 63.9% from 64.7% for the respective periods.

On a segment basis, CRS direct costs increased by $28.0 million, or 10.2%, to $302.8 million for the six months ended December 31, 2010 from $274.9 million for the six months ended December 31, 2009. This increase resulted from higher levels of project activity and increased labor costs, partially offset by the $4.7 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 65.4% for the six months ended December 31, 2010 from 64.9% for the six months ended December 31, 2009 due primarily to increased headcount. In this regard, we had a resource imbalance as a result of project delays and a slower-than-expected ramp up of revenue from strategic partnership-related projects.

PCMS direct costs decreased by $1.4 million, or 3.8%, to $36.4 million for the six months ended December 31, 2010 from $37.8 million for the six months ended December 31, 2009. This decline was due primarily to a $1.4 million decrease in Medical Communications, a $0.5 million decrease in other business lines (due to lower levels of business activity), and $0.8 million related to the positive impact of foreign currency fluctuations; partially offset by a $1.3 million increase in compliance-related consulting service costs. As a percentage of service revenue, PCMS direct costs decreased to 60.3% from 64.5% for the respective periods as a result of improved productivity and efficiency.

Perceptive direct costs increased by $4.6 million, or 11.7%, to $44.3 million for the six months ended December 31, 2010 from $39.6 million for the six months ended December 31, 2009. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs decreased to 57.6% for the six months ended December 31, 2010 from 63.9% for the six months ended December 31, 2009. This decrease was due primarily to improved utilization rates and higher revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $10.0 million, or 8.6%, to $127.7 million for the six months ended December 31, 2010 from $117.7 million for the six months ended December 31, 2009. This increase was due primarily to an $8.6 million increase in labor costs, a $1.5 million increase in facilities expenses, and a $2.8 million increase in other areas, such as insurance and travel expenses; partly offset by the $3.3 million positive impact of foreign exchange fluctuations. As a percentage of service revenue, SG&A was at 21.3% for the six months ended December 31, 2010 compared with 21.6% for the six months ended December 31, 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $2.1 million, or 6.9%, to $31.8 million for the six months ended December 31, 2010 from $29.7 million for the six months ended December 31, 2009, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.3% for the six months ended December 31, 2010 versus 5.5% for the same period in 2009.

Other Benefit

For the six months ended December 31, 2009, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

Restructuring Charge

For the six months ended December 31, 2009, we recorded $8.8 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $5.2 million in costs related to the abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 99 managerial and staff positions. For the six months ended December 31, 2010, we recorded a $1.0 million benefit, primarily related to the finalization of certain severance payments associated with the 2010 Restructuring Plan.

Income from Operations

Income from operations increased to $58.2 million for the six months ended December 31, 2010 from $37.2 million for the same period in 2009. Income from operations as a percentage of service revenue, or operating margin, increased to 9.7% from 6.8% for the respective periods. This increase in operating margin was due primarily to a decrease in the restructuring charges and an improvement in gross profit, as described above.

Other Expense, Net

We recorded net other expense of $15.8 million for the six months ended December 31, 2010 compared with $10.7 million for the six months ended December 31, 2009. The $5.1 million increase was due primarily to a $4.6 million increase in miscellaneous expense.

Miscellaneous expense for the six months ended December 31, 2010 of $10.0 million was primarily attributable to $11.9 million of losses on certain foreign denominated assets and liabilities and the $1.2 million charge for the impairment of certain long-lived assets in France; partly offset by $3.2 million of unrealized gains related to foreign exchange contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which adversely impacted cash flow and delayed the settlement of certain intercompany receivables.

Miscellaneous expense for the six months ended December 31, 2009 of $5.5 million included a $6.1 million charge for the impairment of an investment and $1.1 million of losses related to foreign exchange contracts, partly offset by $1.9 million of gains on the revaluation of certain foreign denominated assets and liabilities.

Taxes

For the six months ended December 31, 2010 and 2009, we had an effective income tax rate of 18.4% and 40.0%, respectively. The reduction in the tax rate from December 31, 2009 to December 31, 2010 is primarily attributable to the impact of discrete items recorded in the second quarter of Fiscal Years 2011 and 2010 as well as a decrease in the projected annual effective tax rate for Fiscal Year 2011. A discrete reduction in valuation allowances in the United States recorded in the second quarter of Fiscal Year 2011 resulted in a significant reduction in the effective tax rate for the six months ended December 31, 2010. The effective tax rate for the six months ended December 31, 2009 was increased as a result of non-deductible impairment costs recorded in the second quarter of Fiscal Year 2010. The reduction in the projected annual effective rate for Fiscal Year 2011 in comparison to the annual effective rate for Fiscal Year 2010 was caused by reductions in valuation allowances resulting from improved profitability in the United States and United Kingdom, a reduction in non-deductible expenses in foreign jurisdictions in comparison to the prior year, and a reduction in U.S. taxable income resulting from recently enacted legislation regarding U.S. international tax laws relating to the “look through” rules. We expect that our effective tax rate for the remainder of the fiscal year will increase given the discrete benefits recognized in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and provide working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of December 31, 2010, we had cash and cash equivalents of $87.6 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue for December 31, 2010 and June 30, 2010.

(in millions)	December 31, 2010	June 30, 2010
Billed accounts receivable	$311.4	$229.9
Unbilled accounts receivable	286.0	249.0

Total accounts receivable	597.4	478.9
Deferred revenue	285.6	261.1

Net receivables	$311.8	$217.8

DSO (in days)	69	49

The increase in DSO for the quarter ended December 31, 2010 compared to the quarter ended June 30, 2010, was due, in part, to short-term disruptions associated with the implementation of our new project accounting and billing system which caused some temporary delays in our ability to bill clients on a timely basis. The increase in DSO for the quarter ended December 31, 2010 compared to the quarter ended June 30, 2010, was due, in part, to short-term disruptions associated with the implementation of our new project accounting and billing system which caused some temporary delays in our ability to bill clients on a timely basis.

CASH FLOWS

Net cash used in operating activities during the six months ended December 31, 2010 totaled $67.1 million and consisted of a $83.0 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $39.9 million decrease in accounts payable and other current liabilities (including the payment of Fiscal Year 2010 bonuses), an $8.7 million increase in prepaid expenses and other current assets and $8.5 million related to deferred taxes and other tax accounts. These uses of cash were partially offset by $34.6 million of net income, $31.8 million for non-cash depreciation and amortization expense, $4.8 million related to non-cash charges for stock-based compensation, and a $1.8 million decrease in other assets. The large increase in the cash used in operating activities is due primarily to the short-term disruptions caused by the implementation of our new project accounting and billing system.

Net cash used in investing activities for the six months ended December 31, 2010 totaled $14.6 million, consisting of $27.7 million in capital expenditures, primarily computer software and hardware and leasehold improvements, partially offset by $13.0 million from the redemption of marketable securities held to maturity.

Net cash provided by financing activities for the six months ended December 31, 2010 totaled $66.8 million and consisted of $66.7 million of borrowings under lines of credit (net of repayments) and $1.8 million in proceeds related to the issuance of common stock in conjunction with our stock option plans and employee stock purchase plan; offset by $1.6 million for the repurchase of the non-controlling interests in one of our subsidiaries. The net cash provided by financing activities included $75.0 million of short-term borrowings under the 2010 Credit Facilities (see below).

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

LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”), for an aggregate of $75 million. In December 2010, we amended the credit facilities with JPMorgan and BOA to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC Bank USA, National Association (“HSBC”) in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. At this time we have aggregate borrowings of $75 million outstanding under the credit facilities with JPMorgan, BOA and HSBC (collectively, the “2010 Credit Facilities”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on June 30, 2011 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of .750%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

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

The loan facility available from HSBC (the “HSBC Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the HSBC Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of .750%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the 2010 Leverage Ratio. Loans outstanding under the HSBC Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved; however, we are still recovering from the impact that delayed billing had with regard to receiving payments from clients. As of December 31, 2010, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of December 31, 2010, we were in compliance with all covenants under the 2010 Credit Facilities.

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consists of an unsecured term loan facility and an unsecured revolving credit facility. Of the total principal amount, up to $150 million is made available through a term loan and up to $165 million is made available through a revolving credit facility. A portion of the revolving loan facility is available for swingline loans of up to $20 million to be made by JP Morgan and for letters of credit. We may request the lenders to increase the 2008 Credit Facility by an additional amount of up to $50 million. Such increase may, but is not committed to, be provided.

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

In connection with the 2008 Credit Facility, we agreed to pay a commitment fee on the term loan commitment, payable quarterly and calculated as a percentage of the unused amount of the term loan commitments at a per annum rate of 0.30%, and a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.375% (based on the 2008 Leverage Ratio). To the extent there are letters of credit outstanding under the 2008 Credit Facility, we will pay to the Administrative Agent, for the benefit of the lenders, and to the issuing bank certain letter of credit fees, a fronting fee and additional charges. We also agreed to pay various fees to JPMorgan or KeyBank or both.

As of December 31, 2010, we had $205.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $108.0 million of principal borrowed under the revolving credit facility and $97.5 million of principal under the term loan, and remaining borrowing availability of approximately $57.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of December 31, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.0%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2010, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At December 31, 2010, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $173.9 million and $91.0 million at December 31, 2010 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

We have financing agreements with a vendor to finance software purchases. The agreements carry four-year terms and bear annual interest rates up to 3%. As of December 31, 2010, the balance on the promissory notes issued in connection with the financing agreements was $0.2 million.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2010, we had approximately $42.3 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.9 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed approximately $192 million under the 2008 Credit Facility in August 2008 to finance the acquisition of ClinPhone and we borrowed $75 million under the 2010 Credit Facilities to provide working capital. Our only committed external source of funds are under the 2008 Credit Facility and the 2010 Credit Facilities, both described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2010 Credit Facilities upon maturity in June 2011 and under our 2008 Credit Facility upon maturity in 2013.

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

We made capital expenditures of approximately $27.7 million during the three months ended December 31, 2010, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 to $70 million in Fiscal Year 2011, primarily for computer software and hardware and leasehold improvements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, we are exposed to market risk resulting from changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 59.9% of our consolidated service revenue for the six months ended December 31, 2010 from operations outside of the U.S., including 23.0% denominated in Euros and 12.3% denominated in pounds sterling. We derived approximately 66.6% of our consolidated service revenue for the six months ended December 31, 2009 from operations outside of the U.S., including 25.5% denominated in Euros and 14.1% denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of December 31, 2010, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $178.6 million, including an interest rate swap agreement with a notional value of $150 million in connection with the borrowings under our 2008 Credit Facility. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of December 31, 2010, the estimated amount that could be recognized in earnings was a loss of approximately $3.8 million, net of tax.

As of December 31, 2010, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $63.4 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.8 million.

During the six months ended December 31, 2010 and 2009, we recorded foreign exchange losses of $8.7 million and foreign exchange gains of $0.8 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $110.0 million at December 31, 2010 and $32.1 million at June 30, 2010. Long-term debt was $172.2 million at December 31, 2010 and $183.7 million at June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes 7 revised or new risk factors (“We face risks arising from the restructuring of our operations;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors,” that reflect material developments subsequent to the discussion of risk factors included in the 2010 10-K.

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

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During Fiscal Year, 2010, we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases. Although we expect that all costs associated with the restructuring plan were recorded as of December 31, 2010, if we incur additional restructuring charges, our financial condition and results of operations may suffer.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 59.9% and 66.6% of total consolidated service revenue for the six months ended December 31, 2010 and 2009, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 43.6% and 50.0% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 13.1% and 11.3% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $28.2 million for the fiscal quarter ended December 31, 2010, $30.0 million for the fiscal quarter ended September 30, 2010, $20.1 million for the fiscal quarter ended June 30, 2010, $25.8 million for the fiscal quarter ended March 31, 2010, and $18.7 million for the fiscal quarter ended December 31, 2009. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the six months ended December 31, 2010 was negatively impacted by approximately $12.7 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2010 and 2009, approximately 23.0% and 25.5% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 12.3% and 14.1%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of December 31, 2010, our total assets included $342.2 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

As of December 31, 2010, we had $280.5 million principal amount of debt outstanding and remaining borrowing availability of $57.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

Moreover, the United States credit markets continue to experience contraction, and it remains very difficult to acquire credit at this time. As a result of the tightened credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our $165 million revolving credit facility, which is part of our 2008 Credit Facility, fails, we may not be able to find a replacement, which would negatively impact our ability to borrow the remaining funds available under the $165 million facility.

The 2010 Credit Facilities will expire on June 30, 2011, and all outstanding loans under the 2010 Credit Facilities will become due at that time. The 2008 Credit Facility will expire in June 2013 and all unpaid principal and interest under the facility will become due at that time. The recent and ongoing turmoil in the credit markets could affect our ability to refinance the 2010 Credit Facilities or the 2008 Credit Facility or further increase our funding costs.

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On February 3, 2011, the closing sales price of our common stock on the Nasdaq Global Select Market was $20.35 per share. During the period from February 3, 2009 to February 3, 2011, our common stock traded at prices ranging from a high of $25.64 per share to a low of $7.20 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: February 9, 2011	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 9, 2011	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Promissory Note, dated December 31, 2010, in the original principal amount of $25,000,000, issued by PAREXEL to JPMorgan (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2010, and incorporated herein by this reference).

10.2	Amendment to Loan Agreement, dated as of December 31, 2010, by and between PAREXEL and BOA (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2010, and incorporated herein by this reference).

10.3	Term Loan Facility, dated as of December 31, 2010, by and between PAREXEL and HSBC Bank USA (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2010, and incorporated herein by this reference).

10.4*	2010 Stock Incentive Plan of the Company

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections