Form 10-Q
period 2011-03-31
PAREXEL INTERNATIONAL CORP
filed 2011-05-10
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2011, there were 58,871,961 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$119,424	$95,170
Marketable securities	—	12,243
Billed and unbilled accounts receivable, net	635,565	478,926
Prepaid expenses	35,418	32,084
Deferred tax assets	32,562	28,932
Income tax receivable	9,529	—
Other current assets	13,644	8,502

Total current assets	846,142	655,857

Property and equipment, net	199,007	187,888
Goodwill	260,802	248,226
Other intangible assets, net	82,454	87,114
Non-current deferred tax assets	17,511	7,193
Long-term income tax receivable	19,802	17,737
Other assets	18,116	16,695

Total assets	$1,443,834	$1,220,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$111,787	$32,082
Accounts payable	16,167	34,353
Deferred revenue	321,007	261,080
Accrued expenses	38,416	35,994
Accrued restructuring charges	2,334	7,760
Accrued employee benefits and withholdings	74,688	87,606
Current deferred tax liabilities	16,808	15,977
Income tax payable	—	2,840
Other current liabilities	13,132	19,541

Total current liabilities	594,339	497,233

Long-term debt, net of current portion	177,583	183,707
Non-current deferred tax liabilities	31,690	32,235
Long-term accrued restructuring charges	1,951	2,318
Long-term tax liabilities	58,742	48,232
Other liabilities	20,766	17,430

Total liabilities	885,071	781,155

Stockholders’ equity:
Preferred stock — $.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock — 50,000 shares designated, none issued and outstanding	—	—
Common stock — $.01 par value; shares authorized: 75,000,000; shares issued and outstanding: 58,810,698 at March 31, 2011 and 58,433,717 at June 30, 2010	582	578
Additional paid-in capital	245,113	233,677
Retained earnings	297,093	246,734
Accumulated other comprehensive gain (loss)	15,975	(41,434)

Total stockholders’ equity	558,763	439,555

Total liabilities and stockholders’ equity	$1,443,834	$1,220,710

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31		Nine months ended March 31
	2011	2010	2011	2010

Service revenue	$301,396	$291,244	$901,575	$835,738
Reimbursement revenue	51,565	53,162	157,693	154,186

Total revenue	352,961	344,406	1,059,268	989,924

Direct costs	192,507	181,810	575,964	534,074
Reimbursable out-of-pocket expenses	51,565	53,162	157,693	154,186
Selling, general and administrative	70,798	64,304	198,514	181,957
Depreciation	13,582	12,439	40,438	37,159
Amortization	2,500	2,748	7,408	7,731
Other benefit	—	—	—	(1,144)
Restructuring charge (benefit)	144	4,119	(818)	12,950

Total costs and expenses	331,096	318,582	979,199	926,913

Income from operations	21,865	25,824	80,069	63,011

Interest income	1,211	1,188	3,616	3,932
Interest expense	(3,699)	(3,832)	(11,881)	(11,842)
Miscellaneous expense	(4,515)	(3,706)	(14,526)	(9,164)

Other expense, net	(7,003)	(6,350)	(22,791)	(17,074)

Income before income taxes	14,862	19,474	57,278	45,937

Provision (benefit) for income taxes	(872)	6,691	6,921	17,263

Net income	$15,734	$12,783	$50,357	$28,674

Earnings per common share
Basic	$0.27	$0.22	$0.86	$0.49
Diluted	$0.26	$0.22	$0.84	$0.49

Shares used in computing earnings per common share
Basic	58,673	58,135	58,545	57,960
Diluted	59,808	59,184	59,717	58,463

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended
	March 31, 2011	March 31, 2010

Cash flow from operating activities:
Net income	$50,357	$28,674
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,846	44,890
Loss on disposal of fixed assets	29	352
Stock-based compensation	7,421	5,270
Changes in operating assets and liabilities	(145,610)	38,473

Net cash (used in) provided by operating activities	(39,957)	117,659

Cash flow from investing activities:
Purchases of property and equipment	(38,727)	(48,523)
Proceeds from sale (purchase) of marketable securities	13,058	(13,724)
Acquisition of businesses	—	(32)
Proceeds from sale of assets	98	227

Net cash used in investing activities	(25,571)	(62,052)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,493	4,672
Borrowing under lines of credit	195,000	23,000
Repayments under lines of credit	(119,500)	(75,500)
Repayments under other debt	(1,696)	(1,957)
Purchase of non-controlling interests	(1,550)	—

Net cash provided by (used in) financing activities	76,747	(49,785)

Effect of exchange rate changes on cash and cash equivalents	13,035	2,173

Net increase in cash and cash equivalents	24,254	7,995

Cash and cash equivalents at beginning of period	95,170	96,352

Cash and cash equivalents at end of period	$119,424	$104,347

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$12,014	$11,606
Income taxes, net of refunds	$26,060	$14,443

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended (the “2010 10-K”).

Effective July 1, 2010, certain selling, general and administrative expenses for the three and nine months ended March 31, 2010 were reclassified as direct costs to conform to the presentation for the fiscal year ending June 30, 2011 (“Fiscal Year 2011”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

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

Perceptive Informatics, Inc. (“Perceptive”) Service Revenue

Service revenue is derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® and TrialWorks® clinical trials management systems (“CTMS”) and DataLabs® electronic data capture (“EDC”).

Within Perceptive’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.

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

(in thousands, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Net income	$15,734	$12,783	$50,357	$28,674

Weighted average number of shares outstanding used in computing basic earnings per share	58,673	58,135	58,545	57,960
Dilutive common stock equivalents	1,135	1,049	1,172	503

Weighted average number of shares outstanding used in computing diluted earnings per share	59,808	59,184	59,717	58,463

Basic earnings per share	$0.27	$0.22	$0.86	$0.49
Diluted earnings per share	$0.26	$0.22	$0.84	$0.49

Anti-dilutive options*	1,521	1,191	1,418	1,731

*	We excluded these options from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Net income	$15,734	$12,783	$50,357	$28,674
Unrealized gain (loss) on derivative instruments*	2,523	(1,812)	6,184	(5,565)
Foreign currency translation	18,519	(12,357)	51,225	(3,513)

Comprehensive income	$36,776	$(1,386)	$107,766	$19,596

*	The unrealized (loss) gain on derivative instruments is net of $1.0 and $1.9 million of taxes for the three and nine months ended March 31, 2011, respectively; and net of $0.8 and $2.6 million of tax benefit for three and nine months ended March 31, 2010, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Direct costs	$362	$420	$1,205	$1,624
Selling, general and administrative	2,213	1,431	6,216	3,646

Total stock-based compensation	$2,575	$1,851	$7,421	$5,270

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

•

Perceptive Informatics, Inc. (“Perceptive”) provides information technology solutions designed to improve the product development processes of our clients. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), DataLabs® electronic data capture (“EDC”), IMPACT® and TrialWorks® clinical trials management systems (“CTMS”), web-based portals, systems integration, and electronic patient reported outcomes (“ePRO”).

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

(in thousands)	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Service revenue
Clinical Research Services	$227,006	$221,456	$690,009	$645,350
PAREXEL Consulting and MedCom Services	34,136	31,518	94,484	90,070
Perceptive Informatics, Inc.	40,254	38,270	117,082	100,318

Total service revenue	$301,396	$291,244	$901,575	$835,738

Direct costs
Clinical Research Services	$149,051	$142,398	$451,880	$417,252
PAREXEL Consulting and MedCom Services	20,471	18,836	56,842	56,625
Perceptive Informatics, Inc.	22,985	20,576	67,242	60,197

Total direct costs	$192,507	$181,810	$575,964	$534,074

Gross profit
Clinical Research Services	$77,955	$79,058	$238,129	$228,098
PAREXEL Consulting and MedCom Services	13,665	12,682	37,642	33,445
Perceptive Informatics, Inc.	17,269	17,694	49,840	40,121

Total gross profit	$108,889	$109,434	$325,611	$301,664

NOTE 6 – RESTRUCTURING CHARGES

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). During the nine months ended March 31, 2011, we made payments, foreign currency adjustments, and provision adjustments (primarily related to the finalization of certain severance payments associated with the 2010 Restructuring Plan), as presented below:

(in thousands)	Balance at June 30, 2010	Provisions Adjustments	Payments/Foreign Currency Exchange	Balance at March 31, 2011
2010 Restructuring Plan
Employee severance costs	$5,221	$(769)	$(2,792)	$1,660
Facilities-related charges	3,337	(18)	(1,704)	1,615
Other charges	54	(31)	(23)	0

Pre-2010 Plans
Facilities-related charges	1,466	—	(456)	1,010

Total	$10,078	$(818)	$(4,975)	$4,285

NOTE 7 – INCOME TAXES

We determine our global provision for corporate income taxes in accordance with ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Our financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.

As of June 30, 2010, we had $56.3 million of gross unrecognized tax benefits of which $19.2 million would impact the effective tax rate if recognized. As of March 31, 2011, we had $60.1 million of gross unrecognized tax benefits of which $13.1 million would impact the effective tax rate if recognized. These reserves primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $3.8 million net increase in gross unrecognized tax benefits is primarily composed of an increase of $4.4 million attributable to currency translation adjustments and an increase of $0.4 million related to prior year tax positions in the U.S. and Europe net of decreases of $0.9 million resulting from the expiration of statutes of limitations in several U.S. states and Europe.

As of March 31, 2011, we anticipated that the liability for unrecognized tax benefits for uncertain tax positions would decrease by approximately $0.5 million over the next twelve months primarily as a result of the expiration of statutes of limitations outside the United States.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, $8.9 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through March 31, 2011 includes an expense of approximately $0.5 million of interest and penalties. As of March 31, 2011, $10.3 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 2000.

A valuation allowance has been established for certain future income tax benefits related to loss carryforwards, foreign tax credit carryforwards and temporary tax adjustments based on an assessment that is more likely than not that these benefits will not be realized.

For the three months and nine months ended March 31, 2011, we had an effective income tax rate of (5.9)% and 12.1%, respectively. The tax rates for these periods were lower than the expected statutory rate primarily because of quarter-specific reductions in the valuation allowance, as well as the effect of a lower projected annual effective tax rate for Fiscal Year 2011 on both the three and nine month periods. The projected annual effective tax rate is lower than the expected statutory rate because of additional reductions in valuation allowances resulting from improved profitability in the United Kingdom, as well as the favorable effect of statutory rates applicable to income earned outside the United States.

For the three months and nine months ended March 31, 2010, we had an effective income tax rate of 34.4% and 37.6%, respectively. The tax rate for the three months ended March 31, 2010 was lower than the expected statutory rate primarily because of a quarter-specific tax benefit resulting from the release of tax reserves related to the expiration of statutes of limitations in several jurisdictions, net of an increase in expense due to non-deductible restructuring costs recorded in the third quarter outside the United States and a quarter-specific increase in valuation reserves.

The tax rate for the nine months ended March 31, 2010 was higher than the expected statutory rate as a result of non-deductible restructuring costs recorded in the second and third quarters, non-deductible expenses outside the United States, and an increase in valuation reserves, net of a release of tax reserves resulting from the expiration of statutes in several jurisdictions.

NOTE 8 – LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”), for an aggregate of $75 million. In December 2010, we amended the credit facilities with JPMorgan and BOA to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC Bank USA, National Association (“HSBC”) in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. As of March 31, 2011, we have aggregate borrowings of $75 million outstanding under the credit facilities with JPMorgan, BOA and HSBC (collectively, the “2010 Credit Facilities”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on June 30, 2011 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of 0.75%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

The loan facility available from BOA (the “BOA Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the BOA Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of 0.75%) based on the 2010 Leverage Ratio, or based on LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the BOA Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The loan facility available from HSBC (the “HSBC Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the HSBC Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of 0.75%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the HSBC Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved; however, we are still recovering from the impact that delayed billing had with regard to receiving payments from clients. As of March 31, 2011, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of March 31, 2011, we were in compliance with all covenants under the 2010 Credit Facilities.

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of 0.75%) based on the 2008 Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2008 Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “2008 Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

As of March 31, 2011, we had $213.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $123.0 million of principal borrowed under the revolving credit facility and $90.0 million of principal under the term loan, and remaining borrowing availability of approximately $42.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of March 31, 2011, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.1%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2011, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $50.7 million and $91.0 million at March 31, 2011 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2011, we had approximately $38.3 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $8.3 million guaranteeing performance under various operating leases and vendor agreements.

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

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2011 and June 30, 2010 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	March 31, 2011		June 30, 2010
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(2,284)	$150,000	$(5,062)
Foreign exchange contracts	30,335	288	63,849	(4,996)

Total designated derivatives	180,335	(1,996)	213,849	(10,058)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	48,544	(678)	41,969	(4,161)
Foreign exchange contracts	58,580	1,076	89,138	(1,027)

Total non-designated derivatives	107,124	398	131,107	(5,188)

Total derivatives	$287,459	$(1,598)	$344,956	$(15,246)

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to miscellaneous expense on the income statement. The amounts recognized in other comprehensive income are presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$691	$(50)	$1,806	$(207)
Foreign exchange contracts	1,832	(1,762)	4,378	(5,358)

Total designated derivatives	$2,523	$(1,812)	$6,184	$(5,565)

During the three and nine months ended March 31, 2011 and 2010, there were no amounts recorded to reflect ineffective portions of any hedges. The estimated amount (net of taxes) of the existing losses that are expected to be reclassified into earnings within the next twelve months is $2.5 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous expense on the income statement. The amounts recognized are presented below (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$1,194	$93	$3,483	$(652)
Foreign exchange contracts	1,200	84	2,103	(231)

Total non-designated derivatives	$2,394	$177	$5,586	$(883)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest Rate Derivative Instruments	$—	$(2,962)	$—	$(2,962)
Foreign Currency Exchange Contracts	—	1,364	—	1,364

Total	$—	$(1,598)	$—	$(1,598)

Interest rate derivative instruments are measured at fair value using a market approach valuation technique. The valuation is based on the estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

Foreign currency exchange contracts are measured at fair value using a market approach valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. As of March 31, 2011, there were no transfers among Level 1, Level 2, or Level 3. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

NOTE 13 – OTHER BENEFIT

During the nine months ended March 31, 2010, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

NOTE 14 – MISCELLANEOUS EXPENSE

Miscellaneous expense typically includes gains and losses related to the revaluation of non-designated derivatives and the revaluation of foreign-denominated assets and liabilities (including certain intercompany accounts), impairment losses, and other non-operating gains and losses.

In November 2010, a tenant in one of our buildings in France ended its lease and we have been unsuccessful in finding a new tenant. As a result, we evaluated the rental markets and property values in that area and recorded a $1.2 million impairment loss reflecting the difference between the carrying value of this property and its fair value.

In January 2010, we were informed that a French laboratory, in which we had a direct and indirect investment, filed for bankruptcy protection. We evaluated the investment and recorded a $6.1 million impairment loss in miscellaneous expense, equal to the amount of our total investment.

NOTE 15 – SUBSEQUENT EVENTS

On May 2, 2011, we adopted a plan to restructure our operations, primarily in the Early Phase business within the CRS segment, to reduce expenses and improve operating efficiencies, better align costs with current and future geographic sources of revenue, and help to strategically reposition Early Phase activities. These actions are expected to result in a pre-tax charge in the aggregate amount of approximately $15 million, of which approximately $4 million is expected to be expensed in the quarter ending June 30, 2011, with the remainder expected to be expensed in the quarters ending September 30, 2011 and December 31, 2011. The restructuring charge is primarily related to expenses to be incurred in connection with the consolidation or closure of certain offices and the elimination of approximately 3% of current employment positions. We anticipate that we will substantially complete restructuring activities by December 31, 2011. The charges will include approximately $7.2 million in costs related to the abandonment of certain property leases, and approximately $7.8 million in employee separation benefits.

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

OVERVIEW

We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks® CTMS, DataLabs® EDC, web-based portals, systems integration, ePRO, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

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

•

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks® CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO.

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

Perceptive Service Revenue

Within Perceptive’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25, “Multiple-Element Arrangements” as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and nine months ended March 31, 2011 and 2010 were as follows:

($ in thousands)	Three Months Ended		Increase
	March 31, 2011	March 31, 2010*	(Decrease)%
Service revenue
Clinical Research Services	$227,006	$221,456	$5,550	2.5%
PAREXEL Consulting and MedCom Services	34,136	31,518	2,618	8.3%
Perceptive Informatics, Inc.	40,254	38,270	1,984	5.2%

Total service revenue	$301,396	$291,244	$10,152	3.5%

Direct costs
Clinical Research Services	$149,051	$142,398	$6,653	4.7%
PAREXEL Consulting and MedCom Services	20,471	18,836	1,635	8.7%
Perceptive Informatics, Inc.	22,985	20,576	2,409	11.7%

Total direct costs	$192,507	$181,810	$10,697	5.9%

Gross profit
Clinical Research Services	$77,955	$79,058	$(1,103)	-1.4%
PAREXEL Consulting and MedCom Services	13,665	12,682	983	7.8%
Perceptive Informatics, Inc.	17,269	17,694	(425)	-2.4%

Total gross profit	$108,889	$109,434	$(545)	-0.5%

($ in thousands)	Nine Months Ended		Increase
	March 31, 2011	March 31, 2010*	(Decrease)%
Service revenue
Clinical Research Services	$690,009	$645,350	$44,659	6.9%
PAREXEL Consulting and MedCom Services	94,484	90,070	4,414	4.9%
Perceptive Informatics, Inc.	117,082	100,318	16,764	16.7%

Total service revenue	$901,575	$835,738	$65,837	7.9%

Direct costs
Clinical Research Services	$451,880	$417,252	$34,628	8.3%
PAREXEL Consulting and MedCom Services	56,842	56,625	217	0.4%
Perceptive Informatics, Inc.	67,242	60,197	7,045	11.7%

Total direct costs	$575,964	$534,074	$41,890	7.8%

Gross profit
Clinical Research Services	$238,129	$228,098	$10,031	4.4%
PAREXEL Consulting and MedCom Services	37,642	33,445	4,197	12.5%
Perceptive Informatics, Inc.	49,840	40,121	9,719	24.2%

Total gross profit	$325,611	$301,664	$23,947	7.9%

*	Effective July 1, 2010, certain selling, general and administrative expenses for the three and nine months ended March 31, 2010 were reclassified as direct costs to conform to the presentation for the fiscal year ending June 30, 2011 (“Fiscal Year 2011”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010:

For the three months ended March 31, 2011, we had net income of $15.7 million compared with net income of $12.8 million for the three months ended March 31, 2010. On a fully diluted basis, earnings per share increased to $0.26 from $0.22 for the respective periods.

Revenue

Service revenue increased by $10.2 million, or 3.5%, to $301.4 million for the three months ended March 31, 2011 from $291.2 million for the three months ended March 31, 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended March 31, 2011		Three months ended March 31, 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$107.0	35.5%	$115.0	39.5%
Europe, Middle East & Africa	$146.0	48.4%	$141.8	48.7%
Asia/Pacific	$48.4	16.1%	$34.4	11.8%

For the three months ended March 31, 2011 compared with the same period in 2010, service revenue in the Americas decreased by $8.0 million, or 6.9%; Europe, Middle East & Africa service revenue increased by $4.2 million, or 3.0%; and Asia/Pacific service revenue increased by $13.9 million, or 40.4%. The decrease in The Americas was due primarily to weaker performance in CRS, specifically in the Early Phase business, partially offset by a change in internal contractual arrangements that determine how revenue from a client contract is attributed to different PAREXEL legal entities. In the past, we recognized revenue in different regions based upon the work performed therein. The increases in Europe, Middle East & Africa and in Asia/Pacific were due to strong new business growth. Additionally, the performance in Asia/Pacific was bolstered by the positive impact of foreign currency fluctuations of approximately $3.2 million. The impact of foreign currency fluctuations in our other two regions was minimal.

On a segment basis, CRS service revenue increased by $5.6 million, or 2.5%, to $227.0 million for the three months ended March 31, 2011 from $221.5 million for the three months ended March 31, 2010. The increase was attributable to growth in Phase II-III/PACE ($6.6 million) and the $2.9 million positive impact of foreign currency fluctuations; offset by a $4.0 million decrease in our Early Phase business, primarily due to client delays and cancellations. The growth is a result of successful sales efforts over the past twelve months and the continued positive impact of strategic partnerships. However, the rate of conversion of backlog from strategic partnerships into revenue has been slower than experienced historically from traditional client contracts.

PCMS service revenue increased by $2.6 million, or 8.3%, to $34.1 million for the three months ended March 31, 2011 from $31.5 million for the same period in 2010. The increase was due primarily to growth in strategic compliance-related consulting services.

Perceptive service revenue increased by $1.9 million, or 5.2%, to $40.3 million for the three months ended March 31, 2011 from $38.3 million for the three months ended March 31, 2010. The growth was due primarily to a $2.4 million increase in Medical Imaging, partially offset by a $0.8 million decrease related to software license sales.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $10.7 million, or 5.9%, to $192.5 million for the three months ended March 31, 2011 from $181.8 million for the three months ended March 31, 2010. As a percentage of total service revenue, direct costs increased to 63.9% from 62.4% for the respective periods.

On a segment basis, CRS direct costs increased by $6.7 million, or 4.7%, to $149.1 million for the three months ended March 31, 2011 from $142.4 million for the three months ended March 31, 2010. This increase resulted from increased labor costs due to higher levels of project activity, partially offset by the $2.0 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 65.7% for the three months ended March 31, 2011 from 64.3% for the three months ended March 31, 2010 due primarily to increased headcount and a slower-than-expected ramp up of revenue from strategic partnership-related projects.

PCMS direct costs increased by $1.6 million, or 8.7%, to $20.5 million for the three months ended March 31, 2011 from $18.8 million for the three months ended March 31, 2010. This increase was due primarily to increased labor costs related to our compliance-related consulting services. As a percentage of service revenue, PCMS direct costs increased slightly to 60.0% from 59.8% for the respective periods.

Perceptive direct costs increased by $2.4 million, or 11.7%, to $23.0 million for the three months ended March 31, 2011 from $20.6 million for the three months ended March 31, 2010. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs increased to 57.1% for the three months ended March 31, 2011 from 53.8% for the three months ended March 31, 2010. This increase was due primarily to lower utilization rates resulting from client-driven project delays in RTSM.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $6.5 million, or 10.1%, to $70.8 million for the three months ended March 31, 2011 from $64.3 million for the three months ended March 31, 2010. This increase was due to a $6.2 million increase primarily driven by Business Operations, Quality, Facilities, and Marketing. As a percentage of service revenue, SG&A increased to 23.5% for the three months ended March 31, 2011 from 22.1% for the three months ended March 31, 2010 due primarily to slower than expected revenue growth from the conversion of backlog related to strategic partnerships.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $0.9 million, or 5.9%, to $16.1 million for the three months ended March 31, 2011 from $15.2 million for the three months ended March 31, 2010, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.3% for the three months ended March 31, 2011 versus 5.2% for the same period in 2010.

Restructuring Charge

For the three months ended March 31, 2010, we recorded $4.1 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $0.5 million in costs related to abandonment of certain property leases and $3.6 million in employee separation benefits associated with the elimination of 81 managerial and staff positions.

Income from Operations

Income from operations decreased to $21.9 million for the three months ended March 31, 2011 from $25.8 million for the same period in 2010 due to the factors described above. Income from operations as a percentage of service revenue, or operating margin, decreased to 7.3% from 8.9% for the respective periods. This decrease in operating margin was due primarily to the increase in SG&A expenses and lower revenue growth.

Other Expense, Net

We recorded net other expense of $7.0 million for the three months ended March 31, 2011 compared with $6.4 million for the three months ended March 31, 2010. The increase was due primarily to increased foreign exchange losses related to the revaluation of certain foreign denominated assets and liabilities and foreign exchange contracts.

Taxes

For the three months ended March 31, 2011 and 2010, we had an effective income tax rate of (5.9)% and 34.4%, respectively. The reduced tax rate is attributable to a decrease in the projected annual effective tax rate for Fiscal Year 2011, as well as, the impact of quarter-specific items on the quarter ended March 31, 2011. The projected annual effective tax rate was reduced because of the favorable impact of a change in the geographic distribution of earnings, as well as, a reduction in valuation reserves resulting from improved profitability in the United Kingdom. The change in the distribution of the earnings also resulted in the recognition of a quarter-specific reduction in valuation allowances in the United States recorded in the third quarter of Fiscal Year 2011 which reduced the effective tax rate for the quarter.

Nine Months Ended March 31, 2011 Compared With Nine Months Ended March 31, 2010:

For the nine months ended March 31, 2011, we had net income of $50.4 million compared with net income of $28.7 million for the nine months ended March 31, 2010. On a fully diluted basis, earnings per share increased to $0.84 from $0.49 for the respective periods.

Revenue

Service revenue increased by $65.8 million, or 7.9%, to $901.6 million for the nine months ended March 31, 2011 from $835.7 million for the nine months ended March 31, 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine months ended March 31, 2011		Nine months ended March 31, 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$367.1	40.7%	$325.5	38.9%
Europe, Middle East & Africa	$407.7	45.2%	$413.8	49.5%
Asia/Pacific	$126.8	14.1%	$96.4	11.6%

For the nine months ended March 31, 2011 compared with the same period in 2010, service revenue in the Americas increased by $41.6 million, or 12.8%; Europe, Middle East & Africa service revenue decreased by $6.1 million, or 1.5%; and Asia/Pacific service revenue increased by $30.3 million, or 31.4%. The increase in the Americas and Asia/Pacific was due to strong new business growth in CRS. Growth in the Americas was also due to a change in internal contractual arrangements that determine how much revenue from a client contract is attributed to different PAREXEL legal entities. In the past, we recognized revenue in different regions based upon the work performed. Furthermore, service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency fluctuations of approximately $19.0 million. The positive impact of foreign currency fluctuations in Asia/Pacific was approximately $7.9 million, while the impact in the Americas was approximately $1.0 million.

On a segment basis, CRS service revenue increased by $44.6 million, or 6.9%, to $690.0 million for the nine months ended March 31, 2011 from $645.4 million for the nine months ended March 31, 2010. The increase was attributable to improvements in all of our CRS business lines, including a $49.2 million increase in Phase II-III/PACE; partly offset by approximately $7.2 million related to the negative impact of foreign currency fluctuations. The growth is a result of successful sales efforts over the past eighteen months and the continued positive impact of strategic partnerships. However, the rate of conversion of backlog from strategic partnerships into revenue has been slower than that experienced historically from traditional client contacts.

PCMS service revenue increased by $4.4 million, or 4.9%, to $94.5 million for the nine months ended March 31, 2011 from $90.1 million for the same period in 2010. The increase was due primarily to a $8.2 million growth in our compliance-related consulting services. This increase was partially offset by $1.4 million related to the negative impact of foreign currency fluctuations and a $2.3 million decrease in other parts of the business.

Perceptive service revenue increased by $16.8 million, or 16.7%, to $117.1 million for the nine months ended March 31, 2011 from $100.3 million for the nine months ended March 31, 2010. The increase was due primarily to a $9.4 million increase in our RTSM business, a $5.3 million increase in Medical Imaging, and a $3.4 million increase in our other service offerings; partly offset by the $1.4 million negative impact of foreign currency fluctuations. The growth in Perceptive is due to increasing usage of technology in conjunction with clinical trials and successful implementation of our technology strategy.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $41.9 million, or 7.8%, to $576.0 million for the nine months ended March 31, 2011 from $534.1 million for the nine months ended March 31, 2010. As a percentage of total service revenue, direct costs remained flat at 63.9% for both periods.

On a segment basis, CRS direct costs increased by $34.6 million, or 8.3%, to $451.9 million for the nine months ended March 31, 2011 from $417.3 million for the nine months ended March 31, 2010. This increase resulted from higher levels of project activity and increased labor costs, partially offset by the $2.7 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 65.5% for the nine months ended March 31, 2011 from 64.7% for the nine months ended March 31, 2010 due primarily to increased headcount and a slower-than-expected ramp up of revenue from strategic partnership-related projects.

PCMS direct costs increased slightly by $0.2 million, or 0.4%, to $56.8 million for the nine months ended March 31, 2011 from $56.6 million for the nine months ended March 31, 2010. This increase was due primarily to a $3.3 million increase in compliance-related consulting service costs; partially offset by a $2.3 million decrease in other business lines (due to lower levels of business activity) and $0.8 million related to the positive impact of foreign currency fluctuations. As a percentage of service revenue, PCMS direct costs decreased to 60.2% from 62.9% for the respective periods as a result of improved productivity and efficiency.

Perceptive direct costs increased by $7.0 million, or 11.7%, to $67.2 million for the nine months ended March 31, 2011 from $60.2 million for the nine months ended March 31, 2010. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs decreased to 57.4% for the nine months ended March 31, 2011 from 60.0% for the nine months ended March 31, 2010. This decrease was due primarily to improved utilization rates and higher revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $16.5 million, or 9.1%, to $198.5 million for the nine months ended March 31, 2011 from $182.0 million for the nine months ended March 31, 2010. This increase was due to a $17.3 million increase primarily in Business Operations, Human Resources, Finance, Facilities, and Marketing; partially offset by the $2.9 million positive impact of foreign currency fluctuations. As a percentage of service revenue, SG&A was 22.0% for the nine months ended March 31, 2011 compared with 21.8% for the nine months ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $2.9 million, or 6.6%, to $47.8 million for the nine months ended March 31, 2011 from $44.9 million for the nine months ended March 31, 2010, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.3% for the nine months ended March 31, 2011 versus 5.4% for the same period in 2010.

Other Benefit

For the nine months ended March 31, 2010, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

Restructuring Charge

For the nine months ended March 31, 2011, we recorded a $0.8 million benefit, primarily related to the finalization of certain severance payments associated with the 2010 Restructuring Plan. For the nine months ended March 31, 2010, we recorded $13.0 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $7.2 million in employee separation benefits associated with the elimination of 180 managerial and staff positions and $5.8 million in costs related to the abandonment of certain property leases.

Income from Operations

Income from operations increased to $80.1 million for the nine months ended March 31, 2011 from $63.0 million for the same period in 2010 due to the factors described above. Income from operations as a percentage of service revenue, or operating margin, increased to 8.9% from 7.5% for the respective periods. This increase in operating margin was due primarily to a decrease in restructuring charges and an improvement in gross profit, as described above.

Other Expense, Net

We recorded net other expense of $22.8 million for the nine months ended March 31, 2011 compared with $17.1 million for the nine months ended March 31, 2010. The $5.7 million increase was due primarily to a $5.4 million increase in miscellaneous expense.

Miscellaneous expense for the nine months ended March 31, 2011 of $14.5 million was primarily attributable to $18.4 million of losses on certain foreign denominated assets and liabilities and the $1.2 million charge for the impairment of certain long-lived assets in France; partly offset by $5.6 million of unrealized gains related to foreign exchange contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which adversely impacted cash flow and delayed the settlement of certain intercompany receivables.

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

Taxes

For the nine months ended March 31, 2011 and 2010, we had an effective income tax rate of 12.1% and 37.6%, respectively. The decrease in tax rate is attributable to a decrease in the projected annual effective tax rate for Fiscal Year 2011 compared to the rate in Fiscal Year 2010, as well as, the impact of quarter-specific items recorded in the second and third quarters of Fiscal Years 2011 and 2010.

The Fiscal Year 2011 projected annual effective tax rate was reduced because of the favorable impact of a change in the geographic distribution of earnings, a reduction in non-deductible expenses outside the United States and a reduction in valuation reserves resulting from improved profitability in the United Kingdom. The change in the distribution of the earnings also resulted in the recognition of quarter-specific reductions in valuation allowances in the United States recorded in the second and third quarter of Fiscal Year 2011 which reduced the effective tax rate for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and provide working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of March 31, 2011, we had cash and cash equivalents of $119.4 million.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of March 31, 2011 and June 30, 2010.

(in millions)	March 31, 2011	June 30, 2010
Billed accounts receivable	$355.7	$229.9
Unbilled accounts receivable	279.8	249.0

Total accounts receivable	635.5	478.9
Deferred revenue	321.0	261.1

Net receivables	$314.5	$217.8

DSO ( in days)	72	49

The increase in DSO for the quarter ended March 31, 2011 compared to the quarter ended June 30, 2010, was due, in part, to short-term disruptions associated with the implementation of our new project accounting and billing system which caused some temporary delays in our ability to bill clients on a timely basis. However, DSO is favorably impacted by customer advances, which are included in deferred revenue balances.

CASH FLOWS

Net cash used in operating activities during the nine months ended March 31, 2011 totaled $40.0 million and consisted of a $73.9 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $49.0 million decrease in accounts payable and other current liabilities (including the payment of Fiscal Year 2010 bonuses), $18.0 million related to deferred taxes and taxes payable/receivable, and a $5.0 million increase in prepaid expenses and other current assets. These uses of cash were partially offset by $50.4 million of net income, $47.8 million for non-cash depreciation and amortization expense, and $7.4 million related to non-cash charges for stock-based compensation. The large increase in the cash used in operating activities is due primarily to the short-term disruptions caused by the implementation of our new project accounting and billing system.

Net cash used in investing activities for the nine months ended March 31, 2011 totaled $25.6 million, consisting of $38.7 million in capital expenditures, primarily computer software and hardware and leasehold improvements, partially offset by $13.0 million from the maturity of marketable securities.

Net cash provided by financing activities for the nine months ended March 31, 2011 totaled $76.8 million and consisted of $73.8 million of borrowings under lines of credit (net of repayments) and $4.5 million in proceeds related to the issuance of common stock in conjunction with our stock option plans and employee stock purchase plan; offset by $1.6 million for the repurchase of the non-controlling interests in one of our subsidiaries. The net cash provided by financing activities included $75.0 million of short-term borrowings under the 2010 Credit Facilities (see below).

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

LINES OF CREDIT

2010 Credit Facilities

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan Chase Bank, N.A. (“JPMorgan”), Bank of America, N.A. (“BOA”) and KeyBank National Association (“KeyBank”), for an aggregate of $75 million. In December 2010, we amended the credit facilities with JPMorgan and BOA to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC Bank USA, National Association (“HSBC”) in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. As of March 31, 2011, we have aggregate borrowings of $75 million outstanding under the credit facilities with JPMorgan, BOA and HSBC (collectively, the “2010 Credit Facilities”).

The loan facility available from JPMorgan (the “JPMorgan Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on June 30, 2011 (the “Maturity Date”). Borrowings made under the JPMorgan Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of 0.75%) based on a ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “2010 Leverage Ratio”), or a fixed rate determined by JPMorgan at its discretion, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the JPMorgan Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the applicable promissory note executed by PAREXEL.

The loan facility available from BOA (the “BOA Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the BOA Facility bear interest, at PAREXEL’s determination, at a rate based on either prime plus a margin (not to exceed a per annum rate of 0.75%) based on the 2010 Leverage Ratio, or based on LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the BOA Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The loan facility available from HSBC (the “HSBC Facility”) consists of a term loan facility for up to $25 million and terminates, with all outstanding loans under it maturing, on the Maturity Date. Borrowings made under the HSBC Facility bear interest, at PAREXEL’s determination, at a rate based on either base rate plus a margin (not to exceed a per annum rate of 0.75%) based on the 2010 Leverage Ratio, or based on adjusted LIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2010 Leverage Ratio. Loans outstanding under the HSBC Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.

The obligations of PAREXEL under the 2010 Credit Facilities may be accelerated upon the occurrence of an event of default under the applicable facility, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to material indebtedness. The proceeds from the 2010 Credit Facilities were used to provide funding to cover short-term cash requirements and to create additional availability of funds until the Maturity Date. The increased short-term working capital needs resulted from the implementation of a new project accounting and billing system, which caused delays in client billing during the fiscal quarter ended September 30, 2010. The issues have now been largely resolved; however, we are still recovering from the impact that delayed billing had with regard to receiving payments from clients. As of March 31, 2011, we had $75 million in principal amount of debt outstanding under the 2010 Credit Facilities, carrying an average annualized interest rate of 1.8%.

The 2010 Credit Facilities contain affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios. As of March 31, 2011, we were in compliance with all covenants under the 2010 Credit Facilities. We plan to repay our $75 million short-term line of credit by June 30, 2011. However, we are also looking at the possibility of an overall refinancing of our existing credit lines in order to lock in currently low financing rates for a longer term.

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

Borrowings made under the 2008 Credit Facility bear interest, at our determination, at a rate based on the highest of prime, the federal funds rate plus .50% and the one-month Adjusted LIBOR Rate (as defined in the 2008 Credit Facility) plus 1.00% (such highest rate, the “Alternate Base Rate”) plus a margin (not to exceed a per annum rate of 0.75%) based on the 2008 Leverage Ratio (defined below), in which case it is a floating interest rate, or based on LIBOR or EURIBOR plus a margin (not to exceed a per annum rate of 1.75%) based on the 2008 Leverage Ratio, in which case the interest rate is fixed at the beginning of each interest period for the balance of the interest period. An interest period is typically one, two, three, or six months. The “2008 Leverage Ratio” is a ratio of the consolidated total debt to consolidated net income before interest, taxes, depreciation and amortization (EBITDA). Loans outstanding under the 2008 Credit Facility may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2008 Credit Facility terminates and any outstanding loans under it mature on June 13, 2013.

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

As of March 31, 2011, we had $213.0 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $123.0 million of principal borrowed under the revolving credit facility and $90.0 million of principal under the term loan, and remaining borrowing availability of approximately $42.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2008 Credit Facility has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of March 31, 2011, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 4.1%.

The 2008 Credit Facility contains affirmative and negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios, minimum interest coverage ratios, a minimum net worth test (which covenant allows for foreign translation adjustments of up to $50 million in connection with the calculations required under such covenant) and maximum capital expenditures requirements, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2011, we were in compliance with all covenants under the 2008 Credit Facility.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We primarily entered into this line of credit to facilitate business transactions with the bank. At March 31, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by PAREXEL and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $50.7 million and $91.0 million at March 31, 2011 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of March 31, 2011, we had approximately $38.3 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2008 Credit Facility, our unsecured senior credit facility, consists of a term loan facility for $150 million and a revolving credit facility for $165 million with a group of lenders (including and managed by JPMorgan), and it is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $8.3 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed approximately $192 million under the 2008 Credit Facility in August 2008 to finance the acquisition of ClinPhone and we borrowed $75 million under the 2010 Credit Facilities to provide working capital. Our only committed external sources of funds are under the 2008 Credit Facility and the 2010 Credit Facilities, both described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2010 Credit Facilities upon maturity in June 2011 and under our 2008 Credit Facility upon maturity in 2013.

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

We made capital expenditures of approximately $38.7 million during the nine months ended March 31, 2011, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 million in Fiscal Year 2011, primarily for computer software and hardware and leasehold improvements.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 62.6% of our consolidated service revenue for the nine months ended March 31, 2011 from operations outside of the U.S., including 24.0% denominated in Euros and 13.4% denominated in pounds sterling. We derived approximately 66.3% of our consolidated service revenue for the nine months ended March 31, 2010 from operations outside of the U.S., including 24.8% denominated in Euros and 15.0% denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of March 31, 2011, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $180.3 million, including an interest rate swap agreement with a notional value of $150 million in connection with the borrowings under our 2008 Credit Facility. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of March 31, 2011, the estimated amount that could be recognized in earnings was a loss of approximately $2.5 million, net of tax.

As of March 31, 2011, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $107.1 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be a gain of approximately $5.6 million.

During the nine months ended March 31, 2011 and 2010, we recorded foreign exchange losses of $12.9 million and $2.4 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $111.8 million at March 31, 2011 and $32.1 million at June 30, 2010. Long-term debt was $177.6 million at March 31, 2011 and $183.7 million at June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes eleven revised or new risk factors (“We face risks arising from the restructuring of our operations;” “If we are unable to attract suitable investigators and volunteers for our clinical trials, our clinical development business might suffer;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “Changes to our computer operating systems, programs or software could adversely impact our business;” “Backlog may not result in revenue, and the rate at which backlog converts into revenue may be slower than historical conversion rates;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” “Our stock price has been, and may in the future be volatile, which could lead to losses by investors;” and “Because we depend on a small number of industries and clients for all of our business, the loss of business from a significant client could harm our business, revenue and financial condition,”) that reflect material developments subsequent to the discussion of risk factors included in the 2010 10-K.

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

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During Fiscal Year, 2010, we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases. Although we believe that all costs associated with the restructuring plan were recorded as of March 31, 2011, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

In May 2011, we adopted a plan to restructure our operations, primarily in the Early Phase business within the CRS segment, to reduce expenses and improve operating efficiencies, better align costs with current and future geographic sources of revenue, and help to strategically reposition Early Phase activities. These actions are expected to result in a pre-tax charge in the aggregate amount of approximately $15 million, of which approximately $4 million is expected to be expensed in the quarter ending June 30, 2011, with the remainder expected to be expensed in the quarters ending September 30, 2011 and December 31, 2011. Although we expect that all costs associated with the restructuring plan will be recorded as of December 31, 2011, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

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

If we are unable to attract suitable investigators and volunteers for our clinical trials, our clinical development business might suffer.

The clinical research studies we run in our CRS segment rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, and the rate of completion of clinical trials is significantly dependent upon the rate of participant enrollment.

Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis. If we are unable to obtain sufficient patient enrollment or investigators to conduct clinical trials as planned, we might need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations might result in us being unable to successfully achieve projected development timelines as agreed with sponsors. In rare cases, it potentially may even lead us to recommend to the trial sponsors the termination of an ongoing clinical trial or development of a product for a particular indication.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 62.6% and 66.3% of total consolidated service revenue for the nine months ended March 31, 2011 and 2010, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 45.2% and 49.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.1% and 11.6% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Changes to our computer operating systems, programs or software could adversely impact our business.

We may make changes to our existing computer operating systems, programs and/or software in an effort to increase our operating efficiency and/or deliver better value to our clients. Such changes may cause disruptions to our operations and have an adverse impact on our business in the short term.

Risks Associated with our Financial Results

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $21.9 million for the fiscal quarter ended March 31, 2011, $28.2 million for the fiscal quarter ended December 31, 2010, $30.0 million for the fiscal quarter ended September 30, 2010, $20.1 million for the fiscal quarter ended June 30, 2010, and $25.8 million for the fiscal quarter ended March 31, 2010. Factors that cause these variations include:

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

Backlog may not result in revenue, and the rate at which backlog converts into revenue may be slower than historical conversion rates.

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

In addition, the rate at which our backlog converts into revenue may slow. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be slower than what we have experienced in the past, particularly in connection with the ramp-up and initiation of strategic partnerships, which could impact our net revenue and results of operations on a quarterly and annual basis. The rate of conversion of backlog from strategic partnerships into revenue has been slower than that experienced historically from traditional client contracts.

Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the nine months ended March 31, 2011 was negatively impacted by approximately $10.0 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2011 and 2010, approximately 24.0% and 24.8% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 13.4% and 15.0%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of March 31, 2011, our total assets included $343.3 million of goodwill and net intangible assets. We assess the realizability of our net intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

In addition, the portion of our backlog that consists of large, multi-year awards from strategic partnerships has grown in recent years and this trend may continue in the future. A higher concentration of backlog from strategic partnerships may result in an imbalance across our project portfolio among projects in the start-up phase, which typically generate lower revenue, and projects in later stages, which typically generate higher revenue. This in turn may cause fluctuations in our revenue and profitability from period to period.

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

As of March 31, 2011, we had $288.0 million principal amount of debt outstanding and remaining borrowing availability of $42.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 3, 2011, the closing sales price of our common stock on the Nasdaq Global Select Market was $22.96 per share. During the period from May 3, 2009 to May 3, 2011, our common stock traded at prices ranging from a high of $27.91 per share to a low of $9.37 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: May 10, 2011	By: /s/ Josef H. von Rickenbach
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer

Date: May 10, 2011	By: /s/ James F. Winschel, Jr.
James F. Winschel, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections