Form 10-K
period 2011-06-30
PAREXEL INTERNATIONAL CORP
filed 2011-08-26
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2010 was approximately $1,211 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 11, 2011 there were 58,975,927 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2011 are incorporated by reference into Part III of this report.

PAREXEL INTERNATIONAL CORPORATION

PART I

ITEM 1. BUSINESS

GENERAL

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, medical communications, clinical pharmacology, patient recruitment, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement consulting, performance improvement, medical imaging services, ClinPhone® randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch and commercialization services, PAREXEL seeks to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. For large pharmaceutical and biotechnology companies, outsourcing these types of services to PAREXEL provides those companies with a high-quality, variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from PAREXEL’s technical resource pool, broad therapeutic area expertise, other advisory services, and global infrastructure, all of which are designed to expedite parallel, multi-country clinical trials and accelerate time-to-market. For smaller bio-pharma companies, PAREXEL provides access to expertise and a virtual and global network that enables them to develop their new products. Our vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications, drug development and process optimization consulting, as well as related information technology products and integration services. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization of clinical trials, productivity issues, upcoming patent expirations, more stringent government regulations, and pricing pressure. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like PAREXEL that are focused on improving the efficiency of the bio-pharma product development process. Moreover, many of our clients are reassessing how they conduct their R&D activities and are now engaging in outsourcing at a more strategic level. One consequence of this reassessment is that they have started to concentrate their outsourced clinical development activities with a smaller number of providers. We believe that our broad range of offerings, our global presence, our information technology solutions, and our expertise in clinical drug development position us well to participate in these strategic partnerships.

PAREXEL is one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we manage 71 locations and have approximately 10,550 employees throughout 52 countries around the world. We have operations in healthcare markets around the world, including the United States (“U.S.”), Canada, China, Taiwan, Japan, Singapore, Korea, Malaysia, the Philippines, Thailand, Indonesia, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Peru, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, Russia, Poland, the Czech Republic, Lithuania, Hungary, Croatia, Serbia, Romania, and Ukraine. During Fiscal Year 2011, we derived 36.4% of our service revenue from the United States and 63.6% from non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report. PAREXEL was incorporated in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since our inception, we have executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance our portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships.

Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy. In August 2008, we completed the acquisition of ClinPhone plc (“ClinPhone”) for approximately $190 million. ClinPhone’s strong clinical technology offering was combined with our Perceptive Informatics business segment to provide an extensive line of products and services throughout the entire clinical development lifecycle. Biopharmaceutical companies have increasingly requested technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the broad technological offering that we provide gives clients a stronger, more comprehensive suite of clinical information technologies.

On February 11, 2008, our Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

DESCRIPTION OF BUSINESS

We provide a broad range of expertise in clinical research, medical communications, consulting, commercialization and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We manage the company in three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

CRS constitutes our core business and includes all phases of clinical research from “first-in-man” trials, where a medicinal entity is tested on human subjects for the first time, through post-marketing studies, following approval by the presiding regulatory body (for example, FDA, EMA or others). CRS service offerings include clinical trials management, observational studies, patient/disease registries and post-marketing surveillance, data management and biostatistics, epidemiology and health economics/outcomes research, clinical logistics, and clinical pharmacology, as well as related medical advisory, patient recruitment, and investigator site services.

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

Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive’s portfolio of products and services includes medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.

The revenue generated by each of our business segments for each of the last three fiscal years is described below under the headings for each segment. The gross profit of each segment for each of the last three fiscal years are described in Note 17 to the consolidated financial statements included in Item 8 of this annual report.

CLINICAL RESEARCH SERVICES (CRS)

Our CRS business segment provides clinical trials management, observational studies, patient/disease registries and post-marketing surveillance, data management and biostatistics, epidemiology and health economics/outcomes research, clinical logistics, and clinical pharmacology, as well as related medical advisory, patient recruitment, and investigator site services. This segment generated service revenue of $922.8 million, or 76.1%, of our consolidated service revenue in Fiscal Year 2011, $870.7 million, or 77.0%, of our consolidated service revenue in Fiscal Year 2010, and $804.2 million, or 76.5%, of our consolidated service revenue in Fiscal Year 2009.

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

Our CRS business segment can manage many aspects of clinical trials including: study and protocol design; Case Report Form (“CRF”) design; paper or electronic questionnaires designed for use in clinical research; site and investigator recruitment; patient enrollment; study monitoring and data collection; data analysis; report writing; and medical services.

Clinical trials are monitored and conducted by CRS in adherence with Good Clinical Practice (“GCP”). The design of efficient CRFs, detailed operations manuals, and site monitoring by our clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. We have adopted standard operating procedures (“SOPs”) that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of our worldwide clinical services.

Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical product development process. The information generated during these trials is critical to gaining marketing approval from the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) based on the recommendation of the Committee for Medicinal Products for Human Use (the “CHMP”), and other comparable regulatory agencies as well as market acceptance by clinicians, patients, and third-party payors. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV. See “Government Regulations” below for additional information regarding processes involved in clinical trials.

Early Phase – The Early Phase group of CRS encompasses the early stages of clinical testing, when a product is first evaluated to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase group of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients of various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, Culver City, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. A bioanalytical laboratory, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is also located in Bloemfontein. With these locations, the Early Phase group offers clinical pharmacology services (including bioanalytical services) with a total of 430 dedicated beds (cooperating partners not included) on three continents.

Phase II-III/PACE – The Phase II-III/Peri Approval Clinical Excellence (“PACE”) group of CRS encompasses the later stages of clinical testing. Through this CRS unit, we assist clients with one or more of the following aspects of clinical trials and studies as described below. CRS performs both full-service and single- or multi-service trials. As a result, our involvement may range from participating in just one aspect of a clinical trial to all aspects of a clinical trial. These services include the following, the majority of which are also provided by our Early Phase group:

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

•

Site and Investigator Recruitment – The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to thousands of investigators who have conducted clinical trials for us. We provide additional services at the clinical investigator site to assist physicians and expedite the clinical research process.

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

•

Clinical Logistics – In association with the clinical trials we conduct, we offer a full range of clinical logistics services that include coordinating investigational drug supply manufacturing, managing import/export requirements, labeling, warehousing, distribution, and inventory control (including the return and destruction of unused trial medication, laboratory services, and ancillary supplies).

PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES (PCMS)

Our PCMS segment provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, and GMP compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization. Service revenue from the PCMS business segment represented $129.7 million, or 10.7%, of consolidated service revenue in Fiscal Year 2011, $121.6 million, or 10.8%, of consolidated service revenue in Fiscal Year 2010, and $121.8 million, or 11.6%, of consolidated service revenue in Fiscal Year 2009. We conduct our PCMS operations through five groups:

•	Integrated Product Development Consulting,

•	Clinical Trial Regulatory Services,

•	Strategic Compliance Consulting,

•	Medical Communications Services, and

•	Commercialization Consulting Services.

Integrated Product Development Consulting – Our Integrated Product Development (“IPD”) consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, Japan and emerging markets in Asia, Middle East and North Africa, and Latin America. These services include drug and device development and regulatory strategy design, scientific and technical evaluation, writing and review services), preparation, review and submission of regulatory applications (both for clinical trials and for marketing authorizations) to regulatory authorities in dozens of countries, regulatory training for client personnel, and expert liaison with the FDA, EMA, and other regulatory agencies around the world. Our IPD consulting group works closely with clients to design product development and regulatory strategies and comprehensive registration programs. Our product development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and regulatory agencies such as the FDA and agencies in the UK, Germany, The Netherlands, Sweden, and France. Our experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product (Non-Clinical, Clinical, CMC, Regulatory) based on their individual and collective expertise and experience, assess the competitive and regulatory environments in specific relation to our clients’ products and business goals, identify deficiencies in client product documentation (“gap analysis”), and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in markets around the world.

Clinical Trial Regulatory Services – Our Clinical Trial Regulatory Services team helps clients to efficiently submit clinical trial applications (CTAs, INDs) to Regulatory Authorities throughout the world. We manage successful interactions with regulatory agencies and deliver world-class regulatory submissions in approximately 75 countries throughout the world.

Strategic Compliance Consulting – Our Strategic Compliance group offers a range of specialized clinical and manufacturing consulting services designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing compliance strategy, assistance with regulatory agency enforcement issues, risk management, GCP, GLP, GTP and current GMP audits, pre-approval inspection readiness, process optimization, organizational alignment, and training. Our Strategic Compliance group offers its clients experienced regulatory and industry professionals – formerly from the FDA, or from the Quality Departments of major biotech, pharmaceutical, and medical device companies.

Medical Communications Services – Our Medical Communications Services (“MedCom”) group assists biopharmaceutical clients in their efforts to achieve optimal market penetration for their products worldwide through expert medical communications and publications services. MedCom utilizes its expertise in strategic consultancy, market and competitive landscaping, publications planning, scientific writing, managed markets, and regulatory compliance to provide effective and compliant scientific communications to a diverse audience of provider, payer, and patient advocacy group stakeholders. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. MedCom supports marketing communication objectives across a broad spectrum of media from publications through interactive technologies. Other services include planning of meetings and exhibits in premier scientific conferences and symposia.

Commercialization Consulting Services – Our Commercialization Consulting Services group provides commercialization strategies and deliverables that address the objectives of commercial stakeholders, such as Health Economics and Outcomes Research, Medical Affairs, Marketing, Reimbursement, and Managed Markets. We offer clients the ability to understand how changing marketplace dynamics may impact product development, product reimbursement, patient access and commercial success. We identify, gather, analyze, and communicate data that is critical to maximizing product value and commercial success. Our services include Commercial & Public, Private, and Managed Markets Access Strategy, Payer Communications and Publications Strategy, and Health Outcomes Analysis, Economic & Budget Impact Modeling. We help our clients better prepare the product for the market, better prepare the market for their product and demonstrate product value in the marketplace.

PERCEPTIVE INFORMATICS (PERCEPTIVE)

Our Perceptive segment provides information technology solutions designed to improve the product development processes of our clients. Perceptive’s portfolio of products and services include medical imaging services, ClinPhone RTSM, CTMS, EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite. Service revenue from our Perceptive business represented $159.5 million, or 13.2%, of consolidated service revenue in Fiscal Year 2011, $138.7 million, or 12.2%, of consolidated service revenue in Fiscal Year 2010, and $124.7 million, or 11.9%, of consolidated service revenue in Fiscal Year 2009.

Through the acquisition of ClinPhone in August 2008, Perceptive became one of the industry’s largest clinical technology providers. Perceptive offers broad and comprehensive access to clinical information technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

E-Clinical Suite – Perceptive offers all of our proprietary products and services (described below) as a seamlessly-integrated eClinical suite. This service provides our clients with the greatest level of benefits that technology can provide in clinical trials.

ClinPhone® Randomization & Trial Supply Management (ClinPhone RTSM) – Perceptive provides automated randomization and logistics management through its ClinPhone RTSM solutions. Our services include both Interactive Voice Response (“IVR”) and Interactive Web Response (“IWR”) technologies.

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

Medical Imaging Services – Perceptive offers products and services that allow our clients to apply and manage medical imaging in clinical trials. Clinical study sponsors increasingly rely on imaging as a surrogate endpoint in support of efficacy and safety. Our therapeutic and imaging experts provide a range of capabilities in the application of imaging techniques from early clinical development through peri-approval studies. These services include:

•	Standardization of imaging and image management at investigative sites

•	Image collection at a central location

•	Development of independent review charters for review and approval by regulatory authorities

•	Employing directly or subcontracting independent reviewers and training these reviewers on the assessment criteria and reviewer roles and responsibilities

•	Management of the logistical processes involved in the independent review

Clinical Trial Management System (CTMS) – We offer CTMS solutions to assist biopharmaceutical companies with the complex process of planning and managing clinical trials. The two software packages that we provide are the IMPACT® and TrialWorks® Clinical Trial Management Systems. The IMPACT solution provides established global pharmaceutical companies with a flexible solution that includes breadth and depth of features, while the TrialWorks solution is particularly well-suited to the emerging biopharmaceutical companies that demand rapid implementation and low cost.

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

Electronic Patient Reported Outcomes (ePRO) – Patient self-reported data is increasingly playing a key part in efficacy and quality of life assessment, patient recruitment, symptom and safety information and medical compliance monitoring. Our ePRO solutions provide the flexibility to choose among the most commonly used ePRO methods, IVR, Web, personal digital assistant (“PDA”), and computer tablet (“Tablet”):

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

Perceptive’s integration solutions and services include our Clinical Technology Integration Platform (CTIP), which is a proprietary environment designed to facilitate seamless two-way exchange of data across different systems via reliable and repeatable integrations. Through our CTIP and dedicated eCTS staff, we can support most integration requirements including validated integrations between our hosted products and key third-party hosted technology solutions.

INFORMATION TECHNOLOGY

We are committed to investing in information technology designed to help us to provide high quality services, competitive, and cost-effective, client-facing solutions, and well-managed internal resources. We have built our information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information technology solutions that address critical aspects of our business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.

We maintain an internal information technology group that is responsible for technological planning, applications development, program management, technical operations, and management of our worldwide computer infrastructure and voice and data networks. Our information systems are designed to support and reinforce all of our policies and procedures while enabling us to respond to the multiple needs of our different clients and regulatory systems. Our systems also enable us to respond quickly to client inquiries regarding progress on projects and, in some cases, to gain direct access to client data on client owned systems.

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

CLIENTS

We have in the past derived, and may in the future derive, a significant portion of our service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years. Our five largest clients accounted for an aggregate of 35%, 27% and 28% of our consolidated service revenue, for the three fiscal years ended June 30, 2011, 2010, and 2009, respectively. No single client accounted for 10% or more of consolidated service revenue in any of Fiscal Years 2011, 2010 or 2009. However, we expect that client concentrations will rise in the future in conjunction with our increasing number of strategic partnerships.

BACKLOG

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and, in some cases, pre-contract commitments which are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2011 was approximately $3,450 million, compared with approximately $2,680 million at June 30, 2010, an increase of 28.5%. Subject to the matters addressed in the following paragraph, we anticipate that approximately $1,150 million of the backlog as of June 30, 2011 will be recognized as service revenue in Fiscal Year 2012 and approximately $2,300 million of the backlog will not be recognized in Fiscal Year 2012.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog are subject to cancellation, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, client decisions to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Additionally, we have been entering into an increasing number of strategic partnerships. As a result, we may see an increased number of delays and/or cancellations impacting the conversion of backlog into revenue. This trend may continue in the future. Generally, our contracts can be terminated upon thirty to sixty days notice by the client. We are typically entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.

COMPETITION

We compete with other biopharmaceutical services companies and other clinical research organizations (“CROs”) that provide one or more of the services currently being offered by us. Some of the larger biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., and Icon plc, offer services that compete directly with our services at many levels.

We believe that the synergies arising from integrating the products and services offered by our different business units, coupled with our global infrastructure (and resulting rapid access to diverse patient populations), technology products and services, and depth of expertise and experience differentiate us from our competitors. Although there are no guarantees that we will continue to do so, we believe that we compete favorably in all of our business areas and segments, as more fully described below.

CRS

The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills, and capabilities. Our CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical services companies, small specialty CROs, and to a small extent, universities, teaching hospitals, and other site organizations. The primary competitors for our CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., and Icon plc.

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

We believe that a central feature of our PCMS service offering is our combination of scientific, regulatory and business expertise. We consider PCMS’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access, and global commercialization and communications strategies. We believe that this broad range of capabilities enables us to help our clients in any country get the right product to the right local and remote markets and the right patients in an efficient and effective manner.

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

EMPLOYEES

As of June 30, 2011, we had 10,550 full-time equivalent employees. Approximately 27.0% of employees are located in North America and approximately 73.0% are located throughout Europe, Asia/Pacific, Africa, and South America. We believe that we have good relationships with our employees.

The success of our business depends upon our ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers in the U.S. and overseas for skilled personnel, particularly those with Ph.D., M.D., or equivalent degrees, is high. We believe that our name recognition and our multinational presence, which allows for international transfers by employees, are an advantage in attracting qualified candidates. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.

GOVERNMENT REGULATIONS

We provide clinical trial services and diverse consulting solutions to the pharmaceutical, biotechnology, and medical device industries worldwide. Lack of success in obtaining approval for the conduct of clinical trials in the countries where we manage clinical trials on behalf of our clients can adversely affect us. We make no guarantees to our clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing authorization applications.

Clinical research services provided by PAREXEL in the U.S. are subject to established and evolving FDA regulations. We are obligated to comply with FDA requirements governing activities such as obtaining Institutional Review Board (IRB) approval and patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 CFR Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP (Good Clinical Practice) standards by the study sponsors and the FDA and other agencies (for example the EMA, European Medicines Agency, and the PMDA, the Japanese Pharmaceutical and Medical Devices Agency) during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical trial and in non-approval or non-clearance of a product application submitted to the FDA or other Regulatory Agencies around the world.

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

Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which we operate. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. We have managed simultaneous regulatory submissions in more than one country for a number of drug sponsors during each of the past ten years. Beginning in 1990, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and regulators in Australia, Canada, the EU, Japan and Latin American countries. The ICH process has sanctioned a single common format for drug and biologic marketing authorization applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.

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

POTENTIAL LIABILITIES AND INSURANCE

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

To reduce our potential liability, we generally seek to incorporate indemnity provisions into our contracts with clients to protect us from liability for adverse reactions to the study drug as well as any negligent acts by the study Sponsor and/or third party physician investigators. These indemnity provisions do not, however, protect us against certain of our own actions, such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured; therefore we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with an uninsured claim that is outside the scope of an indemnity or where an indemnification obligation, although applicable, is not performed in accordance with its terms.

We currently maintain a portfolio of insurance coverage, including a professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to PAREXEL.

AVAILABLE INFORMATION

Our Internet website is http://www.parexel.com. We make available through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available free of charge through our website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 (“MD&A”) contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”).

Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “would,” “intends,” “estimates”, and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our MD&A and our consolidated financial statements and notes to consolidated financial statements. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading “Risk Factors” as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced large contract cancellations and delays, which have adversely affected our operating results, including the cancellation of a late-phase contract during the first quarter of Fiscal Year 2008.

Clients may terminate or delay their contracts for a variety of reasons, including:

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

Some of our clients do not generate revenue and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $14.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.

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

In May 2011, we adopted a plan to restructure our operations, primarily in the Early Phase business within the CRS segment, to reduce expenses and improve operating efficiencies, better align costs with current and future geographic sources of revenue, and help to strategically reposition Early Phase activities. We expect these actions to result in a pre-tax charge in the aggregate amount of approximately $14.5 million, of which approximately $8.5 million was recorded in the quarter ending June 30, 2011, with the remainder expected to be expensed in the quarters ending September 30, 2011 and December 31, 2011. Although we expect that all costs associated with this restructuring plan will be recorded as of December 31, 2011, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

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

Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis. If we are unable to obtain sufficient patient enrollment or investigators to conduct clinical trials as planned, we might need to expend substantial additional funds to obtain access to resources or else be compelled to delay or modify our plans significantly. These considerations might result in our being unable to successfully achieve projected development timelines as agreed with sponsors. In rare cases, it potentially may even lead us to recommend that trial sponsors terminate ongoing clinical trials or development of a product for a particular indication.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 63.6% and 65.4% of total consolidated service revenue for Fiscal Year 2011 and 2010, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 45.7% and 48.5% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.3% and 11.8% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $1.6 million for the fiscal quarter ended June 30, 2011, $21.9 million for the fiscal quarter ended March 31, 2011, $28.2 million for the fiscal quarter ended December 31, 2010, $30.0 million for the fiscal quarter ended September 30, 2010, and $20.1 million for the fiscal quarter ended June 30, 2010. Factors that cause these variations include:

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

Backlog may not result in revenue and the rate at which backlog converts into revenue may be slower than historical conversion rates.

Our backlog is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, as described above, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can be reduced significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we do not fully realize our entire backlog as net revenue.

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for Fiscal Year 2011 was positively impacted by approximately $3.8 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2011 and Fiscal Year 2010, approximately 24.4% and 24.1% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 13.9% and 14.6%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•

Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiaries functional (local) currency. To the extent we are unable to shift the effects of currency fluctuations to the clients; foreign exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

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

As of June 30, 2011, our total assets included $342.3 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2011, 2010, and 2009, our five largest clients accounted for approximately 35%, 27%, and 28% of our consolidated service revenue, respectively. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.

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

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, anti-corruption laws have appeared to conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by persons associated with PAREXEL. Our continued expansion outside the U.S., including in developing countries, could increase such risk in the future. Violations of these laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Risks Associated with Leverage

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2011, we had $245.0 million principal amount of debt outstanding and remaining borrowing availability of $155.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

In addition, the terms of the 2011 Credit Facility provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.

Our existing debt instruments contain covenants that limit our flexibility and prevent us from taking certain actions.

The agreements in connection with our 2011 Credit Facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On June 30, 2011, the closing sales price of our common stock on the Nasdaq Global Select Market was $23.56 per share. During the period from June 30, 2006 to June 30, 2011, our common stock traded at prices ranging from a high of $36.16 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2011, PAREXEL occupied approximately 2,200,000 square feet of building space in 71 locations in 52 countries under various leases that expire between 2011 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	748,000
Europe, Middle East & Africa	1,093,000
Asia/Pacific	359,000

Total	2,200,000

Our largest facilities are located in (a) the United States, where we occupy approximately 691,000 square feet, (b) Germany, where we occupy approximately 431,000 square feet, (c) the United Kingdom, where we occupy approximately 276,000 square feet, (d) India, where we occupy approximately 153,000 square feet, and (e) South Africa, where we occupy approximately 150,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PCMS and Corporate	2019
Berlin, Germany	380,000	All Business Segments and General & Administrative	2016 - 2035
Billerica, MA	157,000	CRS, Perceptive and General & Administrative	2018
Hyderabad, India	139,000	All Business Segments and General & Administrative	2013 - 2014
Lowell, MA	108,000	All Business Segments and General & Administrative	2011
Uxbridge, UK	87,000	CRS, PCMS and General & Administrative	2022
Nottingham, UK	80,000	Perceptive and General & Administrative	2012 - 2015

The following table indicates the approximate square footage of property attributable to each of our operating segments and corporate staff:

Segment	Total Square Feet
CRS	1,098,000
PCMS	274,000
Perceptive	428,000
General and Administrative	400,000

Total	2,200,000

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2011 and 2010, respectively.

	2011		2010
	High	Low	High	Low
First Quarter	$24.63	$19.52	$16.62	$11.54
Second Quarter	$23.25	$16.80	$14.65	$11.78
Third Quarter	$25.21	$19.66	$24.13	$14.10
Fourth Quarter	$27.91	$21.38	$25.64	$19.62

As of August 11, 2011, there were approximately 139 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.

Under the terms of the 2011 Credit Agreement, which is described in “Lines of Credit” in Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we may declare and pay dividends with respect to its equity interests payable solely in additional shares of its common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.

COMPANY STOCK PERFORMANCE GRAPH

Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2006 through June 30, 2011, with the cumulative total return of the Nasdaq U.S. Stock Index and the Nasdaq Health Services Index over the same period. The comparison assumes $100 was invested on June 30, 2006 in PAREXEL’s common stock, in the Nasdaq U.S. Stock Index, and in the Nasdaq Health Services Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2006	2007	2008	2009	2010	2011
PAREXEL International Stock	$100	$146	$182	$100	$150	$163
Nasdaq U.S. Stock Index	$100	$119	$104	$85	$99	$132
Nasdaq Health Services Index	$100	$117	$108	$102	$133	$166

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The information included under the heading “Company Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2011 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30, (in thousands, except per share data and number of employees)
	2011(1)	2010(2)	2009 (3)	2008 (4)	2007
OPERATIONS
Service revenue	$1,212,099	$1,131,039	$1,050,755	$964,283	$741,955
Income from operations	$81,630	$83,109	$75,644	$86,666	$57,566
Net income	$48,786	$41,542	$39,307	$64,640	$37,289
Basic earnings per share	$0.83	$0.72	$0.68	$1.16	$0.68
Diluted earnings per share	$0.81	$0.71	$0.68	$1.12	$0.66

FINANCIAL POSITION
Cash and marketable securities	$89,056	$107,413	$96,352	$51,918	$96,677
Working capital	$317,298	$167,498	$191,705	$146,535	$118,746
Total assets	$1,429,483	$1,220,710	$1,224,461	$948,071	$680,013
Short-term debt	$5,867	$32,082	$32,090	$66,474	$30,463
Long-term debt	$240,102	$183,707	$247,083	$3,465	$277
Stockholders’ equity	$566,004	$439,555	$414,745	$428,091	$316,616

OTHER DATA
Purchases of property and equipment	$60,153	$78,959	$75,181	$67,067	$40,855
Depreciation and amortization	$65,480	$60,320	$52,928	$37,686	$30,855
Number of employees	10,550	9,720	9,275	8,050	6,485
Weighted average shares
Basic	58,634	58,062	57,538	55,896	54,633
Diluted	59,874	58,756	57,847	57,461	56,216

(1)

Income from operations for the year ended June 30, 2011 includes restructuring charges of $4.1 million of facility-related costs, $1.3 million in severance costs, $3.1 million in impairment charges related to exited facilities, $1.1 million in accelerated amortization of financing fees related to debt refinancing, and a $1.1 million asset impairment charge.

(2)

Income from operations for the year ended June 30, 2010 includes restructuring charges of $0.5 million of accelerated depreciation, $5.2 million of facility-related costs and $11.6 million in severance costs; $6.2 million impairment charge on an investment, $4.3 million in legal settlement costs related to a small acquisition which was completed several years ago; the release of $1.1 million in certain reserves due to lower than expected wind-down costs related to the $15 million accrual established in Q2 FY09 for a client contract default (see below); and a $0.4 million asset impairment charge.

(3)

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

(4)	Income from operations for the year ended June 30, 2008 reflects a $0.9 million benefit from changes in restructuring charges related to facilities and severance expenses.

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

•

CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services.

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

•

Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks® CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO.

We conduct a significant portion of our operations in foreign countries. Approximately 63.6% and 65.4% of our consolidated service revenue for the fiscal years ended June 30, 2011 and 2010, respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the Fiscal Year 2011, approximately 24.4% of total consolidated service revenue was denominated in Euros and approximately 13.9% of total consolidated service revenue was denominated in pounds sterling. For the Fiscal Year 2010, approximately 24.1% of total consolidated service revenue was denominated in Euros and approximately 14.6% of total consolidated service revenue was denominated in pounds sterling.

Approximately 90% of our contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required to be paid at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is recognized generally as work is performed. As a result, the timing of cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.

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

ACQUISITIONS

Acquisitions are an important component of our business strategy. We account for acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Since June 30, 2008, we have completed the following acquisition:

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

Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements” and Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements.” We determined that each of our service deliverables has standalone value and base the selling price upon third-party evidence (TPE). TPE is established for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers.

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

BILLED AND UNBILLED ACCOUNTS RECEIVABLE

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

We account for uncertain tax positions in accordance with the provisions of ASC 740, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. In addition, ASC 740 requires financial statement disclosure about uncertainty in income tax reporting positions.

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

GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. Under ASC 350, “Intangibles—Goodwill and Other,” goodwill (and other indefinite-lived intangibles such as tradenames) is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value below its fair value. The impairment testing for goodwill involves determining the fair value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying value. We conducted an impairment assessment in Fiscal Year 2011 using a market approach analysis and a discounted cash flow analysis at the reporting unit level to determine fair value. The discounted cash flow analysis included significant judgment regarding the assumptions used, such as our weighted average cost of capital, revenue growth rates, profit margins, capital expenditures, and other factors that were all based on current strategic forecasts and other financial metrics. As of June 30, 2011, there were no required adjustments to the carrying value of goodwill since the fair value of our net assets were substantially above the carrying value of our net assets at each of our reporting units. Variations over time in the measures and estimates used in the discounted cash flow analysis could result in future impairment of goodwill that could have a material impact to our financial position or our results of operations.

RESULTS OF OPERATIONS

Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K provides a summary of our unaudited quarterly results of operations for the years ended June 30, 2011 and 2010.

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the number of hours of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2011, 2010, and 2009 were as follows:

(in thousands)	Twelve Months Ended		Increase (Decrease)%
	June 30, 2011	June 30, 2010*
Service revenue
CRS	$922,827	$870,721	$52,106	6.0%
PCMS	129,728	121,652	8,076	6.6%
Perceptive	159,544	138,666	20,878	15.1%

Total service revenue	$1,212,099	$1,131,039	$81,060	7.2%

Direct costs
CRS	$616,677	$562,784	$53,893	9.6%
PCMS	77,679	75,266	2,413	3.2%
Perceptive	91,478	80,794	10,684	13.2%

Total direct costs	$785,834	$718,844	$66,990	9.3%

Gross profit
CRS	$306,150	$307,937	$(1,787)	(0.6)%
PCMS	52,049	46,386	5,663	12.2%
Perceptive	68,066	57,872	10,194	17.6%

Total gross profit	$426,265	$412,195	$14,070	3.4%

(in thousands)	Twelve Months Ended		Increase (Decrease)%
	June 30, 2010*	June 30, 2009*
Service revenue
CRS	$870,721	$804,237	$66,484	8.3%
PCMS	121,652	121,785	(133)	(0.1)%
Perceptive	138,666	124,733	13,933	11.2%

Total service revenue	$1,131,039	$1,050,755	$80,284	7.6%

Direct costs
CRS	$562,784	$533,035	$29,749	5.6%
PCMS	75,266	78,116	(2,850)	(3.6)%
Perceptive	80,794	79,814	980	1.2%

Total direct costs	$718,844	$690,965	$27,879	4.0%

Gross profit
CRS	$307,937	$271,202	$36,735	13.5%
PCMS	46,386	43,669	2,717	6.2%
Perceptive	57,872	44,919	12,953	28.8%

Total gross profit	$412,195	$359,790	$52,405	14.6%

*

Effective July 1, 2010, certain selling, general and administrative expenses for Fiscal Years 2010 and 2009 were reclassified as direct costs to conform to the presentation for Fiscal Year 2011. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

FISCAL YEAR ENDED JUNE 30, 2011 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2010

Revenue

Service revenue increased by $81.1 million, or 7.2%, to $1,212.1 million for Fiscal Year 2011 from $1,131.0 million for Fiscal Year 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2011		Fiscal Year 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$484.7	40.0%	$449.3	39.7%
Europe, Middle East & Africa	$553.8	45.7%	$548.4	48.5%
Asia/Pacific	$173.6	14.3%	$133.3	11.8%

For Fiscal Year 2011 compared with the same period in 2010, service revenue in The Americas increased by $35.3 million, or 7.9%; Europe, Middle East & Africa service revenue increased by $5.4 million, or 1.0%; and Asia/Pacific service revenue increased by $40.4 million, or 30.3%. The increases were due primarily to strong new business growth in CRS, especially in the Asia/Pacific region. Growth in The Americas was also due to a change in internal contractual arrangements that determine how much revenue from a client contract is attributed to respective PAREXEL legal entities. In the past, we recognized revenue in respective regions based upon the work performed therein. Furthermore, service revenue in Europe, Middle East & Africa was positively impacted by foreign currency fluctuations of approximately $3.0 million. The positive impact of foreign currency fluctuations in Asia/Pacific was approximately $0.8 million.

On a segment basis, CRS service revenue increased by $52.1 million, or 6.0%, to $922.8 million for Fiscal Year 2011 from $870.7 million for Fiscal Year 2010. The increase was attributable to a $51.5 million improvement in our Phase II-III/PACE business and $2.7 million related to the positive impact of foreign currency fluctuations; partly offset by a $2.1 million decrease in Early Phase. The growth is a result of successful sales efforts over the past year and the continued positive impact of strategic partnerships. However, it has taken longer to recognize revenue from backlog related to strategic partnerships than from backlog related to traditional client contracts.

PCMS service revenue increased by $8.1 million, or 6.6%, to $129.7 million for Fiscal Year 2011 from $121.7 million for the same period in 2010. The increase was due primarily to a $9.5 million increase in strategic compliance-related services due to increased regulatory activities that our clients have encountered. This increase was partially offset by a $1.5 million decrease in other parts of the business.

Perceptive service revenue increased by $20.8 million, or 15.1%, to $159.5 million for Fiscal Year 2011 from $138.7 million for Fiscal Year 2010. The increase was due primarily to an $8.7 million increase in our RTSM business, a $7.6 million increase in Medical Imaging, and a $5.2 million increase in our other business lines. The growth in Perceptive can be attributed to increasing usage of technology in conjunction with clinical trials and successful implementation of our technology strategy.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $67.0 million, or 9.3%, to $785.8 million for Fiscal Year 2011 from $718.8 million for Fiscal Year 2010. As a percentage of total service revenue, direct costs increased slightly to 64.8% from 63.6% for the respective periods.

On a segment basis, CRS direct costs increased by $53.9 million, or 9.6%, to $616.7 million for Fiscal Year 2011 from $562.8 million for Fiscal Year 2010. This increase resulted from higher levels of project activity and increased labor costs and the $6.8 million negative impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 65.8% for Fiscal Year 2011 from 64.6% for Fiscal Year 2010 due primarily to increased headcount and a slower-than-expected realization of revenue from strategic partnership-related projects.

PCMS direct costs increased by $2.4 million, or 3.2%, to $77.7 million for Fiscal Year 2011 from $75.3 million for Fiscal Year 2010. This increase was due primarily to a $5.5 million increase in strategic compliance-related service costs; partially offset by a $3.0 million decrease in other business lines (due to lower levels of business activity). As a percentage of service revenue, PCMS direct costs decreased to 59.9% from 61.9% for the respective periods as a result of improved productivity and efficiency.

Perceptive direct costs increased by $10.7 million, or 13.2%, to $91.4 million for Fiscal Year 2011 from $80.8 million for Fiscal Year 2010. This increase was due primarily to higher RTSM business volume. As a percentage of service revenue, Perceptive direct costs decreased to 57.3% for Fiscal Year 2011 from 58.3% for Fiscal Year 2010. This decrease was due primarily to improved utilization rates and higher revenue growth.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $17.9 million, or 7.1%, to $271.0 million for Fiscal Year 2011 from $253.1 million for Fiscal Year 2010. This increase was primarily due to a $10.2 million increase in rent (due to increased rental space requirements) and other facilities costs (such as telecommunications and utilities, due to an 8.5% increase in overall headcount) and a $7.6 million increase in labor costs, and a $2.0 million negative impact of foreign currency fluctuations; partially offset by a $1.8 million decrease in other areas. As a percentage of service revenue, SG&A was flat at 22.4% for Fiscal Years 2011 and 2010.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $5.2 million, or 8.6%, to $65.5 million for Fiscal Year 2011 from $60.3 million for Fiscal Year 2010, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.4% for Fiscal Year 2011 versus 5.3% for the same period in 2010.

Other (Benefit) Charge

For Fiscal Year 2010, we released $1.1 million of reserves to reflect lower-than-anticipated close-out costs that were related to a biopharma client that filed for bankruptcy protection in Fiscal Year 2009.

Restructuring Charge (Benefit)

For Fiscal Year 2011, we recorded $8.1 million in restructuring charges in association with our restructuring plans, including approximately $3.7 million of facility-related costs, $1.8 million in employee separation benefits associated with the elimination of 54 managerial and staff positions, and $3.1 million in impairment charges related to exited facilities associated with the 2011 Restructuring Plan; offset by $0.5 million of net benefit due to adjustments in previous plans.

For Fiscal Year 2010, we recorded $16.8 million in restructuring charges in association with the 2010 Restructuring Plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases.

Income from Operations

Income from operations decreased to $81.6 million for Fiscal Year 2011 from $83.1 million for the same period in 2010 due the factors described above. Income from operations as a percentage of service revenue, or operating margin, decreased to 6.7% from 7.3% for the respective periods. This decrease in operating margin was due primarily to increases in direct costs described above.

Other Expense, Net

We recorded net other expense of $23.0 million for Fiscal Year 2011 compared with $19.9 million for Fiscal Year 2010. The $3.1 million increase was due to a $1.6 million increase in interest expense, including $1.1 million of accelerated financing fees from the refinancing of our debt, and a $1.5 million increase in miscellaneous expense.

Miscellaneous expense for Fiscal Year 2011 of $11.2 million was primarily attributable to $17.1 million of losses on certain foreign denominated assets and liabilities and the $1.2 million charge for the impairment of certain long-lived assets in France; partly offset by $6.7 million of unrealized gains related to derivatives contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which adversely impacted cash flow and delayed the settlement of certain intercompany transactions.

Miscellaneous expense for Fiscal Year 2010 of $9.6 million included $7.0 million of losses related to derivatives contracts, a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection, and a $0.4 million asset impairment charge; partly offset by $4.4 million in gains on the revaluation of foreign denominated assets/liabilities.

Taxes

For Fiscal Year 2011 and 2010, we had an effective income tax rate of 16.8% and 34.2%, respectively. The decrease in tax rate is primarily attributable to the favorable impact of a change in the geographic distribution of earnings, a reduction in non-deductible expenses outside of the United States, and a reduction in valuation reserves in the United Kingdom and United States. We do not expect that the low rate in Fiscal Year 2011 will carry into Fiscal Year 2012.

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

On a segment basis, CRS service revenue increased by $66.5 million, or 8.3%, to $870.7 million for Fiscal Year 2010 from $804.2 million for Fiscal Year 2009. The growth was attributable to a $47.1 million increase in Phase II-III/PACE, the positive $12.1 million impact of foreign currency exchange rate fluctuations, and a $7.3 million increase in Early Phase. Growth in the Phase II-III/PACE business was largely due to the impact of strategic partnerships and increased business activity in the Asia/Pacific region as a result of global studies and more work for local biopharmaceutical companies. Growth in Early Phase business was a result of increased demand due largely to improvements in the unit’s sales team and approach.

PCMS service revenue decreased nominally to $121.7 million for Fiscal Year 2010 from $121.8 million for the same period in Fiscal Year 2009. The decline was caused by a $2.4 million decrease in health policy and strategic reimbursement services, which was adversely affected by uncertainty in the regulatory markets due to changes in the U.S. healthcare law, and the $0.7 million negative impact of foreign currency exchange rate fluctuations; partly offset by a $3.0 million increase in the consulting business, including strong growth in strategic compliance consulting work.

Perceptive service revenue increased by $14.0 million, or 11.2%, to $138.7 million for Fiscal Year 2010 from $124.7 million for Fiscal Year 2009. The increase was due to an $18.0 million increase in ClinPhone RTSM and support services, a $2.5 million increase in EDC services, and a $2.2 million increase in medical imaging; partly offset by a $7.6 million decrease in CTMS and installation support services, and the $1.1 million negative impact of foreign currency exchange rate fluctuations. The overall increases were due to the trend toward increasing integration of technology into clinical trials. As of Fiscal Year 2010, Perceptive handled more electronic case report forms than paper-based ones. The decrease in CTMS and integration support services was due, in part, to lower demand for perpetual licenses, replaced by increased demand for hosted solutions.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $28.0 million, or 4.0%, to $718.8 million for the Fiscal Year 2010 from $691.0 million for the Fiscal Year 2009. As a percentage of total service revenue, direct costs decreased to 63.6% from 65.8% for the respective periods.

On a segment basis, CRS direct costs increased by $29.8 million, or 5.7%, to $562.8 million for Fiscal Year 2010 from $533.0 million for Fiscal Year 2009. The increase was due to higher business activity levels and the $7.1 million negative impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs decreased to 64.6% for the Fiscal Year 2010 from 66.3% for the Fiscal Year 2009 due primarily to strong performance in Asia/Pacific, the continued effectiveness of cost controls, and improved productivity and efficiency; partly offset by an unfavorable swing in bonus expense.

PCMS direct costs decreased $2.8 million, or 3.6%, to $75.3 million for Fiscal Year 2010 from $78.1 million for Fiscal Year 2009. This decrease was caused mainly by a lower level of activity in the medical communications business. As a percentage of service revenue, PCMS direct costs decreased to 61.9% from 64.1% for the respective periods. This reduction resulted from efforts by PCMS to implement substantial improvements in business processes, mainly related to the strategic marketing portion of the business and the shedding of certain unprofitable service lines.

Perceptive direct costs increased slightly by $1.0 million, or 1.2%, to $80.8 million for Fiscal Year 2010 from $79.8 million for Fiscal Year 2009. The change was due to increases in ClinPhone RTSM and support services activities and higher spending in CTMS and integration support services; partly offset by a decrease in other areas. This latter decrease was due largely to the fact that we had no counterparts to a $1.4 million reserve for a customer dispute in medical imaging and $0.6 million associated with the termination of a (pre-acquisition) Perceptive IVR supplier contract, both recorded in Fiscal Year 2009. As a percentage of service revenue, Perceptive direct costs decreased to 58.3% for Fiscal Year 2010 from 64.0% for Fiscal Year 2009.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by $36.8 million, or 17.0%, to $253.1 million for Fiscal Year 2010 from $216.3 million for Fiscal Year 2009. This increase was due primarily to a $19.3 million increase in personnel costs (driven in part by bonus expense in Fiscal Year 2010 for which there was no comparable bonus expense in Fiscal Year 2009), a $5.4 million increase in sales-related costs (including commissions), $4.3 million related to the legal settlement costs related to a small acquisition which was completed several years ago, $4.3 million in higher rent and other facilities expenses, and $1.6 million related to the negative impact for foreign currency exchange rate movements. As a percentage of service revenue, SG&A increased to 23.6% for Fiscal Year 2010 from 22.1% for Fiscal Year 2009.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $7.4 million, or 14.0%, to $60.3 million for the Fiscal Year 2010 from $52.9 million for the Fiscal Year 2009 primarily due to increased capital expenditures over the prior twenty four months. As a percentage of service revenue, D&A expense increased to 5.3% for the Fiscal Year 2010 from 5.0% for the same period in 2009.

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

Miscellaneous expense for Fiscal Year 2010 of $9.6 million included $7.0 million of losses related to derivatives contracts, a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection, and a $0.4 million asset impairment charge; partly offset by $4.4 million in gains on the revaluation of foreign denominated assets/liabilities. Miscellaneous income for Fiscal Year 2009 of $0.6 million consisted of a $3.0 million legal settlement charge related to a contract dispute, $2.3 million for the write-off of certain impaired assets, $0.9 million of losses related to derivatives contracts, and $1.4 million in other losses; partly offset by $7.0 million of gains on the revaluation of foreign denominated assets/liabilities.

Taxes

For the Fiscal Year 2010 and 2009, we had an effective income tax rate of 34.2% and 38.4%, respectively. The reduction in the tax rate was primarily attributable to a decrease in the reserves required for uncertain tax positions as of June 30, 2010 and improved profitability in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2011, we had cash and cash equivalents of approximately $89.1 million. Our cash is held in deposit accounts and money market funds, which provide us with immediate and unlimited access to funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such restrictions.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2011 and June 30, 2010.

(in millions)	June 30, 2011	June 30, 2010
Billed accounts receivable, net	$341.3	$229.9
Unbilled accounts receivable, net	308.4	249.0

Total accounts receivable	649.7	478.9
Deferred revenue	332.7	261.1

Net receivables	$317.0	$217.8

DSO ( in days)	69	49

The increase in DSO for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, was due, in part, to short-term disruptions in the first half of Fiscal Year 2011 associated with the implementation of our new project accounting and billing system which caused some temporary delays in our ability to bill clients on a timely basis. However, DSO is favorably impacted by customer advances, which are included in deferred revenue balances.

CASH FLOWS

Net cash used in operating activities for Fiscal Year 2011 totaled $1.5 million and was generated by increases of $84.5 million in receivables (net of deferred revenues), a $37.4 million decrease in payables and other current liabilities, $14.5 million in deferred taxes, and a $10.0 million increase in other operating assets. These uses of cash were partially offset by $65.5 million of non-cash charges for depreciation and amortization, net income of $48.8 million, $16.2 million increase in net taxes payable, $10.2 million of non-cash charges for stock-based compensation, and $4.2 million of non-cash impairment charges.

Net cash used in investing activities for Fiscal Year 2011 totaled $45.7 million, including $60.2 million of capital expenditures primarily for computer software and hardware, including a major upgrade to our ERP systems, and leasehold improvements; offset by $13.1 million for the redemption of marketable securities in foreign government treasury certificates.

Net cash provided by financing activities for Fiscal Year 2011 totaled $36.6 million, including $30.5 million of net borrowings under lines of credit (including the refinancing of our outstanding debt in June 2011) and $7.7 million in proceeds related to the issuance of common stock in connection with our stock option and employee stock purchase plans.

Net cash provided by operating activities for Fiscal Year 2010 totaled $157.7 million and was generated by net income of $41.5 million, a $61.9 million increase in accounts payable and other current liabilities, $60.3 million of non-cash charges for depreciation and amortization, $7.0 million of non-cash charges for stock-based compensation, $6.5 million of non-cash impairment charges, and $4.0 million related to increases in tax liabilities. These sources of cash were offset, in part, by increases of $9.7 million in accounts receivable (net of deferred revenues), and a $1.6 million increase in prepaid expenses and other current assets.

Net cash used in investing activities for Fiscal Year 2010 totaled $92.3 million, including $79.0 million of capital expenditures primarily for computer software and hardware, including a major upgrade to our ERP systems, and leasehold improvements and $13.7 million for the purchase of marketable securities in foreign government treasury certificates.

Net cash used in financing activities for Fiscal Year 2010 totaled $56.6 million, and consisted of $63.3 million of net repayments under lines of credit; offset, in part, by $6.8 million in proceeds related to the issuance of common stock in connection with our stock option and employee stock purchase plans.

LINES OF CREDIT

2011 Credit Agreement

On June 30, 2011, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”) and HSBC Bank USA, National Association (“HSBC”) ”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A. (“JPMorgan”) and HSBC, as Joint Syndication Agents, and the lenders party thereto (the “Lenders”) entered into an agreement (the “2011 Credit Agreement”) providing for a five-year term loan of $100 million and a revolving credit facility in the principal amount of up to $300 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (not to exceed a per annum rate of 1.750%).

Loans outstanding under the 2011 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2011 Credit Agreement terminates and any outstanding loans under it mature on June 30, 2016. Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 30, 2016. Repayment of principal borrowed under the term loan facility is due in equal quarterly installments for the annual periods as summarized below, with the final payment of all amounts outstanding, plus accrued interest, being due on June 30, 2016:

•	5% of principal borrowed must be repaid by June 30, 2012;

•	5% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 30, 2013;

•	10% of principal borrowed must be repaid during the one-year period from July 1, 2013 to June 30, 2014;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2014 to June 30, 2015; and

•	60% of principal borrowed must be repaid during the period from July 1, 2015 to June 30, 2016.

On June 30, 2011, we drew down $245.0 million under the 2011 Credit Agreement. The proceeds of the borrowing were used to repay indebtedness of PAREXEL owed under the 2010 Credit Facilities and the 2008 Credit Facility.

We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.400%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.

The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement.

Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.

As of June 30, 2011, we had $145.0 million of principal borrowed under the revolving credit facility and $100.0 million of principal under the term. We have borrowing availability of $155.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. This hedge will expire in September 2011 and we anticipate that it will be replaced by another instrument. As of June 30, 2011, our debt under the 2011 Credit Agreement, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 3.5%.

2010 Credit Facility

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan, Bank of America, and KeyBank National Association (“KeyBank”), for an aggregate of $75 million (the “2010 Credit Facility”). In December 2010, we amended the credit facilities with JPMorgan and Bank of America to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. These amounts were fully repaid with the proceeds from the 2011 Credit Agreement.

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consisted of a $150 million unsecured term loan facility and an unsecured revolving credit facility up to $165 million.

As of June 30, 2010, we had $212.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $100.0 million of principal borrowed under the revolving credit facility and $112.5 million of principal under the term loan. Principal in the amount of $150 million under the 2008 Credit Facility was hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of June 30, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average interest rate of 4.0%. As of June 30, 2011, all outstanding amounts under the 2008 Credit Facility were fully repaid with the proceeds from the 2011 Credit Agreement. In conjunction with this refinancing, we recognized $1.1 million of accelerated financing fees.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At June 30, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $50.2 million and $91.0 million at June 30, 2011 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed $245 million in Fiscal Year 2011 under the 2011 Credit Agreement to refinance our prior debt facilities and to provide working capital. Our primary committed external source of funds is under the 2011 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part I, Item 1A—Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2011 Credit Agreement upon maturity in 2016.

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings under the 2011 Credit Agreement. In addition, under the terms of the 2011 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below.

We made capital expenditures of approximately $60.2 million during the Fiscal Year 2011, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 to $75 million in Fiscal Year 2012, primarily for computer software and hardware and leasehold improvements.

On September 9, 2004, our board of directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. As of June 30, 2010, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. There were no repurchases made during the twelve months ended June 30, 2011.

DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES

The following table summarizes our contractual obligations at June 30, 2011:

(in thousands)	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Debt obligations (principal)	$5,867	$15,000	$225,102	$—	$245,969
Operating leases	53,565	96,331	94,040	325,856	569,792
Purchase obligations*	20,971	12,759	3,429	16	37,175

Total	$80,403	$124,090	$322,571	$325,872	$852,936

*	includes commitments to purchase software, hardware, and services.

The above table does not include approximately $62.2 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

We have letter-of-credit agreements with banks, totaling approximately $7.9 million, guaranteeing performance under various operating leases and vendor agreements. We also have an unsecured facility consisting of a term loan facility for $100 million and a revolving credit facility for $300 million with a group of lenders (the 2011 Credit Agreement) that is guaranteed by certain of our U.S. subsidiaries.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RESTRUCTURING PLANS

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). For Fiscal Year 2011, we recorded $8.5 million in restructuring charges related to the 2011 Restructuring Plan, including approximately $1.8 million in employee separation benefits associated with the elimination of 54 managerial and staff positions, $3.6 million in costs related to the abandonment of certain property leases, and $3.1 million in impairment charges related to exited facilities. We expect to record additional charges of approximately $6.0 million in the first half of Fiscal Year 2012.

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During Fiscal Year 2010, we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases. During Fiscal Year 2011, we recorded $1.4 million of provision adjustments, related primarily to employee severance costs. We believe that all costs associated with this restructuring plan have been recorded as of June 30, 2011.

In Fiscal Year 2011, we recorded $1.0 million of restructuring charges related to older plans, primarily for changes in sub-leases of abandoned properties.

INFLATION

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 establishes a global standard for applying fair value measurement and is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 63.6% of our consolidated service revenue for the twelve months ended June 30, 2011 from operations outside of the U.S., including 24.4% denominated in Euros and 13.9% denominated in pounds sterling. We derived approximately 65.4% of our consolidated service revenue for the twelve months ended June 30, 2010 from operations outside of the U.S., including 24.1% denominated in Euros and 14.6% denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of June 30, 2011, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $181.0 million, including an interest rate swap agreement with a notional value of $150 million in connection with our variable-rate borrowings. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, and currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2011, the estimated amount that could be recognized in other income was a loss of approximately $1.0 million, net of tax. This hedge will expire in September 2011 and we anticipate that it will be replaced by another instrument.

As of June 30, 2011, the notional value of derivatives (primarily foreign exchange derivative) that were not designated as hedging instruments under ASC 815 was approximately $157.6 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $2.1 million.

During the twelve months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $10.4 million and $2.5 million, respectively. We acknowledge our exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $5.9 million at June 30, 2011 and $32.1 million at June 30, 2010. Long-term debt was $240.1 million at June 30, 2011 and $183.7 million at June 30, 2010.

MARKETABLE SECURITIES

As of June 30, 2011, we held no marketable securities. As of June 30, 2010, the value of our marketable securities was $12.2 million.

Item 8. Financial Statements and Supplementary Data

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended June 30,
	2011	2010	2009
Service revenue	$1,212,099	$1,131,039	$1,050,755
Reimbursement revenue	210,326	204,836	196,126

Total revenue	1,422,425	1,335,875	1,246,881

Costs and expenses:
Direct costs	785,834	718,844	690,965
Reimbursable out-of-pocket expenses	210,326	204,836	196,126
Selling, general and administrative	271,049	253,100	216,251
Depreciation	55,549	49,943	43,373
Amortization	9,931	10,377	9,555
Other (benefit) charge	—	(1,144)	15,000
Restructuring charge (benefit)	8,106	16,810	(33)

Total costs and expenses	1,340,795	1,252,766	1,171,237
Income from operations	81,630	83,109	75,644
Interest income	5,167	5,077	12,718
Interest expense	(17,010)	(15,403)	(23,948)
Miscellaneous expense, net	(11,153)	(9,608)	(576)

Total other expense, net	(22,996)	(19,934)	(11,806)
Income before provision for income taxes	58,634	63,175	63,838
Provision for income taxes	9,848	21,633	24,531

Net income	$48,786	$41,542	$39,307

Earnings per share:
Basic	$0.83	$0.72	$0.68
Diluted	$0.81	$0.71	$0.68
Weighted average shares:
Basic	58,634	58,062	57,538
Diluted	59,874	58,756	57,847

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$89,056	$95,170
Marketable securities	—	12,243
Billed and unbilled accounts receivable, net	649,643	478,926
Prepaid expenses	31,810	27,340
Deferred tax assets	17,817	28,932
Income taxes receivable	6,347	—
Other current assets	12,905	8,502

Total current assets	807,578	651,113
Property and equipment, net	201,342	187,888
Goodwill	262,313	248,226
Other intangible assets, net	79,958	87,114
Non-current deferred tax assets	31,434	7,193
Long-term income taxes receivable	20,222	17,737
Other assets	26,636	21,439

Total assets	$1,429,483	$1,220,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,867	$32,082
Accounts payable	31,724	34,353
Deferred revenue	311,896	247,462
Accrued expenses	35,949	35,994
Accrued restructuring charges, current portion	4,689	7,760
Accrued employee benefits and withholdings	79,542	87,606
Current deferred tax liabilities	17,216	15,977
Income taxes payable	—	2,840
Other current liabilities	3,397	19,541

Total current liabilities	490,280	483,615

Long-term debt, net of current portion	240,102	183,707
Non-current deferred tax liabilities	30,987	32,235
Long-term accrued restructuring charges, less current portion	4,709	2,318
Long-term income tax liabilities	57,816	48,232
Long-term deferred revenue	20,766	13,618
Other liabilities	18,819	17,430

Total liabilities	863,479	781,155

Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000 at June 30, 2011 and 2010; shares issued and outstanding: 59,004,028 and 58,433,717 at June 30, 2011 and 2010, respectively	584	578
Additional paid-in capital	251,045	233,677
Retained earnings	295,520	246,734
Accumulated other comprehensive income (loss)	18,855	(41,434)

Total stockholders’ equity	566,004	439,555

Total liabilities and stockholders’ equity	$1,429,483	$1,220,710

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital
Balance at June 30, 2008	56,772	$567	$209,410	$165,885	$52,229	$428,091
Shares issued under stock option/employee stock purchase plans	575	6	4,837	—	—	4,843
Stock-based compensation	—	—	7,313	—	—	7,313
Vested restricted stock, net of shares surrendered for tax	436	(1)	(1,711)	—	—	(1,712)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	352	352	352
Foreign currency translation adjustment	—	—	—	—	(63,449)	(63,449)	(63,449)
Net income	—	—	—	39,307	—	39,307	39,307

Total comprehensive loss							$(23,790)

Balance at June 30, 2009	57,783	$572	$219,849	$205,192	$(10,868)	$414,745

Shares issued under stock option/employee stock purchase plans	651	6	6,811	—	—	6,817
Stock-based compensation	—	—	7,017	—	—	7,017
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(6,889)	(6,889)	(6,889)
Foreign currency translation adjustment	—	—	—	—	(23,677)	(23,677)	(23,677)
Net income	—	—	—	41,542	—	41,542	41,542

Total comprehensive income							$10,976

Balance at June 30, 2010	58,434	$578	$233,677	$246,734	$(41,434)	$439,555

Shares issued under stock option/employee stock purchase plans	570	6	7,680	—	—	7,686
Stock-based compensation	—	—	10,162	—	—	10,162
Purchase of non-controlling interests	—	—	(474)	—	—	(474)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	7,156	7,156	7,156
Foreign currency translation adjustment	—	—	—	—	53,133	53,133	53,133
Net income	—	—	—	48,786	—	48,786	48,786

Total comprehensive income							$109,075

Balance at June 30, 2011	59,004	$584	$251,045	$295,520	$18,855	$566,004

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended June 30,
	2011	2010	2009
Cash flow from operating activities:
Net income	$48,786	$41,542	$39,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,480	60,320	52,928
Stock-based compensation	10,162	7,017	7,313
Loss (gain) on disposal of assets	289	(719)	578
Deferred income taxes	(14,462)	(11,168)	23,547
Impairment charges	4,245	6,513	2,300
Provision for losses on receivables, net	1,783	2,566	17,759
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(142,051)	(20,873)	(41,294)
Prepaid expenses and other current assets	(1,719)	(1,746)	18,616
Other assets	(8,564)	(11,510)	(48,635)
Accounts payable	(4,786)	3,908	2,863
Deferred revenue	55,792	8,567	68,316
Other current liabilities	(37,741)	52,354	(30,177)
Long-term income taxes payable, net of long-term income taxes receivable	16,169	15,165	(3,968)
Other liabilities	5,162	5,760	654

Net cash (used in) provided by operating activities	(1,455)	157,696	110,107

Cash flow from investing activities:
Purchases of marketable securities	—	(13,724)	—
Proceeds from sale of marketable securities	13,058	—	—
Purchases of property and equipment	(60,153)	(78,959)	(75,181)
Acquisition of businesses	—	(32)	(190,250)
Proceeds from sale of assets	1,394	394	343

Net cash used in investing activities	(45,701)	(92,321)	(265,088)

Cash flow from financing activities:
Proceeds from issuance of common stock	7,686	6,817	4,843
Borrowings under lines of credit	440,000	52,000	382,961
Repayments under lines of credit	(407,500)	(113,000)	(175,461)
(Repayments) borrowings under long-term debt	(2,071)	(2,377)	581
Purchase of non-controlling interests	(1,550)	—	—
Tax withholding payments from restricted stock surrenders	—	—	(1,712)

Net cash provided by (used in) financing activities	36,565	(56,560)	211,212

Effect of exchange rate changes on cash and cash equivalents	4,477	(9,997)	(11,797)

Net (decrease) increase in cash and cash equivalents	(6,114)	(1,182)	44,434
Cash and cash equivalents at beginning of year	95,170	96,352	51,918

Cash and cash equivalents at end of year	$89,056	$95,170	$96,352

Supplemental disclosures of cash flow information

Net cash paid during year for:
Interest paid	$17,535	$14,942	$23,547
Income taxes, net of refunds	$31,947	$21,599	$35,640

Supplemental disclosures of investing activities:
Fair value of assets acquired and goodwill	$—	$32	$241,617
Liabilities assumed	—	—	(51,367)

Cash paid for acquisitions	$—	$32	$190,250

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, medical imaging services, ClinPhone® RTSM, CTMS, EDC, web-based portals, systems integration, patient diary applications, and other drug development consulting services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PAREXEL International Corporation, our wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Effective July 1, 2010, certain selling, general and administrative expenses for the twelve months ended June 30, 2010 and 2009 were reclassified as direct costs to conform to the presentation for the fiscal year ending June 30, 2011 (“Fiscal Year 2011”). Additionally, certain deferred costs and deferred revenue related to some of our Perceptive start-up costs and services were reclassified to long-term other assets and long-term deferred revenue. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share, total assets, or total liabilities.

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

Fair Values of Financial Instruments

The fair value of our cash and cash equivalents, marketable securities, accounts receivable, and accounts receivable approximates the carrying value of these financial instruments because of the short-term nature of any maturities. The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest. We determine the estimated fair values of other financial instruments, including equity and risk management instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or input from independent investment bankers.

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

Revenue from fee-for-service contracts generally is recognized as units of output are delivered. Revenue on fixed-price contracts is measured by applying a proportional performance model using output units, such as site or investigator recruitment, patient enrollment, data management, or other deliverables common to our CRS business. Performance-based output units are pre-defined in contracts and revenue is recognized based upon actual units of completion. Revenue related to changes in contract scope, which are subject to client approval, is recognized when realization is assured and amounts are reasonably determinable.

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

Reimbursement Revenue & Investigator Fees

Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. As is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, since such fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $185.5 million, $200.9 million, and $189.2 million for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. As of June 30, 2011 and June 30, 2010, we had approximately $15.5 million and $41.5 million, respectively, in money-market accounts that are considered to be cash equivalents.

Marketable Securities

We account for investments in debt and equity securities in accordance with ASC 320, “Investments—Debt and Equity Securities.” Our marketable securities are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Securities held at June 30, 2010 are foreign government treasury certificates with original maturities over 90 days but less than one year and we have elected to account for these investments under the fair value option to better represent the value of our assets. Income related to these securities is reported as a component of interest income in our Consolidated Statements of Income. As of June 30, 2011, we held no marketable securities.

Concentration of Credit Risk

Financial instruments, which may potentially expose PAREXEL to concentrations of credit risk, include trade accounts receivable. We perform ongoing credit evaluations of clients’ financial condition and, generally, do not require collateral. However, we maintain reserves for potential credit losses based on historic collectability and specific identification of potential problem accounts. Such losses, in the aggregate, have not exceeded management expectations. We write off uncollectible invoices when collection efforts have been exhausted. Our largest client accounted for 9%, 8%, and 9% of consolidated service revenue, in Fiscal Years 2011, 2010, and 2009, respectively.

We have approximately 5 different counterparties in our derivative contracts, which include interest rate swaps and foreign currency hedges. Each of these counterparties is in the financial services industry and is subject to the credit risks inherent to that industry.

Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue

Billed accounts receivable represent amounts for which invoices have been sent to clients. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Uncollectible invoices are written off when collection efforts have been exhausted.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives of 40 years for buildings, 3 to 8 years for computer software and hardware, and 5 years for office furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the remaining lease term, which include lease extensions when reasonably assured. Charges resulting from the amortization of assets recorded under capital leases are included with depreciation expense. Repair and maintenance costs are expensed as incurred.

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

Research and Development Costs

The Company incurs ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $23.0 million, $21.0 million, and $21.4 million in Fiscal Years 2011, 2010, and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

Goodwill

PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value. Fair values are established primarily using a discounted cash flow methodology, which is based on strategic business plans and long-term forecasts. We have performed our annual impairment test, with no evidence of impairment of our goodwill balance for Fiscal Years 2011 and 2010.

The changes in the carrying amount of goodwill balances for Fiscal Years 2011 and 2010 were as follows (in thousands):

Carrying amount as of June 30, 2009	$247,612

FY 2010
ClinPhone acquisition adjustments	7,347
Effect of changes in exchange rates used for translation	(6,733)

Carrying amount as of June 30, 2010	$248,226

FY 2011
Effect of changes in exchange rates used for translation	14,087

Carrying amount as of June 30, 2011	$262,313

As of June 30, 2011, the carrying value of our goodwill by business segment was $131.7 million in CRS, $4.4 million in PCMS, and $126.2 million in Perceptive.

Intangible Assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable. Indefinite-lived assets are reviewed annually. These evaluations involve various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, we would record an impairment based on the fair value of the assets at the date of the impairment.

As of June 30, 2011, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Customer relationships & backlog	12.7	$79,560	$32,414	$47,146
Technology & other intangibles	8.0	26,330	12,350	13,980
Tradename*	NA	22,158	3,326	18,832

Total intangible assets		$128,048	$48,090	$79,958

*	The tradename acquired in the ClinPhone acquisition has an indefinite useful life.

As of June 30, 2010, intangible assets consisted of the following (in thousands):

Intangible Asset	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Customer relationships & backlog	12.7	$79,560	$27,058	$52,502
Non-compete agreements	2.9	1,688	1,688	—
Technology & other intangibles	8.0	26,330	10,071	16,259
Tradename*	NA	22,158	3,805	18,353

Total intangible assets		$129,736	$42,622	$87,114

*	The tradename acquired in the ClinPhone acquisition has an indefinite useful life.

The changes in the carrying amounts of intangible assets for Fiscal Years 2011 and 2010 were as follows (in thousands):

Carrying amount as of June 30, 2009	$98,799

FY 2010
Amortization	(10,376)
Effect of changes in rates used for translation	(1,309)

Carrying amount as of June 30, 2010	$87,114

FY 2011
Amortization	(9,931)
Effect of changes in rates used for translation	2,775

Carrying amount as of June 30, 2011	$79,958

Estimated amortization expense for the next five years is as follows (in thousands):

FY 2012	FY 2013	FY 2014	FY 2015	FY 2016
$9,257	$8,614	$7,987	$6,951	$6,291

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

Foreign Currency

Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in other expense, net in the consolidated statements of operations. Transaction (losses) gains were $(10.4) million, $(2.5) million, and $6.1 million in Fiscal Years 2011, 2010, and 2009, respectively.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 establishes a global standard for applying fair value measurement and is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3. ACQUISITIONS

We account for our acquisitions using the purchase method in accordance with ASC 805, “Business Combinations.” The results of operations of each acquisition have been included in the accompanying consolidated financial statements as of the dates of the acquisition.

ClinPhone - On August 14, 2008, we acquired ClinPhone plc (“ClinPhone”), a company traded on the London Stock Exchange, for approximately $190 million. The combined business offers access to a broad array of telecommunications and web-based (“eClinical”) technologies and resources, providing clients and service providers with the benefits of an extensive line of products and services throughout the entire clinical development lifecycle.

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

•

Under our interest rate hedging program, we swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The objective of this program is to reduce the variability of cash flows related to fluctuations in market rates of interest. We initially entered into swap agreements for intervals of up to 3 years, of which all amounts are expected to come due in the next 12 months.

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

The following table presents the notional amounts and fair values of our derivatives as of June 30, 2011 and June 30, 2010 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	June 30, 2011		June 30, 2010
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(1,176)	$150,000	$(5,062)
Foreign exchange contracts	31,016	620	63,849	(4,996)

Total designated derivatives	$181,016	$(556)	$213,849	$(10,058)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$49,633	$419	$41,969	$(4,161)
Foreign exchange contracts	107,932	1,126	89,138	(1,027)

Total non-designated derivatives	$157,565	$1,545	$131,107	$(5,188)

Total derivatives	$338,581	$989	$344,956	$(15,246)

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to accumulated other comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to other income (expense) on the income statement. The amounts recognized for the twelve months ended June 30, 2011 and 2010 in other comprehensive income are presented below (in thousands):

	Twelve Months Ended
	June 30, 2011	June 30, 2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net	$2,527	$208
Foreign exchange contracts, net	4,629	(7,097)

Total designated derivative unrealized gain (loss), net	$7,156	$(6,889)

During Fiscal Year 2010, we reclassified approximately $0.4 million into miscellaneous expense, as a result of contract settlements. During Fiscal Years 2011 and 2010, there were no amounts recorded to reflect ineffective portions of any hedges. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $1.0 million due to contract maturity.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to other expense, net on the income statement. The amounts recognized for the twelve months ended June 30, 2011 and 2010 are presented below (in thousands):

	Twelve Months Ended
	June 30, 2011	June 30, 2010
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	$4,580	$(4,161)
Foreign exchange contracts	2,153	(2,791)

Total non-designated derivative unrealized gain (loss), net	$6,733	$(6,952)

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Billed	$348,204	$238,430
Unbilled	315,706	253,511
Provision for losses on receivables	(14,267)	(13,015)

Total	$649,643	$478,926

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Owned assets:
Computer software	$214,845	$168,534
Computer and office equipment	96,764	79,310
Leasehold improvements	87,606	81,097
Medical equipment	19,492	17,045
Furniture and fixtures	27,474	22,534
Buildings	3,811	4,472
Office equipment & other assets	24,596	19,249

Total	474,588	392,241
Less: accumulated depreciation	(273,246)	(204,353)

Total	$201,342	$187,888

We retired $0.9 million, $2.0 million and $4.6 million of fully-depreciated assets for Fiscal Years 2011, 2010, and 2009, respectively.

In November 2010, a tenant in one of our buildings in France ended its lease and we have been unsuccessful in finding a new tenant. As a result, we evaluated the rental markets and property values in that area and recorded a $1.2 million impairment loss in miscellaneous expense reflecting the difference between the carrying value of this property and its fair value.

In June 2011, we recorded a $3.1 million loss related to the impairment of exited facilities in association with the 2011 Restructuring Plan, reflecting the difference between the carrying value of this property and its fair value.

During Fiscal Years 2010 and 2009, we recorded impairment expense of $0.4 million and $2.3 million, respectively.

NOTE 7. RESTRUCTURING CHARGES

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The plan focused primarily on the Early Phase business and corporate functions. For Fiscal Year 2011, we recorded $8.5 million in restructuring charges related to the 2011 Restructuring Plan, including approximately $1.8 million in employee separation benefits associated with the elimination of 54 managerial and staff positions, $3.7 million in costs related to the abandonment of certain property leases, and $3.1 million in impairment charges related to exited facilities.

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

The Pre-2010 Plans reflect the reserves related to various restructuring plans adopted by us since Fiscal Year 2005. In Fiscal Year 2011, we recorded $1.0 million of restructuring charges related to these plans, primarily for changes in sub-leases of abandoned properties.

Changes in the restructuring accrual during Fiscal Years 2011, 2010, and 2009 are summarized below:

(in thousands)	Balance at June 30, 2010	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2011
2011 Restructuring Plan
Employee severance costs	$—	$1,790	$(168)	$1,622
Facilities-related charges	—	3,663	57	3,720
2010 Restructuring Plan
Employee severance costs	5,221	(832)	(3,229)	1,160
Facilities-related charges	3,337	(513)	(1,969)	855
Other charges	54	(31)	(23)	—
Pre-2010 Plans
Facilities-related charges	1,466	940	(365)	2,041

Total	$10,078	$5,017	$(5,697)	$9,398

	Balance at June 30, 2009	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2010
2010 Restructuring Plan
Employee severance costs	$—	$11,618	$(6,397)	$5,221
Facilities-related charges	—	5,117	(1,780)	3,337
Other charges	—	75	(21)	54
Pre-2010 Plans
Facilities-related charges	2,144	—	(678)	1,466

Total	$2,144	$16,810	$(8,876)	$10,078

	Balance at June 30, 2008	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at June 30, 2009
Pre-2010 Plans
Facilities-related charges	$5,244	$(33)	$(3,067)	$2,144

Total	$5,244	$(33)	$(3,067)	$2,144

NOTE 8. CREDIT ARRANGEMENTS

2011 Credit Agreement

On June 30, 2011, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”) and HSBC Bank USA, National Association (“HSBC”) ”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A. (“JPMorgan”) and HSBC, as Joint Syndication Agents, and the lenders party thereto (the “Lenders”) entered into an agreement (the “2011 Credit Agreement”) providing for a five-year term loan of $100 million and a revolving credit facility in the principal amount of up to $300 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (not to exceed a per annum rate of 1.750%).

Loans outstanding under the 2011 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2011 Credit Agreement terminates and any outstanding loans under it mature on June 30, 2016. Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 30, 2016. Repayment of principal borrowed under the term loan facility is due in equal quarterly installments for the annual periods as summarized below, with the final payment of all amounts outstanding, plus accrued interest, being due on June 30, 2016:

•	5% of principal borrowed must be repaid by June 30, 2012;

•	5% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 30, 2013;

•	10% of principal borrowed must be repaid during the one-year period from July 1, 2013 to June 30, 2014;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2014 to June 30, 2015; and

•	60% of principal borrowed must be repaid during the period from July 1, 2015 to June 30, 2016.

On June 30, 2011, we drew down $245.0 million under the 2011 Credit Agreement. The proceeds of the borrowing were used to repay indebtedness of PAREXEL owed under the 2010 Credit Facilities and the 2008 Credit Facility.

We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.400%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.

The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement.

Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.

As of June 30, 2011, we had $145.0 million of principal borrowed under the revolving credit facility and $100.0 million of principal under the term loan. We have borrowing availability of $155.0 million under the revolving credit facility. Principal in the amount of $150 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. This hedge will expire in September 2011 an we anticipate that it will be replaced by another instrument. As of June 30, 2011, our debt under the 2011 Credit Agreement, including the $150 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 3.5%.

2010 Credit Facility

In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan, Bank of America, and KeyBank National Association (“KeyBank”), for an aggregate of $75 million (the “2010 Credit Facility”). In December 2010, we amended the credit facilities with JPMorgan and Bank of America to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. These amounts were fully repaid with the proceeds from the 2011 Credit Agreement.

2008 Credit Facility

On June 13, 2008, PAREXEL, certain subsidiaries of PAREXEL, JPMorgan, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and the lenders party thereto (the “Lenders”) entered into an agreement for a credit facility (as amended and restated as of August 14, 2008 and as further amended by the first amendment thereto dated as of December 19, 2008, the “2008 Credit Facility”) in the principal amount of up to $315 million (collectively, the “Loan Amount”). The 2008 Credit Facility consisted of a $150 million unsecured term loan facility and an unsecured revolving credit facility up to $165 million.

As of June 30, 2010, we had $212.5 million in principal amount of debt outstanding under the 2008 Credit Facility, consisting of $100.0 million of principal borrowed under the revolving credit facility and $112.5 million of principal under the term loan. Principal in the amount of $150 million under the 2008 Credit Facility was hedged with an interest rate swap agreement and carries a fixed interest rate of 4.8%. As of June 30, 2010, our debt under the 2008 Credit Facility, including the $150 million of principal hedged with an interest swap agreement, carried an average interest rate of 4.0%. As of June 30, 2011, all outstanding amounts under the 2008 Credit Facility were fully repaid with the proceeds from the 2011 Credit Agreement. In conjunction with this refinancing, we recognized $1.1 million of accelerated financing fees.

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At June 30, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $50.2 million and $91.0 million at June 30, 2011 and June 30, 2010, respectively. However, on a net basis, we have surplus cash balances over all accounts for the respective periods.

NOTE 9. STOCKHOLDERS’ EQUITY

On February 11, 2008, our Board of Directors approved a two-for-one stock split. The record date for the stock split was February 22, 2008. The stock split was completed on March 3, 2008. All share and per share amounts for all periods presented have been adjusted to reflect the effect of this stock split.

On September 9, 2004, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of our common stock to be repurchased in the open market subject to market conditions. Unless terminated earlier by resolution of the Board of Directors, this repurchase program will expire when the entire amount authorized has been fully utilized. Through June 30, 2011, we had acquired 1,240,828 shares at a total cost of $14.0 million under this program. No stock was repurchased during Fiscal Year 2011 or 2010.

NOTE 10. EARNINGS PER SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, restricted stock awards/units, and shares issuable under our employee stock purchase plan. The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2011	2010	2009
Net income attributable to common shares	$48,786	$41,542	$39,307

Weighted average number of shares outstanding, used in computing basic earnings per share	58,634	58,062	57,538
Dilutive common stock equivalents	1,240	694	309

Weighted average shares used in computing diluted earnings per share	59,874	58,756	57,847

Basic earnings per share	$0.83	$0.72	$0.68
Diluted earnings per share	$0.81	$0.71	$0.68
Anti-dilutive options*	1,478	1,741	1,388

*	We excluded these options from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) has been calculated by PAREXEL in accordance with ASC 220, “Comprehensive Income.” The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance as of June 30, 2008	$52,712	$(483)	$52,229
Changes during Fiscal Year 2009	(63,449)	352	(63,097)

Balance as of June 30, 2009	$(10,737)	$(131)	$(10,868)
Changes during Fiscal Year 2010	(23,677)	(6,889)	(30,566)

Balance as of June 30, 2010	$(34,414)	$(7,020)	$(41,434)

Changes during Fiscal Year 2011	53,133	7,156	60,289

Balance as of June 30, 2011	$18,719	$136	$18,855

The unrealized gain (loss) on derivative instruments is net of taxes of $0.5 million in Fiscal Year 2011, $(3.0) million in Fiscal Year 2010, and $0.2 million in Fiscal Year 2009 and net of amounts reclassified to other expense, net, of $0.0 million in Fiscal Year 2011, $(0.4) million in Fiscal Year 2010, and $0.4 million in Fiscal Year 2009.

NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

We account for stock-based compensation under ASC 718, “Compensation-Stock Compensation.” The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options (generally over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options is estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on implied and historical volatilities and PAREXEL uses historical data to estimate option exercise behavior. The expected term represents an estimate of the period of time we expect the options to remain outstanding based on historical exercise and termination data. The dividend yield equals the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is the rate at the date of grant for a zero-coupon U.S. Treasury bond with a term that approximates the expected term of the option. The following weighted average assumptions were used in the Black-Scholes option-pricing model for awards issued during the respective periods:

	For the years ended June 30,
	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.9%	55.4%	55.5%
Risk-free interest rate	1.56%	2.32%	2.04%
Expected term (in years)	5.10	5.00	5.37

For the last three fiscal years, we recognized the following stock-based compensation expense:

	For the years ended June 30,
(in thousands)	2011	2010	2009
Direct costs related	$1,582	$2,062	$2,241
Selling, general and administrative related	8,580	4,955	5,072

Total stock-based compensation	$10,162	$7,017	$7,313

For Fiscal Years 2011, 2010, and 2009, the tax benefit related to stock compensation expense that we recognized was $3.5 million, $2.3 million, and $2.5 million, respectively. As of June 30, 2011, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $14.3 million, which will be recognized over a weighted-average period of 1.6 years.

Stock Options

The Compensation Committee of the Board of Directors is responsible for administration of PAREXEL’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.

We adopted stock incentive plans in December 2010, December 2007, and September 2005, each of which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to 2,000,000 shares of common stock (6,000,000 shares in aggregate) to employees, officers, directors, consultants, and advisors. The granting of awards under these plans is discretionary and the individuals who may become participants and receive awards under these plans, and the number of shares they may acquire, are not determinable.

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

The following table summarizes information related to stock option activity for the respective periods:

	For the years ended June 30,
(in thousands, except per share data)	2011	2010	2009
Weighted-average fair value of options granted per share	$10.81	$7.09	$6.84
Intrinsic value of options exercised	$5,246	$5,228	$7,230
Cash received from options exercised	$5,671	$4,884	$3,265

Stock option activity for the year ended June 30, 2011 was:

	Number of Options	Weighted-Average Exercise Price
Balance on June 30, 2010	3,853,399	$15.33
Granted	418,200	$21.96
Exercised	(467,760)	$12.12
Canceled	(74,625)	$16.35

Outstanding on June 30, 2011	3,729,214	$16.46

Options that were outstanding, exercisable, and expected to vest as of June 30, 2011 are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Outstanding	3,729,214	$16.46	4.66	$28,529
Exercisable	2,163,354	$15.52	3.66	$18,421
Expected to vest	1,433,207	$17.79	6.02	$9,233

Restricted Stock

PAREXEL uses restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers and non-employee members of the Board of Directors. In Fiscal Year 2011, we granted RSAs and RSUs that will vest at the end of a three-year service period for executive officers or one-year service period for non-employee members of the Board. The fair values of the 2011 restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. Restricted stock activity for the year ended June 30, 2011 was:

	Shares	Weighted-Average Grant- Date Fair Value
Balance on June 30, 2010	407,142	$19.40
RSAs Granted	180,016	$22.11
RSUs Granted	9,000	$22.11

Outstanding June 30, 2011	596,158	$20.26

Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). The 2000 Purchase Plan was amended in May 2005 for offering periods commencing on or after June 1, 2005 to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). In January 2008, the Purchase Plan was further amended to include the automatic enrollment of contributions whereby an eligible employee’s compensation would be reduced and automatic enrollment contributions made on his/her behalf unless an affirmative election not to do so was made. The 2000 Purchase Plan is non-compensatory, and as such, no stock based compensation is recorded. An aggregate of approximately 1,800,000 shares may be issued under the 2000 Purchase Plan.

The following table summarizes the purchases under the 2000 Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2011	102,551	$19.65
Fiscal Year 2010	131,880	$14.65
Fiscal Year 2009	174,302	$9.05

Savings Plan

PAREXEL sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. PAREXEL contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $5.2 million, $4.4 million, and $4.1 million for the Fiscal Years 2011, 2010, and 2009, respectively.

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Money-Market Investments	$15,436	$—	$—	$15,436
Interest Rate Derivative Instruments	—	(757)	—	(757)
Foreign Currency Exchange Contracts	—	1,746	—	1,746

Total	$15,436	$989	$—	$16,425

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Money-Market Investments	$41,543	$—	$—	$41,543
Marketable Securities	12,243	—	—	12,243
Interest Rate Derivative Instruments	—	(9,223)	—	(9,223)
Foreign Currency Exchange Contracts	—	(6,023)	—	(6,023)

Total	$53,786	$(15,246)	—	$38,540

Money-market investments are measured at quoted prices in active markets. These investments are considered cash-equivalents due to the short maturity (less than 90 days) of the investments.

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

Foreign currency exchange contracts are measured at fair value using a market approach valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. As of June 30, 2011, there were no transfers between Level 1, Level 2, or Level 3. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 14. INCOME TAXES

Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

(in thousands)	2011	2010	2009
Domestic	$(18,712)	$(65)	$(34,413)
Foreign	77,346	63,240	98,251

	$58,634	$63,175	$63,838

Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2011	2010	2009
Current:
Federal	$3,618	$(5,284)	$(5,600)
State	(702)	1,336	(53)
Foreign	26,072	31,539	30,753

	28,988	27,591	25,100
Deferred:
Federal	(17,307)	4,605	(138)
State	(128)	(383)	(106)
Foreign	(1,705)	(10,180)	(325)

	(19,140)	(5,958)	(569)

	$9,848	$21,633	$24,531

Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2011	%	2010	%	2009	%
Income tax expense computed at the federal statutory rate	$20,522	35.0%	$22,111	35.0%	$22,343	35.0%
State income taxes, net of federal benefit	61	0.1%	311	0.5%	423	0.7%
Foreign rate differential	(3,505)	(6.0)%	(2,674)	(4.2)%	(6,179)	(9.7)%
Change in valuation allowances	(8,174)	(13.9)%	(479)	(0.8)%	1,585	2.5%
Change in reserves	47	0.1%	(1,467)	(2.3)%	941	1.5%
Research and development	(2,196)	(3.7)%	(2,705)	(4.3)%	(2,766)	(4.3)%
Non-deductible losses	—	0.0%	1,828	2.9%	2,185	3.4%
Other non-deductible expenses	1,004	1.7%	3,715	5.9%	3,371	5.3%
Statutory tax rate changes	436	0.7%	143	0.2%	181	0.3%
Other, net	1,653	2.8%	850	1.3%	2,447	3.7%

	$9,848	16.8%	$21,633	34.2%	$24,531	38.4%

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been indefinitely reinvested. Undistributed earnings of foreign subsidiaries that have been indefinitely reinvested are approximately $288 million and $252 million at June 30, 2011 and 2010, respectively. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax assets (liabilities) as of June 30, 2011 and 2010 were as follows:

(in thousands)	2011	2010
Deferred tax assets:
U.S. loss carryforwards	$3,631	$2,648
Foreign loss carryforwards	4,775	8,172
Accrued expenses	18,012	21,488
Tax credit carryforwards	25,403	16,900
Provision for losses on receivables	2,390	2,516
Deferred compensation	8,566	5,608
Deferred revenue	9,067	8,185
Intercompany loans	3,399	4,801
Other	1,549	765

Gross deferred tax assets	76,792	71,083
Deferred tax asset valuation allowance	(14,436)	(21,670)

Total deferred tax assets	62,356	49,413

Deferred tax liabilities:
Property and equipment	(515)	(4,393)
Revenue recognition	(24,922)	(18,913)
Intangible assets	(34,248)	(35,492)
Other	(1,623)	(2,702)

Total deferred tax liabilities	(61,308)	(61,500)

Net deferred tax assets (liabilities)	$1,048	$(12,087)

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2011 and 2010 were as follows:

(in thousands)	2011	2010
Current deferred tax assets	$17,817	$28,932
Non-current deferred tax assets	31,434	7,193
Current deferred tax liabilities	(17,216)	(15,977)
Non-current deferred tax liabilities	(30,987)	(32,235)

	$1,048	$(12,087)

At June 30, 2011, state, federal and foreign loss carryforwards of $79.8 million, $27.9 million and $29.1 million, respectively, were available to offset future liabilities for income taxes. Included in the state and federal loss carryforwards are $30.5 million and $22.0 million, respectively, which are attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state and federal net operating losses expire in the years 2012 through 2031. Of the non-U.S. loss carryforwards, $5.5 million will expire between 2015 and 2022; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $29.2 million which expire in the years 2015 through 2021. Included in the U.S. foreign tax credit carryforwards are $3.9 million which were attributable to deductions from the exercise of equity awards. The benefit from these credits will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The reduction in the valuation allowance in Fiscal Year 2011 was principally a result of a reduction in non-U.S. loss carryforwards and the corresponding valuation allowances and the release of the entire valuation allowance associated with U.S. foreign tax credit carryforwards.

As of June 30, 2011, we had $62.2 million of gross unrecognized tax benefits of which $16.6 million would impact the effective tax rate if recognized. As of June 30, 2010 we had $56.3 million of gross unrecognized tax benefits of which $19.2 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The change in gross unrecognized tax benefits is primarily composed of a $5.1 million increase resulting from changes in foreign currency exchange rates and a $1.1 million increase related to amortization of intangible assets outside the U.S. net of a $0.6 decrease resulting from the expiration of statutes of limitations in several U.S. states.

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

(in thousands)	2011	2010	2009
Balance at beginning of year	$56,345	$58,310	$63,184
Additions related to tax positions in prior years	6,917	7,557	1,777
Additions related to tax positions in the current year	—	5	1,131
Reductions related to tax positions in prior years	(127)	(4,488)	(3,691)
Reductions related to settlements with tax authorities	(23)	(1,299)	(4,091)
Reductions related to the expiration of statutes	(901)	(3,740)	—

Balance at end of year	$62,211	$56,345	$58,310

As of June 30, 2011, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.6 million in the next twelve months as a result of the expiration of statutes. This change is composed primarily of reserves associated with the taxation of certain investments.

Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, $9.1 million of interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through June 30, 2011 includes a benefit of approximately $0.8 million of interest and penalties. As of June 30, 2010, $8.9 million of interest and penalties were included in our liability for unrecognized tax benefits.

In April 2008 we were granted a tax holiday from the government of India for our operation in Hyderabad, India, which is engaged in providing services that support our global operations. This tax holiday was granted for a fifteen year period and expires in April 2023. Effective April 1, 2011, our operations in Hyderabad, India became subject to the minimum alternative tax. The income tax benefit of this holiday, net of the minimum alternative tax applicable to the fourth quarter of Fiscal Year 2011, was $0.9 million, $2.1 million and $0.9 million in 2011, 2010 and 2009 respectively. The per share effect of this holiday, on a fully diluted shares basis, was $0.02, $0.04 and $0.01 for 2011, 2010 and 2009, respectively.

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

NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES

We lease facilities under operating leases that include renewal and escalation clauses. Total rent expense, net of sublease income, was $50.1 million, $49.1 million, and $48.5 million for Fiscal Years 2011, 2010, and 2009, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows:

(in thousands)	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter	Total
Debt obligations (principal)	$5,867	$5,000	$10,000	$20,000	$205,102	$—	$245,969
Operating leases	53,565	50,326	46,005	45,116	48,924	325,856	569,792
Purchase commitments*	20,971	10,031	2,278	2,193	1,236	16	37,175

Total	$80,403	$65,357	$58,733	$67,309	$255,262	$325,872	$852,936

*	includes commitments to purchase software, hardware, and services.

We have letter-of-credit agreements with banks, totaling approximately $7.9 million, guaranteeing performance under various operating leases and vendor agreements. We also have an unsecured facility consisting of a term loan facility for $100 million and a revolving credit facility for $300 million with a group of lenders (the 2011 Credit Agreement) that is guaranteed by certain of our U.S. subsidiaries.

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

NOTE 16. GEOGRAPHIC INFORMATION

Financial information by geographic area for the three years ended June 30 was as follows:

(in thousands)	2011	2010	2009
Service revenue:
The Americas	$484,657	$449,357	$426,284
Europe, Middle East & Africa	553,801	548,412	528,914
Asia/Pacific	173,641	133,270	95,557

Total	$1,212,099	$1,131,039	$1,050,755

Income from operations:
The Americas	$(3,976)	$21,387	$3,565
Europe, Middle East & Africa	66,719	39,704	61,353
Asia/Pacific	18,887	22,018	10,726

Total	$81,630	$83,109	$75,644

Tangible long-lived assets:
The Americas	$121,251	$110,147	$78,075
Europe, Middle East & Africa	66,147	66,702	83,024
Asia/Pacific	13,944	11,039	9,387

Total	$201,342	$187,888	$170,486

The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30:

(in thousands)	2011	2010	2009
Service revenue:
United States	$441,546	$391,277	$375,051
Germany	$209,144	$182,288	$171,163
United Kingdom	$168,460	$165,340	$163,486

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

(in thousands)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2011	$922,827	$129,728	$159,544	$1,212,099
2010	870,721	121,652	138,666	1,131,039
2009	804,237	121,785	124,733	1,050,755

Gross profit on service revenue:
2011	$306,150	$52,049	$68,066	$426,265
2010	307,937	46,386	57,872	412,195
2009	271,202	43,669	44,919	359,790

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

NOTE 19. INVESTMENT IMPAIRMENT

In January 2010, we were informed that a French laboratory, in which we had a direct and indirect investment, filed for bankruptcy protection due to the poor market conditions. We evaluated the investment and recorded a $6.1 million impairment reserve in miscellaneous expense for Fiscal Year 2010, reflecting our total investment in the entity.

NOTE 20. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2011 and 2010:

in thousands, except per share data	For the year ended June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Service revenue	$295,820	$304,359	$301,396	$310,524	$1,212,099
Gross profit	108,838	107,884	108,889	100,654	426,265
Income from operations	30,000	28,204	21,865	1,561	81,630
Net income	17,791	16,832	15,734	(1,571)	48,786
Diluted earnings per share	$0.30	$0.28	$0.26	$(0.03)	$0.81

in thousands, except per share data	For the year ended June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$259,763	$284,731	$291,244	$295,301	$1,131,039
Gross profit	88,775	103,455	109,434	110,531	412,195
Income from operations	18,476	18,711	25,824	20,098	83,109
Net income	12,441	3,450	12,783	12,868	41,542
Diluted earnings per share	$0.21	$0.06	$0.22	$0.22	$0.71

NOTE 21. SUBSEQUENT EVENTS

In August 2011, we entered into an agreement with a former employee of PAREXEL to sell two Early Phase operations in South Africa. The agreement includes the sale of all assets in Port Elizabeth and George, South Africa, the assumption of certain liabilities, the assignment of certain contracts; and the transfer of certain PAREXEL employees to this new venture. In connection with the sale, we also executed a $2.0 million working capital loan agreement. We have recorded $3.1 million of impairment charges in Fiscal Year 2011 related to these facilities, as these locations were part of our 2011 Restructuring Plan. We have not finalized the accounting of this transaction, including the tax treatment of this sale. To the extent that we have capital losses that cannot be utilized, we may be required to record a valuation allowance.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 70.

/s/ Josef H. von Rickenbach	/s/ James F. Winschel, Jr.
Josef H. von Rickenbach	James F. Winschel, Jr.
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(principal executive officer)	(principal financial officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PAREXEL International Corporation maintained, in all material aspects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2011 and June 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of PAREXEL International Corporation and our report dated August 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

August 26, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

CODE OF ETHICS

PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”

Item 11. Executive Compensation

Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

Financial Statement Schedules and Exhibits to the Form 10-K have been included only with the copies to the Form 10-K filed with the SEC [Schedule II is included below]. A copy of this Form 10-K, including a list of the Financial Statement Schedules and Exhibits, is available free of charge upon written request to: Investor Relations, PAREXEL International, 195 West Street, Waltham MA 02451.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	August 26, 2011
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Josef H. von Rickenbach Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)	August 26, 2011

/s/ A. Dana Callow, Jr. A. Dana Callow, Jr.	Director	August 26, 2011

/s/ Patrick J. Fortune Patrick J. Fortune	Director	August 26, 2011

/s/ Eduard E. Holdener Eduard E. Holdener	Director	August 26, 2011

/s/ Christopher J. Lindop Christopher J. Lindop	Director	August 26, 2011

/s/ Richard L. Love Richard L. Love	Director	August 26, 2011

/s/ James F. Winschel, Jr. James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	August 26, 2011

/s/ Ellen M. Zane Ellen M. Zane	Director	August 26, 2011

EXHIBIT INDEX

SCHEDULE II

PAREXEL INTERNATIONAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)	Balance at beginning of year	Charged to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2009	$5,459	$14,543	$3,217	$23,219
Year ended June 30, 2010	$23,219	$2,566	$(12,770)	$13,015
Year ended June 30, 2011	$13,015	$1,783	$(531)	$14,267

*	Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2009	$24,529	$2,872	$4,044	$31,445
Year ended June 30, 2010	$31,445	$(1,739)	$(8,036)	$21,670
Year ended June 30, 2011	$21,670	$(6,782)	(452)	$14,436

*	Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries, acquisitions and certain reclassifications related to ASC 740.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

EXHIBIT NO.	DESCRIPTION

10.25

Credit Agreement dated as of June 30, 2011, by and among the Company, certain subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and HSBC Bank USA, National Association, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A. and HSBC, as Joint Syndication Agents, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2011 and incorporated herein by reference).

10.26*	2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference).

10.27*

Perceptive Informatics President Long-Term Discretionary Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by this reference)

10.28*

Change of Control/severance Agreement, dated as of November 5, 2009, by and between the Company and Ulf Schneider (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, and incorporated herein by this reference).

10.29*

Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2007 Stock Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference).

10.30*	2010 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference).

21.1	List of subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	denotes management contract or any compensatory plan, contract or arrangement
**

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections