Form 10-Q
period 2011-09-30
PAREXEL INTERNATIONAL CORP
filed 2011-11-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2011, there were 59,165,122 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$112,102	$89,056
Marketable securities	20,386	—
Billed and unbilled accounts receivable, net	651,489	649,643
Prepaid expenses	34,004	31,810
Deferred tax assets	18,774	17,817
Income taxes receivable	779	6,347
Other current assets	16,373	12,905

Total current assets	853,907	807,578

Property and equipment, net	194,958	201,342
Goodwill	254,785	262,313
Other intangible assets, net	76,582	79,958
Non-current deferred tax assets	29,730	31,434
Long-term income taxes receivable	18,311	20,222
Other assets	27,848	26,636

Total assets	$1,456,121	$1,429,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,573	$5,867
Accounts payable	17,250	31,724
Deferred revenue	329,449	311,896
Accrued expenses	35,771	35,949
Accrued restructuring charges, current portion	5,004	4,689
Accrued employee benefits and withholdings	88,470	79,542
Current deferred tax liabilities	16,404	17,216
Other current liabilities	18,716	3,397

Total current liabilities	516,637	490,280

Long-term debt, net of current portion	263,752	240,102
Non-current deferred tax liabilities	24,345	30,987
Long-term accrued restructuring charges, less current portion	4,592	4,709
Long-term income tax liabilities	60,492	57,816
Long-term deferred revenue	22,835	20,766
Other liabilities	18,519	18,819

Total liabilities	911,172	863,479

Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock—50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000 at September 30, 2011 and June 30, 2011; shares issued and outstanding: 59,193,763 and 59,004,028 at September 30, 2011 and June 30, 2011, respectively	592	584
Additional paid-in capital	253,841	251,045
Retained earnings	305,081	295,520
Accumulated other comprehensive (loss) income	(14,565)	18,855

Total stockholders’ equity	544,949	566,004

Total liabilities and stockholders’ equity	$1,456,121	$1,429,483

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	September 30, 2011	September 30, 2010

Service revenue	$314,735	$295,820
Reimbursement revenue	45,914	46,437

Total revenue	360,649	342,257

Direct costs	222,174	189,644
Reimbursable out-of-pocket expenses	45,914	46,437
Selling, general and administrative	60,989	60,858
Depreciation	14,281	13,251
Amortization	2,141	2,457
Restructuring charge (benefit)	2,700	(390)

Total costs and expenses	348,199	312,257

Income from operations	12,450	30,000

Interest income	1,154	1,217
Interest expense	(3,759)	(3,924)
Miscellaneous income (loss)	4,229	(4,608)

Other income (expense)	1,624	(7,315)

Income before income taxes	14,074	22,685

Provision for income taxes	4,513	4,894

Net income	$9,561	$17,791

Earnings per common share
Basic	$0.16	$0.30
Diluted	$0.16	$0.30

Shares used in computing earnings per common share
Basic	59,044	58,450
Diluted	60,079	59,660

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 30, 2011	September 30, 2010

Cash flow from operating activities:
Net income	$9,561	$17,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,422	15,708
Stock-based compensation	2,623	2,153
Provision for losses on receivables	1,385	1,884
Deferred income taxes	(5,888)	(7,476)
Changes in operating assets and liabilities	25,626	(133,665)

Net cash provided by (used in) operating activities	49,729	(103,605)

Cash flow from investing activities:
(Purchase of) proceeds from redemption of marketable securities	(20,703)	13,058
Purchases of property and equipment	(11,620)	(11,641)
Proceeds from sale of assets	—	24

Net cash (used in) provided by investing activities	(32,323)	1,441

Cash flow from financing activities:
Proceeds from issuance of common stock	180	314
Borrowing under lines of credit	80,000	107,000
Repayments under lines of credit	(56,250)	(38,000)
Repayments under other debt	(314)	(314)
Purchase of non-controlling interests	—	(1,550)

Net cash provided by financing activities	23,616	67,450

Effect of exchange rate changes on cash and cash equivalents	(17,976)	10,445

Net increase (decrease) in cash and cash equivalents	23,046	(24,269)

Cash and cash equivalents at beginning of period	89,056	95,170

Cash and cash equivalents at end of period	$112,102	$70,901

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$3,745	$3,971
Income taxes, net of refunds	$1,456	$10,294

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 10-K”).

Effective with the September 30, 2011 reporting period, $2.7 million of selling, general and administrative expenses for the three months ended September 30, 2010 were reclassified to CRS direct costs to conform to the presentation for the fiscal year ending June 30, 2012 (“Fiscal Year 2012”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 establishes a global standard for applying fair value measurement and is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 modifies the impairment test for goodwill intangibles. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

	Three Months Ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010

Net income attributable to common stock	$9,561	$17,791

Weighted average number of shares outstanding, used in computing basic earnings per share	59,044	58,450
Dilutive common stock equivalents	1,035	1,210

Weighted average number of shares outstanding used in computing diluted earnings per share	60,079	59,660

Basic earnings per share	$0.16	$0.30
Diluted earnings per share	$0.16	$0.30

Anti-dilutive options (excluded from the calculation of diluted earnings per share)	1,577	1,252

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated in accordance with FASB Accounting Standards Codification (“ASC”) No. 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended
	September 30, 2011	September 30, 2010
Net income	$9,561	$17,791
Unrealized (loss) gain on derivative instruments*	(1,197)	5,121
Foreign currency translation (loss) gain	(32,223)	31,639

Comprehensive (loss) income	$(23,859)	$54,551

*	The unrealized gain (loss) on derivative instruments is net of $0.4 million of taxes for the three months ended September 30, 2011; and net of $1.3 million of taxes for the three months ended September 30, 2010.

NOTE 4 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended
	September 30, 2011	September 30, 2010
Direct costs	$403	$423
Selling, general and administrative	2,220	1,730

Total stock-based compensation	$2,623	$2,153

NOTE 5 – RESTRUCTURING CHARGES

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The plan focused primarily on the Early Phase business and corporate functions. For the three months ended September 30, 2011, we recorded $2.7 million in restructuring charges related to the 2011 Restructuring Plan. The charges include approximately $1.7 million in employee separation benefits associated with the elimination of 50 managerial and staff positions, $0.7 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges. We expect the total cost of the plan to be $15.3 million. We have recorded $11.3 million through September 30, 2011 and expect to record additional charges of approximately $4.0 million in the second quarter of Fiscal Year 2012.

Current activity charged against the restructuring accrual in the three months ended September 30, 2011 was as follows:

(in thousands)
	Balance at June 30, 2011	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at September 30, 2011
2011 Restructuring Plan
Employee severance costs	$1,622	$1,685	$(1,520)	$1,787
Facilities-related charges	3,720	726	(806)	3,640
Other charges	—	308	(42)	266
2010 Restructuring Plan
Employee severance costs	1,160	(19)	(80)	1,061
Facilities-related charges	855	—	46	901
Pre-2010 Plans
Facilities-related charges	2,041	—	(100)	1,941

Total	$9,398	$2,700	$(2,502)	$9,596

NOTE 6 – SEGMENT INFORMATION

PAREXEL is managed through three business segments:

•

Clinical Research Services (CRS) constitutes our core business and includes Phase I-IV clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory and investigator site services.

•

PAREXEL Consulting and Medical Communication Services (PCMS) provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization.

•

Perceptive Informatics (Perceptive) provides information technology solutions designed to improve the product development processes of our clients. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), DataLabs® electronic data capture (“EDC”), IMPACT® and TrialWorks® clinical trials management systems (“CTMS”), web-based portals, systems integration, and electronic patient reported outcomes (“ePRO”).

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

(in thousands)	Three Months Ended
	September 30, 2011	September 30, 2010
Service revenue
CRS	$235,409	$231,639
PCMS	35,648	28,335
Perceptive	43,678	35,846

Total service revenue	$314,735	$295,820

Direct costs
CRS	$172,750	$150,983
PCMS	20,978	17,222
Perceptive	28,446	21,439

Total direct costs	$222,174	$189,644

Gross profit
CRS	$62,659	$80,656
PCMS	14,670	11,113
Perceptive	15,232	14,407

Total gross profit	$92,561	$106,176

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

As of June 30, 2011, we had $62.2 million of gross unrecognized tax benefits of which $16.6 million would impact the effective tax rate if recognized. As of September 30, 2011, we had $60.9 million of gross unrecognized tax benefits of which $15.7 million would impact the effective tax rate if recognized. These reserves primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $1.3 million net decrease in gross unrecognized tax benefits is primarily composed of a decrease of $2.7 million attributable to currency translation adjustments net of an increase of $1.4 million related to prior year tax positions in Europe.

As of September 30, 2011, we anticipated that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $1.4 million over the next twelve months primarily as a result of the expiration of statutes of limitations outside the United States.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, $9.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2011 includes an expense of approximately $0.3 million of interest and penalties. As of September 30, 2011, $8.7 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 2000.

For the three months ended September 30, 2011, we had an effective income tax rate of 32.1%. The tax rate was lower than the expected statutory rate primarily as a result of a $0.9 million quarter specific benefit related to a reduction in the statutory tax rate in the United Kingdom as well as a decrease in the projected annual effective tax rate for Fiscal Year 2012. The projected annual effective tax rate was reduced because of the favorable effect of statutory rates applicable to income earned outside the United States.

NOTE 8 – LINES OF CREDIT

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

On June 30, 2011, we drew down $245 million under the 2011 Credit Agreement. The proceeds of the borrowing were used to repay indebtedness of PAREXEL owed under previous credit arrangements.

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

The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement.

As of September 30, 2011, we had $170 million of principal borrowed under the revolving credit facility, $98.8 million of principal under the term loan, and borrowing availability of $130 million under the revolving credit facility.

In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives will be recorded as other comprehensive income. Principal in the amount of $100 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% and principal in the amount of $75 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0%. As of September 30, 2011, our debt under the 2011 Credit Agreement, including the $100 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.9%.

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

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At September 30, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $37.8 million and $50.2 million at September 30, 2011 and June 30, 2011, respectively.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2011, we had approximately $34.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2011 Credit Agreement, our unsecured senior credit facility, is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.8 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 10 – DERIVATIVES

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.”

•

Our interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. We swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. We also employ an interest rate cap that compensates us if variable interest rates rise above a pre-determined rate. Our interest rate contracts are designated as hedging instruments.

•

Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency volatility related to the foreign exchange exposure related to intercompany debt obligations. We primarily utilize cross-currency swaps with maturities of no more than 12 months that are designated as hedging instruments.

Occasionally, we enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to other intercompany transactions. These contracts are not designated as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of September 30, 2011 and June 30, 2011 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	September 30, 2011		June 30, 2011
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$175,000	$(1,803)	$150,000	$(1,176)
Cross-currency swap contracts	26,766	(323)	31,016	620

Total designated derivatives	$201,766	$(2,126)	$181,016	$(556)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$46,276	$(1,746)	$49,633	$419
Foreign exchange contracts	120,468	(2,431)	107,932	1,126

Total non-designated derivatives	$166,744	$(4,177)	$157,565	$1,545

Total derivatives	$368,510	$(6,303)	$338,581	$989

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to other miscellaneous income (expense) on the income statement. The amounts recognized in other comprehensive income are presented below (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010

Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net	$(408)	$381
Cross-currency swap contracts, net	(789)	4,740

Total designated derivative (loss) gain	$(1,197)	$5,121

During the three months ended September 30, 2011 and 2010, there were no amounts recorded to reflect ineffective portions of any hedges. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $1.1 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (loss) income on the income statement. The amounts recognized are presented below (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(2,165)	$2,552
Foreign exchange contracts	(3,557)	3,644

Total non-designated derivative (loss) gain	$(5,722)	$6,196

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Money-Market Investments	$33,813	$—	$—	$33,813
Marketable Securities	20,386	—	—	20,386
Interest Rate Derivative Instruments	—	(3,549)	—	(3,549)
Foreign Currency Exchange Contracts	—	(2,754)	—	(2,754)

Total	$54,199	$(6,303)	$—	$47,896

Money-market investments are measured at quoted prices in active markets. These investments are considered cash-equivalents due to the short maturity (less than 90 days) of the investments.

The marketable securities are held in foreign government treasury certificates that are actively traded, with original maturities over 90 days but less than one year. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We have elected to account for these investments under the fair value option to better represent the value of our assets. Income related to these securities is reported as a component of interest income in our Consolidated Statements of Income.

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

As of September 30, 2011, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on August 26, 2011 (the “2011 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

OVERVIEW

We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, advanced technology and informatics products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, commercialization services (including health policy and reimbursement), performance improvement, medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks® CTMS, DataLabs® EDC, web-based portals, systems integration, ePRO, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.

We are managed through three business segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”) and Perceptive Informatics (“Perceptive”).

•

CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri-Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services.

•

PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization.

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

For further information on our other critical accouting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2011 10-K.

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2011 and 2010 were as follows:

(in thousands)	Three Months Ended		Increase (Decrease)
	September 30, 2011	September 30, 2010*		%
Service revenue
CRS	$235,409	$231,639	$3,770	1.6%
PCMS	35,648	28,335	7,313	25.8%
Perceptive	43,678	35,846	7,832	21.8%

Total service revenue	$314,735	$295,820	$18,915	6.4%

Direct costs
CRS	$172,750	$150,983	$21,767	14.4%
PCMS	20,978	17,222	3,756	21.8%
Perceptive	28,446	21,439	7,007	32.7%

Total direct costs	$222,174	$189,644	$32,530	17.2%

Gross profit
CRS	$62,659	$80,656	$(17,997)	(22.3)%
PCMS	14,670	11,113	3,557	32.0%
Perceptive	15,232	14,407	825	5.7%

Total gross profit	$92,561	$106,176	$(13,615)	(12.8)%

*	Effective with the September 30, 2011 reporting period, $2.7 million of selling, general and administrative expenses for the three months ended September 30, 2010 were reclassified as CRS direct costs to conform to Fiscal Year 2012 presentation. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010:

Revenue

Service revenue increased by $18.9 million, or 6.4%, to $314.7 million for the three months ended September 30, 2011 from $295.8 million for the three months ended September 30, 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended September 30, 2011		Three months ended September 30, 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$135.6	43.1%	$132.9	44.9%
Europe, Middle East & Africa	$122.4	38.8%	$125.5	42.3%
Asia/Pacific	$56.7	18.1%	$37.4	12.8%

For the three months ended September 30, 2011 compared with the same period in 2010, service revenue in the Americas increased by $2.7 million, or 2.1%; Europe, Middle East & Africa service revenue decreased by $3.1 million, or 2.5%; and Asia/Pacific service revenue increased by $19.3 million, or 51.5%. Growth in the Asia/Pacific region was due, in part, to continuing demand for international trials, particularly in the Phase II-III/PACE portion of the CRS business. The impact of foreign currency fluctuations was positive in all regions, contributing $5.4 million in Europe, Middle East & Africa, $1.6 million in Asia/Pacific, and $0.2 million in the Americas.

On a segment basis, CRS service revenue increased by $3.8 million, or 1.6%, to $235.4 million for the three months ended September 30, 2011 from $231.6 million for the three months ended September 30, 2010. The increase was primarily attributable to a $4.8 million increase in Phase II-III/PACE and $5.6 million related to the positive impact of foreign currency fluctuations; offset, in part, by a $6.6 million decrease in our Early Phase business. The increase in Phase II-III/PACE was due to our recent success in new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our restructuring efforts in this business unit, including the sale of two South African facilities.

PCMS service revenue increased by $7.3 million, or 25.8%, to $35.6 million for the three months ended September 30, 2011 from $28.3 million for the same period in 2010. The increase was due primarily to a $7.8 million growth in our consulting business, including our compliance-related consulting services, and the positive $0.8 million impact of foreign currency fluctuations. These increases were partly offset by a $1.3 million decrease in our medical communications business. The growth in our consulting business was associated with start-up Phase II-III/PACE activities.

Perceptive service revenue increased by $7.8 million, or 21.8%, to $43.7 million for the three months ended September 30, 2011 from $35.8 million for the three months ended September 30, 2010. The increase was due to a $6.3 million increase in our RTSM services, a $4.1 million increase in Medical Imaging, and the $0.8 million positive impact of foreign currency fluctuations; offset by a $3.4 million decrease in other services. The continued growth in Perceptive was due to higher demand for technology usage in clinical trials.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $32.5 million, or 17.2%, to $222.2 million for the three months ended September 30, 2011 from $189.6 million for the three months ended September 30, 2010. As a percentage of total service revenue, direct costs increased to 70.6% from 64.1% for the respective periods.

On a segment basis, CRS direct costs increased by $21.8 million, or 14.4%, to $172.8 million for the three months ended September 30, 2011 from $151.0 million for the three months ended September 30, 2010. This increase resulted primarily from higher levels of project activity and increased labor costs, partially offset by the $7.5 million positive impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 73.4% for the three months ended September 30, 2011 from 65.2% for the three months ended September 30, 2010 due primarily to higher staffing, in advance of the revenue curve for some of our strategic partnerships and traditional client relationships.

PCMS direct costs increased by $3.8 million, or 21.8%, to $21.0 million for the three months ended September 30, 2011 from $17.2 million for the three months ended September 30, 2010. This increase was primarily due to hiring and labor costs in our consulting business, due to increased demand for these services. Offsetting this increase was a $0.8 million decline in the medical communications business. As a percentage of service revenue, PCMS direct costs decreased to 58.8% from 60.8% for the respective periods as a result of improved revenue mix.

Perceptive direct costs increased by $7.0 million, or 32.7%, to $28.4 million for the three months ended September 30, 2011 from $21.4 million for the three months ended September 30, 2010. As a percentage of service revenue, Perceptive direct costs increased to 65.1% for the three months ended September 30, 2011 from 59.8% for the three months ended September 30, 2010. This increase was largely due to investments in the business to build our capabilities in low-cost locations, increased hiring related to new strategic partnership support, a change in revenue mix, and higher compensation costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense remained relatively flat at $61.0 million for the three months ended September 30, 2011 and $60.9 million for the three months ended September 30, 2010. This $0.1 million increase was due primarily to the $2.5 million of negative impact from foreign exchange fluctuations; offset by a $2.4 million net decrease in our SG&A costs, including lower compensation expense, decreased professional fees, and lower commissions. As a percentage of service revenue, SG&A decreased to 19.4% for the three months ended September 30, 2011 compared with 20.6% for the three months ended September 30, 2010. This decrease was due, in part, to our recent restructuring efforts.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense increased by $0.7 million, or 4.5%, to $16.4 million for the three months ended September 30, 2011 from $15.7 million for the three months ended September 30, 2010. As a percentage of service revenue, D&A was 5.2% for the three months ended September 30, 2011 versus 5.3% for the same period in 2010.

Restructuring Charge (Benefit)

For the three months ended September 30, 2011, we recorded $2.7 million in restructuring charges related to our restructuring plans, including approximately $1.7 million in employee separation benefits associated with the elimination of 50 managerial and staff positions, $0.7 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges.

For the three months ended September 30, 2010, we recorded $0.4 million in restructuring benefits for changes in estimates related to reserves for our restructuring plans.

Income from Operations

Income from operations decreased to $12.5 million for the three months ended September 30, 2011 from $30.0 million for the same period in 2010. Income from operations as a percentage of service revenue, or operating margin, decreased to 4.0% from 10.1% for the respective periods. This decrease in operating margin was due primarily to lower gross margins during the quarter.

Other Income and Expense

We recorded net other income of $1.6 million for the three months ended September 30, 2011 compared with other expense of $7.3 million for the three months ended September 30, 2010. The $8.9 million increase was due primarily to an $8.8 million increase in miscellaneous income.

Miscellaneous income for the three months ended September 30, 2011 was $4.2 million consisting primarily of a $10.4 million gain related to the revaluation of foreign denominated assets, partly offset by a $5.7 million loss related to derivative contracts. The gain was due primarily to strengthening of the U.S. dollar against certain foreign currencies, including the pound sterling and Euro.

Miscellaneous expense for the three months ended September 30, 2010 of $4.6 million was mainly driven by $10.7 million of losses on the revaluation of foreign denominated assets, partly offset by a $6.2 million unrealized gain related to derivative contracts. The revaluation loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system, which delayed the settlement of certain intercompany receivables, and a weakening of the U.S. dollar.

Taxes

For the three months ended September 30, 2011 and 2010, we had an effective income tax rate of 32.1% and 21.6%, respectively. The lower tax rate for the three months ended September 30, 2010 was primarily attributable to a low projected annual effective tax rate for Fiscal Year 2011, which resulted from reductions in valuation allowances due to improved profitability in the United States and United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for computer hardware, software, and leasehold improvements. As of September 30, 2011, we had cash, cash equivalents, and marketable securities of approximately $132.5 million. Our cash is held in deposit accounts and money market funds, which provide us with immediate and unlimited access to funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such restrictions.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of September 30, 2011 and June 30, 2011.

(in millions)	September 30, 2011	June 30, 2011
Billed accounts receivable, net	$324.8	$341.3
Unbilled accounts receivable, net	326.7	308.4

Total accounts receivable	651.5	649.7
Deferred revenue	352.3	332.7

Net receivables	$299.2	$317.0

DSO (in days)	67	69

CASH FLOWS

Net cash provided by operating activities during the three months ended September 30, 2011 totaled $49.7 million and consisted of $16.4 million for non-cash depreciation and amortization expense, a $16.0 million increase in accounts payable and other current liabilities, a $10.7 million decrease in accounts receivable (net of allowance for doubtful accounts and deferred revenue), $9.6 million of net income, and $2.6 million related to non-cash charges for stock-based compensation. These sources of cash were partially offset by $5.9 million related to deferred income taxes.

Net cash used in investing activities for the three months ended September 30, 2011 totaled $32.3 million, consisting of $20.7 million for the purchase of marketable securities to be held to maturity and $11.6 million in capital expenditures, primarily computer software and hardware.

Net cash provided by financing activities for the three months ended September 30, 2011 totaled $23.6 million and primarily consisted of $23.4 million of borrowings under lines of credit (net of repayments).

Net cash used in operating activities during the three months ended September 30, 2010 totaled $103.6 million and consisted of a $113.2 million increase in accounts receivable (net of allowance for doubtful accounts and deferred revenue), a $12.9 million decrease in accounts payable and other current liabilities (including the payment of Fiscal Year 2010 bonuses), an 8.1 million increase in prepaid expenses and other current assets and $5.8 million related to deferred taxes and other tax accounts. These uses of cash were partially offset by $17.8 million of net income, $15.7 million for non-cash depreciation and amortization expense, and $2.2 million related to non-cash charges for stock-based compensation. The large increase in the cash used in operating activities was due primarily to the short-term disruptions caused by the implementation of our new project accounting and billing system.

Net cash provided by investing activities for the three months ended September 30, 2010 totaled $1.4 million, consisting of $13.0 million from the redemption of marketable securities held to maturity offset by $11.6 million in capital expenditures, primarily related to computer software and hardware and leasehold improvements.

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

LINES OF CREDIT

Our primary line of credit is our 2011 Credit Agreement that consists of a five-year $100 million term loan and a $300 million revolving credit facility. As of September 30, 2011, we had $170 million of principal borrowed under the revolving credit facility, $98.8 million of principal borrowed under the term loan, and borrowing availability of $130 million under the revolving credit facility.

In September 2011, we entered into a new interest rate swap and an interest rate cap. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, all unrealized gains and losses related to these derivatives will be recorded as other comprehensive income. Principal in the amount of $100 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% and principal in the amount of $75 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0%. As of September 30, 2011, our debt under the 2011 Credit Agreement, including the $100 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.9%.

During the three months ended September 30, 2011, we made principal payments of $1.2 million on the term loan. These scheduled repayments increase over time from 5% of the principal due in the first year to 60% of the principal due in the last year. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our lines of credit.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of September 30, 2011, we had approximately $34.1 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2011 Credit Agreement, our unsecured senior credit facility, is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.8 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed $245 million in Fiscal Year 2011 under the 2011 Credit Agreement to refinance prior debt facilities and to provide working capital. Our primary committed external source of funds is under the 2011 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients or if the level of contract cancellations increased, our revenue and cash flow would be adversely affected (see “Part II, Item 1A - Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2011 Credit Agreement upon its maturity in 2016.

We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings under the 2011 Credit Agreement. In addition, under the terms of the 2011 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below, under Part I. Item 3 “Foreign Currency Exchange Rates and Interest Rates.”

We made capital expenditures of approximately $11.6 million during the three months ended September 30, 2011, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 to $75 million in Fiscal Year 2012, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The plan focused primarily on the Early Phase business and corporate functions. For the three months ended September 30, 2011, we recorded $2.7 million in restructuring charges related to the 2011 Restructuring Plan. These charges include approximately $1.7 million in employee separation benefits associated with the elimination of 50 managerial and staff positions, $0.7 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges. We expect the total cost of the plan to be $15.3 million. We have recorded $11.3 million through September 30, 2011 and expect to record additional charges of approximately $4.0 million in the second quarter of Fiscal Year 2012.

INFLATION

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on recently issued accounting standards.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 60.6% of our consolidated service revenue for the three months ended September 30, 2011 from operations outside of the U.S., including 20.5% denominated in Euros and 11.0% denominated in pounds sterling. We derived approximately 58.5% of our consolidated service revenue for the three months ended September 30, 2010 from operations outside of the U.S., including 23.2% denominated in Euros and 9.8% denominated in pounds sterling. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program.

As of September 30, 2011, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $201.8 million, including an interest rate swap and cap agreements with a notional value of $175 million in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of September 30, 2011, the estimated amount that could be recognized in earnings was a loss of approximately $1.4 million, net of tax.

As of September 30, 2011, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $166.7 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $11.9 million.

During the three months ended September 30, 2011 and 2010, we recorded foreign exchange gains of $4.6 million and foreign exchange losses of $4.5 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $5.6 million at September 30, 2011 and $5.9 million at June 30, 2011. Long-term debt was $263.8 million at September 30, 2011 and $240.1 million at June 30, 2011.

MARKETABLE SECURITIES

During the first quarter of Fiscal Year 2012, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and have elected to account for them under the fair value method. As of September 30, 2011, the value of these marketable securities was $20.4 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

The following discussion includes 9 revised or new risk factors (“We face risks arising from the restructuring of our operations;” “The current economic environment may negatively impact our financial performance as a result of client defaults and other factors;” “Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;” “Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;” “Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;” “Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;” “Existing and proposed laws and regulations regarding confidentiality of patients’ and other individuals’ personal information could result in increased risks of liability or increased cost to us or could limit our product and service offerings;” “Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and “Our stock price has been, and may in the future be volatile, which could lead to losses by investors,”) that reflect material developments subsequent to the discussion of risk factors included in the 2011 10-K.

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

Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect us, including, but not limited to, the current Greek debt crisis and related European financial restructuring efforts. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In May 2011, we adopted a plan to restructure our operations, primarily in the Early Phase business within the CRS segment, to reduce expenses and improve operating efficiencies, better align costs with current and future geographic sources of revenue, and help to strategically reposition Early Phase activities. We expect these actions to result in a pre-tax charge in the aggregate amount of approximately $15.3 million, of which approximately $11.3 million was recorded through September 30, 2011, with the remainder expected to be expensed in the quarter ending December 31, 2011. Although we expect that all costs associated with this restructuring plan will be recorded as of December 31, 2011, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 60.6% and 58.5% of total consolidated service revenue for the three months ended September 30, 2011 and 2010, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 38.8% and 42.4% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 18.1% and 12.7% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $12.5 million for the fiscal quarter ended September 30, 2011, $1.6 million for the fiscal quarter ended June 30, 2011, $21.9 million for the fiscal quarter ended March 31, 2011, $28.2 million for the fiscal quarter ended December 31, 2010, and $30.0 million for the fiscal quarter ended September 30, 2010. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2011 was positively impacted by approximately $7.2 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2011 and 2010, approximately 20.5% and 23.2% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 11.0% and 9.8%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of September 30, 2011, our total assets included $331.4 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

In order to mitigate the risk of liability, we seek to include indemnification provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnification provisions in all of our contracts. In addition, even if we are able to include an indemnification provision in our contracts, the indemnification provisions may not cover our exposure if:

•	we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; or

•

a client failed to indemnify us in accordance with the terms of an indemnification agreement because it did not have the financial ability to fulfill its indemnification obligation or for any other reason.

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

Existing and proposed laws and regulations regarding confidentiality of patients’ and other individuals’ personal information could result in increased risks of liability or increased cost to us or could limit our product and service offerings.

The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating privacy and security protections for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions. The European Union and its member states, as well as other countries, such as Canada, Argentina, Japan and other Asian countries, and state governments in the United States, have adopted and continue to issue new medical privacy and general data protection laws and regulations. In those countries, collecting, processing, using and transferring an individual’s personal data is subject to specific requirements, such as obtaining explicit consent, processing the information for limited purposes and restrictions with respect to cross-border transfers. Many countries and almost all states in the United States have adopted stringent data security breach laws that require informing the affected individuals and the authorities of security breaches. In order to comply with these laws and regulations and corresponding contractual demands from our clients, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, anti-corruption laws have appeared to conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by persons associated with PAREXEL. Our continued global expansion, including in developing countries, could increase such risk in the future. Violations of these laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Risks Associated with Leverage

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2011, we had $269.3 million principal amount of debt outstanding and remaining borrowing availability of $130 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

In addition, the terms of the 2011 Credit Agreement provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.

Our existing debt instruments contain covenants that limit our flexibility and prevent us from taking certain actions.

The agreements in connection with our 2011 Credit Agreement include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On October 27, 2011, the closing sales price of our common stock on the Nasdaq Global Select Market was $22.63 per share. During the period from October 27, 2009 to October 27, 2011, our common stock traded at prices ranging from a high of $27.91 per share to a low of $11.78 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: November 9, 2011	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer

Date: November 9, 2011	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Non-Qualified Stock Option Agreement for executive officers under the Company’s 2010 Stock Incentive Plan.

10.2*	Form of Restricted Stock Agreement for executive officers under the Company’s 2010 Stock Incentive Plan.

10.3*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2010 Stock Incentive Plan.

10.4*	Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2010 Stock Incentive Plan.

10.5*	PAREXEL International Corporation Management Incentive Plan

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections