Form 10-Q
period 2011-12-31
PAREXEL INTERNATIONAL CORP
filed 2012-02-09
CIK 799729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 2, 2012, there were 59,504,856 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$133,655	$89,056
Marketable securities	19,447	—
Billed and unbilled accounts receivable, net	645,710	649,643
Prepaid expenses	23,100	21,336
Deferred tax assets	21,360	17,817
Income taxes receivable	—	6,347
Other current assets	30,955	23,379

Total current assets	874,227	807,578

Property and equipment, net	190,830	201,342
Goodwill	254,332	262,313
Other intangible assets, net	74,221	79,958
Non-current deferred tax assets	29,805	31,434
Long-term income taxes receivable	18,493	20,222
Other assets	27,956	26,636

Total assets	$1,469,864	$1,429,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,278	$5,867
Accounts payable	25,471	31,724
Deferred revenue	348,834	311,896
Accrued expenses	32,756	35,949
Accrued restructuring charges, current portion	4,439	4,689
Accrued employee benefits and withholdings	89,865	79,542
Current deferred tax liabilities	15,415	17,216
Income taxes payable	6,856	—
Other current liabilities	20,565	3,397

Total current liabilities	549,479	490,280

Long-term debt, net of current portion	237,485	240,102
Non-current deferred tax liabilities	24,753	30,987
Long-term accrued restructuring charges, less current portion	4,346	4,709
Long-term income tax liabilities	59,230	57,816
Long-term deferred revenue	25,118	20,766
Other liabilities	18,811	18,819

Total liabilities	919,222	863,479

Stockholders’ equity:
Preferred stock—$.01 par value; shares authorized: 5,000,000; Series A junior participating preferred stock - 50,000 shares designated, none issued and outstanding	—	—
Common stock—$.01 par value; shares authorized: 75,000,000 at December 31, 2011 and June 30, 2011; shares issued and outstanding: 59,402,425 and 59,004,028 at December 31, 2011 and June 30, 2011, respectively	594	584
Additional paid-in capital	258,468	251,045
Retained earnings	318,021	295,520
Accumulated other comprehensive (loss) income	(26,441)	18,855

Total stockholders’ equity	550,642	566,004

Total liabilities and stockholders’ equity	$1,469,864	$1,429,483

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Service revenue	$333,170	$304,359	$647,905	$600,179
Reimbursement revenue	54,641	59,691	100,555	106,128

Total revenue	387,811	364,050	748,460	706,307

Direct costs	228,099	199,489	450,273	389,133
Reimbursable out-of-pocket expenses	54,641	59,691	100,555	106,128
Selling, general and administrative	64,358	61,182	125,347	122,040
Depreciation	14,752	13,605	29,033	26,856
Amortization	2,203	2,451	4,344	4,908
Restructuring charge (benefit)	1,162	(572)	3,862	(962)

Total costs and expenses	365,215	335,846	713,414	648,103

Income from operations	22,596	28,204	35,046	58,204

Interest income	1,606	1,188	2,760	2,405
Interest expense	(2,687)	(4,257)	(6,446)	(8,181)
Miscellaneous (expense) income	(2,713)	(5,404)	1,516	(10,012)

Other expense	(3,794)	(8,473)	(2,170)	(15,788)

Income before income taxes	18,802	19,731	32,876	42,416

Provision for income taxes	5,862	2,899	10,375	7,793

Net income	$12,940	$16,832	$22,501	$34,623

Earnings per common share
Basic	$0.22	$0.29	$0.38	$0.59
Diluted	$0.21	$0.28	$0.37	$0.58

Shares used in computing earnings per common share
Basic	59,265	58,516	59,154	58,483
Diluted	60,249	59,686	60,164	59,673

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 31, 2011	December 31, 2010

Cash flow from operating activities:
Net income	$22,501	$34,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,377	31,764
Stock-based compensation	5,485	4,846
Provision for losses on receivables	1,145	2,382
Deferred income taxes	(9,035)	(1,875)
Changes in operating assets and liabilities	62,282	(138,888)

Net cash provided by (used in) operating activities	115,755	(67,148)

Cash flow from investing activities:
(Purchase of) proceeds from redemption of marketable securities	(20,703)	13,058
Purchases of property and equipment	(27,513)	(27,664)
Proceeds from sale of assets	—	50

Net cash used in investing activities	(48,216)	(14,556)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,948	1,795
Borrowing under lines of credit	155,000	155,000
Repayments under lines of credit	(157,500)	(87,000)
Repayments under other debt	(628)	(1,442)
Purchase of non-controlling interests	—	(1,550)

Net cash (used in) provided by financing activities	(1,180)	66,803

Effect of exchange rate changes on cash and cash equivalents	(21,760)	7,283

Net increase (decrease) in cash and cash equivalents	44,599	(7,618)

Cash and cash equivalents at beginning of period	89,056	95,170

Cash and cash equivalents at end of period	$133,655	$87,552

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$6,326	$8,055
Income taxes, net of refunds	$3,613	$16,084

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 10-K”).

Effective with the September 30, 2011 reporting period, $3.0 million and $5.7 million of selling, general and administrative expenses for the three and six months ended December 31, 2010, respectively, were reclassified as CRS direct costs to conform to the presentation for the fiscal year ending June 30, 2012 (“Fiscal Year 2012”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. We also reclassified $10.5 million of prepaid expenses to other current assets for the period ended June 30, 2011 to conform to the Fiscal Year 2012 presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires companies to disclosure information about offsetting and related arrangements to enable users of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and restricted stock awards/units. The following table outlines the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net income attributable to common stock	$12,940	$16,832	$22,501	$34,623

Weighted average number of shares outstanding, used in computing basic earnings per share	59,265	58,516	59,154	58,483
Dilutive common stock equivalents	984	1,170	1,010	1,190

Weighted average number of shares outstanding used in computing diluted earnings per share	60,249	59,686	60,164	59,673

Basic earnings per share	$0.22	$0.29	$0.38	$0.59
Diluted earnings per share	$0.21	$0.28	$0.37	$0.58

Anti-dilutive options (excluded from the calculation of diluted earnings per share)	2,598	1,537	2,073	1,396

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income has been calculated in accordance with FASB Accounting Standards Codification (“ASC”) No. 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net income	$12,940	$16,832	$22,501	$34,623
Unrealized (loss) gain on derivative instruments*	72	(1,460)	(1,125)	3,661
Foreign currency translation	(11,948)	1,068	(44,171)	32,706

Comprehensive income (loss)	$1,064	$16,440	$(22,795)	$70,990

*	The unrealized (loss) gain on derivative instruments is net of $0.0 million and $(0.4) million of taxes for the three and six months ended December 31, 2011, respectively; and net of $(0.4) and $0.9 million of taxes for the three and six months ended December 31, 2010, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010

Direct costs	$526	$420	$929	$843
Selling, general and administrative	2,336	2,273	4,556	4,003

Total stock-based compensation	$2,862	$2,693	$5,485	$4,846

NOTE 5 – RESTRUCTURING CHARGES

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. We expect the total cost of the 2011 Restructuring Plan to be $15.4 million, including the elimination of approximately 200 managerial and staff positions. We have recorded $13.4 million through December 31, 2011 and expect to record additional restructuring charges of approximately $2.0 million in the third quarter of Fiscal Year 2012.

For the three and six months ended December 31, 2011 and 2010, we recorded the following charges (benefits) to our restructuring plans.

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
2011 Restructuring Plan
Employee severance	$1,727	$—	$3,412	$—
Facilities-related	430	—	1,156	—
Other	—	—	308	—

Total 2011 Plan	$2,157	$—	$4,876	$—
2010 Restructuring Plan
Employee severance	$(965)	$(568)	$(984)	$(755)
Facilities-related	(30)	—	(30)	(176)
Other	—	(4)	—	(31)

Total 2010 Plan	$(995)	$(572)	$(1,014)	$(962)

Total All Plans	$1,162	$(572)	$3,862	$(962)

Current activity charged against restructuring accruals is presented in the following table.

(in thousands)
	Balance at June 30, 2011	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at December 31, 2011
2011 Restructuring Plan
Employee severance costs	$1,622	$3,412	$(2,614)	$2,420
Facilities-related charges	3,720	1,156	(1,343)	3,533
Other charges	—	308	(50)	258
2010 Restructuring Plan
Employee severance costs	1,160	(984)	(176)	—
Facilities-related charges	855	(30)	(23)	802
Pre-2010 Plans
Facilities-related charges	2,041	—	(269)	1,772

Total	$9,398	$3,862	$(4,475)	$8,785

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

•

Perceptive Informatics (Perceptive) provides information technology solutions designed to improve the product development processes of our clients. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), DataLabs® electronic data capture (“EDC”), IMPACT® and TrialWorks® clinical trials management systems (“CTMS”), web-based portals, systems integration, and electronic patient reported outcomes (“ePRO”). These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

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

(in thousands)	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Service revenue
CRS	$247,871	$231,364	$483,280	$463,003
PCMS	38,455	32,013	74,103	60,348
Perceptive	46,844	40,982	90,522	76,828

Total service revenue	$333,170	$304,359	$647,905	$600,179

Direct costs
CRS	$177,841	$157,522	$350,591	$308,505
PCMS	22,584	19,149	43,562	36,371
Perceptive	27,674	22,818	56,120	44,257

Total direct costs	$228,099	$199,489	$450,273	$389,133

Gross profit
CRS	$70,030	$73,842	$132,689	$154,498
PCMS	15,871	12,864	30,541	23,977
Perceptive	19,170	18,164	34,402	32,571

Total gross profit	$105,071	$104,870	$197,632	$211,046

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

As of June 30, 2011, we had $62.2 million of gross unrecognized tax benefits of which $16.6 million would impact the effective tax rate if recognized. As of December 31, 2011, we had $59.0 million of gross unrecognized tax benefits of which $14.1 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $3.2 million net decrease in gross unrecognized tax benefits is primarily composed of a decrease of $3.8 million attributable to currency translation adjustments, a decrease of $0.3 million related to the expiration of statutes of limitations in Europe, and an increase of $0.9 million related to prior year tax positions in Europe.

As of December 31, 2011, we anticipated that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $2.9 million over the next twelve months primarily as a result of the expiration of statutes of limitation outside the United States.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, $9.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through December 31, 2011 includes an expense of approximately $0.7 million of interest and penalties. As of December 31, 2011, $8.8 million of gross interest and penalties were included in our liability for unrecognized tax benefits.

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded through 2000.

For the three months ended December 31, 2011, we had an effective income tax rate of 31.2%. The tax rate was lower than the expected statutory rate primarily as a result of a $0.3 million quarter-specific reserve release resulting from the expiration of statutes in Europe as well as the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.

For the six months ended December 31, 2011, we had an effective income tax rate of 31.6%. The tax rate was lower than the expected statutory rate primarily as a result of a $0.9 million 2012 quarter-specific benefit recorded in the first quarter of Fiscal Year 2012 related to a reduction in the statutory tax rate in the United Kingdom, a $0.3 million quarter-specific reserve release recorded in the second quater of Fiscal Year 2012 resulting from the expiration of statutes in Europe, and the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.

NOTE 8 – LINES OF CREDIT

2011 Credit Agreement

On June 30, 2011, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”) and HSBC Bank USA, National Association (“HSBC”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A. (“JPMorgan”) and HSBC, as Joint Syndication Agents, and the lenders party thereto (the “Lenders”) entered into an agreement (the “2011 Credit Agreement”) providing for a five-year term loan of $100 million and a revolving credit facility in the principal amount of up to $300 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (not to exceed a per annum rate of 1.750%).

Loans outstanding under the 2011 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2011 Credit Agreement terminates and any outstanding loans under it mature on June 30, 2016. Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 30, 2016. Repayment of principal borrowed under the term loan facility is due in equal quarterly installments for the annual periods as summarized below, with the final payment of all amounts outstanding, plus accrued interest, being due on June 30, 2016:

•	5% of principal borrowed must be repaid by June 30, 2012;

•	5% of principal borrowed must be repaid during the one-year period from July 1, 2012 to June 30, 2013;

•	10% of principal borrowed must be repaid during the one-year period from July 1, 2013 to June 30, 2014;

•	20% of principal borrowed must be repaid during the one-year period from July 1, 2014 to June 30, 2015; and

•	60% of principal borrowed must be repaid during the one-year period from July 1, 2015 to June 30, 2016.

On June 30, 2011, we drew down $245 million under the 2011 Credit Agreement. The proceeds of the borrowing were used to repay indebtedness of PAREXEL owed under previous credit arrangements.

We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.4%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.

Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which include customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.

The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2011, we were in compliance with all covenants under the 2011 Credit Agreement.

As of December 31, 2011, we had $145.0 million of principal borrowed under the revolving credit facility, $97.5 million of principal under the term loan, and borrowing availability of $155.0 million under the revolving credit facility.

In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus applicable margin. Principal in the amount of $75 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus applicable margin. As of December 31, 2011, our debt under the 2011 Credit Agreement, including the $100 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 2.0%.

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

Additional Lines of Credit

We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At December 31, 2011, we had $4.5 million available under this line of credit.

We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $46.9 million and $50.2 million at December 31, 2011 and June 30, 2011, respectively, and was included in cash and cash equivalents.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2011, we had approximately $43.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2011 Credit Agreement, our unsecured senior credit facility, is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.7 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

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

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to other intercompany transactions. These contracts are not designated as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2011 and June 30, 2011 (in thousands). All asset and liability amounts are reported in other current assets and other current liabilities.

	December 31, 2011		June 30, 2011
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$175,000	$(1,809)	$150,000	$(1,176)
Cross-currency swap contracts	25,694	(1,514)	31,016	620

Total designated derivatives	$200,694	$(3,323)	$181,016	$(556)

Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$44,422	$(2,696)	$49,633	$419
Foreign exchange contracts	67,130	(134)	107,932	1,126

Total non-designated derivatives	$111,552	$(2,830)	$157,565	$1,545

Total derivatives	$312,246	$(6,153)	$338,581	$989

We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to miscellaneous income (expense) on the consolidated statements of income. The amounts recognized in other comprehensive income, net of taxes, are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(4)	$734	$(412)	$1,115
Cross-currency swap contracts	76	(2,194)	(713)	2,546

Total designated derivatives	$72	$(1,460)	$(1,125)	$3,661

Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. During the six months ended December 31, 2011 and 2010, there were no amounts recorded to reflect ineffective portions of any hedges. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $0.8 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (loss) income on the income statement. The amounts recognized are presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(950)	$(263)	$(3,115)	$2,289
Foreign exchange contracts	2,297	(2,741)	(1,260)	903

Total non-designated derivatives	$1,347	$(3,004)	$(4,375)	$3,192

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$32,471	$—	$—	$32,471
Marketable Securities	19,447	—	—	19,447
Interest Rate Derivative Instruments	—	(4,505)	—	(4,505)
Foreign Currency Exchange Contracts	—	(1,648)	—	(1,648)

Total	$51,918	$(6,153)	$—	$45,765

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$15,436	$—	$—	$15,436
Interest Rate Derivative Instruments	—	(757)	—	(757)
Foreign Currency Exchange Contracts	—	1,746	—	1,746

Total	$15,436	$989	$—	$16,425

Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.

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

As of December 31, 2011, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

We manage our business through three segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communication Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

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

•

Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® and TrialWorks® CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

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

RESULTS OF OPERATIONS

ANALYSIS BY SEGMENT

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2011 and 2010 were as follows:

(in thousands)	Three Months Ended December 31		Increase
	2011	2010*	(Decrease)%
Service revenue
CRS	$247,871	$231,364	$16,507	7.1%
PCMS	38,455	32,013	6,442	20.1%
Perceptive	46,844	40,982	5,862	14.3%

Total service revenue	$333,170	$304,359	$28,811	9.5%

Direct costs
CRS	$177,841	$157,522	$20,319	12.9%
PCMS	22,584	19,149	3,435	17.9%
Perceptive	27,674	22,818	4,856	21.3%

Total direct costs	$228,099	$199,489	$28,610	14.3%

Gross profit
CRS	$70,030	$73,842	$(3,812)	(5.2)%
PCMS	15,871	12,864	3,007	23.4%
Perceptive	19,170	18,164	1,006	5.5%

Total gross profit	$105,071	$104,870	$201	0.2%

(in thousands)	Six Months Ended December 31		Increase
	2011	2010*	(Decrease)%
Service revenue
CRS	$483,280	$463,003	$20,277	4.4%
PCMS	74,103	60,348	13,755	22.8%
Perceptive	90,522	76,828	13,694	17.8%

Total service revenue	$647,905	$600,179	$47,726	8.0%

Direct costs
CRS	$350,591	$308,505	$42,086	13.6%
PCMS	43,562	36,371	7,191	19.8%
Perceptive	56,120	44,257	11,863	26.8%

Total direct costs	$450,273	$389,133	$61,140	15.7%

Gross profit
CRS	$132,689	$154,498	$(21,809)	(14.1)%
PCMS	30,541	23,977	6,564	27.4%
Perceptive	34,402	32,571	1,831	5.6%

Total gross profit	$197,632	$211,046	$(13,414)	(6.4)%

*	Effective with the September 30, 2011 reporting period, $3.0 million and $5.7 million of selling, general and administrative expenses for the three and six months ended December 31, 2010, respectively, were reclassified as CRS direct costs to conform to the presentation for the fiscal year ending June 30, 2012 (“Fiscal Year 2012”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended December 31, 2011 Compared With Three Months Ended December 31, 2010:

Revenue

Service revenue increased by $28.8 million, or 9.5%, to $333.2 million for the three months ended December 31, 2011 from $304.4 million for the three months ended December 31, 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Three months ended December 31, 2011		Three months ended December 31, 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$138.2	41.5%	$127.2	41.8%
Europe, Middle East & Africa	$144.9	43.4%	$136.2	44.8%
Asia/Pacific	$50.1	15.1%	$41.0	13.4%

For the three months ended December 31, 2011 compared with the same period in 2010, service revenue in the Americas increased by $11.0 million, or 8.7%; Europe, Middle East & Africa service revenue increased by $8.7 million, or 6.3%; and Asia/Pacific service revenue increased by $9.1 million, or 22.4%. Growth in the Asia/Pacific region was due, in part, to continuing demand for international trials, particularly in the Phase II-III/PACE portion of the CRS business.

On a segment basis, CRS service revenue increased by $16.5 million, or 7.1%, to $247.9 million for the three months ended December 31, 2011 from $231.4 million for the three months ended December 31, 2010. The increase was primarily attributable to a $22.6 million increase in Phase II-III/PACE; offset in part by a $6.2 million decrease in our Early Phase business (including a $1.4 million decrease due to the disposition of two South African facilities). The impact of foreign currency exchange movements was minimal on a year-over-year quarterly basis. The increase in Phase II-III/PACE was due to our recent success in new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our previously announced restructuring efforts in this business unit.

PCMS service revenue increased by $6.4 million, or 20.1%, to $38.5 million for the three months ended December 31, 2011 from $32.0 million for the same period in 2010. Higher service revenue was due primarily to a $9.4 million increase in our Strategic Compliance and Integrated Product Development services associated with growth in start-up Phase II-III/PACE activities. These increases were partly offset by a $2.0 million decrease in our medical communications business due to lower demand.

Perceptive service revenue increased by $5.9 million, or 14.3%, to $46.8 million for the three months ended December 31, 2011 from $41.0 million for the three months ended December 31, 2010. The increase was due primarily to a $4.6 million increase in our RTSM services and a $2.0 million increase in Medical Imaging. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $28.6 million, or 14.3%, to $228.1 million for the three months ended December 31, 2011 from $199.5 million for the three months ended December 31, 2010. As a percentage of total service revenue, direct costs increased to 68.5% from 65.5% for the respective periods.

On a segment basis, CRS direct costs increased by $20.3 million, or 12.9%, to $177.8 million for the three months ended December 31, 2011 from $157.5 million for the three months ended December 31, 2010. This increase resulted primarily from higher levels of project activity and increased labor costs, offset by $1.1 million related to foreign currency exchange movements and $0.7 million related to the disposition of two South African facilities. As a percentage of service revenue, CRS direct costs increased to 71.7% for the three months ended December 31, 2011 from 68.1% for the three months ended December 31, 2010 due primarily to higher staffing levels in advance of the revenue curve from continued strength in new business wins.

PCMS direct costs increased by $3.4 million, or 17.9%, to $22.6 million for the three months ended December 31, 2011 from $19.1 million for the three months ended December 31, 2010. This increase was primarily due to hiring and labor costs in our consulting business, due to increased demand for these services. Offsetting this increase was a $1.6 million decline in the medical communications business due to lower demand. As a percentage of service revenue, PCMS direct costs decreased to 58.7% from 59.8% for the respective periods as a result of improved revenue mix.

Perceptive direct costs increased by $4.9 million, or 21.3%, to $27.7 million for the three months ended December 31, 2011 from $22.8 million for the three months ended December 31, 2010 due to a $1.6 million increase in labor costs and a $1.5 million increase in fee expenses. As a percentage of service revenue, Perceptive direct costs increased to 59.1% for the three months ended December 31, 2011 from 55.7% for the three months ended December 31, 2010. This increase was largely due to ongoing investments in the business to build our capabilities in low-cost locations and other areas of the business, increased hiring related to new strategic partnership support, a change in revenue mix, and higher compensation costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased to $64.4 million for the three months ended December 31, 2011 from $61.2 million for the three months ended December 31, 2010. This $3.2 million increase was due primarily to $2.6 million of additional compensation costs and a $1.4 million increase in office-related expenses and travel costs, partly offset by the $0.8 million decrease related to the two South African facilities that were sold in the prior quarter. As a percentage of service revenue, SG&A decreased to 19.3% for the three months ended December 31, 2011 compared with 20.1% for the three months ended December 31, 2010. This decrease was due, in part, to our recent restructuring efforts.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.9 million, or 5.6%, to $17.0 million for the three months ended December 31, 2011 from $16.1 million for the three months ended December 31, 2010. As a percentage of service revenue, depreciation and amortization was 5.1% for the three months ended December 31, 2011 versus 5.3% for the same period in 2010.

Restructuring Charge (Benefit)

For the three months ended December 31, 2011, we recorded $1.2 million of charges related to our restructuring plans. This included a $2.2 million charge related to the restructuring plan adopted in Fiscal Year 2011 (“2011 Restructuring Plan”) and a $1.0 million benefit related to a reduction in estimated separation benefits associated with our restructuring plan adopted in Fiscal Year 2010 (“2010 Restructuring Plan”). The $2.2 million charge included approximately $1.7 million in employee separation benefits associated with the elimination of approximately 50 managerial and staff positions and $0.5 million in costs related to the abandonment of certain property leases.

For the three months ended December 31, 2010, we recorded $0.6 million in restructuring benefits for changes in estimates related to reserves for our restructuring plans.

Income from Operations

Income from operations decreased to $22.6 million for the three months ended December 31, 2011 from $28.2 million for the same period in 2010. Income from operations as a percentage of service revenue, or operating margin, decreased to 6.8% from 9.3% for the respective periods. This decrease in operating margin was due primarily to lower gross margins during the quarter, primarily as a result of hiring ahead of the revenue curve.

Other Expense

We recorded net other expense of $3.8 million for the three months ended December 31, 2011 compared with other expense of $8.5 million for the three months ended December 31, 2010. The $4.7 million decrease was due to a $2.7 million reduction in miscellaneous expense and a $2.0 million decrease in interest expense, net of interest income. The lower interest expense was due primarily to the refinancing of our primary line of credit in June 2011 and a new interest hedging program that was put in place in Fiscal Year 2012.

Miscellaneous expense for the three months ended December 31, 2011 was $2.7 million consisting primarily of a $3.3 million loss related to the revaluation of foreign denominated assets, partly offset by a $1.3 million gain related to derivative contracts.

Miscellaneous expense for the three months ended December 31, 2010 of $5.4 million was driven by $3.0 million of unrealized losses related to foreign exchange contracts, the $1.2 million charge for the impairment of certain long-lived assets in France, and $1.2 million of losses on the revaluation of certain foreign denominated assets and liabilities.

Taxes

For the three months ended December 31, 2011 and 2010, we had an effective income tax rate of 31.2% and 14.7%, respectively. The lower tax rate for the three months ended December 31, 2010 was primarily the result of a low projected annual effective tax rate that was attributable to reductions in valuation allowances resulting from projected profitability improvements in the United States and United Kingdom.

Six Months Ended December 31, 2011 Compared With Six Months Ended December 31, 2010:

Revenue

Service revenue increased by $47.7 million, or 8.0%, to $647.9 million for the six months ended December 31, 2011 from $600.2 million for the six months ended December 31, 2010. On a geographic basis, service revenue was distributed as follows (in millions):

	Six months ended December 31, 2011		Six months ended December 31, 2010
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$278.3	42.9%	$260.1	43.3%
Europe, Middle East & Africa	$268.0	41.4%	$261.7	43.6%
Asia/Pacific	$101.6	15.7%	$78.4	13.1%

For the six months ended December 31, 2011 compared with the same period in 2010, service revenue in the Americas increased by $18.2 million, or 7.0%, and included $0.4 million from the positive impact of foreign currency fluctuations. Europe, Middle East & Africa service revenue increased by $6.3 million, or 2.4%, and included $5.5 million from the positive impact of foreign currency fluctuations. Asia/Pacific service revenue increased by $23.2 million, or 30.0%, including $1.0 million from the positive impact from foreign currency fluctuations. Growth in the Asia/Pacific region was due, in part, to continuing demand for international trials, particularly in the Phase II-III/PACE portion of the CRS business.

On a segment basis, CRS service revenue increased by $20.3 million, or 4.4%, to $483.3 million for the six months ended December 31, 2011 from $463.0 million for the six months ended December 31, 2010. The increase was primarily attributable to a $27.3 million increase in Phase II-III/PACE and the $5.7 million positive impact of foreign currency exchange movements; offset by a $12.7 million decrease in our Early Phase business. The increase in Phase II-III/PACE was due to our recent success in winning new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our restructuring efforts in this business unit, including the disposition of two South African facilities.

PCMS service revenue increased by $13.8 million, or 22.8%, to $74.1 million for the six months ended December 31, 2011 from $60.3 million for the same period in 2010. The increase was due primarily to a $16.8 million expansion in our Strategic Compliance and Integrated Product Development consulting services coupled with growth associated with start-up Phase II-III/PACE activities. These increases were partly offset by a $3.3 million decrease in our medical communications business. The positive impact of foreign currency exchange movements contributed $0.8 million to the increase.

Perceptive service revenue increased by $13.7 million, or 17.8%, to $90.5 million for the six months ended December 31, 2011 from $76.8 million for the six months ended December 31, 2010. The increase was due to an $8.2 million increase in our RTSM business, a $6.3 million increase in Medical Imaging, and a $1.2 million increase in our EDC services; offset by a $1.7 million decrease in other services. The continued growth in Perceptive was due to higher demand for technology usage in clinical trials.

Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.

Direct Costs

Direct costs increased by $61.1 million, or 15.7%, to $450.3 million for the six months ended December 31, 2011 from $389.1 million for the six months ended December 31, 2010. As a percentage of total service revenue, direct costs increased to 69.5% from 64.8% for the respective periods.

On a segment basis, CRS direct costs increased by $42.1 million, or 13.6%, to $350.6 million for the six months ended December 31, 2011 from $308.5 million for the six months ended December 31, 2010. This increase resulted primarily from higher levels of project activity and increased labor costs and the $8.1 million impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 72.5% for the six months ended December 31, 2011 from 66.6% for the six months ended December 31, 2010 due primarily to higher staffing levels, in advance of the revenue curve from continued strength in new business wins.

PCMS direct costs increased by $7.2 million, or 19.8%, to $43.6 million for the six months ended December 31, 2011 from $36.4 million for the six months ended December 31, 2010. This increase was primarily due to higher labor costs in our Strategic Compliance and Integrated Product Development consulting services due to increased demand for these services. Offsetting this increase was a $2.7 million decline in labor costs within the medical communications business. As a percentage of service revenue, PCMS direct costs decreased to 58.8% from 60.3% for the respective periods as a result of a more favorable revenue mix.

Perceptive direct costs increased by $11.9 million, or 26.8%, to $56.1 million for the six months ended December 31, 2011 from $44.3 million for the six months ended December 31, 2010. This increase included a $3.4 million increase in labor costs and a $3.9 million increase in fee expenses. As a percentage of service revenue, Perceptive direct costs increased to 62.0% for the six months ended December 31, 2011 from 57.6% for the six months ended December 31, 2010. This increase was largely due to investments in the business to build our capabilities in low-cost locations, increased hiring related to new strategic partnership support, a change in revenue mix, and higher compensation costs.

Selling, General and Administrative

SG&A expense increased by $3.3 million, or 2.7%, to $125.3 million for the six months ended December 31, 2011 from $122.0 million for the six months ended December 31, 2010. The increase was due primarily to the $2.1 million impact of foreign currency rate movements and $1.5 million of additional compensation costs. As a percentage of service revenue, SG&A decreased to 19.3% for the six months ended December 31, 2011 compared with 20.3% for the six months ended December 31, 2010. This decrease was due, in part, to increased productivity and efficiency and revenue growth.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.6 million, or 5.1%, to $33.4 million for the six months ended December 31, 2011 from $31.8 million for the six months ended December 31, 2010. As a percentage of service revenue, depreciation and amortization was 5.2% for the six months ended December 31, 2011 versus 5.3% for the same period in 2010.

Restructuring Charge (Benefit)

For the six months ended December 31, 2011, we recorded $3.9 million in charges related to our restructuring plans. This included $4.9 million in charges related to the 2011 Restructuring Plan, partly offset by a $1.0 million benefit related to a reduction in estimated separation benefits of the 2010 Restructuring Plan. The $4.9 million charge included approximately $3.4 million in employee separation benefits associated with the elimination of approximately 100 managerial and staff positions, $1.2 million in costs related to the exit of certain property leases, and $0.3 million in other charges.

For the six months ended December 31, 2010, we recorded $1.0 million in restructuring benefits for changes in estimates related to reserves for our restructuring plans.

Income from Operations

Income from operations decreased to $35.0 million for the six months ended December 31, 2011 from $58.2 million for the same period in 2010. Income from operations as a percentage of service revenue, or operating margin, decreased to 5.4% from 9.7% for the respective periods. This decrease in operating margin was due primarily to lower gross margins, primarily as a result of hiring ahead of the revenue curve.

Other Expense

We recorded net other expense of $2.2 million for the six months ended December 31, 2011 compared with net other expense of $15.8 million for the six months ended December 31, 2010. The $13.6 million reduction in expense was due to an $11.5 million swing in miscellaneous income (expense) and a $2.1 million decrease in interest expense, net of interest income. The lower interest expense was due primarily to the new interest hedging program that was put in place in Fiscal Year 2012.

Miscellaneous income for the six months ended December 31, 2011 was $1.5 million consisting primarily of a $7.1 million gain related to the revaluation of foreign denominated assets, partly offset by a $4.4 million loss related to derivative contracts.

Miscellaneous expense for the six months ended December 31, 2010 of $10.0 million was primarily attributable to $11.9 million of losses on certain foreign denominated assets and liabilities and a $1.2 million charge for the impairment of certain long-lived assets in France; partly offset by $3.2 million of gains related to foreign exchange contracts.

Taxes

For the six months ended December 31, 2011 and 2010, we had an effective income tax rate of 31.6% and 18.4%, respectively. The lower tax rate for the six months ended December 31, 2010 was primarily the result of a low projected annual effective tax rate that was attributable to reductions in valuation allowances resulting from projected profitability improvements in the United States and United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for computer hardware, software, and leasehold improvements. As of December 31, 2011, we had cash, cash equivalents and marketable securities of approximately $153.1 million. Our cash is held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such restrictions.

DAYS SALES OUTSTANDING

Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of December 31, 2011 and June 30, 2011.

(in millions)	December 31, 2011	June 30, 2011
Billed accounts receivable, net	$304.7	$341.3
Unbilled accounts receivable, net	341.0	308.4

Total accounts receivable	645.7	649.7
Deferred revenue	374.0	332.7

Net receivables	$271.7	$317.0

DSO	57	69

The improvement in DSO was due to improved cash collections and increased client advances.

CASH FLOWS

Net cash provided by operating activities was $115.8 million for the six months ended December 31, 2011 as compared to net cash used in operating activities of $67.1 million for the six months ended December 31, 2010. The increase in operating cash flows primarily reflects the effects of improved customer billings and collections, increased client advances and other changes to working capital requirements.

Net cash used in investing activities was $48.2 million for the six months ended December 31, 2011 as compared to $14.6 million for the six months ended December 31, 2010. These amounts primarily reflect more cash used for the purchases and proceeds of marketable securities, net.

Net cash used in financing activities was $1.2 million for the six months ended December 31, 2011 as compared to net cash provided by financing activities of $66.8 million for the six months ended December 31, 2010. These amounts primarily reflect higher repayments under our lines of credit.

LINES OF CREDIT

Our primary line of credit entered into on June 30, 2011 (“2011 Credit Agreement”) consists of a five-year $100 million term loan and a $300 million revolving credit facility. As of December 31, 2011, we had $145.0 million of principal borrowed under the revolving credit facility, $97.5 million of principal under the term loan, and borrowing availability of $155.0 million under the revolving credit facility.

In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with FASB Accounting Standards Codification 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus applicable margin. Principal in the amount of $75 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus applicable margin. As of December 31, 2011, our debt under the 2011 Credit Agreement, including the $100 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 2.0%.

During the six months ended December 31, 2011, we made principal payments of $2.5 million on the term loan. The term loan scheduled repayments under the 2011 Credit Agreement increase over time from 5% of the principal due in the first year to 60% of the principal due in the last year. See Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our lines of credit.

COMMITMENTS, CONTINGENCIES AND GUARANTEES

As of December 31, 2011, we had approximately $43.0 million in purchase obligations with various vendors for the purchase of computer software and other services.

The 2011 Credit Agreement, our unsecured senior credit facility, is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $7.7 million guaranteeing performance under various operating leases and vendor agreements.

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed $245 million in Fiscal Year 2011 under the 2011 Credit Agreement to refinance prior debt facilities and to provide working capital. Our primary committed external source of funds is the 2011 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2011 Credit Agreement upon its maturity in 2016.

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

As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I. Item 3 “Foreign Currency Exchange Rates and Interest Rates”.

We made capital expenditures of approximately $27.5 million during the six months ended December 31, 2011, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $65 to $70 million in Fiscal Year 2012, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The plan focused primarily on the Early Phase business and corporate functions. We expect the total cost of the plan to be $15.4 million, including the elimination of approximately 200 managerial and staff positions. We have recorded $13.4 million through December 31, 2011 and expect to record additional charges of approximately $2.0 million in the third quarter of Fiscal Year 2012.

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

FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES

We derived approximately 60.8% of our consolidated service revenue for the six months ended December 31, 2011 from operations outside of the United States, including 22.5% denominated in Euros and 11.7% denominated in pounds sterling. We derived approximately 59.9% of our consolidated service revenue for the six months ended December 31, 2010 from operations outside of the United States, including 23.0% denominated in Euros and 12.3% denominated in pounds sterling. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.

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

As of December 31, 2011, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $200.7 million, including an interest rate swap and cap agreements with a notional value of $175.0 million executed in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of December 31, 2011, the estimated amount that could be recognized in earnings was a loss of approximately $1.1 million, net of tax.

As of December 31, 2011, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $111.6 million. The potential change in the fair value of these foreign currency exchange contracts that would result from a hypothetical change of 10% in exchange rates would be approximately $1.2 million.

During the six months ended December 31, 2011 and 2010, we recorded foreign exchange gains of $2.7 million and foreign exchange losses of $8.7 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge program, but quantification of this risk is difficult to assess at any given point in time.

Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $5.3 million at December 31, 2011 and $5.9 million at June 30, 2011. Long-term debt was $237.5 million at December 31, 2011 and $240.1 million at June 30, 2011. Based on average short-term and long-term debt for the six months ended December 31, 2011, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $0.7 million on an annual basis.

MARKETABLE SECURITIES

During the first quarter of Fiscal Year 2012, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and have elected to account for them under the fair value method. As of December 31, 2011, the value of these marketable securities was $19.4 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes 9 revised or new risk factors that reflect material developments subsequent to the risk factors included in the 2011 10-K:

•	“We face risks arising from the restructing of our operations;”

•	“The current economic environment may negatively impact our financial performance as a result of client defaults and other factors;”

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;”

•

“Existing and proposed laws and regulations regarding confidentiality of patients’ and other individuals’ personal information could result in increased risks of liability or increased cost to us or could limit our product and service offerings;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be violate, which could lead to losses by investors.”

Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.

Risks Associated with our Business and Operations

The loss, modification, or delay of large or multiple contracts may negatively impact our financial performance.

Our clients generally can terminate their contracts with us upon 30 to 60 days notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced large contract cancellations and delays, which have adversely affected our operating results.

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

Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect us, including, but not limited to, the current Greek debt crisis and related European financial restructuring efforts. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The plan focused primarily on the Early Phase business and corporate functions. We expect the total cost of the plan to be $15.4 million, including the elimination of approximately 200 managerial and staff positions. We have recorded $13.4 million through December 31, 2011 and expect to record additional charges of approximately $2.0 million in the quarter ending March 31, 2012. Although we expect that all costs associated with this restructuring plan will be recorded as of March 31, 2012, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

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

We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 60.8% and 59.9% of total consolidated service revenue for the six months ended December 31, 2011 and 2010, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 41.4% and 43.6% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 15.7% and 13.1% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $22.6 million for the fiscal quarter ended December 31, 2011, $12.5 million for the fiscal quarter ended September 30, 2011, $1.6 million for the fiscal quarter ended June 30, 2011, $21.9 million for the fiscal quarter ended March 31, 2011, and $28.2 million for the fiscal quarter ended December 31, 2010. Factors that cause these variations include:

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

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the six months ended December 31, 2011 was positively impacted by approximately $6.9 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•

Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the six months ended December 31, 2011 and 2010, approximately 22.5% and 23.0% of consolidated service revenue was denominated in Euros, respectively. Revenue, denominated in pounds sterling, was 11.7% and 12.3%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

As of December 31, 2011, our total assets included $328.6 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval and the conduct of clinical trials. In addition, we may be obligated to comply with regulations that apply to our clients, including, but not limited to, the Physician Payment Sunshine Act. If we fail to comply with these governmental regulations, it could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.

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

As of December 31, 2011, we had $242.8 million principal amount of debt outstanding and remaining borrowing availability of $155 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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

The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On January 31, 2012, the closing sales price of our common stock on the Nasdaq Global Select Market was $24.10 per share. During the period from January 31, 2010 to January 31, 2012, our common stock traded at prices ranging from a high of $27.91 per share to a low of $15.26 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.

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

PAREXEL International Corporation

Date: February 9, 2012	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer

Date: February 9, 2012	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections