Form 10-Q
period 2012-03-31
PAREXEL INTERNATIONAL CORP
filed 2012-05-10
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2012, there were 59,888,387 shares of common stock outstanding.

1

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,891	$89,056
Marketable securities	53,385	—
Billed and unbilled accounts receivable, net	643,576	649,643
Prepaid expenses	20,758	21,336
Deferred tax assets	24,692	17,817
Income taxes receivable	—	6,347
Other current assets	23,908	23,379
Total current assets	896,210	807,578
Property and equipment, net	187,975	201,342
Goodwill	258,239	262,313
Other intangible assets, net	72,872	79,958
Non-current deferred tax assets	26,299	31,434
Long-term income taxes receivable	17,396	20,222
Other assets	31,146	26,636
Total assets	$1,490,137	$1,429,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,004	$5,867
Accounts payable	40,745	31,724
Deferred revenue	322,713	311,896
Accrued expenses	32,317	35,949
Accrued restructuring charges, current portion	5,033	4,689
Accrued employee benefits and withholdings	99,433	79,542
Current deferred tax liabilities	15,144	17,216
Income taxes payable	8,706	—
Other current liabilities	13,349	3,397
Total current liabilities	542,444	490,280
Long-term debt, net of current portion	224,234	240,102
Non-current deferred tax liabilities	25,411	30,987
Long-term accrued restructuring charges, net of current portion	3,884	4,709
Long-term income tax liabilities	51,833	57,816
Long-term deferred revenue	27,133	20,766
Other liabilities	19,309	18,819
Total liabilities	894,248	863,479
Stockholders’ equity:
Preferred stock	—	—
Common stock	599	584
Additional paid-in capital	267,529	251,045
Retained earnings	340,890	295,520
Accumulated other comprehensive (loss) income	(13,129)	18,855
Total stockholders’ equity	595,889	566,004
Total liabilities and stockholders’ equity	$1,490,137	$1,429,483

See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Service revenue	$355,992	$301,396	$1,003,897	$901,575
Reimbursement revenue	56,037	51,565	156,592	157,693
Total revenue	412,029	352,961	1,160,489	1,059,268
Direct costs	241,445	195,605	691,718	584,738
Reimbursable out-of-pocket expenses	56,037	51,565	156,592	157,693
Selling, general and administrative	67,159	67,700	192,506	189,740
Depreciation	15,166	13,582	44,199	40,438
Amortization	2,198	2,500	6,542	7,408
Restructuring charge (benefit)	1,807	144	5,669	(818)
Total costs and expenses	383,812	331,096	1,097,226	979,199
Income from operations	28,217	21,865	63,263	80,069
Interest income	1,250	1,211	4,009	3,616
Interest expense	(3,152)	(3,699)	(9,598)	(11,881)
Miscellaneous expense	(4,373)	(4,515)	(2,856)	(14,526)
Other expense	(6,275)	(7,003)	(8,445)	(22,791)
Income before income taxes	21,942	14,862	54,818	57,278
(Benefit) provision for income taxes	(927)	(872)	9,448	6,921
Net income	$22,869	$15,734	$45,370	$50,357
Earnings per common share
Basic	$0.38	$0.27	$0.76	$0.86
Diluted	$0.38	$0.26	$0.75	$0.84
Shares used in computing earnings per common share
Basic	59,652	58,673	59,319	58,545
Diluted	60,494	59,808	60,272	59,717
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31, 2012	March 31, 2011
Cash flow from operating activities:
Net income	$45,370	$50,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,741	47,846
Stock-based compensation	8,236	7,421
Provision for losses on receivables	738	1,029
Deferred income taxes	(9,384)	(15,462)
Changes in operating assets and liabilities	60,265	(131,148)
Net cash provided by (used in) operating activities	155,966	(39,957)
Cash flow from investing activities:
(Purchase of) proceeds from redemption of marketable securities	(53,647)	13,058
Purchase of property and equipment	(38,163)	(38,727)
Proceeds from sale of assets	—	98
Net cash used in investing activities	(91,810)	(25,571)
Cash flow from financing activities:
Proceeds from issuance of common stock	8,263	4,493
Borrowing under credit agreement	168,000	195,000
Repayments under credit agreement	(183,750)	(119,500)
Repayments under other debt	(842)	(1,696)
Purchase of non-controlling interests	—	(1,550)
Net cash (used in) provided by financing activities	(8,329)	76,747
Effect of exchange rate changes on cash and cash equivalents	(14,992)	13,035
Net increase in cash and cash equivalents	40,835	24,254
Cash and cash equivalents at beginning of period	89,056	95,170
Cash and cash equivalents at end of period	$129,891	$119,424
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$8,782	$12,014
Income taxes, net of refunds	$7,038	$26,060
See notes to condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 10-K”) filed with the Securities and Exchange Commission on August 26, 2011.
Effective July 1, 2011, $3.1 million and $8.8 million of selling, general and administrative expenses for the three and nine months ended March 31, 2011, respectively, were reclassified as CRS direct costs to conform to the presentation for the fiscal year ending June 30, 2012 (“Fiscal Year 2012”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. We also reclassified $10.5 million of prepaid expenses to other current assets for the period ended June 30, 2011 to conform to the Fiscal Year 2012 presentation.
Recently Issued Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the guidance to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 modifies the impairment test for goodwill and allows an entity the option to assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If, as a result of the qualitative assessment, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires companies to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized 5 million shares of preferred stock at $0.01 par value. As of both March 31, 2012 and June 30, 2011, we had 0 preferred shares issued and outstanding, respectively.
We have authorized 75 million shares of common stock with a $0.01 par value. As of March 31, 2012, we had 59,873,397 shares issued and outstanding. As of June 30, 2011, we had 59,004,028 shares issued and outstanding.
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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income attributable to common stock	$22,869	$15,734	$45,370	$50,357
Weighted average number of shares outstanding, used in computing basic earnings per share	59,652	58,673	59,319	58,545
Dilutive common stock equivalents	842	1,135	953	1,172
Weighted average number of shares outstanding used in computing diluted earnings per share	60,494	59,808	60,272	59,717
Basic earnings per share	$0.38	$0.27	$0.76	$0.86
Diluted earnings per share	$0.38	$0.26	$0.75	$0.84
Anti-dilutive options (excluded from the calculation of diluted earnings per share)	1,869	1,537	2,209	1,396

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated in accordance with FASB Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income	$22,869	$15,734	$45,370	$50,357
Unrealized (loss) gain on derivative instruments	(245)	2,523	(1,370)	6,184
Foreign currency translation	13,557	18,519	(30,614)	51,225
Comprehensive income	$36,181	$36,776	$13,386	$107,766
The unrealized (loss) gain on derivative instruments is net of $(0.1) million and $(0.5) million of taxes for the three and nine months ended March 31, 2012, respectively; and net of $1.0 million and $1.9 million of taxes for the three and nine months ended March 31, 2011, respectively.

NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Direct costs	$418	$362	$1,347	$1,205
Selling, general and administrative	2,333	2,213	6,889	6,216
Total stock-based compensation	$2,751	$2,575	$8,236	$7,421

NOTE 5 – RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $15.3 million and included the elimination of approximately 150 managerial and staff positions.
For the three and nine months ended March 31, 2012 and March 31, 2011, we recorded the following charges (benefits) to our restructuring plans.

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
2011 Restructuring Plan
Employee severance	$1,966	$—	$5,378	$—
Facilities-related	(105)	—	1,051	—
Other	—	—	308	—
Total 2011 Plan	$1,861	$—	$6,737	$—
2010 Restructuring Plan
Employee severance	$—	$157	$(984)	$(598)
Facilities-related	(54)	(13)	(84)	(189)
Other	—		—	(31)
Total 2010 Plan	$(54)	$144	$(1,068)	$(818)
Total All Plans	$1,807	$144	$5,669	$(818)
Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2011			March 31, 2012
2011 Restructuring Plan
Employee severance costs	$1,622	$5,378	$(3,847)	$3,153
Facilities-related charges	3,720	1,051	(1,490)	3,281
Other charges	—	308	(242)	66
2010 Restructuring Plan
Employee severance costs	1,160	(984)	(176)	—
Facilities-related charges	855	(84)	(75)	696
Pre-2010 Plans
Facilities-related charges	2,041	—	(320)	1,721
Total	$9,398	$5,669	$(6,150)	$8,917

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

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Service revenue
CRS	$263,372	$227,006	$746,652	$690,009
PCMS	43,301	34,136	117,404	94,484
Perceptive	49,319	40,254	139,841	117,082
Total service revenue	$355,992	$301,396	$1,003,897	$901,575
Direct costs
CRS	$188,520	$152,149	$539,111	$460,654
PCMS	25,101	20,471	68,663	56,842
Perceptive	27,824	22,985	83,944	67,242
Total direct costs	$241,445	$195,605	$691,718	$584,738
Gross profit
CRS	$74,852	$74,857	$207,541	$229,355
PCMS	18,200	13,665	48,741	37,642
Perceptive	21,495	17,269	55,897	49,840
Total gross profit	$114,547	$105,791	$312,179	$316,837

NOTE 7 – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances.
As of June 30, 2011, we had $62.2 million of gross unrecognized tax benefits of which $16.6 million would impact the effective tax rate if recognized. As of March 31, 2012, we had $52.4 million of gross unrecognized tax benefits of which $10.4 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $9.8 million net decrease in gross unrecognized tax benefits is composed of a decrease of $9.0 million related to settlements with tax authorities and the expiration of statutes of limitation in Europe, and a decrease of $2.5 million attributable to currency translation adjustments, partly offset by an increase of $1.7 million related to prior year tax positions in Europe and Asia. As of March 31, 2012, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $4.7 million over the next twelve months primarily as a result of the expiration of statutes of limitation.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, $9.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through March 31, 2012 includes a benefit of approximately $1.6 million of interest and penalties primarily as a result of the changes in gross unrecognized tax benefits described above. As of March 31, 2012, $6.8 million of gross interest and penalties were included in our liability for unrecognized tax benefits.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded. Substantially all material foreign income tax matters have been concluded for all years through 2000.
For the three and nine months ended March 31, 2012, we had effective income tax rates of (4.2)% and 17.2%, respectively. The tax rates for these periods were lower than the expected statutory rate primarily as a result of a $0.9 million quarter specific benefit recorded in the first quarter of fiscal year 2012 related to a reduction in the statutory tax rate in the United Kingdom, a $6.8 million quarter specific benefit recorded in the third quarter of fiscal year 2012 resulting from the release of income tax reserves and associated reserves for interest and penalties due to settlements with tax authorities and the expiration of statutes of limitation in Europe, as well as the effect of a lower projected annual effective tax rate for Fiscal Year 2012 on both the three and nine month periods. The projected annual effective tax rate is lower than the expected statutory rate because of the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.
For the three and nine months ended March 31, 2011, we had effective income tax rates of (5.9)% and 12.1%, respectively. The tax rates for these periods were lower than the expected statutory rate primarily because of quarter specific reductions in the valuation allowance, as well as the effect of a lower projected annual effective tax rate for Fiscal Year 2011 on both the three and nine month periods. The projected annual effective tax rate is lower than the expected statutory rate because of additional reductions in valuation allowances resulting from improved profitability in the United Kingdom, as well as the favorable effect of statutory rates applicable to income earned outside the United States

NOTE 8 – LINES OF CREDIT
2011 Credit Agreement
On June 30, 2011, we entered into an unsecured senior credit facility (the “2011 Credit Agreement”) providing for a five-year term loan of $100.0 million and a revolving credit facility in the principal amount of up to $300.0 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (margin not to exceed a per annum rate of 1.75%).
As of March 31, 2012, we had $133.0 million of principal borrowed under the revolving credit facility, $96.3 million of principal borrowed under the term loan, and borrowing availability of $167.0 million under the revolving credit facility.
In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus an applicable margin. As of March 31, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.6%.
During the nine months ended March 31, 2012, we made principal payments of $3.8 million on the term loan. The term loan scheduled repayments under the 2011 Credit Agreement increase over time from 5% of the principal due in the first year to 60% of the principal due in the last year.

Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At March 31, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.0% and 4.0%. We entered into this line of credit to facilitate business transactions. At March 31, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $36.1 million and $50.2 million at March 31, 2012 and June 30, 2011, respectively, and was included in cash and cash equivalents.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2012, we had approximately $45.6 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We have letter-of-credit agreements with banks totaling approximately $8.4 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

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
The following table presents the notional amounts and fair values of our derivatives as of March 31, 2012 and June 30, 2011 (in thousands). All asset and liability amounts are reported in other current assets, other current liabilities, and other liabilities.

	March 31, 2012		June 30, 2011
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(1,978)	$150,000	$(1,176)
Cross-currency swap contracts	26,447	(1,587)	31,016	620
Total designated derivatives	$176,447	$(3,565)	$181,016	$(556)
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$45,724	$(3,363)	$49,633	$419
Foreign exchange contracts	78,468	1,335	107,932	1,126
Total non-designated derivatives	$124,192	$(2,028)	$157,565	$1,545
Total derivatives	$300,639	$(5,593)	$338,581	$989
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income on the balance sheet, net of deferred taxes and any ineffective portion to miscellaneous expense on the consolidated statements of income. The gains (losses) recognized in other comprehensive income, net of taxes, are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(105)	$691	$(517)	$1,806
Cross-currency swap contracts	(140)	1,832	(853)	4,378
Total designated derivatives	$(245)	$2,523	$(1,370)	$6,184
Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. During the nine months ended March 31, 2012 and March 31, 2011, no amounts were recorded to reflect ineffective portions of any hedges. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $0.6 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous expense on the consolidated statements of income. The gains (losses) recognized are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(667)	$1,194	$(3,782)	$3,483
Foreign exchange contracts	1,469	1,200	209	2,103
Total non-designated derivatives	$802	$2,394	$(3,573)	$5,586

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

•
Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

◦	quoted prices for similar assets and liabilities in active markets

◦	quoted prices for identical or similar assets or liabilities in markets that are not active

◦	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

◦	inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,023	$—	$—	$20,023
Marketable securities	53,385	—	—	53,385
Interest rate derivative instruments	—	(5,341)	—	(5,341)
Foreign currency exchange contracts	—	(252)	—	(252)
Total	$73,408	$(5,593)	$—	$67,815
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,436	$—	$—	$15,436
Interest rate derivative instruments	—	(757)	—	(757)
Foreign currency exchange contracts	—	1,746	—	1,746
Total	$15,436	$989	$—	$16,425
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
The marketable securities are held in foreign government treasury certificates that are actively traded, with original maturities over 90 days but less than one year. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We have elected to account for these investments under the fair value option to better represent the value of our assets. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
Interest rate derivative instruments are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.
Foreign currency exchange contracts are measured at fair value using a market approach valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by leading third-party financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
For the three months and nine ended March 31, 2012, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 12 – PURCHASE OF NON-CONTROLLING INTERESTS
In August 2010, we purchased all the remaining shares outstanding of PAREXEL International Clinical Research Private Limited from its minority shareholders for approximately $1.6 million, pursuant to a call option. The transaction was accounted for as an equity transaction following the guidance of ASC 810, “Consolidation,” because we controlled and consolidated PAREXEL International Clinical Research Private Limited prior to the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The financial information set forth and discussed below is unaudited but, in the opinion of management, includes all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. Our results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire fiscal year.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011 (the “2011 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

OVERVIEW
We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting, advanced technology and informatics products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, commercialization services (including health policy and reimbursement), performance improvement, medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® and TrialWorks® clinical trials management systems (“CTMS”), DataLabs® electronic data capture (“EDC”), web-based portals, systems integration, electronic patient reported outcomes (“ePRO”), and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
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

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and nine months ended March 31, 2012 and March 31, 2011 were as follows:

(in thousands)	Three Months Ended		Increase
	March 31, 2012	March 31, 2011	(Decrease)%
Service revenue
CRS	$263,372	$227,006	$36,366	16.0%
PCMS	43,301	34,136	9,165	26.8%
Perceptive	49,319	40,254	9,065	22.5%
Total service revenue	$355,992	$301,396	$54,596	18.1%
Direct costs*
CRS	$188,520	$152,149	$36,371	23.9%
PCMS	25,101	20,471	4,630	22.6%
Perceptive	27,824	22,985	4,839	21.1%
Total direct costs	$241,445	$195,605	$45,840	23.4%
Gross profit
CRS	$74,852	$74,857	$(5)	—%
PCMS	18,200	13,665	4,535	33.2%
Perceptive	21,495	17,269	4,226	24.5%
Total gross profit	$114,547	$105,791	$8,756	8.3%

(in thousands)	Nine Months Ended		Increase
	March 31, 2012	March 31, 2011	(Decrease)%
Service revenue
CRS	$746,652	$690,009	$56,643	8.2%
PCMS	117,404	94,484	22,920	24.3%
Perceptive	139,841	117,082	22,759	19.4%
Total service revenue	$1,003,897	$901,575	$102,322	11.3%
Direct costs*
CRS	$539,111	$460,654	$78,457	17.0%
PCMS	68,663	56,842	11,821	20.8%
Perceptive	83,944	67,242	16,702	24.8%
Total direct costs	$691,718	$584,738	$106,980	18.3%
Gross profit
CRS	$207,541	$229,355	$(21,814)	(9.5)%
PCMS	48,741	37,642	11,099	29.5%
Perceptive	55,897	49,840	6,057	12.2%
Total gross profit	$312,179	$316,837	$(4,658)	(1.5)%

*
Effective July 1, 2011, $3.1 million and $8.8 million of selling, general and administrative expenses for the three and nine months ended March 31, 2011, respectively, were reclassified as CRS direct costs to conform to the presentation for the fiscal year ending June 30, 2012 (“Fiscal Year 2012”). These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011:
Revenue
Service revenue increased by $54.6 million, or 18.1%, to $356.0 million for the three months ended March 31, 2012 from $301.4 million for the three months ended March 31, 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$165.7	46.5%	$107.0	35.5%
Europe, Middle East & Africa	$140.3	39.4%	$146.0	48.4%
Asia/Pacific	$50.0	14.1%	$48.4	16.1%
For the three months ended March 31, 2012 compared with the same period in 2011, service revenue in the Americas increased by $58.7 million, or 54.8%; Europe, Middle East & Africa service revenue decreased by $5.7 million, or 3.9%; and Asia/Pacific service revenue increased by $1.6 million, or 3.3%. Growth in the Americas region was due, in part, to continuing demand in the Phase II-III/PACE portion of the CRS business and the success of our strategic partnerships.
On a segment basis, CRS service revenue increased by $36.4 million, or 16.0%, to $263.4 million for the three months ended March 31, 2012 from $227.0 million for the three months ended March 31, 2011. The increase was primarily attributable to a $40.0 million increase in Phase II-III/PACE; offset in part by a $0.8 million decrease in our Early Phase business (including a $1.5 million decrease due to the disposition of two South African facilities) and the $2.9 million impact of foreign currency exchange movements. The increase in Phase II-III/PACE was due to our success in new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our restructuring efforts in this business unit announced in April 2011, including the disposition of the two South African facilities.
PCMS service revenue increased by $9.2 million, or 26.8%, to $43.3 million for the three months ended March 31, 2012 from $34.1 million for the same period in 2011. Higher service revenue was due primarily to a $10.8 million increase in consulting services associated with growth in start-up Phase II-III activities and growth in strategic compliance work. These increases were partly offset by a $1.8 million decrease in our medical communications business due to lower demand.
Perceptive service revenue increased by $9.1 million, or 22.5%, to $49.3 million for the three months ended March 31, 2012 from $40.3 million for the three months ended March 31, 2011. The growth was due primarily to a $4.0 million increase in our RTSM services, a $3.0 million increase in Medical Imaging, and $2.6 million in other eClinical services. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $45.8 million, or 23.4%, to $241.4 million for the three months ended March 31, 2012 from $195.6 million for the three months ended March 31, 2011. As a percentage of total service revenue, direct costs increased to 67.8% from 64.9% for the respective periods.
On a segment basis, CRS direct costs increased by $36.4 million, or 23.9%, to $188.5 million for the three months ended March 31, 2012 from $152.1 million for the three months ended March 31, 2011. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs (partly related to higher staffing levels in advance of the revenue curve and upward pressure on labor rates), offset in part by $3.4 million related to foreign currency exchange movements. As a percentage of service revenue, CRS direct costs increased to 71.6% for the three months ended March 31, 2012 from 67.0% for the three months ended March 31, 2011 due primarily to higher staffing levels in advance of the revenue curve in response to the continued substantial strength in new business wins.
PCMS direct costs increased by $4.6 million, or 22.6%, to $25.1 million for the three months ended March 31, 2012 from $20.5 million for the three months ended March 31, 2011. This increase was primarily due to higher hiring and labor costs in our consulting business due to increased demand for these services. This increase was offset in part by a $0.7 million decline in the medical communications business due to lower demand. As a percentage of service revenue, PCMS direct costs decreased to 58.0% from 60.0% for the respective periods as a result of improved revenue mix and more effective utilization of staff in a high demand environment.
Perceptive direct costs increased by $4.8 million, or 21.1%, to $27.8 million for the three months ended March 31, 2012 from $23.0 million for the three months ended March 31, 2011 due primarily to a $2.0 million increase in labor costs and a $1.9 million increase in expenses in medical imaging. As a percentage of service revenue, Perceptive direct costs decreased to 56.4%

for the three months ended March 31, 2012 from 57.1% for the three months ended March 31, 2011. This decrease was due to strong revenue growth and effective management of costs.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense decreased slightly to $67.2 million for the three months ended March 31, 2012 from $67.7 million for the three months ended March 31, 2011. This $0.5 million decrease was due primarily to the $0.8 million decrease related to the two South African facilities that were sold and the $0.8 million impact of foreign exchange rate movements; partly offset by a $0.9 million increase in office-related expenses and a $0.5 million increase in commissions expense. As a percentage of service revenue, SG&A decreased to 18.9% for the three months ended March 31, 2012 compared with 22.5% for the three months ended March 31, 2011. This decrease was due to our recent restructuring efforts, effective cost management, and revenue growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.3 million, or 8.0%, to $17.4 million for the three months ended March 31, 2012 from $16.1 million for the three months ended March 31, 2011. As a percentage of service revenue, depreciation and amortization was 4.9% for the three months ended March 31, 2012 versus 5.3% for the same period in 2011.
Restructuring Charge (Benefit)
During the three months ended March 31, 2012, we completed the restructuring plan adopted in Fiscal Year 2011 ("2011 Restructuring Plan") and recorded $1.8 million of net charges primarily for employee separation benefits related to our previously announced restructuring plans. For the three months ended March 31, 2011, we recorded $0.1 million in restructuring charges for employee separation benefits.
Income from Operations
Income from operations increased to $28.2 million for the three months ended March 31, 2012 from $21.9 million for the same period in 2011. Income from operations as a percentage of service revenue, or operating margin, increased to 7.9% from 7.3% for the respective periods. This increase in operating margin was due primarily to better management of our SG&A expenses during the quarter.
Other Expense
We recorded net other expense of $6.3 million for the three months ended March 31, 2012 compared with net other expense of $7.0 million for the three months ended March 31, 2011. The $0.7 million decrease was primarily due to a $0.6 million reduction in interest expense, net of interest income. The lower interest expense was due primarily to the refinancing of our primary line of credit in June 2011 and a new interest hedging program that was put in place in Fiscal Year 2012.
Miscellaneous expense for the three months ended March 31, 2012 was $4.4 million and consisted primarily of $5.3 million of losses related to the revaluation of certain foreign denominated assets and liabilities, partly offset by an $0.8 million gain related to our non-designated derivatives.
Miscellaneous expense for the three months ended March 31, 2011 was $4.5 million and consisted primarily of $6.5 million of losses related to the revaluation of certain foreign denominated assets and liabilities, partly offset by a $2.4 million gain related to our non-designated derivatives.
Taxes
For the three months ended March 31, 2012 and 2011, we had effective income tax rates of (4.2)% and (5.9)%, respectively. The low tax rate for the three months ended March 31, 2012 was primarily the result of a $6.8 million quarter specific release of income tax reserves and associated reserves for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitation in Europe. The low tax rate for the three months ended March 31, 2011 was attributable to a low projected annual effective tax rate for Fiscal Year 2011, as well as the impact of quarter specific items on the quarter ended March 31, 2011. The projected annual effective tax rate benefitted from a reduction in valuation reserves resulting from improved profitability in the United Kingdom. Improved profitability also resulted in the recognition of a quarter specific reduction in valuation allowances in the United States recorded in the third quarter of Fiscal Year 2011 which reduced the effective tax rate for the quarter.

Nine Months Ended March 31, 2012 Compared With Nine Months Ended March 31, 2011:
Revenue
Service revenue increased by $102.3 million, or 11.3%, to $1,003.9 million for the nine months ended March 31, 2012 from $901.6 million for the nine months ended March 31, 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine Months Ended		Nine Months Ended
	March 31, 2012		March 31, 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$443.9	44.2%	$367.1	40.7%
Europe, Middle East & Africa	$408.3	40.7%	$407.7	45.2%
Asia/Pacific	$151.7	15.1%	$126.8	14.1%
For the nine months ended March 31, 2012 compared with the same period in 2011, service revenue in the Americas increased by $76.8 million, or 20.9%, due to the positive impact of our strategic partnerships. Europe, Middle East & Africa service revenue remained relatively flat, growing by 0.1%. Asia/Pacific service revenue increased by $24.9 million, or 19.7%, due, in part, to continuing demand for international trials, particularly in the Phase II-III/PACE portion of the CRS business.
On a segment basis, CRS service revenue increased by $56.6 million, or 8.2%, to $746.7 million for the nine months ended March 31, 2012 from $690.0 million for the nine months ended March 31, 2011. The increase was primarily attributable to a $67.3 million increase in Phase II-III/PACE and the $2.8 million impact of foreign currency exchange movements; offset in part by an $11.5 million decrease in our Early Phase business. The increase in Phase II-III/PACE was due to our success in winning new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our restructuring efforts in this business unit announced in April 2011, including the disposition of two South African facilities.
PCMS service revenue increased by $22.9 million, or 24.3%, to $117.4 million for the nine months ended March 31, 2012 from $94.5 million for the same period in 2011. The increase was due primarily to a $27.6 million expansion in consulting services associated with growth in start-up Phase II-III activities and strategic compliance work. These increases were partly offset by a $5.1 million decrease in our medical communications business.
Perceptive service revenue increased by $22.8 million, or 19.4%, to $139.8 million for the nine months ended March 31, 2012 from $117.1 million for the nine months ended March 31, 2011. The increase was due primarily to a $12.2 million increase in our RTSM business and a $9.4 million increase in Medical Imaging. The continued growth in Perceptive was due to higher demand for technology usage in clinical trials.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $107.0 million, or 18.3%, to $691.7 million for the nine months ended March 31, 2012 from $584.7 million for the nine months ended March 31, 2011. As a percentage of total service revenue, direct costs increased to 68.9% from 64.9% for the respective periods.
On a segment basis, CRS direct costs increased by $78.5 million, or 17.0%, to $539.1 million for the nine months ended March 31, 2012 from $460.7 million for the nine months ended March 31, 2011. This increase resulted primarily from higher levels of project activity and increased labor costs (due to higher headcount) and the $4.6 million impact of foreign currency exchange movements. As a percentage of service revenue, CRS direct costs increased to 72.2% for the nine months ended March 31, 2012 from 66.8% for the nine months ended March 31, 2011 due primarily to higher staffing levels, in advance of the revenue curve from continued strength in new business wins.
PCMS direct costs increased by $11.8 million, or 20.8%, to $68.7 million for the nine months ended March 31, 2012 from $56.8 million for the nine months ended March 31, 2011. This increase was primarily due to higher labor costs in our consulting services unit due to increased demand related to growth in start-up Phase II-III activities and strategic compliance work. Offsetting this increase was a $2.1 million decline in labor costs within the medical communications business. As a percentage of service revenue, PCMS direct costs decreased to 58.5% from 60.2% for the respective periods as a result of a more favorable revenue mix and improved productivity and efficiency.
Perceptive direct costs increased by $16.7 million, or 24.8%, to $83.9 million for the nine months ended March 31, 2012 from $67.2 million for the nine months ended March 31, 2011. This increase was due primarily to $6.9 million in higher labor costs and $5.7 million in additional expenses in medical imaging. As a percentage of service revenue, Perceptive direct costs increased to 60.0% for the nine months ended March 31, 2012 from 57.4% for the nine months ended March 31, 2011. This increase was largely due to investments in the business to build our capabilities in low-cost locations, increased hiring related to new strategic partnership support, a change in revenue mix, and higher compensation costs.
Selling, General and Administrative
SG&A expense increased by $2.8 million, or 1.5%, to $192.5 million for the nine months ended March 31, 2012 from $189.7 million for the nine months ended March 31, 2011. The increase was due primarily to $2.6 million in higher rent and office-related costs and the $1.4 million impact of foreign currency exchange movements, offset, in part, by a $2.0 million decrease in expenses related to the South African facilities that were sold in Fiscal Year 2012. As a percentage of service revenue, SG&A decreased to 19.2% for the nine months ended March 31, 2012 compared with 21.0% for the nine months ended March 31, 2011. This decrease was due, in part, to our recent restructuring efforts, effective cost management, and revenue growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.9 million, or 6.1%, to $50.7 million for the nine months ended March 31, 2012 from $47.8 million for the nine months ended March 31, 2011. As a percentage of service revenue, depreciation and amortization was 5.1% for the nine months ended March 31, 2012 versus 5.3% for the same period in 2011.
Restructuring Charge (Benefit)
For the nine months ended March 31, 2012, we recorded $5.7 million in charges related to our restructuring plans. This included $6.7 million in charges related to the 2011 Restructuring Plan, which was completed in the third quarter of Fiscal Year 2012. This charge was partly offset by a $1.0 million benefit primarily related to a reduction in estimated separation benefits of the restructuring plan adopted in our 2010 fiscal year. The $6.7 million charge included approximately $5.4 million in employee separation benefits associated with the elimination of approximately 85 managerial and staff positions, $1.0 million in costs related to the exit of certain property leases, and $0.3 million in other charges.
For the nine months ended March 31, 2011, we recorded $0.8 million in restructuring benefits for changes in estimates related to reserves for our restructuring plans.
Income from Operations
Income from operations decreased to $63.3 million for the nine months ended March 31, 2012 from $80.1 million for the same period in 2011. Income from operations as a percentage of service revenue, or operating margin, decreased to 6.3% from 8.9% for the respective periods. This decrease in operating margin was due primarily to lower gross margins, primarily as a result of hiring ahead of the revenue curve.
Other Expense
We recorded net other expense of $8.4 million for the nine months ended March 31, 2012 compared with net other expense of $22.8 million for the nine months ended March 31, 2011. The $14.3 million reduction in expense was due to an $11.7 million decrease in miscellaneous expense and a $2.7 million decrease in interest expense, net of interest income. The lower interest expense was due primarily to the new interest hedging program that was put in place in Fiscal Year 2012 and lower average debt balances. The decrease in miscellaneous expense was due primarily to a $20.2 million change on the revaluation of certain foreign denominated assets and liabilities, offset by a $9.2 million change related to derivative contracts.
Miscellaneous expense for the nine months ended March 31, 2012 was $2.9 million and consisted primarily of $3.6 million of losses related to our non-designated derivatives, partly offset by a $1.8 million gain related to the revaluation of certain foreign denominated assets and liabilities.
Miscellaneous expense for the nine months ended March 31, 2011 was $14.5 million and consisted primarily of $18.4 million of losses related to the revaluation of certain foreign denominated assets and liabilities, partly offset by a $5.6 million gain related to our non-designated derivatives.
Taxes
For the nine months ended March 31, 2012 and March 31, 2011, we had effective income tax rates of 17.2% and 12.1%, respectively. The low tax rate for the nine months ended March 31, 2012 was primarily the result of a $6.8 million quarter specific release of income tax reserves and associated reserves for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitation in Europe which was recorded in the third quarter. The low tax rate for the nine months ended March 31, 2011 was primarily the result of a low projected annual effective tax rate attributable to reductions in valuation allowances resulting from projected profitability improvements in the United States and United Kingdom. The tax rate for the nine months ended March 31, 2011 was also significantly impacted by the benefit from quarter specific reductions in the valuation allowance in the United States which were recorded in the second and third quarters of Fiscal Year 2011.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and, more recently, credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect the costs of acquisitions and capital expenditures for computer hardware, software, and leasehold improvements. As of March 31, 2012, we had cash, cash equivalents and marketable securities of approximately $183.3 million. Our cash is held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of March 31, 2012 and June 30, 2011.

(in millions)	March 31, 2012	June 30, 2011
Billed accounts receivable, net	$362.0	$341.3
Unbilled accounts receivable, net	281.5	308.4
Total accounts receivable	643.5	649.7
Deferred revenue	349.8	332.7
Net receivables	$293.7	$317.0

DSO	56	69
The improvement in DSO was primarily due to improved billing, cash collections and increased client advances.

CASH FLOWS
Net cash provided by operating activities was $156.0 million for the nine months ended March 31, 2012 as compared to net cash used in operating activities of $40.0 million for the nine months ended March 31, 2011. The $195.9 million increase in operating cash flows primarily reflects the effects of improved customer billings and collections, increased client advances and other changes to working capital requirements.
Net cash used in investing activities was $91.8 million for the nine months ended March 31, 2012 as compared to $25.6 million for the nine months ended March 31, 2011. The increase of $66.2 million was due primarily to the purchases of marketable securities.
Net cash used in financing activities was $8.3 million for the nine months ended March 31, 2012 as compared to net cash provided by financing activities of $76.7 million for the nine months ended March 31, 2011. The $85.1 million decrease was due primarily to net repayments of debt in Fiscal Year 2012 compared to net borrowing in Fiscal Year 2011.

LINES OF CREDIT
2011 Credit Agreement
On June 30, 2011, we entered into an unsecured senior credit facility (the “2011 Credit Agreement”) providing for a five-year term loan of $100.0 million and a revolving credit facility in the principal amount of up to $300.0 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (margin not to exceed a per annum rate of 1.75%).
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
On June 30, 2011, our outstanding borrowings were $245 million under the 2011 Credit Agreement. The proceeds of the borrowing were used to repay indebtedness owed under our previous credit arrangements.
We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.4%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which include customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2012, we were in compliance with all covenants under the 2011 Credit Agreement.
As of March 31, 2012, we had $133.0 million of principal borrowed under the revolving credit facility, $96.3 million of principal borrowed under the term loan, and borrowing availability of $167.0 million under the revolving credit facility.
In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus an applicable margin. As of March 31, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.6%.
2010 Credit Facility
In September 2010, we entered into three short-term credit facilities of $25 million with each of JPMorgan, Bank of America, and KeyBank National Association (“KeyBank”), for an aggregate of $75 million (collectively, the “2010 Credit Facility”). In December 2010, we amended the credit facilities with JPMorgan and Bank of America to extend their respective expiration dates to June 30, 2011, and we replaced the credit facility with KeyBank with a short-term credit facility from HSBC in the amount of $25 million, which on December 31, 2010 was fully drawn and the proceeds of which were used to repay the borrowing under the credit facility with KeyBank that matured on December 31, 2010. All outstanding amounts under the 2010 Credit Facility were fully repaid with the proceeds from borrowings under the 2011 Credit Agreement.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At March 31, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.0% and 4.0%. We entered into this line of credit to facilitate business transactions. At March 31, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $36.1 million and $50.2 million at March 31, 2012 and June 30, 2011, respectively, and was included in cash and cash equivalents.

COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2012, we had approximately $45.6 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We have letter-of-credit agreements with banks totaling approximately $8.4 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

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
We expect to continue to acquire businesses that enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings under the 2011 Credit Agreement.
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
We made capital expenditures of approximately $38.2 million during the nine months ended March 31, 2012, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $60 to $65 million in Fiscal Year 2012, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS
In April 2011, we adopted the 2011 Restructuring Plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the 2011 Restructuring Plan was approximately $15.3 million and included the elimination of approximately 150 managerial and staff positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, we are exposed to market risk resulting from changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 57.5% of our consolidated service revenue for the nine months ended March 31, 2012 from operations outside of the United States and 62.6% for the nine months ended March 31, 2011. In addition, 21.5% was denominated in Euros and 11.1% was denominated in pounds sterling for the nine months ended March 31, 2012 while 24.0% was denominated in Euros and 13.4% was denominated in pounds sterling for the nine months ended March 31, 2011. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of March 31, 2012, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $176.4 million, including interest rate swap and interest rate cap agreements with a total notional value of $150.0 million executed in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of March 31, 2012, the estimated amount that could be recognized in earnings was a loss of approximately $1.2 million, net of tax.
As of March 31, 2012, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $124.2 million.
During the nine months ended March 31, 2012 and 2011, we recorded foreign exchange losses of $1.8 million and $12.9 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $5.0 million at March 31, 2012 and $5.9 million at June 30, 2011. Long-term debt was $224.2 million at March 31, 2012 and $240.1 million at June 30, 2011. Based on average short-term and long-term debt for the nine months ended March 31, 2012, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.
MARKETABLE SECURITIES
During the nine months ended March 31, 2012, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and have elected to account for them under the fair value method. As of March 31, 2012, the value of these marketable securities was $53.4 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion includes 9 revised or new risk factors that reflect material developments subsequent to the risk factors included in the 2011 10-K:

•	“We face risks arising from the restructuring of our operations;”

•	“The current economic environment may negatively impact our financial performance as a result of client defaults and other factors;”

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;”

•
“Existing and proposed laws and regulations regarding confidentiality of patients’ and other individuals’ personal information could result in increased risks of liability or increased cost to us or could limit our product and service offerings;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”
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
Clients may terminate or delay their contracts for a variety of reasons, including:

•	failure of products being tested to satisfy safety requirements;

•	failure of products being tested to satisfy efficacy criteria;

•	products having unexpected or undesired clinical results;

•	client cost reductions as a result of budgetary limits or changing priorities;

•	client decisions to forego a particular study, perhaps for economic reasons;

•	merger or potential merger related activities involving the client;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment;

•	clinical drug manufacturing problems resulting in shortages of the product;

•	product withdrawal following market launch; and

•	shut down of manufacturing facilities.

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
Some of our clients do not generate revenue and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to meet outstanding liabilities to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $14.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. In Fiscal Year 2012, we recovered $2.3 million of proceeds from the final bankruptcy settlement. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.
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
In April 2011, we adopted the 2011 Restructuring Plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $15.3 million and included the elimination of approximately 150 managerial and staff positions. Although we expect that all costs associated with this restructuring plan have been recorded as of March 31, 2012, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 57.5% and 62.6% of total consolidated service revenue for the nine months ended March 31, 2012 and March 31, 2011, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 40.7% and 45.2% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 15.1% and 14.1% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•
the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $28.2 million for the fiscal quarter ended March 31, 2012, $22.6 million for the fiscal quarter ended December 31, 2011, $12.5 million for the fiscal quarter ended September 30, 2011, $1.6 million for the fiscal quarter ended June 30, 2011, and $21.9 million for the fiscal quarter ended March 31, 2011. Factors that cause these variations include:

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
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the nine months ended March 31, 2012 was positively impacted by approximately $3.2 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the nine months ended March 31, 2012 and March 31, 2011, approximately 21.5% and 24.0% of consolidated service revenue was denominated in Euros, respectively. Service revenue denominated in pounds sterling was 11.1% and 13.4%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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
As of March 31, 2012, our total assets included $331.1 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2011, 2010, and 2009, our five largest clients accounted for approximately 35%, 27%, and 28% of our consolidated service revenue, respectively. In addition for the nine months ended March 31, 2012, our five largest clients accounted for approximately 39% of our consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.

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
Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval and the conduct of clinical trials. In addition, we may be obligated to comply with regulations that apply to our clients, including, but not limited to, the Physician Payment Sunshine Act. If we fail to comply with these governmental regulations, non-compliance could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.
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
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition in accordance with U.S. GAAP for interactive voice response ("IVR") sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. We have changed our internal controls to address this material weakness, but we have not yet tested the effectiveness of our remediation since we have not completed any further acquisitions. There can be no assurance that our remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all.
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
As of March 31, 2012, we had $229.2 million principal amount of debt outstanding and remaining borrowing availability of $167.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On May 2, 2012, the closing sales price of our common stock on the Nasdaq Global Select Market was $25.43 per share. During the period from May 2, 2010 to May 2, 2012, our common stock traded at prices ranging from a high of $28.74 per share to a low of $15.26 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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

PAREXEL International Corporation

Date:	May 10, 2012	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	By: /s/ James F. Winschel, Jr.

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