Form 10-K
period 2012-06-30
PAREXEL INTERNATIONAL CORP
filed 2012-08-27
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 000-21244

PAREXEL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2776269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 West Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 487-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value per share	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2011 was approximately $1,196 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 22, 2012 there were 60,197,956 shares of common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 12, 2012 are incorporated by reference into Part III of this report.

1

i

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement consulting, performance improvement, medical imaging services, ClinPhone® randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch and commercialization services, we seek to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new products. For large pharmaceutical and biotechnology companies, outsourcing these types of services to us provides those companies with a high-quality, variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from our technical resource pool, broad therapeutic area expertise, other advisory services, and global infrastructure, all of which are designed to expedite parallel, multi-country clinical trials and accelerate time-to-market. For smaller bio-pharma companies, we provide access to expertise and a virtual and global network that enables them to develop their new products. Our vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications, drug development and process optimization consulting, as well as related information technology products and integration services. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization of clinical trials, productivity issues, upcoming patent expirations, more stringent government regulations, and pricing pressure. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the bio-pharma product development process. Moreover, many of our clients are reassessing how they conduct their R&D activities and are now engaging in outsourcing at a more strategic level. One consequence of this reassessment is that they have started to concentrate their outsourced clinical development activities with a smaller number of providers. We believe that our broad range of offerings, our global presence, our information technology solutions, and our expertise in clinical drug development position us well to participate in these strategic partnerships.
We are one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we manage 70 locations and have approximately 12,695 employees throughout 51 countries around the world. We have operations in healthcare markets around the world, including the United States (“U.S.”), Canada, China, Taiwan, Japan, Singapore, Korea, Malaysia, the Philippines, Thailand, Indonesia, Germany, the United Kingdom (“U.K.”), France, Italy, Spain, Sweden, Australia, South Africa, Argentina, Brazil, Peru, Chile, Mexico, Israel, Norway, Belgium, The Netherlands, Denmark, Finland, India, Russia, Poland, the Czech Republic, Lithuania, Hungary, Croatia, Serbia, Romania, and Ukraine. During Fiscal Year 2012, we derived 41.6% of our service revenue from the U.S. and 58.4% from non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 15 to the consolidated financial statements included in Item 8 of this annual report. PAREXEL was incorporated in 1983 as a regulatory affairs consulting firm and is a Massachusetts corporation. Josef H. von Rickenbach, Chairman of the Board and Chief Executive Officer of PAREXEL, was a co-founder. Since our inception, we have executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance our portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships.

We have completed two acquisitions over the past five fiscal years, including the acquisition of ClinPhone plc (“ClinPhone”) and APEX International Clinical Research Co., Ltd. (“APEX”). ClinPhone’s strong clinical technology offering was combined with our Perceptive Informatics business segment to provide an extensive line of products and services throughout the entire clinical development lifecycle. Biopharmaceutical companies have increasingly requested technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the broad technological offering that we provide gives clients a stronger, more comprehensive suite of clinical information technologies. The APEX acquisition strengthened our global capabilities, providing clients with a wider range of clinical research service offerings throughout the Asia-Pacific region, including mainland China, Hong Kong, India, Taiwan, Singapore, Indonesia, South Korea, Malaysia, Thailand, the Philippines, New Zealand, and Australia. Acquisitions have been, and may continue to be, an important component of PAREXEL’s growth strategy.

DESCRIPTION OF BUSINESS
We provide a broad range of expertise in clinical research, medical communications, consulting, commercialization and informatics and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics (“Perceptive”).
CRS constitutes our core business and includes all phases of clinical research from “first-in-man” trials, where a medicinal entity is tested on human subjects for the first time, through post-marketing studies, following approval by the presiding regulatory body. CRS service offerings include clinical trials management, observational studies, patient/disease registries and post-marketing surveillance, data management and biostatistics, epidemiology and health economics/outcomes research, clinical logistics, pharmacovigilance, and clinical pharmacology, as well as related medical affairs, patient recruitment, and investigator site services.
PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, and good manufacturing practice (“GMP”) compliance consulting. In addition, PCMS provides a full spectrum of market development, product development, commercialization, and targeted communications services in support of product launch. PCMS consultants also identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues. Additionally, PCMS provides reimbursement and market access (“RMA”) services.
Perceptive provides information technology solutions designed to improve clients’ product development processes. Perceptive’s portfolio of products and services includes ClinPhone RTSM, medical imaging services, CTMS, EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.
The revenue generated by each of our business segments for each of the last three fiscal years is described below under the heading for each segment. The gross profit of each segment for each of the last three fiscal years is described in Note 16 to the consolidated financial statements included in Item 8 of this annual report. We have a global infrastructure supporting our business segments and, therefore, assets are not identified by reportable segment.
CLINICAL RESEARCH SERVICES (CRS)
Our CRS business segment generated service revenue of $1,038.7 million, or 74.4%, of our consolidated service revenue in Fiscal Year 2012, $922.8 million, or 76.1%, of our consolidated service revenue in Fiscal Year 2011, and $870.7 million, or 77.0%, of our consolidated service revenue in Fiscal Year 2010.
CRS offers complete services for the design, initiation and management of clinical trials programs, a critical element in obtaining regulatory approval for biopharmaceutical products. We have performed services in connection with clinical trials in most therapeutic areas, including: Oncology, Cardiology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, Pulmonology, Rheumatology, Dermatology, Genitourinary, Opthalmology, and Transplantation. Our multi-disciplinary clinical trials group examines a product’s existing preclinical and clinical data to design clinical trials to provide evidence of the product’s safety and efficacy.
CRS can manage many aspects of clinical trials including: study protocol design; Case Report Form (“CRF”) design; paper or electronic questionnaires designed for use in clinical research; site and investigator recruitment; patient enrollment; study monitoring and data collection; data analysis; report writing; and medical services.
Clinical trials and observational studies are monitored and conducted by CRS in adherence with Good Clinical Practice (“GCP”) and Good Pharmacoepidemiological Practice ("GPP"), respectively. The design of efficient CRFs, detailed operations manuals, and site monitoring by our clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. We have adopted standard operating procedures (“SOPs”) that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of our worldwide clinical services.

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
Early Phase – The Early Phase group of CRS encompasses the early stages of clinical testing, when a product is first evaluated to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase group of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients of various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. A bioanalytical laboratory, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is also located in Bloemfontein. With these locations, the Early Phase group offers clinical pharmacology services (including bioanalytical services) with a total of 430 dedicated beds (cooperating partners not included) on three continents.
Phase II-III/PACE – The Phase II-III/Peri Approval Clinical Excellence (“PACE”) group of CRS encompasses the later stages of clinical testing. Through this CRS unit, we assist clients with one or more of the aspects of clinical trials and observational studies described below. CRS performs both full-service and single- or multi-service projects. As a result, our involvement may range from participating in just one aspect of a clinical trial or observational study to all aspects. These services include the following, the majority of which are also provided by our Early Phase group:

•
Study Protocol Design – The protocol defines, among other things, the medical issues a study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which such patients must be tracked and the frequency and dosage of drug administration.

•
CRF Design – Once the study protocol has been finalized, a CRF must be developed. The CRF is the critical document for collecting the necessary clinical data as dictated by the study protocol. It may change at different stages of a trial. CRFs for one patient in a given study may consist of 100 or more pages.

•
Site and Investigator Recruitment – The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors, referred to as investigators, at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to thousands of investigators who have conducted clinical trials for us. We provide additional services at the clinical site to assist physicians and expedite the clinical research process.

•
Patient Enrollment – The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the clinical test and the investigational product and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the investigational product or a control (for example, a placebo) and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

•
Study Monitoring and Data Collection – As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs, either electronically or paper-based. CRFs are transmitted electronically from study sites or collected by specially trained persons known as clinical monitors. Sites are closely managed over the telephone/internet and monitors visit the sites as needed to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and regulatory requirements. We offer several EDC technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the adverse events reporting guidelines and related regulatory requirements of the FDA and other relevant regulatory agencies. As many as 90% of new trials are EDC-based.

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

•
Biostatistics and Programming – Our biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, bisostatisticians/epidemiologists perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. Our CRS business segment bisostatisticians/epidemiologists may also represent clients during panel hearings at the FDA and other regulatory agencies.

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

PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES (PCMS)
Service revenue from the PCMS business segment represented $167.1 million, or 12.0%, of consolidated service revenue in Fiscal Year 2012, $129.7 million, or 10.7%, of consolidated service revenue in Fiscal Year 2011, and $121.7 million, or 10.8%, of consolidated service revenue in Fiscal Year 2010.
We conduct our PCMS operations through five groups:

•
Integrated Product Development Consulting – Our Integrated Product Development (“IPD”) consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, Japan and emerging markets in Asia, Middle East and North Africa, and Latin America. These services include drug and device development and regulatory strategy design, scientific and technical evaluation, writing and review services, preparation, review and submission of regulatory applications (both for clinical trials and for marketing authorizations) to regulatory authorities in dozens of countries, regulatory training for client personnel, and expert liaison with the FDA, EMA, and other regulatory agencies around the world. Our IPD consulting group works closely with clients to design product development and regulatory strategies and comprehensive registration programs. Our product development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and regulatory agencies such as the FDA and agencies in the UK, Germany, The Netherlands, Sweden, and France. Our experts review existing published literature and regulatory precedents, evaluate the scientific and technical data of a product (Non-Clinical, Clinical, CMC, Regulatory) based on their individual and collective expertise and experience, assess the competitive and regulatory environments in specific relation to our clients’ products and business goals, identify deficiencies in client product documentation (“gap analysis”), and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in markets around the world.

•
Clinical Trial Regulatory Services – Our Clinical Trial Regulatory Services team helps clients to efficiently submit clinical trial applications (CTAs, INDs) to regulatory authorities throughout the world. We manage successful interactions with regulatory agencies and deliver regulatory submissions in approximately 75 countries throughout the world.

•
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

•
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

•
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

PERCEPTIVE INFORMATICS (PERCEPTIVE)
Service revenue from our Perceptive business represented $190.7 million, or 13.6%, of consolidated service revenue in Fiscal Year 2012, $159.5 million, or 13.2%, of consolidated service revenue in Fiscal Year 2011, and $138.7 million, or 12.2%, of consolidated service revenue in Fiscal Year 2010.
Perceptive products and services include:

•	eClinical Suite – Perceptive offers most of our proprietary products and services (described below) as a seamlessly-integrated eClinical suite.

•
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

•	Medical Imaging Services – Perceptive offers products and services that allow our clients to apply and manage medical imaging in clinical trials. Clinical study sponsors increasingly rely on imaging as a surrogate endpoint in support of efficacy and safety. Our therapeutic and imaging experts provide a range of capabilities in the application of imaging techniques from early clinical development through peri-approval studies. These services include:

◦	Standardization of imaging and image management at investigative sites

◦	Image collection at a central location

◦	Development of independent review charters for review and approval by regulatory authorities

◦	Employing directly or subcontracting independent reviewers and training these reviewers on the assessment criteria and reviewer roles and responsibilities

◦	Management of the logistical processes involved in the independent review

•
Clinical Trial Management System (CTMS) – We offer CTMS solutions to assist biopharmaceutical companies with the complex process of planning and managing clinical trials. Our IMPACT® solution provides established global pharmaceutical companies with a flexible options that include hosted or on-premise solutions.

•
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

•
Electronic Patient Reported Outcomes (ePRO) – Patient self-reported data is increasingly playing a key part in efficacy and quality of life assessment, patient recruitment, symptom and safety information and medical compliance monitoring. Our ePRO solutions provide the flexibility to choose among the most commonly used ePRO methods, IVR, Web, personal digital assistant (“PDA”), and computer tablet (“Tablet”):

◦	IVR (Interactive Voice Response) – Our leading IVR platform enables ePRO delivery using the subject’s own telephone, making it highly cost-effective and simple to deploy;

◦	Web/IWR (Interactive Web Response) – The Web offers all of the advantages and benefits of IVR as subjects use any PC connected to the Internet to securely access the ePRO application; and

◦	PDA/Tablet – Depending on the specific characteristics of the protocol, a device-based solution may be best suited for a study.

•
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

INFORMATION TECHNOLOGY
We are committed to investing in information technology designed to help us to provide high quality services; competitive and cost-effective client-facing solutions; and well-managed internal resources. We have built our information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information technology solutions that address critical aspects of our business, such as project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.
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
Each of our three reporting segments has a business development team that focuses on its particular market segment. In many cases, however, the reporting segment selling teams work together in order to provide clients with the most appropriate service offering to meet their needs. Moreover, we have developed strategic account management teams to provide clients with a single point of contact and to facilitate cross-selling opportunities.
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
CLIENTS
We have in the past derived, and may in the future derive, a significant portion of our service revenue from a core group of major projects or clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years. Our five largest clients accounted for 41%, 35% and 27% of our consolidated service revenue in aggregate for Fiscal Year 2012, Fiscal Year 2011, and Fiscal Year 2010, respectively. No single client accounted for 10% or more of consolidated service revenue in any of Fiscal Year 2012, Fiscal Year 2011, or Fiscal Year 2010. However, client concentrations may rise in the future in conjunction with our increasing number of strategic partnerships.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2012 was approximately $4.39 billion, compared with approximately $3.44 billion at June 30, 2011, an increase of 27.6%. Subject to the matters addressed in the following paragraph, we anticipate that approximately $1.5 billion of the backlog will be recognized in Fiscal Year 2013.
We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog are subject to cancellation, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, client decisions to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Additionally, we have been entering into an increasing number of strategic partnerships. As a result, any delay or cancellation related to these partnerships could significantly impact the conversion of backlog into revenue. Generally, our contracts can be terminated upon thirty to sixty days notice by the client. We are typically entitled to receive certain fees and, in some cases, a termination fee for winding down a delayed or terminated project.
COMPETITION
We compete with other biopharmaceutical services companies and other clinical research organizations (“CROs”) that provide one or more of the services currently being offered by us. Some of the larger biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., inVentiv Health, INC Research, and Icon plc, offer services that compete directly with our services at many levels.
We believe that the synergies arising from integrating the products and services offered by our different business units, coupled with our global infrastructure (and resulting rapid access to diverse patient populations and markets), technology products and services, and depth of expertise and experience differentiate us from our competitors. Although there are no guarantees that we will continue to do so, we believe that we compete favorably in all of our business areas and segments, as more fully described below.
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
We believe that the key competitive strengths of our CRS business are its global footprint and related rapid access to diverse patient populations, therapeutic expertise, technological expertise and its experience in global drug development.
PCMS
Our PCMS segment competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, individual consultants, specialty medical communications services companies, and medical communication subsidiaries of large international advertising companies.
We believe that a central feature of our PCMS service offering is our combination of scientific, regulatory and business expertise. We consider PCMS’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access, and global commercialization and communications strategies. We believe that this broad range of capabilities enables us to help our clients in any country get the right product to the correct local and remote markets and the appropriate patients in an efficient and effective manner.
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
INTELLECTUAL PROPERTY
Our trademark “PAREXEL®” is of material importance to us. This and other trademarks have been registered in the U.S. and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to have become generic.
EMPLOYEES
As of June 30, 2012, we had 12,695 full-time equivalent employees. Approximately 27% of our employees are located in the United States and approximately 73% are located internationally. We believe that we have good relationships with our employees.
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
The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies around the world. The standard for the conduct of clinical research and development studies is embodied in GCP, a set of international standards and guidelines, which stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing, and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in compliance with GCP. Effective May 1, 2004, the European Union (“EU”) enacted the Clinical Trials Directive (the “Directive” or “CTD”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 27 Member States of the EU. Whereas some Member States, prior to the implementation of the Directive, had minimal requirements for clinical trial initiation, all Member States are now subject to the same stringent requirements of the Directive. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process, in the EU as well as many other countries, includes all of the risks and potential delays associated with the FDA approval process.
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
Preclinical Research (approximately 1 to 3.5 years) – In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an

Investigational New Drug Application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In addition, clinical trials cannot begin at a particular study site until approved by the site's Institutional Review Board ("IRB"), which is an independent expert body charged with protecting patient safety. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.
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
NDA or Biologic License Application (“BLA”) Preparation and Submission – Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA (New Drug Application) or BLA in CTD format as of July 1, 2003, which today comprises, on average, roughly 100,000 pages. Typically, an NDA or BLA must be accompanied by payment of a substantial user fee, which is almost $2 million for Fiscal Year 2013.
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
REGULATION OF MEDICAL DEVICES
Unless a medical device is exempted from pre-market approval or clearance requirements, which are described below, or is eligible for de novo review, FDA approval or clearance of the device is required before the product may be marketed in the United States. In order to obtain pre-market clearance for marketing, a manufacturer must demonstrate substantial equivalence to a similar legally marketed product by submitting a pre-market notification, or 510(k), to the FDA. The FDA may require preclinical and clinical data to support a substantial equivalence determination, and there can be no assurance the FDA will find a device substantially equivalent. Clinical trials can take extended periods of time to complete. In addition, if the FDA requires an approved Investigational Device Exemption (“IDE”) before clinical device trials may commence, there can be no guarantee that the agency will approve the IDE. The IDE approval process could also result in significant delays.
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
If there is no legally marketed predicate device, a manufacturer can seek to have a device classified into Class I or Class II through the de novo review process. As a result of statutory revisions made in 2012, the de novo process can be used without first going through the 510(k) process.
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
REGULATION OF PATIENT INFORMATION
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
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
In order to comply with these laws and regulations, we must maintain internal compliance policies and procedures, and we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.
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
AVAILABLE INFORMATION
Our Internet website is http://www.parexel.com. We make available through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available free of charge through our website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.
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
Some of our clients are not revenue-generating entities at this time and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to pay outstanding liabilities due to us, despite contractual obligations. For example, in the second quarter of Fiscal Year 2009, one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $14.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. In Fiscal Year 2012, we recovered $2.3 million of proceeds from the final bankruptcy settlement. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.

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
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $15.8 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we expect that all costs associated with these restructuring plans have been recorded as of June 30, 2012, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 58.4% and 63.6% of total consolidated service revenue for Fiscal Year 2012 and Fiscal Year 2011, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 39.8% and 45.7% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.7% and 14.3% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our President and Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with the level of specialized knowledge of our products and services and the biopharmaceutical services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party upon notice to the counterparty.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $25.5 million for the fiscal quarter ended June 30, 2012, $28.2 million for the fiscal quarter ended March 31, 2012, $22.6 million for the fiscal quarter ended December 31, 2011, $12.5 million for the fiscal quarter ended September 30, 2011, and $1.6 million for the fiscal quarter ended June 30, 2011. Factors that cause these variations include:

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
Our backlog is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, as described above, contracts relating to our clinical development business are subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can be reduced significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we do not fully realize our entire backlog as net revenue.
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
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for Fiscal Year 2012 was positively impacted by approximately $3.2 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2012 and Fiscal Year 2011, approximately 19.5% and 24.6% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 3.9% and 5.5%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•
Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional (local) currency. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

Although we try to limit these risks through exchange rate fluctuation provisions stated in our service contracts or by hedging transaction risk with foreign currency exchange contracts, we do not succeed in all cases. Even in those cases where we are successful, we may still experience fluctuations in financial results from our operations outside of the U.S., and we may not be able to favorably reduce the currency transaction risk associated with our service contracts.

Our effective income tax rate may fluctuate from quarter to quarter, which may affect our earnings and earnings per share.
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

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
As of June 30, 2012, our total assets included $325.5 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2012, 2011, and 2010, our five largest clients accounted for approximately 41%, 35%, and 27% of our consolidated service revenue, respectively. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.
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
In recent years, a number of the large pharmaceutical companies have established formal or informal alliances with one or more CROs relating to the provision of services for multiple trials over extended time periods. Our success depends in part on successfully establishing and maintaining these relationships. If we fail to do so, our revenue and results of operations could be adversely affected, possibly materially.
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
Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval and the conduct of clinical trials. In addition, we may be obligated to comply with or to assist our clients in complying with regulations that apply to our clients, including the Physician Payment Sunshine Act, which will require manufacturers and group purchasing organizations to report all payments or transfers of value to health care providers and teaching hospitals. If we fail to comply with these governmental regulations, such non-compliance could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to fines. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.
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
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the U.S. Department of Health and Human Services has issued regulations mandating privacy and security protections for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions. The European Union and its member states, as well as other countries, such as Canada, Argentina, Japan and other Asian countries, and state governments in the United States, have adopted and continue to issue new medical privacy and general data protection laws and regulations. In those countries, collecting, processing, using and transferring an individual’s personal data is subject to specific requirements, such as obtaining explicit consent, processing the information for limited purposes and restrictions with respect to cross-border transfers. Many countries and almost all states in the United States have adopted stringent data security breach laws that require the user of such data to inform the affected individuals and the authorities of security breaches. In order to comply with these laws and regulations and corresponding contractual demands from our clients, we must maintain internal compliance policies and procedures, and we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and PAREXEL, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition in accordance with U.S. GAAP for interactive voice response ("IVR") sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. We have since changed our internal controls to address this material weakness, but we have not yet tested the effectiveness of our remediation since we have not completed any further acquisitions. There can be no assurance that our remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all.
We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, anti-corruption laws have appeared to conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by persons associated with PAREXEL. Our continued global expansion, including in developing countries, could increase such risk in the future. Violations of these laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.
Risks Associated with Leverage
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of June 30, 2012, we had $220.0 million principal amount of debt outstanding and remaining borrowing availability of $175.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 14, 2012, the closing sales price of our common stock on the Nasdaq Global Select Market was $26.98 per share. During the period from June 30, 2007 to June 30, 2012, our common stock traded at prices ranging from a high of $36.16 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2012, we occupied approximately 2,347,000 square feet of building space, primarily office space, in 70 locations in 51 countries under various leases that expire between 2012 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	749,000
Europe, Middle East & Africa	1,082,000
Asia/Pacific	516,000
Total	2,347,000
Our largest facilities are located in (a) the United States, where we occupy approximately 684,000 square feet, (b) Germany, where we occupy approximately 434,000 square feet, (c) the United Kingdom, where we occupy approximately 277,000 square feet, (d) India, where we occupy approximately 277,000 square feet, and (e) South Africa, where we occupy approximately 129,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PCMS and Corporate	2019
Berlin, Germany	382,000	All Business Segments and General & Administrative	2016 - 2035
Billerica, MA	246,000	All Business Segments and General & Administrative	2018 - 2025
Hyderabad, India	262,000	All Business Segments and General & Administrative	2013 - 2017
Uxbridge, UK	87,000	CRS, PCMS and General & Administrative	2013 - 2017
Nottingham, UK	80,000	Perceptive and General & Administrative	2012 - 2015
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2012 and 2011, respectively.

	2012		2011
	High	Low	High	Low
First Quarter	$24.24	$15.26	$24.63	$19.52
Second Quarter	$22.99	$17.99	$23.25	$16.80
Third Quarter	$28.74	$20.11	$25.21	$19.66
Fourth Quarter	$28.93	$23.75	$27.91	$21.38
As of August 22, 2012, there were approximately 140 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.
Under the terms of the 2011 Credit Agreement, which is described in “Lines of Credit” in Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of its common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.
STOCK REPURCHASE PROGRAM
On August 8, 2012, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of our common stock. There is no set expiration date for the program. The timing and amount of repurchases will be determined by certain members of our management team based on a variety of factors such as trading price, corporate requirements, and overall market conditions, and will be subject to applicable legal requirements including federal and state securities laws. Purchases may be made in open market transactions effected through a broker dealer at prevailing market prices, in block trades, in accelerated share repurchase transactions, or in privately negotiated transactions. Shares may also be purchased pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We intend to use cash on hand, cash generated from operations, existing credit facilities, or other financing to fund the share repurchase program. We had approximately $6 million remaining under a previous stock repurchase program, which has now been canceled.

COMPANY STOCK PERFORMANCE GRAPH
Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2007 through June 30, 2012, with the cumulative total return of the Nasdaq U.S. Stock Index and the Nasdaq Health Services Index over the same period. The comparison assumes $100 was invested on June 30, 2007 in PAREXEL’s common stock, in the Nasdaq U.S. Stock Index, and in the Nasdaq Health Services Index and assumes reinvestment of dividends, if any.

Shareholder Return on Common Stock
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dollars
6/30/07
6/30/08
6/30/09
6/30/10
6/30/11
6/30/12
PAREXEL International Corporation
Nasdaq U.S. Stock Index
Nasdaq Health Services Index

	Fiscal Years Ended June 30,
Total Return Index For:	2007	2008	2009	2010	2011	2012
PAREXEL International Stock	$100	$125	$68	$103	$112	$134
Nasdaq U.S. Stock Index	$100	$87	$72	$83	$111	$121
Nasdaq Health Services Index	$100	$92	$87	$113	$141	$151
The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The information included under the heading “Company Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2012 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30,
(in thousands, except per share data and number of employees)	2012	2011	2010	2009	2008
OPERATIONS
Service revenue	$1,396,508	$1,212,099	$1,131,039	$1,050,755	$964,283
Income from operations (1)	$88,802	$81,630	$83,109	$75,644	$86,666
Net income	$63,158	$48,786	$41,542	$39,307	$64,640
Basic earnings per share	$1.06	$0.83	$0.72	$0.68	$1.16
Diluted earnings per share	$1.05	$0.81	$0.71	$0.68	$1.12
FINANCIAL POSITION
Cash and marketable securities	$213,579	$89,056	$107,413	$96,352	$51,918
Working capital	$349,204	$317,298	$167,498	$191,705	$146,535
Total assets	$1,535,372	$1,429,483	$1,220,710	$1,224,461	$948,071
Short-term debt	$5,003	$5,867	$32,082	$32,090	$66,474
Long-term debt	$215,000	$240,102	$183,707	$247,083	$3,465
Stockholders’ equity	$609,675	$566,004	$439,555	$414,745	$428,091
OTHER DATA
Purchases of property and equipment	$74,403	$60,153	$78,959	$75,181	$67,067
Depreciation and amortization	$66,172	$65,480	$60,320	$52,928	$37,686
Number of employees	12,695	10,550	9,720	9,275	8,050
Weighted average shares
Basic	59,464	58,634	58,062	57,538	55,896
Diluted	60,426	59,874	58,756	57,847	57,461

(1)
The year ended June 30, 2012 includes restructuring charges consisting of $4.3 million in severance costs, $1.9 million of facility-related costs and $0.6 million of legal charges in conjunction with an adverse judgment related to an exited facility.

The year ended June 30, 2011 includes restructuring charges consisting of $4.1 million of facility-related costs, $1.3 million in severance costs, and $3.1 million in impairment charges related to exited facilities.

The year ended June 30, 2010 includes restructuring charges consisting of $0.5 million related to accelerated depreciation, $5.2 million of facility-related costs and $11.6 million in severance costs; $4.3 million in legal settlement costs related to a small acquisition which was completed several years ago; and the release of $1.1 million in certain reserves due to lower than expected wind-down costs related to the $15 million accrual established in the second quarter of Fiscal Year 2009 for a client contract default (see next paragraph).

The year ended June 30, 2009 includes $15.0 million in other charges ($12.3 million for bad debt expense and $2.7 million in anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees).

The year ended June 30, 2008, includes a $0.9 million benefit from changes in restructuring charges related to facilities and severance expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, ePRO, and other drug development consulting services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
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

•
Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO.

We conduct a significant portion of our operations in foreign countries. Approximately 58.4% and 63.6% of our consolidated service revenue for the fiscal years ended June 30, 2012 and June 30, 2011, respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the Fiscal Year 2012, approximately 19.5% of total consolidated service revenue was from Euro-denominated contracts and approximately 3.9% of total consolidated service revenue was from pounds sterling-denominated contracts. For the Fiscal Year 2011, approximately 24.6% of total consolidated service revenue was from Euro-denominated contracts and approximately 5.5% of total consolidated service revenue was from pounds sterling-denominated contracts.
Approximately 90% of our contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is recognized generally as work is performed. As a result, the timing of client billing and cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
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
REVENUE RECOGNITION
We derive revenue from the delivery of service or software solutions to clients in the worldwide pharmaceutical, biotechnology, and medical device industries. In general, we recognize revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.
Our client arrangements in CRS generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables has standalone value and base the selling price upon third-party evidence (TPE). TPE is established for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers.
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
BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Billed accounts receivable represent amounts for which invoices have been sent to clients based upon contract terms. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Critical management estimates may be involved in the determination of “collectability” and the amounts required to be recorded as provisions for losses on receivables.
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
We are subject to ongoing audits by federal, state and foreign tax authorities that may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is based on judgment. We believe we have adequately provided for any uncertain tax positions. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.

GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition and is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Our impairment testing for goodwill involves assessment of qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. This assessment requires management judgment on the potential impact of each qualitative factor. Our impairment testing for our indefinite-lived intangible, the ClinPhone tradename, requires management judgment and the use of estimates in our royalty-relief methodology used in estimating fair value. These estimates include future growth rates and discount factors. Based on our Fiscal Year 2012 qualitative assessment of impairment for goodwill and our quantitative royalty-relief fair value assessment for our tradename, we concluded that neither were impaired.

RESULTS OF OPERATIONS
Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K provides a summary of our unaudited quarterly results of operations for the years ended June 30, 2012 and 2011.
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the cost of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2012, 2011, and 2010 were as follows:

(in thousands)	Twelve Months Ended*		Increase (Decrease)%
	June 30, 2012	June 30, 2011
Service revenue
CRS	$1,038,705	$922,827	$115,878	12.6%
PCMS	167,125	129,728	37,397	28.8%
Perceptive	190,678	159,544	31,134	19.5%
Total service revenue	$1,396,508	$1,212,099	$184,409	15.2%
Direct costs
CRS	$759,539	$628,627	$130,912	20.8%
PCMS	97,560	77,679	19,881	25.6%
Perceptive	114,730	91,478	23,252	25.4%
Total direct costs	$971,829	$797,784	$174,045	21.8%
Gross profit
CRS	$279,166	$294,200	$(15,034)	(5.1)%
PCMS	69,565	52,049	17,516	33.7%
Perceptive	75,948	68,066	7,882	11.6%
Total gross profit	$424,679	$414,315	$10,364	2.5%

(in thousands)	Twelve Months Ended*		Increase (Decrease)%
	June 30, 2011	June 30, 2010
Service revenue
CRS	$922,827	$870,721	$52,106	6.0%
PCMS	129,728	121,652	8,076	6.6%
Perceptive	159,544	138,666	20,878	15.1%
Total service revenue	$1,212,099	$1,131,039	$81,060	7.2%
Direct costs
CRS	$628,627	$569,949	$58,678	10.3%
PCMS	77,679	75,266	2,413	3.2%
Perceptive	91,478	80,794	10,684	13.2%
Total direct costs	$797,784	$726,009	$71,775	9.9%
Gross profit
CRS	$294,200	$300,772	$(6,572)	(2.2)%
PCMS	52,049	46,386	5,663	12.2%
Perceptive	68,066	57,872	10,194	17.6%
Total gross profit	$414,315	$405,030	$9,285	2.3%

*Effective July 1, 2011, $11.9 million and $7.2 million of selling, general and administrative expenses for Fiscal Year 2011 and Fiscal Year 2010, respectively, were reclassified as CRS direct costs to conform to the presentation for the fiscal year ended June 30, 2012. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet.

FISCAL YEAR ENDED JUNE 30, 2012 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2011
Revenue
Service revenue increased by $184.4 million, or 15.2%, to $1,396.5 million for Fiscal Year 2012 from $1,212.1 million for Fiscal Year 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2012		Fiscal Year 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$635.3	45.5%	$484.7	40.0%
Europe, Middle East & Africa	$555.5	39.8%	$553.8	45.7%
Asia/Pacific	$205.7	14.7%	$173.6	14.3%
For Fiscal Year 2012 compared with Fiscal Year 2011, service revenue in The Americas increased by $150.6 million, or 31.1%; Europe, Middle East & Africa service revenue increased by $1.7 million, or 0.3%; and Asia/Pacific service revenue increased by $32.1 million, or 18.5%. The increases were due primarily to strong new business growth across all segments, especially in the Americas, where growth was largely due to our strategic partnerships. Furthermore, service revenue in Europe, Middle East & Africa was negatively impacted by foreign currency exchange fluctuations of approximately $3.4 million.
On a segment basis, CRS service revenue increased by $115.9 million, or 12.6%, to $1,038.7 million for Fiscal Year 2012 from $922.8 million for Fiscal Year 2011. The increase was attributable to a $132.2 million improvement in our Phase II-III/PACE business, partly offset by a $14.1 million decrease in Early Phase (including a $4.4 million decrease due to the disposition of two South African facilities). The increase in Phase II-III/PACE was due to our success in winning new business awards and the continued positive impact of strategic partnerships. The decrease in Early Phase was due to weakening demand, which led, in part, to our restructuring efforts in this business unit announced in April 2011, including the disposition of the two South African facilities.
PCMS service revenue increased by $37.4 million, or 28.8%, to $167.1 million for Fiscal Year 2012 from $129.7 million for Fiscal Year 2011. The increase was due primarily to a $45.1 million increase in consulting services associated with growth in start-up Phase II-III activities and growth in strategic compliance work. These increases were partly offset by a $7.4 million decrease in our medical communications business due to lower demand.
Perceptive service revenue increased by $31.1 million, or 19.5%, to $190.7 million for Fiscal Year 2012 from $159.5 million for Fiscal Year 2011. The growth was due primarily to a $16.8 million increase in ClinPhone RTSM services, a $12.4 million increase in Medical Imaging, and $2.6 million in other eClinical services. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $174.0 million, or 21.8%, to $971.8 million for Fiscal Year 2012 from $797.8 million for Fiscal Year 2011. As a percentage of total service revenue, direct costs increased to 69.6% from 65.8% for the respective periods.
On a segment basis, CRS direct costs increased by $130.9 million, or 20.8%, to $759.5 million for Fiscal Year 2012 from $628.6 million for Fiscal Year 2011. This increase resulted primarily from increased labor costs to support higher levels of project activity, and the short-term impact of the transition to an increasing number of strategic partnerships. As a percentage of service revenue, CRS direct costs increased to 73.1% for Fiscal Year 2012 from 68.1% for Fiscal Year 2011 due primarily to the need to hire staff in advance of the revenue curve from continued strength in new business wins.
PCMS direct costs increased by $19.9 million, or 25.6%, to $97.6 million for Fiscal Year 2012 from $77.7 million for Fiscal Year 2011. This increase was primarily from higher labor costs in our consulting services unit due to increased demand related to growth in start-up Phase II-III activities and strategic compliance work. Offsetting this increase was a $5.5 million decline in labor costs within the medical communications business. As a percentage of service revenue, PCMS direct costs decreased to 58.4% from 59.9% for the respective periods as a result of a more favorable revenue mix and improved productivity and efficiency.
Perceptive direct costs increased by $23.3 million, or 25.4%, to $114.7 million for Fiscal Year 2012 from $91.5 million for Fiscal Year 2011. This increase was due primarily to higher labor costs and additional expenses in medical imaging, as a result of investments related to movement of work to low-cost locations. As a percentage of service revenue, Perceptive direct costs increased to 60.2% for Fiscal Year 2012 from 57.3% for Fiscal Year 2011. This increase was largely due to investments in the business to build our capabilities in low-cost locations, increased hiring related to new strategic partnership support, a change in revenue mix, and higher compensation costs.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased by $4.4 million, or 1.7%, to $263.5 million for Fiscal Year 2012 from $259.1 million for Fiscal Year 2011. This increase was primarily due to a $5.5 million increase in rent (due to increased space requirements) and other facilities costs (such as telecommunications and utilities, due to an increase in overall headcount). As a percentage of service revenue, SG&A decreased to 18.9% in Fiscal Year 2012 from 21.4% in Fiscal Year 2011 due to revenue growth and an intensified focus on controlled spending.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense increased slightly by $0.7 million, or 1.1%, to $66.2 million for Fiscal Year 2012 from $65.5 million for Fiscal Year 2011. As a percentage of service revenue, D&A decreased to 4.7% for Fiscal Year 2012 from 5.4% for Fiscal Year 2011 mainly due to revenue growth.
Restructuring Charge
For Fiscal Year 2012, we recorded $6.2 million in restructuring charges under our restructuring plans, including $4.3 million in employee separation benefits and $1.9 million of facility-related costs.
For Fiscal Year 2011, we recorded $8.1 million in restructuring charges under our restructuring plans, including approximately $3.7 million of facility-related costs, $1.8 million in employee separation benefits associated with the elimination of 54 managerial and staff positions, and $3.1 million in impairment charges related to exited facilities associated with the 2011 Restructuring Plan, offset by $0.5 million of net benefit due to adjustments in previous restructuring plans.
Income from Operations
Income from operations increased to $88.8 million for Fiscal Year 2012 from $81.6 million for Fiscal Year 2011 due to the factors described above. Income from operations as a percentage of service revenue ("operating margin") decreased to 6.4% from 6.7% for the respective periods. This decrease in operating margin was due primarily to the increases in direct costs described above.
Other Expense, Net
We recorded net other expense of $9.1 million for Fiscal Year 2012 compared with $23.0 million for Fiscal Year 2011. The $13.9 million decrease was due primarily to a $4.6 million decrease in interest expense and a $9.1 million decrease in miscellaneous expense.
Miscellaneous expense for Fiscal Year 2012 of $2.1 million was primarily attributable to $6.3 million of unrealized losses related to derivatives contracts and $2.4 million of losses from asset disposals and loan write-offs, partly offset by $6.6 million in foreign exchange gains from certain foreign-denominated assets and liabilities.
Miscellaneous expense for Fiscal Year 2011 of $11.2 million was primarily attributable to $17.1 million of losses in foreign exchange from certain foreign-denominated assets and liabilities and a $1.2 million charge for the impairment of certain long-lived assets, partly offset by $6.7 million of unrealized gains related to derivatives contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which adversely impacted cash flow and delayed the settlement of certain intercompany transactions.
Taxes
For Fiscal Year 2012 and Fiscal Year 2011, we had effective income tax rates of 20.8% and 16.8%, respectively. The low tax rate for Fiscal Year 2012 was primarily the result of the release of income tax reserves and associated accruals for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitations in Europe. The low tax rate for Fiscal Year 2011 was primarily attributable to reductions in valuation allowances resulting from profitability improvements in the United States and the United Kingdom.

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
For Fiscal Year 2011 compared with the same period in 2010, service revenue in The Americas increased by $35.3 million, or 7.9%; Europe, Middle East & Africa service revenue increased by $5.4 million, or 1.0%; and Asia/Pacific service revenue increased by $40.4 million, or 30.3%. The increases were due primarily to strong new business growth in CRS, especially in the Asia/Pacific region. Growth in The Americas was also due to a change in internal contractual arrangements that determine how revenue from client contracts is attributed to respective PAREXEL legal entities. In the past, we recognized revenue in respective regions based upon the work performed therein.
On a segment basis, CRS service revenue increased by $52.1 million, or 6.0%, to $922.8 million for Fiscal Year 2011 from $870.7 million for Fiscal Year 2010. The increase was attributable to a $51.5 million improvement in our Phase II-III/PACE business and $2.7 million related to the positive impact of foreign currency exchange rate fluctuations; partly offset by a decrease in Early Phase. The growth is a result of successful sales efforts over the past year and the continued positive impact of strategic partnerships. However, it has taken longer for backlog related to strategic partnerships to convert into revenue than work awarded to us by traditional clients.
PCMS service revenue increased by $8.1 million, or 6.6%, to $129.7 million for Fiscal Year 2011 from $121.7 million for the same period in 2010. The increase was due primarily to a $9.5 million increase in strategic compliance-related services due to increased regulatory challenges that our clients have encountered. This increase was partially offset by a $1.5 million decrease in other parts of the business.
Perceptive service revenue increased by $20.8 million, or 15.1%, to $159.5 million for Fiscal Year 2011 from $138.7 million for Fiscal Year 2010. The increase was due primarily to an $8.7 million increase in the ClinPhone RTSM business, a $7.6 million increase in Medical Imaging, and a $5.2 million increase in revenue from other business lines. The growth in Perceptive can be attributed to increasing usage of technology in clinical trials and the successful implementation of our technology strategy.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $71.8 million, or 9.9%, to $797.8 million for Fiscal Year 2011 from $726.0 million for Fiscal Year 2010. As a percentage of total service revenue, direct costs increased slightly to 65.8% from 64.2% for the respective periods.
On a segment basis, CRS direct costs increased by $58.7 million, or 10.3%, to $628.6 million for Fiscal Year 2011 from $569.9 million for Fiscal Year 2010. This increase resulted from higher levels of project activity and increased labor costs and the $6.8 million negative impact of foreign exchange rate fluctuations. As a percentage of service revenue, CRS direct costs increased to 68.1% for Fiscal Year 2011 from 65.5% for Fiscal Year 2010 due primarily to increased headcount and a slower-than-expected realization of revenue from strategic partnership-related projects.
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

Selling, General and Administrative
SG&A expense increased by $13.2 million, or 5.4%, to $259.1 million for Fiscal Year 2011 from $245.9 million for Fiscal Year 2010. This increase was primarily due to a $10.2 million increase in rent (due to increased rental space requirements) and other facilities costs (such as telecommunications and utilities, due to an 8.5% increase in overall headcount) and a $7.6 million increase in labor costs. As a percentage of service revenue, SG&A was flat at 21.4% and 21.7% for Fiscal Years 2011 and 2010, respectively.
Depreciation and Amortization
D&A expense increased by $5.2 million, or 8.6%, to $65.5 million for Fiscal Year 2011 from $60.3 million for Fiscal Year 2010, primarily due to additional depreciation expense from increased capital expenditures over the last several quarters, including the implementation of our new project accounting and billing system. As a percentage of service revenue, D&A was 5.4% for Fiscal Year 2011 versus 5.3% for the same period in 2010.
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
Income from Operations
Income from operations decreased to $81.6 million for Fiscal Year 2011 from $83.1 million for the same period in 2010 due to the factors described above. Operating margin decreased to 6.7% from 7.3% for the respective periods. This decrease in operating margin was due primarily to increases in direct costs described above.
Other Expense, Net
We recorded net other expense of $23.0 million for Fiscal Year 2011 compared with $19.9 million for Fiscal Year 2010. The $3.1 million increase was due to a $1.6 million increase in interest expense, including $1.1 million of accelerated financing fees from the refinancing of our debt, and a $1.5 million increase in miscellaneous expense.
Miscellaneous expense for Fiscal Year 2011 of $11.2 million was primarily attributable to $17.1 million of losses on certain foreign denominated assets and liabilities and a $1.2 million charge for the impairment of certain long-lived assets in France; partly offset by $6.7 million of unrealized gains related to derivatives contracts. The higher-than-anticipated net loss was caused, in part, by short-term disruptions associated with the implementation of our new project accounting and billing system which adversely impacted cash flow and delayed the settlement of certain intercompany transactions.
Miscellaneous expense for Fiscal Year 2010 of $9.6 million included $7.0 million of losses related to derivatives contracts, a $6.1 million reserve for an impaired investment in a French laboratory that filed for bankruptcy protection, and a $0.4 million asset impairment charge; partly offset by $4.4 million in gains on the revaluation of foreign denominated assets/liabilities.
Taxes
For Fiscal Year 2011 and Fiscal Year 2010, we had effective income tax rates of 16.8% and 34.2%, respectively. The decrease in tax rate is primarily attributable to the favorable impact of a change in the geographic distribution of earnings, a reduction in non-deductible expenses outside of the United States, and a reduction in valuation reserves in the United Kingdom and the United States.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2012, we had cash and cash equivalents of approximately $213.6 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2012 and June 30, 2011.

(in millions)	June 30, 2012	June 30, 2011
Billed accounts receivable, net	$397.4	$341.3
Unbilled accounts receivable, net	251.8	308.4
Total accounts receivable	649.2	649.7
Deferred revenue	359.7	332.7
Net receivables	$289.5	$317.0

DSO ( in days)	49	69
The decrease in DSO for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, was due primarily to improvements in billing and collections.
CASH FLOWS
Net cash provided by operating activities was $234.5 million for Fiscal Year 2012 as compared to net cash used in operating activities of $1.5 million for Fiscal Year 2011. The $235.9 million increase in operating cash flows primarily reflects the effects of improved customer billings and collections, increased client advances, and other changes to working capital requirements.
Net cash used in investing activities was $76.5 million for Fiscal Year 2012 as compared to $45.7 million for Fiscal Year 2011. The increase of $30.8 million was due primarily to capital expenditures for computer hardware and software and less proceeds from the sale of marketable securities.
Net cash used in financing activities was $8.6 million for Fiscal Year 2012 as compared to net cash provided by financing activities of $36.6 million for Fiscal Year 2011. The $45.1 million decrease was due primarily to net repayments of debt in Fiscal Year 2012 compared to net borrowing in Fiscal Year 2011, as a result of strong collections.
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
In September 2011, we entered into an interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin.

As of June 30, 2012, we had $125.0 million of principal borrowed under the revolving credit facility, $95.0 million of principal borrowed under the term loan, and borrowing availability of $175.0 million under the revolving credit facility. Our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.90%.
During the twelve months ended June 30, 2012, we made principal payments of $5.0 million on the term loan. The remaining term loan scheduled repayments under the 2011 Credit Agreement increase over time: $5.0 million in Fiscal Year 2013, $10.0 million in Fiscal Year 2014, $20.0 million in Fiscal Year 2015, and $60.0 million in Fiscal Year 2016.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling which occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $63.4 million and $50.2 million at June 30, 2012 and June 30, 2011, respectively, and was included in cash and cash equivalents.
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
We made capital expenditures of $74.4 million during the Fiscal Year 2012, primarily for computer software, hardware, and leasehold improvements. We expect capital expenditures to total approximately $75.0 million to $80.0 million in Fiscal Year 2013, primarily for computer software and hardware and leasehold improvements.
On August 8, 2012, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of our common stock. There is no set expiration date for the program. The timing and amount of repurchases will be determined by certain members of our management team based on a variety of factors such as trading price, corporate requirements, and overall market conditions, and will be subject to applicable legal requirements including federal and state securities laws. Purchases may be made in open market transactions effected through a broker dealer at prevailing market prices, in block trades, in accelerated share repurchase transactions, or in privately negotiated transactions. Shares may also be purchased pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amen ded, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We intend to use cash on hand, cash generated from operations, existing credit facilities, or other financing to fund the share repurchase program. We had approximately $6 million remaining under a previous stock repurchase program, which has now been canceled.
DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The following table summarizes our contractual obligations at June 30, 2012:

(in thousands)	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Debt obligations (principal)	$5,003	$30,000	$185,000	$—	$220,003
Operating leases	49,034	72,838	51,886	99,787	273,545
Purchase obligations*	29,490	11,940	3,568	1,731	46,729
Total	$83,527	$114,778	$240,454	$101,518	$540,277
*includes commitments to purchase software, hardware, and services.
The above table does not include approximately $53.8 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
We have letter-of-credit agreements with banks, totaling approximately $8.9 million, guaranteeing performance under various operating leases and vendor agreements. Borrowings under the 2011 Credit Agreement are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.
RESTRUCTURING PLANS
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). During Fiscal Year 2011, we recorded $8.5 million in restructuring charges relating the the plan, including approximately $1.8 million in employee separation benefits, $3.6 million in costs related to the abandonment of certain property leases, and $3.1 million in impairment charges related to exited facilities. During Fiscal Year 2012, we recorded $7.3 million in restructuring charges related to the 2011 Restructuring Plan, including $5.3 million in severance costs and $2.0 million in facility-related costs. The total cost of the 2011 Restructuring Plan was approximately $15.8 million and included the elimination of approximately 150 managerial and staff positions and costs related to the abandonment of certain property leases.
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
For restructuring plans established prior to Fiscal Year 2010, we recorded $1.0 million of restructuring charges in Fiscal Year 2011, primarily for a change in estimate for our ability to sub-lease certain abandoned properties.
INFLATION
We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the guidance requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires companies to disclose information about offsetting and related arrangements to enable readers of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends Topic 350 to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. A company would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 58.4% of our consolidated service revenue for the twelve months ended June 30, 2012 from operations outside of the United States and 63.6% of our consolidated service revenue for the twelve months ended June 30, 2011 from operations outside of the United States. In addition, 19.5% was denominated in Euros and 3.9% was denominated in pounds sterling for the twelve months ended June 30, 2012 while 24.6% was denominated in Euros and 5.5% was denominated in pounds sterling for the twelve months ended June 30, 2011. We have no significant operations in any country in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and interest rates. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our hedging programs and interest rate swap program.
As of June 30, 2012, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $175.1 million, including interest rate swap and interest rate cap agreements with a total notional value of $150.0 million executed in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2012, the estimated amount that could be recognized in earnings was a loss of approximately $1.5 million, net of tax.
As of June 30, 2012, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $144.2 million.
During the twelve months ended June 30, 2012 and June 30, 2011, we recorded foreign currency exchange losses of $0.3 million and $10.4 million, respectively. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $5.0 million at June 30, 2012 and $5.9 million at June 30, 2011. Long-term debt was $215.0 million at June 30, 2012 and $240.1 million million at June 30, 2011. Based on average short-term and long-term debt for the twelve months ended June 30, 2012, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.

Item 8. Financial Statements and Supplementary Data
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the years ended June 30,
	2012	2011	2010
Service revenue	$1,396,508	$1,212,099	$1,131,039
Reimbursement revenue	221,726	210,326	204,836
Total revenue	1,618,234	1,422,425	1,335,875
Costs and expenses:
Direct costs	971,829	797,784	726,009
Reimbursable out-of-pocket expenses	221,726	210,326	204,836
Selling, general and administrative	263,462	259,099	245,935
Depreciation	57,419	55,549	49,943
Amortization	8,753	9,931	10,377
Other benefit	—	—	(1,144)
Restructuring charge	6,243	8,106	16,810
Total costs and expenses	1,529,432	1,340,795	1,252,766
Income from operations	88,802	81,630	83,109
Interest income	5,381	5,167	5,077
Interest expense	(12,384)	(17,010)	(15,403)
Miscellaneous expense, net	(2,093)	(11,153)	(9,608)
Total other expense, net	(9,096)	(22,996)	(19,934)
Income before provision for income taxes	79,706	58,634	63,175
Provision for income taxes	16,548	9,848	21,633
Net income	$63,158	$48,786	$41,542
Earnings per share:
Basic	$1.06	$0.83	$0.72
Diluted	$1.05	$0.81	$0.71
Weighted average shares:
Basic	59,464	58,634	58,062
Diluted	60,426	59,874	58,756
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$213,579	$89,056
Billed and unbilled accounts receivable, net	649,217	649,643
Prepaid expenses	20,657	21,336
Deferred tax assets	26,773	17,817
Income taxes receivable	—	6,347
Other current assets	22,352	23,379
Total current assets	932,578	807,578
Property and equipment, net	207,778	201,342
Goodwill	255,455	262,313
Other intangible assets, net	70,004	79,958
Non-current deferred tax assets	24,271	31,434
Long-term income taxes receivable	15,585	20,222
Other assets	29,701	26,636
Total assets	$1,535,372	$1,429,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,003	$5,867
Accounts payable	50,783	31,724
Deferred revenue	331,488	311,896
Accrued expenses	41,008	35,949
Accrued restructuring charges, current portion	3,772	4,689
Accrued employee benefits and withholdings	120,368	79,542
Current deferred tax liabilities	14,998	17,216
Income taxes payable	3,644	—
Other current liabilities	12,310	3,397
Total current liabilities	583,374	490,280
Long-term debt, net of current portion	215,000	240,102
Non-current deferred tax liabilities	24,678	30,987
Long-term accrued restructuring charges, less current portion	4,002	4,709
Long-term income tax liabilities	50,008	57,816
Long-term deferred revenue	28,226	20,766
Other liabilities	20,409	18,819
Total liabilities	925,697	863,479
Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively.	—	—
Common stock - $0.01 par value; 75,000,000 shares authorized; 60,147,007 and 59,004,028 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively.	601	584
Additional paid-in capital	279,535	251,045
Retained earnings	358,678	295,520
Accumulated other comprehensive (loss) income	(29,139)	18,855
Total stockholders’ equity	609,675	566,004
Total liabilities and stockholders’ equity	$1,535,372	$1,429,483
The accompanying notes are an integral part of the consolidated financial statements.
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2012	2011	2010
Cash flow from operating activities:
Net income	$63,158	$48,786	$41,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,172	65,480	60,320
Stock-based compensation	11,131	10,162	7,017
Loss (gain) on disposal of assets	1,119	289	(719)
Deferred income taxes	(9,754)	(14,462)	(11,168)
Impairment charges	1,150	4,245	6,513
Provision for losses on receivables, net	818	1,783	2,566
Changes in assets and liabilities:
Billed and unbilled accounts receivable	(20,083)	(142,051)	(20,873)
Prepaid expenses and other current assets	(1,593)	(1,719)	(1,746)
Other assets	(5,460)	(8,564)	(11,510)
Accounts payable	20,202	(4,786)	3,908
Deferred revenue	35,940	55,792	8,567
Accrued expenses and other current liabilities	63,303	(37,741)	52,354
Long-term income taxes payable, net of long-term income taxes receivable	6,702	16,169	15,165
Other liabilities	1,652	5,162	5,760
Net cash provided by (used in) operating activities	234,457	(1,455)	157,696
Cash flow from investing activities:
Purchases of marketable securities	(53,647)	—	(13,724)
Proceeds from sale of marketable securities	51,529	13,058	—
Purchases of property and equipment	(74,403)	(60,153)	(78,959)
Acquisition of businesses	—	—	(32)
Proceeds from sale of assets	—	1,394	394
Net cash used in investing activities	(76,521)	(45,701)	(92,321)
Cash flow from financing activities:
Proceeds from issuance of common stock	12,120	7,686	6,817
Excess tax benefit - stock options	5,256	—	—
Borrowings under credit agreement/facility	268,000	440,000	52,000
Repayments under credit agreement/facility	(293,000)	(407,500)	(113,000)
Repayments under other debt	(943)	(2,071)	(2,377)
Purchase of non-controlling interests	—	(1,550)	—
Net cash (used in) provided by financing activities	(8,567)	36,565	(56,560)
Effect of exchange rate changes on cash and cash equivalents	(24,846)	4,477	(9,997)
Net increase (decrease) in cash and cash equivalents	124,523	(6,114)	(1,182)
Cash and cash equivalents at beginning of year	89,056	95,170	96,352
Cash and cash equivalents at end of year	$213,579	$89,056	$95,170

Supplemental disclosures of cash flow information
Net cash paid during year for:
Interest paid	$10,802	$17,535	$14,942
Income taxes, net of refunds	$9,709	$31,947	$21,599
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital

Balance at June 30, 2009	57,783	$572	$219,849	$205,192	$(10,868)	$414,745
Shares issued under stock option/restricted stock/employee stock purchase plans	651	6	6,811			6,817
Stock-based compensation			7,017			7,017
Unrealized loss on derivative instruments, net of taxes					(6,889)	(6,889)	$(6,889)
Foreign currency translation adjustment					(23,677)	(23,677)	(23,677)
Net income				41,542		41,542	41,542
Total comprehensive income							$10,976
Balance at June 30, 2010	58,434	$578	$233,677	$246,734	$(41,434)	$439,555
Shares issued under stock option/restricted stock/employee stock purchase plans	570	6	7,680			7,686
Stock-based compensation			10,162			10,162
Purchase of non-controlling interests			(474)			(474)
Unrealized gain on derivative instruments, net of taxes					7,156	7,156	$7,156
Foreign currency translation adjustment					53,133	53,133	53,133
Net income				48,786		48,786	48,786
Total comprehensive income							$109,075
Balance at June 30, 2011	59,004	$584	$251,045	$295,520	$18,855	$566,004
Shares issued under stock option/restricted stock/employee stock purchase plans, net	1,143	17	12,103			12,120
Stock-based compensation			11,131			11,131
Tax benefit - stock options			5,256			5,256
Unrealized loss on derivative instruments, net of taxes					(1,660)	(1,660)	$(1,660)
Foreign currency translation adjustment					(46,334)	(46,334)	(46,334)
Net income				63,158		63,158	63,158
Total comprehensive income							$15,164
Balance at June 30, 2012	60,147	$601	$279,535	$358,678	$(29,139)	$609,675
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS
PAREXEL is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, medical communications services, consulting and informatics, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, data management, biostatistical analysis, medical communications, commercialization, clinical pharmacology, patient recruitment, regulatory and product development consulting, health policy and reimbursement, performance improvement, medical imaging services, ClinPhone® randomization and trial supply management (“ClinPhone RTSM”), IMPACT® clinical trials management systems (“CTMS”) and DataLabs® electronic data capture (“EDC”), web-based portals, systems integration, patient diary applications, and other drug development consulting services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of PAREXEL International Corporation, our wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Reclassification
We reclassified $11.9 million and $7.2 million of selling, general and administrative expenses for Fiscal Year 2011 and Fiscal Year 2010, respectively, to Clinical Research Services (“CRS”) direct costs to conform to the presentation for the fiscal year ended June 30, 2012. These changes had no impact on total revenue, total expenses, operating income, net income, earnings per share or the balance sheet. We also reclassified $10.5 million of prepaid expenses to other current assets for the period ended June 30, 2011 to conform to the Fiscal Year 2012 presentation.
Use of Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, revenue recognition, allowance for credit losses on receivables, valuation of derivative instruments, periodic impairment reviews of goodwill and intangible assets, income taxes, and the valuation of long-term assets. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions, trends, and assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period in which they are determined.
Fair Values of Financial Instruments
The fair value of our cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the carrying value of these financial instruments because of the short-term nature of any maturities. The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest. We determine the estimated fair values of other financial instruments, including equity and risk management instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or input from independent investment bankers.
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
CRS and PAREXEL Consulting and MedCom Services (“PCMS”) Service Revenues
Service revenues in our CRS and PCMS businesses are derived principally from fee-for-service or fixed-price executory contracts, which typically involve competitive bid awards and multi-year terms. Client billing schedules and payment arrangements are prescribed under negotiated contract terms. Contract provisions do not provide for rights of return or refund, but normally include rights of cancellation with notice, in which case services delivered through the cancellation date are due and payable by the client, including certain costs to conclude the trial or study.
Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables have standalone value. ASC 605-25 requires the allocation of contract (arrangement) value to each separate unit of accounting based on the relative selling price of the various separate units of accounting in the arrangement. ASC 605-25 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (VSOE), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (TPE) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.
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
We recognize revenues for the separate elements of our contracts upon delivery of actual units of output and when all other revenue recognition criteria are met. Revenue from fee-for-service contracts generally is recognized as units of output are delivered. Revenue on fixed-price contracts is generally measured by applying a proportional performance model using output units, such as site or investigator recruitment, patient enrollment, data management, or other deliverables common to our CRS business. Performance-based output units are pre-defined in contracts and revenue is recognized based upon actual units of completion. Revenue related to changes in contract scope, which are subject to client approval, is recognized when realization is assured and amounts are fixed or determinable.
Perceptive Informatics, Inc. (“Perceptive”) Service Revenue
Service revenue is derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include ClinPhone®RTSM, CTMS, and EDC.
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
Fees charged and costs incurred in the set-up stage are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period, including customary and expected extensions. Deferred costs include incremental direct costs and certain indirect costs associated with the trial and application setup. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. In the event of a contract cancellation by a client, all deferred revenue is recognized and all deferred setup costs are expensed. To the extent that termination-related fees are payable under the contract, such fees are recognized in the period of termination.
Perceptive's Medical Imaging business provides a service allowing customers to manage the image acquisitions and the analysis and quality of data obtained during a clinical trial. Service revenues are derived from executory contracts that are tailored to meet individual client requirements.  Client billing schedules and payment arrangements are prescribed under negotiated contract terms. We recognize service revenue related to our Medical Imaging business based upon a proportional performance method utilizing a unitized output method. The defined units used for revenue recognition are used to track output measures that are specific to the services being provided in the contract, and may include site survey reports, project management tasks, number of reviews completed, and image receipt and processing.
Reimbursement Revenue & Investigator Fees
Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. As is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, because these fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $250.8 million, $185.5 million, and $200.9 million for the fiscal years ended June 30, 2012, 2011, and 2010, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. As of June 30, 2012 and June 30, 2011, we had approximately $81.1 million and $15.5 million, respectively, in money-market accounts or other short-term securities that are considered to be cash equivalents.
Marketable Securities
We account for investments in debt and equity securities in accordance with ASC 320, “Investments - Debt and Equity Securities.” As of June 30, 2012 and June 30, 2011, we held no marketable securities, respectively.
Concentration of Credit Risk
Financial instruments, which may potentially expose PAREXEL to concentrations of credit risk, include trade accounts receivable. We perform ongoing credit evaluations of clients’ financial condition and, generally, do not require collateral. Our largest client accounted for 9%, 9%, and 8% of consolidated service revenue in Fiscal Years 2012, 2011, and 2010, respectively.
We have approximately five different counterparties in our derivative contracts, which include an interest rate swap, an interest rate cap and foreign currency hedges. Each of these counterparties is in the financial services industry and is subject to the credit risks inherent to that industry. We perform ongoing credit evaluations of these counterparties.
Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue
Billed accounts receivable represent amounts for which invoices have been sent to clients based on contract terms. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed based on contractual provisions or payments received for which revenue has not yet been earned. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Uncollectible invoices are written off when collection efforts have been exhausted.
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
Development of Software for Internal Use
PAREXEL accounts for the costs of software developed or obtained for internal use in accordance with ASC 350-40, “Internal-Use Software.” We capitalize costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 5 below. Costs incurred during the preliminary project and post-implementation stages are charged to expense.
Research and Development Costs
We incur ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $21.0 million, $23.0 million, and $21.0 million in Fiscal Years 2012, 2011, and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.
Goodwill
PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For Fiscal Year 2012, we adopted the guidance of ASU  2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and conducted an assessment of qualitative factors in Fiscal Year 2012. We concluded that it was not likely that the fair value of a reporting unit was less than its carrying amount, including goodwill as of June 30, 2012. For Fiscal Year 2011, we performed our annual impairment test primarily using a discounted cash flow methodology, which is based on strategic business plans and long-term forecasts, to determine fair value. There was no evidence of impairment of our goodwill balance as of June 30, 2012 or June 30, 2011.

The changes in the carrying amount of goodwill for Fiscal Years 2012 and 2011 were as follows:

(in thousands)
Goodwill	Fiscal Year 2012	Fiscal Year 2011
Beginning Balance	$262,313	$248,226
Effect of changes in exchange rates used for translation	(6,858)	14,087
Ending Balance	$255,455	$262,313
As of June 30, 2012, the carrying value of our goodwill by business segment was $126.1 million in CRS, $4.5 million in PCMS, and $124.9 million in Perceptive.
Long-lived Assets and Other Intangible Assets
Long-lived assets, including fixed assets and definite-lived intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable. Indefinite-lived assets are reviewed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the asset. These reviews involve various analyses, including undiscounted cash flow projections and a royalty-relief methodology. In the event undiscounted cash flow projections indicate impairment, we would record an impairment based on the fair value of the assets at the date of the impairment.
As of June 30, 2012, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	13.0	$76,774	$(35,811)	$40,963
Technology and other intangibles	7.0	26,330	(15,963)	10,367
Tradename*	indefinite	22,158	(3,484)	18,674
Total intangible assets		$125,262	$(55,258)	$70,004
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
As of June 30, 2011, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	12.7	$79,560	$(32,414)	$47,146
Technology and other intangibles	8.0	26,330	(12,350)	13,980
Tradename*	indefinite	22,158	(3,326)	18,832
Total intangible assets		$128,048	$(48,090)	$79,958
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
The changes in the carrying amounts of other intangible assets for Fiscal Years 2012 and 2011were as follows:

(in thousands)
Other Intangible Assets	Fiscal Year 2012	Fiscal Year 2011
Beginning Balance	$79,958	$87,114
Amortization	(8,753)	(9,931)
Effect of changes in exchange rates used for translation	(1,201)	2,775
Ending Balance	$70,004	$79,958
Estimated amortization expense for the next five years is as follows:

(in thousands)
FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
$8,437	$7,844	$6,873	$6,222	$4,505

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
Foreign Currency
Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in miscellaneous expense, net in the consolidated statements of operations. Transaction gains (losses) were $0.3 million, $(10.4) million, and $(2.5) million in Fiscal Years 2012, 2011, and 2010, respectively.
Earnings Per Share
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options. We do not have any participating securities outstanding nor do we have more than one class of common stock.
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
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires companies to disclose information about offsetting and related arrangements to enable readers of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends Topic 350 to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. A company would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3. DERIVATIVES
We provide services globally and our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates and interest rates. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.”

•
Our interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. We swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. We also employ an interest rate cap that compensates us if variable interest rates rise above a pre-determined rate. Our interest rate contracts are designated as hedging instruments. Our interest rate swap and cap contracts extend for a period of approximately three and two years, respectively.

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency volatility related to the foreign exchange exposure related to intercompany debt obligations. We primarily utilize cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to other intercompany transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of June 30, 2012 and June 30, 2011. All asset and liability amounts are reported in other current assets and other current and non-current liabilities.

	June 30, 2012		June 30, 2011
(in thousands)	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(2,415)	$150,000	$(1,176)
Cross-currency rate swap contracts	25,106	(2,697)	31,016	620
Total designated derivatives	$175,106	$(5,112)	$181,016	$(556)
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$43,405	$(4,544)	$49,633	$419
Foreign exchange contracts	100,815	(213)	107,932	1,126
Total non-designated derivatives	$144,220	$(4,757)	$157,565	$1,545
Total derivatives	$319,326	$(9,869)	$338,581	$989
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to accumulated other comprehensive income (loss) on the balance sheet, net of deferred taxes and any ineffective portion to miscellaneous expense on the income statement. The amounts recognized for the twelve months ended June 30, 2012 and June 30, 2011 in other comprehensive income (loss) are presented below:

	Twelve Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net	$(964)	$2,527
Cross-currency swap, net	(696)	4,629
Total designated derivative unrealized gain (loss), net	$(1,660)	$7,156
During Fiscal Year 2012, there were no amounts recorded to reflect ineffective portions of any hedges. Also, no amounts were recorded in Fiscal Year 2011. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $1.1 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous expense, net on the income statement. The amounts recognized for the twelve months ended June 30, 2012 and June 30, 2011 are presented below:

	Twelve Months Ended
(in thousands)	June 30, 2012	June 30, 2011
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(4,963)	$4,580
Foreign exchange contracts	(1,339)	2,153
Total non-designated derivative unrealized gain (loss), net	$(6,302)	$6,733

NOTE 4. BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 2012 and June 30, 2011 consisted of the following:

(in thousands)	2012	2011
Billed	$400,698	$348,204
Unbilled	257,967	315,706
Provision for losses on receivables	(9,448)	(14,267)
Total	$649,217	$649,643

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2012 and June 30, 2011 consisted of the following:

(in thousands)	2012	2011
Property and equipment:
Computer software	$235,922	$214,845
Computer hardware and office equipment	84,831	96,764
Leasehold improvements	85,928	87,606
Medical equipment	18,122	19,492
Furniture and fixtures	26,066	27,474
Buildings	3,585	3,811
Office equipment and other assets	17,496	24,596
Total	471,950	474,588
Less: accumulated depreciation	(264,172)	(273,246)
Total	$207,778	$201,342
We retired $35.8 million, $0.9 million and $2.0 million of fully-depreciated assets for Fiscal Years 2012, 2011, and 2010, respectively.
During Fiscal Years 2012, 2011, and 2010, we recorded property and equipment impairment expense of $0.3 million, $4.3 million, and $0.4 million, respectively. The amount for Fiscal Year 2011 included a $1.2 million impairment loss on a property and a $3.1 million loss related to the impairment of exited facilities in association with the 2011 Restructuring Plan.

NOTE 6. RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $15.8 million and included the elimination of approximately 150 managerial and staff positions and abandonment of certain property leases.
In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). The total cost of the 2010 Restructuring Plan was approximately $16.8 million, including the elimination of 240 managerial and staff positions and abandonment of certain property leases.
Various restructuring plans adopted by us since Fiscal Year 2005 are included in the Pre-2010 Plans.
Changes in the restructuring accrual during Fiscal Years 2012, 2011, and 2010 are summarized below:

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2011			June 30, 2012
2011 Restructuring Plan
Employee severance	$1,622	$5,307	$(5,045)	$1,884
Facilities-related	3,720	2,004	(2,061)	3,663
2010 Restructuring Plan
Employee severance	1,160	(984)	(176)	—
Facilities-related	855	(84)	(129)	642
Pre-2010 Plans
Facilities-related	2,041	—	(456)	1,585
Total	$9,398	$6,243	$(7,867)	$7,774

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2010			June 30, 2011
2011 Restructuring Plan
Employee severance	$—	$1,790	$(168)	$1,622
Facilities-related	—	3,663	57	3,720
2010 Restructuring Plan
Employee severance	5,221	(832)	(3,229)	1,160
Facilities-related	3,337	(513)	(1,969)	855
Other	54	(31)	(23)	—
Pre-2010 Plans
Facilities-related	1,466	940	(365)	2,041
Total	$10,078	$5,017	$(5,697)	$9,398

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2009			June 30, 2010
2010 Restructuring Plan
Employee severance	$—	$11,618	$(6,397)	$5,221
Facilities-related	—	5,117	(1,780)	3,337
Other	—	75	(21)	54
Pre-2010 Plans
Facilities-related	2,144	—	(678)	1,466
Total	$2,144	$16,810	$(8,876)	$10,078

NOTE 7. CREDIT ARRANGEMENTS
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
We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.40%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
In September 2011, we entered into an interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin.
As of June 30, 2012, we had $125.0 million of principal borrowed under the revolving credit facility, $95.0 million of principal borrowed under the term loan, and borrowing availability of $175.0 million under the revolving credit facility. Our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.90%.
During the twelve months ended June 30, 2012, we made principal payments of $5.0 million on the term loan. The remaining term loan scheduled repayments under the 2011 Credit Agreement increase over time: $5.0 million in Fiscal Year 2013, $10.0 million in Fiscal Year 2014, $20.0 million in Fiscal Year 2015, and $60.0 million in Fiscal Year 2016.
The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement.
2010 Credit Facility
In September 2010, we entered into three short-term credit facilities for an aggregate of $75.0 million (the “2010 Credit Facility”). In December 2010, we amended the 2010 Credit Facility to extend the expiration date to June 30, 2011. These amounts were fully repaid with the proceeds from the 2011 Credit Agreement.
2008 Credit Facility
In June 2008, we entered into an agreement for a credit facility (the “2008 Credit Facility”) in the principal amount of up to $315.0 million. The 2008 Credit Facility consisted of a $150.0 million unsecured term loan facility and an unsecured revolving credit facility up to $165.0 million.
As of June 30, 2011, all outstanding amounts under the 2008 Credit Facility were fully repaid with the proceeds from the 2011 Credit Agreement. In conjunction with this refinancing, we recognized $1.1 million of accelerated financing fees.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $63.4 million and $50.2 million at June 30, 2012 and June 30, 2011, respectively, and was included in cash and cash equivalents.

NOTE 8. STOCKHOLDERS’ EQUITY
During Fiscal Year 2012, 124,244 shares of common stock were surrendered as part of the cashless exercise of stock options and vesting of restricted stock to satisfy exercise costs and tax withholding payments.
On August 8, 2012, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200 million of our common stock. There is no set expiration date for the program. The timing and amount of repurchases will be determined by certain members of our management team based on a variety of factors such as trading price, corporate requirements, and overall market conditions, and will be subject to applicable legal requirements including federal and state securities laws. We had approximately $6 million remaining under a previous stock repurchase program, which has now been canceled.

NOTE 9. EARNINGS PER SHARE
The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2012	2011	2010
Net income attributable to common shares	$63,158	$48,786	$41,542
Weighted average number of shares outstanding, used in computing basic earnings per share	59,464	58,634	58,062
Dilutive common stock equivalents	962	1,240	694
Weighted average shares used in computing diluted earnings per share	60,426	59,874	58,756
Basic earnings per share	$1.06	$0.83	$0.72
Diluted earnings per share	$1.05	$0.81	$0.71
Anti-dilutive options (excluded from the calculation of diluted earnings per share)	2,231	1,478	1,741

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) has been calculated by PAREXEL in accordance with ASC 220, “Comprehensive Income.” The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance as of June 30, 2009	$(10,737)	$(131)	$(10,868)
Changes during Fiscal Year 2010	(23,677)	(6,889)	(30,566)
Balance as of June 30, 2010	$(34,414)	$(7,020)	$(41,434)
Changes during Fiscal Year 2011	53,133	7,156	60,289
Balance as of June 30, 2011	$18,719	$136	$18,855
Changes during Fiscal Year 2012	(46,334)	(1,660)	(47,994)
Balance as of June 30, 2012	$(27,615)	$(1,524)	$(29,139)
The unrealized gain (loss) on derivative instruments is net of taxes of $(0.8) million in Fiscal Year 2012, $0.5 million in Fiscal Year 2011, and $(3.0) million in Fiscal Year 2010.

NOTE 11. STOCK AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
We account for stock-based compensation under ASC 718, “Compensation-Stock Compensation.” The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options (generally over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options is estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities and PAREXEL uses historical data to estimate option exercise behavior. The expected term represents an estimate of the period of time we expect the options to remain outstanding based on historical exercise and post-vesting termination data. The dividend yield equals the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is the rate at the date of grant for a zero-coupon U.S. Treasury bond with a term that approximates the expected term of the option. The following weighted average assumptions were used in the Black-Scholes option-pricing model for awards issued during the respective periods:

	Years ended June 30,
	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.9%	55.9%	55.4%
Risk-free interest rate	0.9%	1.6%	2.3%
Expected term (in years)	5.1	5.1	5.0

For the last three fiscal years, we recognized the following stock-based compensation expense:

	Years ended June 30,
(in thousands)	2012	2011	2010
Direct costs related	$1,815	$1,582	$2,062
Selling, general and administrative related	9,316	8,580	4,955
Total stock-based compensation	$11,131	$10,162	$7,017
For Fiscal Years 2012, 2011, and 2010, the tax benefit related to stock compensation expense that we recognized was $3.8 million, $3.5 million, and $2.3 million, respectively. As of June 30, 2012, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $18.0 million, which will be recognized over a weighted-average period of 2.8 years.
Stock Options
The Compensation Committee of the Board of Directors is responsible for the administration of PAREXEL’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
We adopted stock incentive plans in December 2010, December 2007, and September 2005, each of which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to 6,000,000 shares in aggregate to employees, officers, directors, consultants, and advisors. The granting of awards under these plans is discretionary and the individuals who may become participants and receive awards under these plans, and the number of shares they may acquire, are not determinable.
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
The following table summarizes information related to stock option activity for the respective periods:

	Years ended June 30,
(in thousands, except per share data)	2012	2011	2010
Weighted-average fair value of options granted per share	$10.07	$10.81	$7.09
Intrinsic value of options exercised	$11,170	$5,246	$5,228
Cash received from options exercised	$12,992	$5,671	$4,884
Stock option activity for the year ended June 30, 2012 was:

	Number of Options	Weighted-Average Exercise Price
Balance at June 30, 2011	3,729,214	$16.46
Granted	1,115,400	$20.46
Exercised	(1,000,230)	$12.99
Canceled	(86,100)	$17.13
Balance at June 30, 2012	3,758,284	$18.55
Options that were outstanding, exercisable, and expected to vest as of June 30, 2012 are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Outstanding	3,758,284	$18.55	5.14	$36,948
Exercisable	1,817,927	$17.85	3.72	$19,287
Expected to vest	1,793,701	$19.16	6.44	$16,416
Restricted Stock
PAREXEL uses restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers and non-employee members of the Board of Directors. In Fiscal Year

2012, we granted RSAs and RSUs that will vest at the end of a three-year service period for executive officers or one-year service period for non-employee members of the Board. The fair values of the 2012 restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. Restricted stock activity for the year ended June 30, 2012 was:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Balance at June 30, 2011	596,158	$20.26
Granted	218,572	$18.87
Vested	(180,258)	$28.79
Unvested Balance at June 30, 2012	634,472	$17.36
Employee Stock Purchase Plan
PAREXEL sponsors an employee stock purchase plan (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). The Purchase Plan also includes the automatic enrollment of contributions whereby an eligible employee’s compensation would be reduced and automatic enrollment contributions made on his/her behalf unless an affirmative election not to do so was made. The Purchase Plan is non-compensatory, and as such, no stock based compensation is recorded. An aggregate of approximately 1,800,000 shares may be issued under the Purchase Plan.
The following table summarizes the purchases under the Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2012	86,735	$21.81
Fiscal Year 2011	102,551	$19.65
Fiscal Year 2010	131,880	$14.65
Savings Plan
PAREXEL sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. PAREXEL contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $6.1 million, $5.2 million, and $4.4 million for the Fiscal Years 2012, 2011, and 2010, respectively.

NOTE 12. FAIR VALUE MEASUREMENTS
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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$81,123	$—	$—	$81,123
Interest Rate Derivative Instruments	—	(6,959)	—	(6,959)
Foreign Currency Exchange Contracts	—	(2,910)	—	(2,910)
Total	$81,123	$(9,869)	$—	$71,254
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$15,536	$—	$—	$15,536
Interest Rate Derivative Instruments	—	(757)	—	(757)
Foreign Currency Exchange Contracts	—	1,746	—	1,746
Total	$15,536	$989	—	$16,525
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short original maturity (less than 90 days) of the investments.
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
For the fiscal years ended June 30, 2012 and June 30, 2011, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities over the same periods.
The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 13. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

(in thousands)	2012	2011	2010
Domestic	$18,347	$(18,712)	$(65)
Foreign	61,359	77,346	63,240
	$79,706	$58,634	$63,175
Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2012	2011	2010
Current:
Federal	$8,054	$3,618	$(5,284)
State	1,010	(702)	1,336
Foreign	9,608	26,072	31,539
	18,672	28,988	27,591
Deferred:
Federal	2,447	(17,307)	4,605
State	(869)	(128)	(383)
Foreign	(3,702)	(1,705)	(10,180)
	(2,124)	(19,140)	(5,958)
	$16,548	$9,848	$21,633
Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2012	%	2011	%	2010	%
Income tax expense computed at the federal statutory rate	$27,897	35.0%	$20,522	35.0%	$22,111	35.0%
State income taxes, net of federal benefit	(232)	(0.3)%	61	0.1%	311	0.5%
Foreign rate differential	(6,539)	(8.2)%	(3,151)	(5.4)%	(2,008)	(3.2)%
Change in valuation allowances	1,630	2.0%	(8,174)	(13.9)%	(479)	(0.8)%
Change in reserves	(7,655)	(9.6)%	47	0.1%	(1,467)	(2.3)%
Research and development	(2,734)	(3.4)%	(2,196)	(3.7)%	(2,705)	(4.3)%
Non-deductible losses	678	0.9%	—	—%	1,828	2.9%
Other non-deductible expenses	393	0.5%	1,004	1.7%	3,715	5.9%
Adjustment of net operating losses	2,243	2.8%	—	—	—	—
Statutory tax rate changes	(1,047)	(1.3)%	436	0.7%	143	0.2%
Other, net	1,914	2.4%	1,299	2.2%	184	0.3%
	$16,548	20.8%	$9,848	16.8%	$21,633	34.2%
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings are indefinitely reinvested. Undistributed earnings of foreign subsidiaries that are indefinitely reinvested are approximately $327 million and $288 million at June 30, 2012 and June 30, 2011, respectively. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax assets (liabilities) as of June 30, 2012 and June 30, 2011 were as follows:

(in thousands)	2012	2011
Deferred tax assets:
U.S. loss carryforwards	$3,431	$3,631
Foreign loss carryforwards	6,885	4,775
Accrued expenses	26,528	18,012
Tax credit carryforwards	20,394	25,403
Provision for losses on receivables	1,239	2,390
Deferred compensation	9,120	8,566
Deferred revenue	11,666	9,067
Intercompany loans	2,774	3,399
Other	663	1,549
Gross deferred tax assets	82,700	76,792
Deferred tax asset valuation allowance	(11,392)	(14,436)
Total deferred tax assets	71,308	62,356
Deferred tax liabilities:
Property and equipment	(2,328)	(515)
Revenue recognition	(24,660)	(25,302)
Intangible assets	(30,817)	(34,248)
Other	(2,135)	(1,243)
Total deferred tax liabilities	(59,940)	(61,308)
Net deferred tax assets	$11,368	$1,048
The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2012 and June 30, 2011 were as follows:

(in thousands)	2012	2011
Current deferred tax assets	$26,773	$17,817
Non-current deferred tax assets	24,271	31,434
Current deferred tax liabilities	(14,998)	(17,216)
Non-current deferred tax liabilities	(24,678)	(30,987)
	$11,368	$1,048
At June 30, 2012, state and foreign loss carryforwards of $77.7 million and $36.4 million, respectively, were available to offset future liabilities for income taxes. Included in the state loss carryforwards is $43.1 million attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state net operating losses expire in the years 2013 through 2032. Of the non-U.S. loss carryforwards, $10.8 million will expire between 2015 and 2022; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $31.5 million which expire in the years 2017 through 2022. Included in the U.S. foreign tax credit carryforwards is $11.2 million attributable to deductions from the exercise of equity awards. The benefit from these credits will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.
A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The decrease in the valuation allowance in Fiscal Year 2012 was principally due to changes in non-U.S. loss carryforwards.
As of June 30, 2012, we had $53.8 million of gross unrecognized tax benefits of which $10.0 million would impact the effective tax rate if recognized. As of June 30, 2011, we had $62.2 million of gross unrecognized tax benefits of which $16.6 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The change in gross unrecognized tax benefits resulted primarily from a $6.8 million decrease related to settlements with tax authorities and the expiration of statutes of limitation in Europe, a $3.7 million decrease due to changes in foreign currency exchange rates, a $0.8 million reduction associated with prior year tax positions in Europe and a $2.7 million increase related to prior year tax positions in the United States.

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

(in thousands)	2012	2011	2010
Balance at beginning of year	$62,211	$56,345	$58,310
Additions related to tax positions in prior years	4,389	6,917	7,557
Additions related to tax positions in the current year	—	—	5
Reductions related to tax positions in prior years	(2,250)	(127)	(4,488)
Reductions related to settlements with tax authorities	(547)	(23)	(1,299)
Reductions related to the expiration of statutes	(9,990)	(901)	(3,740)
Balance at end of year	$53,813	$62,211	$56,345
As of June 30, 2012, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $5.3 million in the next twelve months as a result of the expiration of statutes, settlements with tax authorities and a change in tax accounting method. This change is composed primarily of reserves associated with the period or jurisdiction in which income is taxable.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012 and June 30, 2011, interest and penalties of $6.1 million and $9.1 million, respectively, were included in our liability for unrecognized tax benefits. Interest and penalties included in income tax expense for Fiscal Years 2012, 2011 and 2010 amounted to a benefit of $2.1 million, a benefit of $0.8 million, and an expense of $0.6 million, respectively.
PAREXEL is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material state and local income tax matters through 2002 have been concluded. All material federal income tax matters have been concluded through 2004. Substantially all material foreign income tax matters have been concluded for all years through 2000.

NOTE 14. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease facilities under operating leases that include renewal and escalation clauses. Total rent expense was $52.2 million, $50.1 million, and $49.1 million for Fiscal Years 2012, 2011, and 2010, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows:

(in thousands)	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter	Total
Debt obligations (principal)	$5,003	$10,000	$20,000	$185,000	$—	$—	$220,003
Operating leases	49,034	39,980	32,858	28,361	23,525	99,787	273,545
Purchase commitments*	29,490	7,885	4,055	1,860	1,708	1,731	46,729
Total	$83,527	$57,865	$56,913	$215,221	$25,233	$101,518	$540,277
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks, totaling approximately $8.9 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2011 Credit Agreement are guaranteed by certain of our U.S. subsidiaries.
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

NOTE 15. GEOGRAPHIC INFORMATION
Financial information by geographic area for the three years ended June 30 was as follows:

(in thousands)	2012	2011	2010
Service revenue:
The Americas	$635,290	$484,657	$449,357
Europe, Middle East & Africa	555,467	553,801	548,412
Asia/Pacific	205,751	173,641	133,270
Total	$1,396,508	$1,212,099	$1,131,039
Income from operations:
The Americas	$27,493	$(3,976)	$21,387
Europe, Middle East & Africa	34,044	66,719	39,704
Asia/Pacific	27,265	18,887	22,018
Total	$88,802	$81,630	$83,109
Tangible long-lived assets:
The Americas	$133,050	$121,251	$110,147
Europe, Middle East & Africa	57,032	66,147	66,702
Asia/Pacific	17,696	13,944	11,039
Total	$207,778	$201,342	$187,888
The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30:

(in thousands)	2012	2011	2010
Service revenue:
United States	$580,340	$441,546	$391,277
Germany	$194,528	$209,144	$182,288
United Kingdom	$181,386	$168,460	$165,340

NOTE 16. SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communication Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri-Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. Early Phase has been aggregated with Phase II-III/PACE due to economic similarities in these operating segments.

•
PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization.

•
Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, and ePRO. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

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

(in thousands)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2012	$1,038,705	$167,125	$190,678	$1,396,508
2011	922,827	129,728	159,544	1,212,099
2010	870,721	121,652	138,666	1,131,039
Gross profit on service revenue:
2012	$279,166	$69,565	$75,948	$424,679
2011	294,200	52,049	68,066	414,315
2010	300,772	46,386	57,872	405,030

NOTE 17. OTHER CHARGE
In the second quarter of Fiscal Year 2009, we received notification from a small biopharma client that the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. The client advised us that it encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment to the client. The client filed for bankruptcy protection. As a result, we recorded $15.0 million in reserves in the second quarter of Fiscal Year 2009, consisting of $12.3 million in bad debt expense and $2.7 million in anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees. In the second quarter of Fiscal Year 2010, we released $1.1 million of these reserves to reflect lower-than-anticipated close-out costs.

NOTE 18. INVESTMENT IMPAIRMENT
In January 2010, we were informed that a French laboratory, in which we had a direct and indirect investment, filed for bankruptcy protection due to the poor market conditions. We evaluated the investment and recorded a $6.1 million impairment reserve in miscellaneous expense for Fiscal Year 2010, reflecting our total investment in the entity.

NOTE 19. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2012 and June 30, 2011:

	Fiscal Year 2012
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$314,735	$333,170	$355,992	$392,611	$1,396,508
Gross profit	92,561	105,071	114,547	112,500	424,679
Income from operations	12,450	22,596	28,217	25,539	88,802
Net income	9,561	12,940	22,869	17,788	63,158
Diluted earnings per share	$0.16	$0.21	$0.38	$0.29	$1.05

	Fiscal Year 2011
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$295,820	$304,359	$301,396	$310,524	$1,212,099
Gross profit	106,176	104,870	105,791	97,478	414,315
Income from operations	30,000	28,204	21,865	1,561	81,630
Net income	17,791	16,832	15,734	(1,571)	48,786
Diluted earnings per share	$0.30	$0.28	$0.26	$(0.03)	$0.81

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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 58.

/s/ Josef H. von Rickenbach	/s/ James F. Winschel, Jr.
Josef H. von Rickenbach	James F. Winschel, Jr.
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(principal executive officer)	(principal financial officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 27, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PAREXEL International Corporation maintained, in all material aspects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2012 and June 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 27, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 of this annual report.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”
Item 11. Executive Compensation
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
	The following financial statements and supplementary data are included in Item 8 of this annual report:
	Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2012, 2011 and 2010	57

	Consolidated Statements of Income for each of the three years ended June 30, 2012, 2011 and 2010	40

	Consolidated Balance Sheets at June 30, 2012 and 2011	41

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2012, 2011 and 2010	41

	Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2012, 2011 and 2010	42

	Notes to Consolidated Financial Statements	43

	2. Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	63

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

	3. Exhibits
	Exhibits filed with this Form 10-K are included on the Exhibit Index, which is incorporated herein by reference, and are filed or furnished as part of this report or are incorporated into this report by reference.	64

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	August 27, 2012
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Josef H. von Rickenbach		August 27, 2012
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)
/s/ A. Dana Callow, Jr.		August 27, 2012
A. Dana Callow, Jr.	Director
/s/ Patrick J. Fortune		August 27, 2012
Patrick J. Fortune	Director
/s/ Eduard E. Holdener		August 27, 2012
Eduard E. Holdener	Director
/s/ Christopher J. Lindop		August 27, 2012
Christopher J. Lindop	Director
/s/ Richard L. Love		August 27, 2012
Richard L. Love	Director
/s/ James F. Winschel, Jr.		August 27, 2012
James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Ellen M. Zane		August 27, 2012
Ellen M. Zane	Director

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of year	Charged to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2010	$23,219	$2,566	$(12,770)	$13,015
Year ended June 30, 2011	$13,015	$1,783	$(531)	$14,267
Year ended June 30, 2012	$14,267	$818	$(5,637)	$9,448
* Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2010	$31,445	$(1,739)	$(8,036)	$21,670
Year ended June 30, 2011	$21,670	$(6,782)	$(452)	$14,436
Year ended June 30, 2012	$14,436	$1,179	(4,223)	$11,392
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

10.5*	2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).
10.6*
Amendment No. 1 to 2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).

10.7*
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

10.11*	Form of Stock Option Agreement under the Company’s 2005 Stock Incentive Plan
10.12*	2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference).
10.13*
Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2007 Stock Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference).

10.14*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2007 Stock Incentive Plan
10.15*	Form of Restricted Stock Agreement for executive officers under the Company’s 2007 Stock Incentive Plan
10.16*	Form of Stock Option Agreement under the Company’s 2007 Stock Incentive Plan
10.17*	2010 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference).
10.18*
Form of Restricted Stock Agreement for non-employee directors under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19*
Form of Restricted Stock Agreement for executive officers under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.20*
Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.21*
Form of Stock Option Agreement under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.22*	Corporate Plan for Retirement of the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).
10.23
Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.24
First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.25
Second Amendment dated as of June 28, 1993 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.26
Third Amendment to Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION

10.27
Fourth Amendment dated August 28, 2000 to the Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.28
Fifth Amendment dated as of June 29, 2007 to the lease dated June 14, 1991 by and between Boston Properties Limited Partnership and PAREXEL International, LLC (filed as Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and incorporated herein by this reference).

10.29*
Amended and Restated Employment Agreement dated April 15, 2008 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.30*
Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

10.31*
Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.32*
Amended and Restated Change of Control/Severance Agreement, dated as of October 31, 2008, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008 and incorporated herein by reference).

10.33*
PAREXEL International Nonqualified Deferred Compensation Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by this reference).

10.34
ABN – AMRO Cash Pooling Agreement, dated as of September 14, 2001 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.35
Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.36*
Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and Douglas A. Batt (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.37*
Change of Control/Severance Agreement, dated as of April 15, 2008, by and between PAREXEL International Corporation and Kurt A. Brykman (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.38
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

10.39*
Perceptive Informatics President Long-Term Discretionary Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by this reference)

10.40*
Change of Control/severance Agreement, dated as of November 5, 2009, by and between the Company and Ulf Schneider (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, and incorporated herein by this reference).

10.41*
Letter Agreement, dated August 10, 2012, by and between the Company and James F. Winschel, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2012, and incorporated herein by this reference)

10.42
First Amendment to Credit Agreement, dated as of August 17, 2012, among PAREXEL, certain subsidiaries of PAREXEL, the lenders party thereto and Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer (filed as Exhibit 10.1 to the Company's current report on Form 8-K dated August 17, 2012, and incorporated herein by this reference).

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