Form 10-Q
period 2012-09-30
PAREXEL INTERNATIONAL CORP
filed 2012-11-08
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2012, there were 58,823,895 shares of common stock outstanding.

1

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$223,329	$213,579
Marketable securities	25,722	—
Billed and unbilled accounts receivable, net	610,464	649,217
Prepaid expenses	27,240	20,657
Deferred tax assets	29,703	26,773
Other current assets	30,266	22,352
Total current assets	946,724	932,578
Property and equipment, net	205,424	207,778
Goodwill	257,866	255,455
Other intangible assets, net	66,222	70,004
Non-current deferred tax assets	19,711	24,271
Long-term income taxes receivable	15,960	15,585
Other assets	30,968	29,701
Total assets	$1,542,875	$1,535,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$6,253	$5,003
Accounts payable	54,993	50,783
Deferred revenue	313,510	331,488
Accrued expenses	40,825	44,780
Accrued employee benefits and withholdings	113,186	120,368
Current deferred tax liabilities	16,509	14,998
Income taxes payable	6,498	3,644
Other current liabilities	13,105	12,310
Total current liabilities	564,879	583,374
Long-term debt, net of current portion	267,500	215,000
Non-current deferred tax liabilities	17,724	24,678
Long-term income tax liabilities	51,326	50,008
Long-term deferred revenue	27,888	28,226
Other liabilities	25,541	24,411
Total liabilities	954,858	925,697
Stockholders’ equity:
Preferred stock	—	—
Common stock	591	601
Additional paid-in capital	228,951	279,535
Retained earnings	373,742	358,678
Accumulated other comprehensive loss	(15,267)	(29,139)
Total stockholders’ equity	588,017	609,675
Total liabilities and stockholders’ equity	$1,542,875	$1,535,372

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30, 2012	September 30, 2011
Service revenue	$394,753	$314,735
Reimbursement revenue	67,767	45,914
Total revenue	462,520	360,649
Direct Costs	279,404	222,174
Reimbursable out-of-pocket expenses	67,767	45,914
Selling, general and administrative	70,028	60,989
Depreciation	14,795	14,281
Amortization	1,084	2,141
Restructuring (benefit) charge	(310)	2,700
Total costs and expenses	432,768	348,199
Income from operations	29,752	12,450
Interest income	1,107	1,154
Interest expense	(2,543)	(3,759)
Miscellaneous (expense) income	(952)	4,229
Total other (expense) income	(2,388)	1,624
Income before income taxes	27,364	14,074
Provision for income taxes	12,300	4,513
Net income	$15,064	$9,561

Earnings per common share
Basic	$0.25	$0.16
Diluted	$0.25	$0.16
Shares used in computing earnings per common share
Basic	60,111	59,044
Diluted	61,226	60,079

Comprehensive income (loss) (Note 3)	$28,936	$(23,859)

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities:
Net income	$15,064	$9,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,879	16,422
Stock-based compensation	2,736	2,623
(Benefit) provision for losses on receivables, net	(284)	1,385
Deferred income taxes	3,252	(5,888)
Other non-cash items	(948)	518
Changes in operating assets and liabilities	308	25,108
Net cash provided by operating activities	36,007	49,729
Cash flow from investing activities:
Purchase of marketable securities	(25,763)	(20,703)
Purchase of property and equipment	(11,511)	(11,620)
Net cash used in investing activities	(37,274)	(32,323)
Cash flow from financing activities:
Proceeds from issuance of common stock	1,189	180
Payments for share repurchase	(50,000)	—
Borrowings under credit agreement/facility	165,000	80,000
Repayments under credit agreement/facility	(111,250)	(56,250)
Repayments under other debt	—	(314)
Net cash provided by financing activities	4,939	23,616
Effect of exchange rate changes on cash and cash equivalents	6,078	(17,976)
Net increase in cash and cash equivalents	9,750	23,046
Cash and cash equivalents at beginning of period	213,579	89,056
Cash and cash equivalents at end of period	$223,329	$112,102

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$2,466	$3,745
Income taxes, net of refunds	$5,072	$1,456

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 10-K”) filed with the Securities and Exchange Commission on August 27, 2012.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted ASU 2011-05 for our first fiscal quarter ended September 30, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.
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

NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized 5 million shares of preferred stock at $0.01 par value. As of both September 30, 2012 and June 30, 2012, we had no preferred shares issued and outstanding.
We have authorized 75 million shares of common stock with a $0.01 par value. As of September 30, 2012 and June 30, 2012, we had 59,145,307 and 60,147,007 shares issued and outstanding, respectively.
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

(in thousands, except per share data)	Three Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to common stock	$15,064	$9,561
Weighted average number of shares outstanding, used in computing basic earnings per share	60,111	59,044
Dilutive common stock equivalents	1,115	1,035
Weighted average number of shares outstanding used in computing diluted earnings per share	61,226	60,079
Basic earnings per share	$0.25	$0.16
Diluted earnings per share	$0.25	$0.16
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	470	1,577
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or other financing.  There is no set expiration date for the Program. The Program does not obligate us to acquire any particular amount of common stock, and it can be modified, extended, suspended or discontinued at any time.
In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million.  Pursuant to the Agreement, on September 20, 2012, we paid $50 million to JPMorgan and received from JPMorgan 1,328,462 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $30.11 per share which was the closing price of the common stock on September 17, 2012. These repurchased shares have been cancelled and restored to the status of authorized and unissued shares. At Agreement maturity, in approximately six months, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. We recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet as of September 30, 2012, consisting of decreases in common stock and additional paid-in capital.
In addition, during the three months ended September 30, 2012, we purchased approximately 157,000 shares in the open market at fair value under the Program at an average price of $30.78 per share. As of September 30, 2012, approximately $145.2 million remained available under the Program for the purchase of additional shares.

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income has been calculated in accordance with FASB Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$15,064	$9,561
Unrealized gain (loss) on derivative instruments	312	(1,197)
Currency translation adjustments	13,560	(32,223)
Comprehensive income (loss)	$28,936	$(23,859)
The unrealized gain (loss) on derivative instruments is net of $0.2 million of taxes for the three months ended September 30, 2012 and net of $0.4 million of taxes for the three months ended September 30, 2011.

NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table.

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Direct costs	$380	$403
Selling, general and administrative	2,356	2,220
Total stock-based compensation	$2,736	$2,623

NOTE 5 – RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $15.5 million and included the elimination of approximately 150 managerial and staff positions.
For the three months ended September 30, 2012 and 2011, we recorded the following charges (benefits) to our restructuring plans.

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
2011 Restructuring Plan
Employee severance	$(115)	$1,685
Facilities-related and other	(195)	1,034
Total 2011 Plan	$(310)	$2,719
2010 Restructuring Plan
Employee severance	$—	$(19)
Total 2010 Plan	$—	$(19)
Total All Plans	$(310)	$2,700
Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2012			September 30, 2012
2011 Restructuring Plan
Employee severance costs	$1,884	$(115)	$(1,311)	$458
Facilities-related charges and other	3,663	(195)	(314)	3,154
2010 Restructuring Plan
Facilities-related charges	642	—	(42)	600
Pre-2010 Plans
Facilities-related charges	1,585	—	(55)	1,530
Total	$7,774	$(310)	$(1,722)	$5,742
The balances are included in accrued expenses and other non-current liabilities on our condensed consolidated balance sheets.

NOTE 6 – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communication Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri-Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III/PACE due to economic similarities in these operating segments.

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

•
Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management ("RTSM"), IMPACT® clinical trials management systems ("CTMS"), DataLabs® electronic data capture ("EDC"), web-based portals, systems integration, and electronic patient reported outcomes ("ePRO"). These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Service revenue
CRS	$297,167	$235,409
PCMS	48,351	35,648
Perceptive	49,235	43,678
Total service revenue	$394,753	$314,735
Direct costs
CRS	$220,166	$172,750
PCMS	29,685	20,978
Perceptive	29,553	28,446
Total direct costs	$279,404	$222,174
Gross profit
CRS	$77,001	$62,659
PCMS	18,666	14,670
Perceptive	19,682	15,232
Total gross profit	$115,349	$92,561

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
As of September 30, 2012, we had $54.4 million of gross unrecognized tax benefits of which $13.2 million would impact the effective tax rate if recognized. As of June 30, 2012, we had $53.8 million of gross unrecognized tax benefits of which $10.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments. The $0.6 million net increase in gross unrecognized tax benefits is primarily attributable to changes in reserves for prior year tax positions in the United States. As of September 30, 2012, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $5.0 million over the next twelve months primarily as a result of the expiration of statutes of limitation and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012, $6.5 million of gross interest and penalties were included in our liability for unrecognized tax benefits. As of June 30, 2012, $6.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded through September 30, 2012 and 2011 includes expense of approximately $0.4 million and $0.3 million, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material federal, state, and local income tax matters through 2005 have been concluded with the respective taxing authority. Substantially all material foreign income tax matters have been concluded for all years through 2000 with the respective taxing authority.
For the three months ended September 30, 2012 and 2011, we had effective income tax rates of 44.9% and 32.1%, respectively. The tax rate for the three months ended September 30, 2012 was higher than the expected statutory rate primarily as a result of a $2.0 million quarter-specific expense associated with the limitation of certain compensation-related deductions as well as the effect of a higher projected annual effective tax rate for our fiscal year ending June 30, 2013 ("Fiscal Year 2013"). The Fiscal Year 2013 projected annual effective tax rate is higher than our effective tax rate for the fiscal year ended June 30, 2012 ("Fiscal Year 2012") primarily because of a projected increase in income that is subject to tax in the United States as compared to lower rate foreign jurisdictions. The increase in income subject to United States taxation is due in part to the expiration of of certain Internal Revenue Code provisions.
The tax rates for the three months ended September 30, 2011 was lower than the expected statutory rate primarily as a result of a $0.9 million quarter specific benefit related to a reduction in the statutory tax rate in the United Kingdom as well as a decrease in the projected annual effective tax rate for Fiscal Year 2012. The projected annual effective tax rate was reduced because of the favorable effect of statutory rates applicable to income earned outside the United States.

NOTE 8 – CREDIT AGREEMENTS
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
As of September 30, 2012, we had $180.0 million of principal borrowed under the revolving credit facility, $93.8 million of principal borrowed under the term loan, and borrowing availability of $120.0 million under the revolving credit facility.
In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus an applicable margin. As of September 30, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.6%.
During the three months ended September 30, 2012, we made principal payments of $1.3 million on the term loan. The term loan scheduled repayments under the 2011 Credit Agreement increase over time from 5% of the principal due in the first year to 60% of the principal due in the last year.

Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At September 30, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.0% and 2.0%. We entered into this line of credit to facilitate business transactions. At September 30, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $44.2 million and $63.4 million at September 30, 2012 and June 30, 2012, respectively, and was included in cash and cash equivalents.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2012, we had approximately $39.5 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.

We have letter-of-credit agreements with banks totaling approximately $9.3 million guaranteeing performance under various operating leases and vendor agreements.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency volatility due to the foreign exchange exposure related to intercompany transactions. We primarily utilize forward exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to other intercompany transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of September 30, 2012 and June 30, 2012. All asset and liability amounts are reported in other current assets, other current liabilities, and other liabilities.

(in thousands)	September 30, 2012		June 30, 2012
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$150,000	$(2,590)	$150,000	$(2,415)
Foreign exchange contracts	26,758	679	—	—
Cross-currency swap contracts	26,991	126	25,106	(2,697)
Total designated derivatives	$203,749	$(1,785)	$175,106	$(5,112)
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$44,056	$(5,445)	$43,405	$(4,544)
Foreign exchange contracts	41,371	1,219	100,815	(213)
Total non-designated derivatives	$85,427	$(4,226)	$144,220	$(4,757)
Total derivatives	$289,176	$(6,011)	$319,326	$(9,869)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) on the balance sheet, net of deferred taxes, and any ineffective portion to miscellaneous income (expense) on the consolidated statements of income. The gains (losses) recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net	$(51)	$(408)
Foreign exchange contracts, net	440	—
Cross-currency swap contracts, net	(77)	(789)
Total designated derivatives, net	$312	$(1,197)
Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $0.3 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income (expense) on the consolidated statements of income. The gains (losses) recognized are presented below:

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(901)	$(2,165)
Foreign exchange contracts	1,432	(3,557)
Total non-designated derivatives	$531	$(5,722)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$64,304	$—	$—	$64,304
Marketable securities	25,722	—	—	25,722
Interest rate derivative instruments	—	(8,035)	—	(8,035)
Foreign currency exchange contracts	—	2,024	—	2,024
Total	$90,026	$(6,011)	$—	$84,015
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,123	$—	$—	$81,123
Interest rate derivative instruments	—	(6,959)	—	(6,959)
Foreign currency exchange contracts	—	(2,910)	—	(2,910)
Total	$81,123	$(9,869)	$—	$71,254
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
For the three months ended September 30, 2012, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012 (the “2012 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

OVERVIEW
We are a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement consulting, performance improvement, medical imaging services, ClinPhone® randomization and trial supply management services (“RTSM”), DataLabs® electronic data capture ("EDC"), IMPACT® clinical trials management systems ("CTMS"), web-based portals, systems integration, patient diary applications, and other product development services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri-Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We have aggregated Early Phase with Phase II-III/PACE due to economic similarities in these operating segments.

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

•
Perceptive provides information technology solutions designed to help improve clients’ product development processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, and electronic patient reported outcomes ("ePRO"). These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

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
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2012 10-K.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), miscellaneous income (expense), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2012 and 2011 were as follows:

(in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011	Increase $	Increase %
Service revenue
CRS	$297,167	$235,409	$61,758	26.2%
PCMS	48,351	35,648	12,703	35.6%
Perceptive	49,235	43,678	5,557	12.7%
Total service revenue	$394,753	$314,735	$80,018	25.4%
Direct costs
CRS	$220,166	$172,750	$47,416	27.4%
PCMS	29,685	20,978	8,707	41.5%
Perceptive	29,553	28,446	1,107	3.9%
Total direct costs	$279,404	$222,174	$57,230	25.8%
Gross profit
CRS	$77,001	$62,659	$14,342	22.9%
PCMS	18,666	14,670	3,996	27.2%
Perceptive	19,682	15,232	4,450	29.2%
Total gross profit	$115,349	$92,561	$22,788	24.6%

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011:
Revenue
Service revenue increased by $80.0 million, or 25.4%, to $394.8 million for the three months ended September 30, 2012 from $314.7 million for the three months ended September 30, 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$191.2	48.4%	$140.0	44.5%
Europe, Middle East & Africa	$144.5	36.6%	$123.2	39.1%
Asia/Pacific	$59.1	15.0%	$51.5	16.4%
For the three months ended September 30, 2012 compared with the same period in 2011, service revenue in the Americas increased by $51.2 million, or 36.6%; Europe, Middle East & Africa service revenue increased by $21.3 million, or 17.3%; and Asia/Pacific service revenue increased by $7.6 million, or 14.8%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The higher levels of revenue growth in the Americas region was due to increased activity in the Phase II-III/PACE portion of the CRS business.
On a segment basis, CRS service revenue increased by $61.8 million, or 26.2%, to $297.2 million for the three months ended September 30, 2012 from $235.4 million for the three months ended September 30, 2011. The increase was primarily attributable to a $63.1 million increase in Phase II-III/PACE and a $4.2 million increase in our Early Phase business; offset in part by a $5.6 million negative impact from foreign currency exchange movements. The increase in Phase II-III/PACE was due to our success in winning new business awards and the continued positive impact of strategic partnerships as backlog is converted into revenue through the efforts of a larger employee base. The increase in Early Phase was due to improvements in our win rate among small clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $12.7 million, or 35.6%, to $48.4 million for the three months ended September 30, 2012 from $35.6 million for the same period in 2011. Higher service revenue was due primarily to a $15.0 million increase in consulting services associated with growth in start-up Phase II-III activities and increased strategic compliance work. These increases were partly offset by a $0.8 million decrease in our medical communications business due to lower demand and a $0.8 million negative impact from foreign currency exchange movements.
Perceptive service revenue increased by $5.6 million, or 12.7%, to $49.2 million for the three months ended September 30, 2012 from $43.7 million for the three months ended September 30, 2011. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials. Service revenue increases of $2.5 million in Medical Imaging, $2.0 million in our ClinPhone® RTSM services, and $1.7 million in other eClinical services were partially offset by a $1.2 million impact of foreign exchange movements.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $57.2 million, or 25.8%, to $279.4 million for the three months ended September 30, 2012 from $222.2 million for the three months ended September 30, 2011. As a percentage of total service revenue, direct costs increased to 70.8% from 70.6% for the respective periods.
On a segment basis, CRS direct costs increased by $47.4 million, or 27.4%, to $220.2 million for the three months ended September 30, 2012 from $172.8 million for the three months ended September 30, 2011. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs, associated, in part, with headcount growth in CRS. Increased labor costs include both upward pressure on rates in certain markets due to labor shortages and staff hired in advance of the revenue producing activities. As a percentage of CRS service revenue, CRS direct costs increased to 74.1% for the three months ended September 30, 2012 from 73.4% for the three months ended September 30, 2011 due primarily to higher staffing levels in advance of the revenue curve in response to recent strength in new business wins.
PCMS direct costs increased by $8.7 million, or 41.5%, to $29.7 million for the three months ended September 30, 2012 from $21.0 million for the three months ended September 30, 2011. This increase was primarily due to increased headcount and labor costs in our consulting business due to increased demand for these services. This increase was offset in part by a $0.7 million decline in the medical communications business due to lower demand. As a percentage of PCMS service revenue, PCMS direct costs increased to 61.4% from 58.8% for the respective periods as a result of higher labor costs associated with consulting services, the impact of seasonality, and short-term investments directed at better positioning the business for continued growth.

Perceptive direct costs increased by $1.1 million, or 3.9%, to $29.6 million for the three months ended September 30, 2012 from $28.4 million for the three months ended September 30, 2011 due primarily to an increase in labor costs and medical imaging "read" expenses associated with higher volume. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 60.0% for the three months ended September 30, 2012 from 65.1% for the three months ended September 30, 2011. This decrease was due to the impact of shifting resources to low cost countries and better revenue mix.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $70.0 million for the three months ended September 30, 2012 from $61.0 million for the three months ended September 30, 2011. This $9.0 million increase was due primarily to a $4.9 million increase in payroll-related costs associated with overall compensation increases including the cost of additional staff needed to support business growth and a $3.9 million increase in rent and other office-related expenses. As a percentage of service revenue, SG&A decreased to 17.7% of service revenue for the three months ended September 30, 2012 compared with 19.4% of service revenue for the three months ended September 30, 2011. This decrease was due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.5 million, or 3.0%, to $15.9 million for the three months ended September 30, 2012 from $16.4 million for the three months ended September 30, 2011. As a percentage of service revenue, depreciation and amortization expense was 4.0% for the three months ended September 30, 2012 versus 5.2% for the same period in 2011. This decreased percentage of depreciation and amortization expense was mainly due to revenue growth.
Restructuring Charge
During the three months ended September 30, 2012, we recorded a $0.3 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans. For the three months ended September 30, 2011, we recorded $2.7 million in restructuring charges, including $1.7 million in employee separation benefits associated with the elimination of 50 managerial and staff positions, $0.7 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges.
Income from Operations
Income from operations increased to $29.8 million for the three months ended September 30, 2012 from $12.5 million for the same period in 2011. Income from operations as a percentage of service revenue, or operating margin, increased to 7.5% from 4.0% for the respective periods. This increase in operating margin was due primarily to better management of our SG&A expenses during the quarter and lower restructuring charges.
Other Expense
We recorded net other expense of $2.4 million for the three months ended September 30, 2012 compared with net other income of $1.6 million for the three months ended September 30, 2011. The $4.0 million change was primarily due to miscellaneous expenses of $1.0 million for the three months ended September 30, 2012 as compared to miscellaneous income of $4.2 million for the three months ended September 30, 2011; offset by a $1.2 million reduction in interest expense, net of interest income. The lower interest expense was due primarily to lower average debt levels for the three months ended September 30, 2012 as compared with the same period in 2011.
Miscellaneous expense for the three months ended September 30, 2012 of $1.0 million consisted primarily of foreign exchange losses.
Miscellaneous income for the three months ended September 30, 2011 of $4.2 million consisted primarily of a $10.4 million gain related to the revaluation of foreign denominated assets, partly offset by a $5.7 million loss related to derivative contracts.
Taxes
For the three months ended September 30, 2012 and 2011, we had effective income tax rates of 44.9% and 32.1%, respectively. The increase in the tax rate was primarily attributable to $2.0 million of quarter-specific expense associated with the limitation of certain compensation-related deductions and the effect of a higher projected annual effective tax rate for our fiscal year ending June 30, 2013 ("Fiscal Year 2013"). The higher effective tax rate mainly results from a projected increase in income that is subject to tax in the United States as compared to lower rate foreign jurisdictions. The increase in income subject to United States taxation is due in part to the expiration of of certain Internal Revenue Code provisions.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect the costs of capital expenditures for computer hardware, software, and leasehold improvements. As of September 30, 2012, we had cash and cash equivalents and marketable securities of approximately $249.1 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of September 30, 2012 and June 30, 2012.

(in millions)	September 30, 2012	June 30, 2012
Billed accounts receivable, net	$339.7	$397.4
Unbilled accounts receivable, net	270.8	251.8
Total accounts receivable	610.5	649.2
Deferred revenue	341.4	359.7
Net receivables	$269.1	$289.5

DSO (in days)	45	49
The decrease in DSO for the three months ended September 30, 2012 compared with the three months ended June 30, 2012, was primarily due to ongoing improvements in billing and collections.

CASH FLOWS
Net cash provided by operating activities was $36.0 million for the three months ended September 30, 2012 compared with net cash provided by operating activities of $49.7 million for the three months ended September 30, 2011. The $13.7 million decrease in operating cash flows was primarily due to higher payments related to year end accrued balances during the three months ended September 30, 2012.
Net cash used in investing activities was $37.3 million for the three months ended September 30, 2012 compared with $32.3 million for the three months ended September 30, 2011. The increase of $5.0 million was due primarily to higher purchases of marketable securities.
Net cash provided by financing activities was $4.9 million for the three months ended September 30, 2012 compared with $23.6 million for the three months ended September 30, 2011. The $18.7 million decrease was primarily due to the payments of $50.0 million for share repurchases, offset in part by a $30.0 million increase in net borrowings.

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
Loans outstanding under the 2011 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2011 Credit Agreement terminates and any outstanding loans under it mature on June 30, 2016. Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 30, 2016. Repayment of principal borrowed under the term loan facility is due in equal quarterly installments for the amounts due in annual periods that coincide with our fiscal year end date of June 30. Specifically, 5%, 10%, 20%, and 60%

of principal borrowed must be repaid during our fiscal years ended 2013, 2014, 2015, and 2016, respectively. The final payment of all amounts outstanding, plus accrued interest, being due on June 30, 2016.
We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.4%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which include customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2012, we were in compliance with all covenants under the 2011 Credit Agreement.
As of September 30, 2012, we had $180.0 million of principal borrowed under the revolving credit facility, $93.8 million of principal borrowed under the term loan, and borrowing availability of $120.0 million under the revolving credit facility.
In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus an applicable margin. As of September 30, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.6%.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At September 30, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.0% and 2.0%. We entered into this line of credit to facilitate business transactions. At September 30, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $44.2 million and $63.4 million at September 30, 2012 and June 30, 2012, respectively, and was included in cash and cash equivalents.

COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2012, we had approximately $39.5 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We have letter-of-credit agreements with banks totaling approximately $9.3 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS

Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. In August 2012, we also announced a Board of Directors approved share repurchase program authorizing the repurchase of up to $200 million of our common stock. The program does not obligate us to acquire any particular amount of common stock, and it can be modified, extended, suspended or discontinued at any time. Additionally, in September 2012, as part of the share repurchase program, we entered into a $50 million accelerated share repurchase agreement and we also purchased approximately 157,000 shares in the open market under the share repurchase plan. We expect ongoing purchases of shares in the open market under our share repurchase plan.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed $245 million in our fiscal year ended June 30, 2011 ("Fiscal Year 2011") under the 2011 Credit Agreement to refinance prior debt facilities and to provide working capital. We further increased our borowings under the 2011 Credit Facility to fund the $50 million accelerated share repurchase agreement. Our primary committed external source of funds is the 2011 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2011 Credit Agreement upon its maturity in 2016.
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
Under the terms of the 2011 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I. Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
We made capital expenditures of approximately $11.5 million during the three months ended September 30, 2012, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $75 to $80 million in Fiscal Year 2013, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS
In April 2011, we adopted the 2011 Restructuring Plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of our fiscal year ended June 30, 2012 ("Fiscal Year 2012"). The total cost of the 2011 Restructuring Plan was approximately $15.5 million and included the elimination of approximately 150 managerial and staff positions.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 55.6% of our consolidated service revenue for the three months ended September 30, 2012 from operations outside of the United States and 60.6% for the three months ended September 30, 2011. In addition, 17.6% was denominated in Euros and 12.3% was denominated in pounds sterling for the three months ended September 30, 2012 while 20.5% was denominated in Euros and 11.0% was denominated in pounds sterling for the three months ended September 30, 2011. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of September 30, 2012, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $203.7 million, including interest rate swap and interest rate cap agreements with a total notional value of $150.0 million executed in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of September 30, 2012, the estimated amount that could be recognized in earnings was a loss of approximately $1.2 million, net of tax.
As of September 30, 2012, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $85.4 million.
During the three months ended September 30, 2012, we recorded foreign exchange losses of $2.0 million compared to foreign exchange gains of $4.6 million during the same period in 2011. We also have exposure to additional foreign exchange risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $6.3 million at September 30, 2012 and $5.0 million at June 30, 2012. Long-term debt was $267.5 million at September 30, 2012 and $215.0 million at June 30, 2012. Based on average short-term and long-term debt for the three months ended September 30, 2012, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.
MARKETABLE SECURITIES
During the three months ended September 30, 2012, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and have elected to account for them under the fair value method. As of September 30, 2012, the value of these marketable securities was $25.7 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS
In addition to other information in this report, the following risk factors should be considered carefully in evaluating our company and our business. These important factors could cause our actual results to differ materially from those indicated by forward-looking statements made in this report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.

The following discussion includes 8 amendments to the risk factors included in the 2012 10-K:

•	“We face risks arising from the restructuring of our operations;”

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Backlog may not result in revenue and the rate at which backlog converts into revenue may be slower than historical conversion rates;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”
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
Some of our clients are not revenue-generating entities at this time and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to pay outstanding liabilities due to us, despite contractual obligations. For example, in the second quarter of our fiscal year ended June 30, 2009 ("Fiscal Year 2009"), one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $14.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. In Fiscal Year 2012, we recovered $2.3 million of proceeds from the final bankruptcy settlement. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.
We face risks arising from the restructuring of our operations.
In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During our fiscal year ended June 30, 2010 ("Fiscal Year 2010"), we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases.
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $15.5 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we expect that all costs associated with these restructuring plans have been recorded as of September 30, 2012, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 55.6% and 60.6% of total consolidated service revenue for three month ended September 30, 2012 and 2011, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 36.6% and 39.1% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 15.0% and 16.4% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $29.8 million for the fiscal quarter ended September 30, 2012, $25.5 million for the fiscal quarter ended June 30, 2012, $28.2 million for the fiscal quarter ended March 31, 2012, $22.6 million for the fiscal quarter ended December 31, 2011, and $12.5 million for the fiscal quarter ended September 30, 2011. Factors that cause these variations include:

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
Our backlog is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, as described above, contracts relating to our clinical development business are subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can be reduced significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we do not fully realize our entire backlog as service revenue.
In addition, the rate at which our backlog converts into revenue may vary. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be less than what we have experienced in the past, particularly in connection with the ramp-up and initiation of strategic partnerships, which could impact our net revenue and results of operations on a quarterly and annual basis. The rate of conversion of backlog from strategic partnerships into revenue has been slower than that experienced historically from traditional client contracts.
Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency fluctuation, service revenue for the three months ended September 30, 2012 was negatively impacted by approximately $7.6 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For three months ended September 30, 2012 and 2011, approximately 17.6% and 20.5% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 12.3% and 11.0%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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
As of September 30, 2012, our total assets included $324.1 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
As of September 30, 2012, we had $273.8 million principal amount of debt outstanding and remaining borrowing availability of $120.0 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On November 2, 2012, the closing sales price of our common stock on the Nasdaq Global Select Market was $29.89 per share. During the period from November 2, 2010 to November 2, 2012, our common stock traded at prices ranging from a high of $32.38 per share to a low of $15.69 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our equity securities during the three months ended September 30, 2012:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012-July 31, 2012	—	$—	—	$ 6.0 million (1)
August 1, 2012-August 31, 2012	—	$—	—	$200.0 million
September 1, 2012-September 30, 2012	1,485,637	$30.18	1,485,637	$145.2 million (2)
Total	1,485,637		1,485,637

(1) On September 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the purchase of up to $20.0 million of the Company's common stock to be repurchased in the open market subject to market conditions, as announced on September 10, 2004. We did not purchase any additional shares of our common stock under this program during the three months ended September 30, 2012. The plan was canceled in August 2012.

(2) In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200.0 million of our common stock.  There is no set expiration date for the Program.  In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC (“JPMorgan”), for an aggregate purchase price of $50.0 million.  Pursuant to the Agreement, on September 20, 2012, we paid $50.0 million to JPMorgan and received from JPMorgan 1,328,462 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $30.11 per share, which was the closing price of the common stock on September 17, 2012. The final number of shares to be delivered to us by JPMorgan under the Agreement at program maturity, net of the initial delivery, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. In addition, during the three months ended September 30, 2012, we purchased 157,175 shares in the open market at fair value under the Program at an average price of $30.78 per share.

ITEM 5. OTHER INFORMATION

On November 6, 2012, we entered into a Key Employee Agreement with Joseph C. Avellone, M.D., Senior Vice President, Clinical Research Services effective as of November 1, 2012. Under the terms of the agreement, Dr. Avellone agrees that he will not compete with the Company, or solicit customers, suppliers or employees of the Company, during his term of employment and for the 12 months following the termination of his employment for any reason. Dr. Avellone is entitled to continue receiving his salary during the 12 month non-compete period following the termination of his employment. PAREXEL may at its sole discretion release Dr. Avellone from his non-compete obligations, in which case the obligation to continue making salary payments to him will terminate. The agreement also provides that confidential information proprietary to PAREXEL obtained during the term of Dr. Avellone's employment may not be disclosed during or subsequent to the term of employment, and that all inventions developed by him in connection with his employment are the property of PAREXEL.

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

PAREXEL International Corporation

Date:	November 7, 2012	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2012	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, dated September 17, 2012 (filed as exhibit 10.1 to the Company's 8-K dated September 17, 2012 and incorporated herein by this reference)

10.2	Key Employee Agreement, dated November 6, 2012, between PAREXEL International Corporation and Joseph C. Avellone.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase
**    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.