Form 10-Q
period 2012-12-31
PAREXEL INTERNATIONAL CORP
filed 2013-02-04
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 30, 2013, there were 58,136,100 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204,103	$213,579
Marketable securities	92,442	—
Billed and unbilled accounts receivable, net	645,793	649,217
Prepaid expenses	20,468	20,657
Deferred tax assets	36,908	37,159
Income taxes receivable	2,110	—
Other current assets	29,187	22,352
Total current assets	1,031,011	942,964
Property and equipment, net	211,824	207,778
Goodwill	309,920	255,455
Other intangible assets, net	97,040	70,004
Non-current deferred tax assets	9,555	13,885
Long-term income taxes receivable	11,596	15,585
Other assets	26,704	26,485
Total assets	$1,697,650	$1,532,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$107,403	$5,003
Accounts payable	48,914	50,783
Deferred revenue	361,614	331,488
Accrued expenses	41,021	44,780
Accrued employee benefits and withholdings	114,669	120,368
Current deferred tax liabilities	18,148	14,998
Income taxes payable	—	3,644
Other current liabilities	13,557	12,310
Total current liabilities	705,326	583,374
Long-term debt, net of current portion	274,465	211,784
Non-current deferred tax liabilities	33,992	24,678
Long-term income tax liabilities	48,090	50,008
Long-term deferred revenue	29,091	28,226
Other liabilities	25,936	24,411
Total liabilities	1,116,900	922,481
Stockholders’ equity:
Preferred stock	—	—
Common stock	581	601
Additional paid-in capital	194,073	279,535
Retained earnings	395,085	358,678
Accumulated other comprehensive loss	(8,989)	(29,139)
Total stockholders’ equity	580,750	609,675
Total liabilities and stockholders’ equity	$1,697,650	$1,532,156

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Service revenue	$422,068	$333,170	$816,821	$647,905
Reimbursement revenue	61,069	54,641	128,836	100,555
Total revenue	483,137	387,811	945,657	748,460
Direct Costs	301,325	228,099	580,729	450,273
Reimbursable out-of-pocket expenses	61,069	54,641	128,836	100,555
Selling, general and administrative	71,909	64,358	141,937	125,347
Depreciation	15,462	14,752	30,257	29,033
Amortization	2,043	2,203	3,127	4,344
Restructuring (benefit) charge	(108)	1,162	(418)	3,862
Total costs and expenses	451,700	365,215	884,468	713,414
Income from operations	31,437	22,596	61,189	35,046
Interest income	1,027	1,606	2,134	2,760
Interest expense	(2,428)	(2,687)	(4,971)	(6,446)
Miscellaneous income (expense)	1,192	(2,713)	240	1,516
Total other expense	(209)	(3,794)	(2,597)	(2,170)
Income before income taxes	31,228	18,802	58,592	32,876
Provision for income taxes	9,885	5,862	22,185	10,375
Net income	$21,343	$12,940	$36,407	$22,501

Earnings per common share
Basic	$0.36	$0.22	$0.61	$0.38
Diluted	$0.36	$0.21	$0.60	$0.37
Shares used in computing earnings per common share
Basic	58,671	59,265	59,391	59,154
Diluted	59,639	60,249	60,412	60,164

Comprehensive income (loss) (Note 4)	$27,621	$1,064	$56,557	$(22,795)

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31, 2012	December 31, 2011
Cash flow from operating activities:
Net income	$36,407	$22,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,384	33,377
Stock-based compensation	5,435	5,485
Excess tax benefit from stock-based compensation	(2,173)	—
Provision for losses on receivables, net	32	1,145
Deferred income taxes	11,390	(9,035)
Other non-cash items	(1,002)	666
Changes in operating assets and liabilities, net of effects from acquisition	14,625	61,616
Net cash provided by operating activities	98,098	115,755
Cash flow from investing activities:
Acquisition of business, net of cash acquired	(74,692)	—
Purchase of marketable securities	(90,524)	(20,703)
Purchase of property and equipment	(31,360)	(27,513)
Proceeds from sale of assets	1,670	—
Proceeds from note receivable	594	—
Net cash used in investing activities	(194,312)	(48,216)
Cash flow from financing activities:
Proceeds from issuance of common stock	7,064	1,948
Payments for share repurchase	(98,692)	—
Excess tax benefit from stock-based compensation	2,173	—
Borrowings under credit agreement/facility	345,000	155,000
Repayments under credit agreement/facility	(180,000)	(157,500)
Repayments under other debt	—	(628)
Net cash provided by (used in) financing activities	75,545	(1,180)
Effect of exchange rate changes on cash and cash equivalents	11,193	(21,760)
Net (decrease) increase in cash and cash equivalents	(9,476)	44,599
Cash and cash equivalents at beginning of period	213,579	89,056
Cash and cash equivalents at end of period	$204,103	$133,655

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$4,534	$6,326
Income taxes, net of refunds	$11,641	$3,613

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 10-K”) filed with the Securities and Exchange Commission on August 27, 2012.
We reclassified $10.4 million of non-current deferred tax assets to current deferred tax assets for the period ended June 30, 2012. This change had no impact to total deferred tax assets. We also reclassified $3.2 million of deferred financing costs from other assets to long-term debt, net of current portion for the period ended June 30, 2012 as a contra-debt balance. The Company evaluated the quantitative and qualitative aspects of these adjustments and determined the corrections were not material. These reclassifications had no impact on the Company’s results of operations or statement of cash flow for the fiscal year ended June 30, 2012.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted ASU 2011-05 in the first quarter of our Fiscal Year 2013, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.
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

NOTE 2 – ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions
Our condensed consolidated financial statements include the operating results of acquired entities from their respective dates of acquisition. Transaction costs associated with the following acquisition were expensed as incurred and were not material for the three and six months ended December 31, 2012 and 2011.
On December 21, 2012, we acquired all of the outstanding equity securities of Liquent, Inc. (“Liquent”), a leading global provider of Regulatory Information Management (RIM) solutions for total cash consideration of approximately $74.7 million.

By combining Liquent with our Perceptive Informatics (“Perceptive”) segment, we intend to strengthen our regulatory capabilities by adding a regulatory information technology platform and provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire lifecycle of a life sciences entity. We expect the acquisition also will benefit the PAREXEL Consulting and Medical Communications Services (“PCMS”) business, where we will be able to leverage Liquent’s significant expertise in regulatory information management outsourcing.

The acquisition was funded through a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, N.A. (“BOA”) (see Note 9).
We accounted for this acquisition as a business combination in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, "Business Combinations". We allocate the amounts that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, and estimated useful lives, could result in different purchase price allocations and amortization expense in current and future periods than those determined by the Company.
The components of the consideration transferred in conjunction with the Liquent acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total consideration transferred:
Cash paid, net of cash acquired	$74,692
Preliminary allocation of consideration transferred:
Accounts receivable	$9,286
Other current assets	398
Property and equipment	1,628
Definite-lived intangible assets	32,900
Goodwill	51,118
Total assets acquired	95,330
Current liabilities	5,346
Deferred revenue, current	3,591
Deferred tax liabilities	11,701
Total liabilities assumed	20,638
Net assets acquired:	$74,692

The amounts above represent the preliminary fair value estimates as of December 31, 2012 and are subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the Liquent acquisition in the second half of Fiscal Year 2013.
The goodwill of $51.1 million arising from the Liquent acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. The goodwill recorded is included in our Perceptive segment and is non-deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$22,100	11
Technology	7,800	8
Trade name	2,800	8
Backlog	200	1
Total	$32,900

Goodwill and Other Intangible Assets
The goodwill balance of $309.9 million included in our accompanying consolidated balance sheet as of December 31, 2012 reflects the additions arising from the Liquent acquisition and an increase of $3.3 million related to the impact of changes in foreign exchange rates used for translation for the six month period ending December 31, 2012. The other intangible assets, net balance of $97.0 million reflects the additions arising from the Liquent acquisition, a decrease of $2.7 million related to the impact of changes in foreign exchange rates and amortization expense of $3.1 million for the six month period ending December 31, 2012.

NOTE 3 – EQUITY AND EARNINGS PER SHARE
We have authorized 5 million shares of preferred stock at $0.01 par value. As of December 31, 2012 and June 30, 2012, we had no preferred shares issued and outstanding.
As of December 31, 2012 and June 30, 2012, we have authorized 150 million and 75 million shares of common stock with a $0.01 par value, respectively. As of December 31, 2012 and June 30, 2012, we had 58,103,066 and 60,147,007 shares issued and outstanding, respectively.
In December 2012, we increased the maximum number of shares available for awards under our 2010 Stock Incentive Plan from 2 million to 5 million shares.
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

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income attributable to common stock	$21,343	$12,940	$36,407	$22,501
Weighted average number of shares outstanding, used in computing basic earnings per share	58,671	59,265	59,391	59,154
Dilutive common stock equivalents	968	984	1,021	1,010
Weighted average number of shares outstanding used in computing diluted earnings per share	59,639	60,249	60,412	60,164
Basic earnings per share	$0.36	$0.22	$0.61	$0.38
Diluted earnings per share	$0.36	$0.21	$0.60	$0.37
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	357	2,598	542	2,073
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  There is no set expiration date for the Program. The Program does not obligate us to acquire any particular dollar value or number of shares of common stock, and it can be modified, extended, suspended or discontinued at any time.
In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million.  Pursuant to the Agreement, on September 20, 2012, we paid $50 million to JPMorgan and received from JPMorgan 1,328,462 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $30.11 per share, which was the closing price of the common stock on September 17, 2012. These repurchased shares have been cancelled and restored to the status of authorized and unissued shares. At Agreement maturity, in approximately five to six months after the date we entered into the Agreement, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. If the number of shares to be delivered to us at maturity is greater than the initial delivery of shares by JPMorgan, JPMorgan would be required to remit shares to us in an amount equivalent to such difference. We recorded the

$50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital.
In addition, during the six months ended December 31, 2012, we purchased 1,613,388 shares in the open market at fair value under the Program at an average price of $31.01 per share. As of December 31, 2012, approximately $100.0 million remained available under the Program for the purchase of additional shares.

NOTE 4 – COMPREHENSIVE INCOME
Comprehensive income has been calculated in accordance with FASB ASC 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$21,343	$12,940	$36,407	$22,501
Unrealized gain (loss) on derivative instruments	(362)	72	(50)	(1,125)
Currency translation adjustments	6,640	(11,948)	20,200	(44,171)
Comprehensive income (loss)	$27,621	$1,064	$56,557	$(22,795)
The unrealized gain (loss) on derivative instruments is net of $0.1 million and $0.1 million of taxes for the three and six months ended December 31, 2012, respectively; and net of $0.0 million and $0.4 million of taxes for the three and six months ended December 31, 2011, respectively.

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Direct costs	$399	$526	$779	$929
Selling, general and administrative	2,300	2,336	4,656	4,556
Total stock-based compensation	$2,699	$2,862	$5,435	$5,485

NOTE 6 – RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $15.4 million and included the elimination of approximately 150 managerial and staff positions.
We recorded the following charges (benefits) to our restructuring plans:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
2011 Restructuring Plan
Employee severance	$(44)	$1,727	$(159)	$3,412
Facilities-related and other	(64)	430	(259)	1,464
Total 2011 Plan	$(108)	$2,157	$(418)	$4,876
2010 Restructuring Plan
Employee severance	$—	$(965)	$—	$(984)
Facilities-related	—	(30)	—	(30)
Total 2010 Plan	$—	$(995)	$—	$(1,014)
Total All Plans	$(108)	$1,162	$(418)	$3,862
Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2012			December 31, 2012
2011 Restructuring Plan
Employee severance costs	$1,884	$(159)	$(1,367)	$358
Facilities-related charges and other	3,663	(259)	(595)	2,809
2010 Restructuring Plan
Facilities-related charges	642	—	(84)	558
Pre-2010 Plans
Facilities-related charges	1,585	—	(155)	1,430
Total	$7,774	$(418)	$(2,201)	$5,155
The balances are included in accrued expenses and other non-current liabilities on our condensed consolidated balance sheets.

NOTE 7 – SEGMENT INFORMATION
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

•
Perceptive provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management ("RTSM"), IMPACT® clinical trials management systems ("CTMS"), DataLabs® electronic data capture ("EDC"), web-based portals, systems integration, electronic patient reported outcomes ("ePRO"), and Liquent InSight® Regulatory Information Management (RIM) platform. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients.

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
Our segment results are as follows:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Service revenue
CRS	$320,580	$247,871	$617,747	$483,280
PCMS	49,274	38,455	97,625	74,103
Perceptive	52,214	46,844	101,449	90,522
Total service revenue	$422,068	$333,170	$816,821	$647,905
Direct costs
CRS	$242,415	$177,841	$462,581	$350,591
PCMS	28,454	22,584	58,139	43,562
Perceptive	30,456	27,674	60,009	56,120
Total direct costs	$301,325	$228,099	$580,729	$450,273
Gross profit
CRS	$78,165	$70,030	$155,166	$132,689
PCMS	20,820	15,871	39,486	30,541
Perceptive	21,758	19,170	41,440	34,402
Total gross profit	$120,743	$105,071	$236,092	$197,632

NOTE 8 – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. Our quarterly effective income tax rate contains management estimates of our annual projected profitability in the various taxing jurisdictions in which we operate. Since the statutory tax rates differ in the jurisdictions in which we operate, changes in the distribution of profits and losses may have a significant impact on our effective income tax rate.
As of December 31, 2012, we had $50.0 million of gross unrecognized tax benefits of which $15.5 million would impact the effective tax rate if recognized. As of June 30, 2012, we had $53.8 million of gross unrecognized tax benefits of which $10.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $3.8 million net decrease in gross unrecognized tax benefits is primarily attributable to the expiration of statutes of limitation in Europe and the United States, and a settlement with tax authorities in Asia.
As of December 31, 2012, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $4.3 million over the next twelve months primarily as a result of the expiration of statutes of limitation and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012, $5.3 million of gross interest and penalties were included in our liability for unrecognized tax benefits. As of June 30, 2012, $6.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded for each of the six months ended December 31, 2012 and 2011 includes a benefit of approximately $0.8 million and an expense of approximately $0.7 million, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state, and local income tax matters through 2005 have been concluded with the respective taxing authority. Substantially all material foreign income tax matters have been concluded for all years through 2000 with the respective taxing authority.
For the three and six months ended December 31, 2012, we had effective income tax rates of 31.7% and 37.9%, respectively. The tax rate for the three months ended December 31, 2012 was lower than the expected statutory rate of 35% primarily as a result of a release of reserves for interest and penalties following the expiration of statutes in a European legal entity as well as the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate. These benefits were partially offset by an increase in valuation allowances associated with net operating losses in Europe. The tax rate for the six months ended December 31, 2012 was higher than the expected statutory rate of 35% primarily as a result of increases in expense associated with the limitation of certain compensation-related deductions and an increase in valuation allowances associated with net operating losses in Europe. These increases were partially offset by a release of reserves for interest and penalties following the expiration of statutes in a European legal entity as well as the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.

For the three and six months ended December 31, 2011, we had effective income tax rates of 31.2% and 31.6% The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate. The six months ended was further reduced by the benefit from reduction in the statutory tax rate in the United Kingdom.
The American Taxpayer Relief Act of 2012 ("the Act") was enacted on January 2, 2013. The Act reinstates the "look-through" provision of tax code which will result in a reduction in our projected annual effective tax rate for Fiscal Year 2013 and the associated income tax expense. Application of the reinstated provisions to the six months ended December 31, 2012 would have reduced income tax expense for that period by approximately $1.5 million. The benefit of the reduction in the annual effective tax rate will be included in our income tax expense for the third and fourth quarter of Fiscal Year 2013.

NOTE 9 – CREDIT AGREEMENTS
2012 Term Loan
On December 20, 2012, we entered into the 2012 Term Loan with BOA, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013.
The 2012 Term Loan consists of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was outstanding at December 31, 2012. All outstanding loans under the term loan facility mature on June 30, 2013 unless earlier payment is required under the terms of the loan agreement. Borrowings made under the 2012 Term Loan bear interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio. The amount outstanding under the 2012 Term Loan may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the term loan agreement. As of December 31, 2012, the 2012 Term Loan carried an annualized interest rate of 3.75%, which was calculated using the base rate plus a margin. In January 2013, we elected the LIBOR rate plus a margin option.
Our obligations under the 2012 Term Loan may be accelerated upon the occurrence of an event of default under the 2012 Term Loan, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties in the term loan agreement and cross defaults to material indebtedness, including the 2011 Credit Agreement (defined below).
On January 22, 2013, we entered into additional short term unsecured term loan agreements with each of HSBC Bank USA, National Association, TD Bank, N.A., and U.S. Bank National Association, each in the amount of $25.0 million (collectively, the “Facilities”). The key terms of the Facilities are substantially the same as the 2012 Term Loan, including the loan maturities on June 30, 2013 unless earlier payment is required under the terms of each respective loan agreement, except that there are no guaranties provided by any of our subsidiaries. The $75.0 million aggregate proceeds of the Facilities were used to partially pay down balances owed under the 2012 Term Loan, and in connection with such payment, BOA released our subsidiaries from their guaranty obligations under the 2012 Term Loan.
2011 Credit Agreement
On June 30, 2011, we entered into an unsecured senior credit facility (the “2011 Credit Agreement”) providing for a five-year term loan of $100.0 million and a five year revolving credit facility in the principal amount of up to $300.0 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (such margin not to exceed a per annum rate of 1.75%).
As of December 31, 2012, we had $192.5 million of principal borrowed under the revolving credit facility, $92.5 million of principal borrowed under the term loan, and borrowing availability of $107.5 million under the revolving credit facility.

In September 2011, we entered into an interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the 2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of December 31, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.85%.
During the six months ended December 31, 2012, we made principal payments of $2.5 million on the term loan. The term loan scheduled repayments under the 2011 Credit Agreement increase over time from 5% of the principal due in the first year to 60% of the principal due in the last year.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.00% and 2.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $69.2 million and $63.4 million at December 31, 2012 and June 30, 2012, respectively, and was included in cash and cash equivalents.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2012, we had approximately $44.9 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The 2012 Term Loan with BOA was initially guaranteed by certain of our subsidiaries, but those guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013.
We have letter-of-credit agreements with banks totaling approximately $9.0 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 11 – DERIVATIVES
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

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency exchange rate volatility due to the foreign exchange exposure related to intercompany transactions. This program was expanded in the first quarter of our Fiscal Year 2013 in order to reduce the impact of foreign exchange rate risk on our gross margin. We primarily utilize forward exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to other intercompany transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of December 31, 2012 and June 30, 2012. All asset and liability amounts are reported in other current assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	December 31, 2012		June 30, 2012
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$70,602	$1,221	$—	$—
Cross-currency swap contracts	27,715	151	—	—
Derivatives in a liability position:
Interest rate contracts	150,000	(2,319)	150,000	(2,415)
Foreign exchange contracts	22,016	(825)	—	—
Cross-currency swap contracts	—	—	25,106	(2,697)
Total designated derivatives	$270,333	$(1,772)	$175,106	$(5,112)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$64,615	$443	$—	$—
Derivatives in a liability position:
Cross-currency interest rate swap contracts	$45,238	$(4,671)	$43,405	$(4,544)
Foreign exchange contracts	6,336	(222)	100,815	(213)
Total non-designated derivatives	$116,189	$(4,450)	$144,220	$(4,757)
Total derivatives	$386,522	$(6,222)	$319,326	$(9,869)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheet, net of deferred taxes, and any ineffective portion to miscellaneous income (expense) in our consolidated statements of income. The gains (losses) recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$177	$(4)	$126	$(412)
Foreign exchange contracts, net of taxes	(213)	—	227	—
Cross-currency swap contracts, net of taxes	(326)	76	(403)	(713)
Total designated derivatives	$(362)	$72	$(50)	$(1,125)
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
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income (expense) on the consolidated statements of income. The gains (losses) recognized are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$774	$(950)	$(127)	$(3,115)
Foreign exchange contracts	(998)	2,297	434	(1,260)
Total non-designated derivatives	$(224)	$1,347	$307	$(4,375)

NOTE 12 – FAIR VALUE MEASUREMENTS
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. ASC 820 seeks to enable the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$92,442	$—	$—	$92,442
Interest rate derivative instruments	—	(6,990)	—	(6,990)
Foreign currency exchange contracts	—	768	—	768
Total	$92,442	$(6,222)	$—	$86,220
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,123	$—	$—	$81,123
Interest rate derivative instruments	—	(6,959)	—	(6,959)
Foreign currency exchange contracts	—	(2,910)	—	(2,910)
Total	$81,123	$(9,869)	$—	$71,254
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
The marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
For the six months ended December 31, 2012, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.

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

•
Perceptive provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, electronic patient reported outcomes ("ePRO") and Liquent InSight® Regulatory Information Management (RIM) platform. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
BUSINESS COMBINATIONS
Business combinations are accounted for under the acquisition method of accounting. Allocating the purchase price requires us to estimate the fair value of various assets acquired and liabilities assumed. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates.
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2012 10-K.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), miscellaneous income (expense), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2012 and 2011 were as follows:

(in thousands)	Three Months Ended
	December 31, 2012	December 31, 2011	Increase $	Increase %
Service revenue
CRS	$320,580	$247,871	$72,709	29.3%
PCMS	49,274	38,455	10,819	28.1%
Perceptive	52,214	46,844	5,370	11.5%
Total service revenue	$422,068	$333,170	$88,898	26.7%
Direct costs
CRS	$242,415	$177,841	$64,574	36.3%
PCMS	28,454	22,584	5,870	26.0%
Perceptive	30,456	27,674	2,782	10.1%
Total direct costs	$301,325	$228,099	$73,226	32.1%
Gross profit
CRS	$78,165	$70,030	$8,135	11.6%
PCMS	20,820	15,871	4,949	31.2%
Perceptive	21,758	19,170	2,588	13.5%
Total gross profit	$120,743	$105,071	$15,672	14.9%

(in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011	Increase $	Increase %
Service revenue
CRS	$617,747	$483,280	$134,467	27.8%
PCMS	97,625	74,103	23,522	31.7%
Perceptive	101,449	90,522	10,927	12.1%
Total service revenue	$816,821	$647,905	$168,916	26.1%
Direct costs
CRS	$462,581	$350,591	$111,990	31.9%
PCMS	58,139	43,562	14,577	33.5%
Perceptive	60,009	56,120	3,889	6.9%
Total direct costs	$580,729	$450,273	$130,456	29.0%
Gross profit
CRS	$155,166	$132,689	$22,477	16.9%
PCMS	39,486	30,541	8,945	29.3%
Perceptive	41,440	34,402	7,038	20.5%
Total gross profit	$236,092	$197,632	$38,460	19.5%

Three Months Ended December 31, 2012 Compared With Three Months Ended December 31, 2011:
Revenue
Service revenue increased by $88.9 million, or 26.7%, to $422.1 million for the three months ended December 31, 2012 from $333.2 million for the same period in 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$210.1	49.8%	$138.2	41.5%
Europe, Middle East & Africa	$150.1	35.6%	$144.8	43.5%
Asia/Pacific	$61.9	14.6%	$50.2	15.0%
For the three months ended December 31, 2012 compared with the same period in 2011, service revenue in the Americas increased by $71.9 million, or 52.0%; Europe, Middle East & Africa service revenue increased by $5.3 million, or 3.7%; and Asia/Pacific service revenue increased by $11.7 million, or 23.3%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The higher levels of service revenue growth in the Americas region was due to increased activity in the Phase II-III/PACE portion of the CRS business.
On a segment basis, CRS service revenue increased by $72.7 million, or 29.3%, to $320.6 million for the three months ended December 31, 2012 from $247.9 million for the three months ended December 31, 2011. The increase was primarily attributable to a $67.5 million increase in Phase II-III/PACE business and a $5.2 million increase in our Early Phase business; offset in part by a $2.4 million negative impact from foreign currency exchange rate movements. The service revenue increase in the Phase II-III/PACE business was due to our success in winning new business awards and the continued positive impact of strategic partnerships as backlog is converted into revenue through the efforts of a larger employee base. The increase in Early Phase was due to improvements in our win rate among small clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $10.8 million, or 28.1%, to $49.3 million for the three months ended December 31, 2012 from $38.5 million for the same period in 2011. Higher service revenue was due to the increase in consulting services associated with growth in start-up Phase II-III activities and increased strategic compliance work. Medical communications business demand did not increase compared with the same period in 2011.
Perceptive service revenue increased by $5.4 million, or 11.5%, to $52.2 million for the three months ended December 31, 2012 from $46.8 million for the three months ended December 31, 2011. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials. Service revenue for the quarter ended December 31, 2012 also benefited from increased services provided to some of our strategic partners and $0.4 million of revenue from the operations of Liquent, Inc. ("Liquent") from the acquisition date of December 21, 2012.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $73.2 million, or 32.1%, to $301.3 million for the three months ended December 31, 2012 from $228.1 million for the three months ended December 31, 2011. As a percentage of total service revenue, direct costs increased to 71.4% from 68.5% for the respective periods.
On a segment basis, CRS direct costs increased by $64.6 million, or 36.3%, to $242.4 million for the three months ended December 31, 2012 from $177.8 million for the three months ended December 31, 2011. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs associated with headcount growth and higher overall compensation levels. Increased labor costs included both upward pressure on rates in certain markets due to labor shortages, which requires the use of contracted staff. As a percentage of CRS service revenue, CRS direct costs increased to 75.6% for the three months ended December 31, 2012 from 71.7% for the same period in 2011 due primarily to an increase in the number of contracted staff used in response to recent new business wins.
PCMS direct costs increased by $5.9 million, or 26.0%, to $28.5 million for the three months ended December 31, 2012 from $22.6 million for the three months ended December 31, 2011. This increase was primarily due to increased headcount and labor costs in our consulting business due to increased demand for these services. This increase was offset in part by a $1.2 million decline in medical communications due to lower demand. As a percentage of PCMS service revenue, PCMS direct costs decreased to 57.7% from 58.7% for the respective periods as a result of improved cost management within medical communications.

Perceptive direct costs increased by $2.8 million, or 10.1%, to $30.5 million for the three months ended December 31, 2012 from $27.7 million for the three months ended December 31, 2011 due primarily to an increase in labor costs and medical imaging "read" expenses associated with higher volume. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 58.3% for the three months ended December 31, 2012 from 59.1% for the the same period in 2011. This decrease was due to the impact of shifting resources to low cost countries and better revenue mix.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $71.9 million for the three months ended December 31, 2012 from $64.4 million for the three months ended December 31, 2011. This $7.5 million increase was due primarily to a $6.0 million increase in payroll-related costs associated with overall compensation increases, including the cost of additional staff needed to support business growth. As a percentage of service revenue, SG&A expense decreased to 17.0% of service revenue for the three months ended December 31, 2012 compared with 19.3% of service revenue for the three months ended December 31, 2011. This decrease was due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 3.2%, to $17.5 million for the three months ended December 31, 2012 from $17.0 million for the three months ended December 31, 2011. As a percentage of service revenue, depreciation and amortization expense was 4.1% for the three months ended December 31, 2012 versus 5.1% for the same period in 2011. This decreased percentage of depreciation and amortization expense was mainly due to revenue growth.
Restructuring Charge
Our restructuring plans, which were ongoing for the quarter ended December 31, 2011, were substantially completed by the third quarter of our Fiscal Year 2012. During the three months ended December 31, 2012, we recorded a $0.1 million benefit in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $31.4 million for the three months ended December 31, 2012 from $22.6 million for the same period in 2011. Income from operations as a percentage of service revenue, or operating margin, increased to 7.4% from 6.8% for the respective periods. This increase in operating margin was due primarily to better management of our SG&A expenses during the quarter and lower restructuring charges.
Other Expense
We recorded net other expense of $0.2 million for the three months ended December 31, 2012 compared with $3.8 million for the three months ended December 31, 2011. The $3.6 million reduction in net other expense was primarily due to a $3.9 million increase in miscellaneous income, mainly as a result of $1.1 million in foreign currency exchange gains recorded for the three months ended December 31, 2012 compared with $1.9 million of foreign currency exchange losses recorded for the three months ended December 31, 2011. The increase in miscellaneous income was partly offset by higher interest expense, net due to a $0.6 million decrease in interest income earned on our cash and marketable securities for the three months ended December 31, 2012 compared with the three months ended December 31, 2011 as a result of lower interest rates.
Taxes
For the three months ended December 31, 2012 and 2011, we had effective income tax rates of 31.7% and 31.2%, respectively. The tax rate for the three months ended December 31, 2012 benefited from a release of reserves for interest and penalties following the expiration of statutes in a European legal entity and the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate, net of an increase in valuation allowances associated with net operating losses in Europe.
The tax rate for the three months ended December 31, 2011 reflects a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.

Six Months Ended December 31, 2012 Compared With Six Months Ended December 31, 2011:
Revenue
Service revenue increased by $168.9 million, or 26.1%, to $816.8 million for the six months ended December 31, 2012 from $647.9 million for the same period in 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Six Months Ended		Six Months Ended
	December 31, 2012		December 31, 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$407.5	49.9%	$278.3	43.0%
Europe, Middle East & Africa	$288.4	35.3%	$268.0	41.4%
Asia/Pacific	$120.9	14.8%	$101.6	15.6%
For the six months ended December 31, 2012 compared with the same period in 2011, service revenue in the Americas increased by $129.2 million, or 46.4%; Europe, Middle East & Africa service revenue increased by $20.4 million, or 7.6%; and Asia/Pacific service revenue increased by $19.3 million, or 19.0%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The higher levels of revenue growth in the Americas region was due to increased activity in the Phase II-III/PACE portion of the CRS business.
On a segment basis, CRS service revenue increased by $134.5 million, or 27.8%, to $617.7 million for the six months ended December 31, 2012 from $483.3 million for the same period in 2011. The increase was primarily attributable to a $125.7 million increase in Phase II-III/PACE business and a $8.8 million increase in our Early Phase business; partly offset by a $7.8 million negative impact from foreign currency exchange rate movements. The increase in revenue in our Phase II-III/PACE business was due to our success in winning new business awards and the continued positive impact of strategic partnerships as backlog is converted into revenue through the efforts of a larger employee base. The revenue increase in our Early Phase business was due to improvements in our win rate among small clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $23.5 million, or 31.7%, to $97.6 million for the six months ended December 31, 2012 from $74.1 million for the same period in 2011. Higher service revenue was due primarily to a $24.5 million increase in consulting services associated with growth in start-up Phase II-III activities and increased strategic compliance work. These increases were partly offset by a $1.4 million decrease in our medical communications business due to lower demand.
Perceptive service revenue increased by $10.9 million, or 12.1%, to $101.4 million for the six months ended December 31, 2012 from $90.5 million for the same period in 2011. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials. Service revenue increased across all departments, but was partially offset by a $1.4 million negative impact of foreign currency exchange rate movements. Service revenue for the quarter ended December 31, 2012 also benefited from increased services provided to some of our strategic partners and $0.4 million in revenue from the operations of Liquent from the acquisition date of December 21, 2012.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $130.5 million, or 29.0%, to $580.7 million for the six months ended December 31, 2012 from $450.3 million for the same period in 2011. As a percentage of total service revenue, direct costs increased to 71.1% from 69.5% for the respective periods.
On a segment basis, CRS direct costs increased by $112.0 million, or 31.9%, to $462.6 million for the six months ended December 31, 2012 from $350.6 million for the same period in 2011. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs, associated, in part, with headcount growth in CRS. Increased labor costs include both upward pressure on rates in certain markets due to labor shortages. As a percentage of CRS service revenue, CRS direct costs increased to 74.9% from 72.5% for the respective periods due primarily to an increase in the number of contracted staff used in response to recent new business wins.
PCMS direct costs increased by $14.6 million, or 33.5%, to $58.1 million for the six months ended December 31, 2012 from $43.6 million for the same period in 2011. This increase was primarily due to increased headcount and labor costs in our consulting business due to increased demand for services. The increase was offset in part by a $2.0 million decline in the medical communications business due to lower demand. As a percentage of PCMS service revenue, PCMS direct costs increased to 59.6% from 58.8% for the respective periods as a result of higher labor costs associated with consulting services and short-term investments directed at better positioning the business for continued growth.

Perceptive direct costs increased by $3.9 million, or 6.9%, to $60.0 million for the six months ended December 31, 2012 from $56.1 million for the same period in 2011 due primarily to an increase in labor costs and medical imaging "read" expenses associated with higher volume. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 59.2% from 62.0% for the respective periods due to the impact of shifting resources to low cost countries and better revenue mix.
Selling, General and Administrative
SG&A expense increased to $141.9 million for the six months ended December 31, 2012 from $125.3 million for the same period in 2011. This $16.6 million increase was due primarily to an $11.0 million increase in payroll-related costs associated with overall compensation increases, including the cost of additional staff needed to support business growth and a $3.3 million increase in rent and other office-related expenses. As a percentage of service revenue, SG&A expense decreased to 17.4% of service revenue for the six months ended December 31, 2012 compared with 19.3% of service revenue for the six months ended December 31, 2011. This decrease was due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $33.4 million for both the six months ended December 31, 2012 and 2011. As a percentage of service revenue, depreciation and amortization expense was 4.1% and 5.2% for the six months ended December 31, 2012 and 2011, respectively. This decreased percentage of depreciation and amortization expense was mainly due to revenue growth.
Restructuring Charge
Our restructuring plans, which were ongoing for the six months ended December 31, 2011, were completed by the third quarter of our Fiscal Year 2012. During the six months ended December 31, 2012, we recorded a $0.4 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans. For the six months ended December 31, 2011, we recorded $3.9 million in restructuring charges, including $2.4 million in employee separation benefits associated with the elimination of managerial and staff positions, $1.1 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges.
Income from Operations
Income from operations increased to $61.2 million for the six months ended December 31, 2012 from $35.0 million for the same period in 2011. Income from operations as a percentage of service revenue, or operating margin, increased to 7.5% from 5.4% for the respective periods. This increase in operating margin was due primarily to better management of our SG&A expenses during the period and lower restructuring charges.
Other Expense
We recorded net other expense of $2.6 million for the six months ended December 31, 2012 compared with net other expense of $2.2 million for the same period in 2011. The $0.4 million increase in net other expense was primarily driven by a $1.3 million decrease in miscellaneous income as a result of higher foreign currency exchange losses recorded during the six months ended December 31, 2012 compared with the six months ended December 31, 2011; offset in part by a $0.9 million reduction in interest expense, net of interest income. The lower interest expense was primarily due to lower average debt levels during the first quarter of Fiscal Year 2013 compared with the first quarter of Fiscal Year 2012.
Taxes
For the six months ended December 31, 2012 and 2011, we had effective income tax rates of 37.9% and 31.6%, respectively. The increase in the tax rate was primarily attributable to the limitation of certain compensation-related deductions, an increase in valuation allowances for net operating losses in Europe and the effect of a higher projected annual effective tax rate for Fiscal Year 2013 over that projected for Fiscal Year 2012. The higher effective tax rate mainly results from a projected increase in income that is subject to tax in the United States as compared to lower tax rate foreign jurisdictions. The increase in income subject to United States taxation is due in part to the expiration of the "look through" provisions of the tax code which were retroactively reinstated by legislation enacted in January 2013. The reinstatement will result in a reduction in our projected annual effective tax rate for Fiscal Year 2013 and the associated income tax expense. The benefit of the reduction in the annual effective tax rate will be included in our income tax expense for the third and fourth quarter of Fiscal Year 2013.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions, working capital and for other permitted purposes. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of December 31, 2012, we had cash and cash equivalents and marketable securities of approximately $296.5 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with little or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of December 31, 2012 and June 30, 2012:

(in millions)	December 31, 2012	June 30, 2012
Billed accounts receivable, net	$411.3	$397.4
Unbilled accounts receivable, net	234.5	251.8
Total accounts receivable	645.8	649.2
Deferred revenue	390.7	359.7
Net receivables	$255.1	$289.5

DSO (in days)	41	49
The decrease in DSO for the three months ended December 31, 2012 compared with the three months ended June 30, 2012, was primarily due to ongoing improvements in billing and collections.

CASH FLOWS
Net cash provided by operating activities was $98.1 million for the six months ended December 31, 2012 compared with net cash provided by operating activities of $115.8 million for the six months ended December 31, 2011. The $17.7 million decrease in operating cash flows was primarily due to higher payments on accrual balances during the six months ended December 31, 2012, most notably payments made under our incentive compensation plan.
Net cash used in investing activities was $194.3 million for the six months ended December 31, 2012 compared with $48.2 million for the six months ended December 31, 2011. The increase in cash used in investing activities of $146.1 million was primarily due to $74.7 million in cash used to acquire Liquent, Inc., increased investments in marketable securities of $69.8 million and greater investments in property and equipment of $3.8 million.
Net cash provided by financing activities was $75.5 million for the six months ended December 31, 2012 compared with net cash used in financing activities of $1.2 million for the six months ended December 31, 2011. The $76.7 million increase in cash provided was primarily due to additional borrowings on new and existing facilities of $165.0 million to fund our acquisition of Liquent, Inc. and our share repurchases during the six months ended December 31, 2012.

LINES OF CREDIT
2012 Term Loan
On December 20, 2012, we entered into an unsecured term loan agreement (the “2012 Term Loan”) with BOA, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013.
The 2012 Term Loan consists of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012. All outstanding loans under the term loan facility mature on June 30, 2013 unless earlier payment is required under the terms of the loan agreement. Borrowings made under the 2012 Term Loan bear interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the previous 12 months (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio. Loans outstanding under the 2012 Term Loan may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the term loan agreement. As of December 31, 2012, the 2012 Term Loan carried an annualized interest rate of 3.75%, which was calculated using the base rate plus a margin. In January 2013, we elected the LIBOR rate plus a margin option.
Our obligations under the 2012 Term Loan may be accelerated upon the occurrence of an event of default under the 2012 Term Loan, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties in the term loan agreement and cross defaults to material indebtedness (including the 2011 Credit Agreement (defined below).
On January 22, 2013, we entered into additional short term unsecured term loan agreements with each of HSBC Bank USA, National Association, TD Bank, N.A., and U.S. Bank National Association, each in the amount of $25.0 million (collectively, the “Facilities”). The key terms of the Facilities are substantially the same as the 2012 Term Loan, including the maturity dates on June 30, 2013 unless earlier payment is required under the terms of each respective loan agreement, except that there are no guaranties provided by any of our subsidiaries. The $75.0 million aggregate proceeds were used to partially pay down balances owed under the 2012 Term Loan, and in connection with such payment, BoA released our subsidiaries from their guaranty obligations under the 2012 Term Loan.
2011 Credit Agreement
On June 30, 2011, we entered into an unsecured senior credit facility (the “2011 Credit Agreement”) providing for a five-year term loan of $100.0 million and a five year revolving credit facility in the principal amount of up to $300.0 million. The borrowings all carry a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (margin not to exceed a per annum rate of 1.75%).
Loans outstanding under the 2011 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The 2011 Credit Agreement terminates and any outstanding loans under it mature on June 30, 2016. Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on June 30, 2016. Repayment of principal borrowed under the term loan facility is due in equal quarterly installments for the amounts due in annual periods that coincide with our fiscal year end date of June 30. Specifically, 5%, 10%, 20%, and 60% of principal borrowed must be repaid during our fiscal years ended 2013, 2014, 2015, and 2016, respectively. The final payment of all amounts outstanding, plus accrued interest, is due on June 30, 2016.
We agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitments at a per annum rate of up to 0.4%. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
Our obligations under the 2011 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2011 Credit Agreement, which include customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default. The 2011 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2012, we were in compliance with all covenants under the 2011 Credit Agreement.
As of December 31, 2012, we had $192.5 million of principal borrowed under the revolving credit facility, $92.5 million of principal borrowed under the term loan, and borrowing availability of $107.5 million under the revolving credit facility.
In September 2011, we entered into a new interest rate swap and an interest rate cap agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income. Principal in the amount of $100.0 million under the

2011 Credit Agreement has been hedged with an interest rate swap agreement and carries a fixed interest rate of 1.3% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with an interest rate cap arrangement with an interest rate cap of 2.0% plus an applicable margin. As of December 31, 2012, our debt under the 2011 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.9%.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At December 31, 2012, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.0% and 2.0%. We entered into this line of credit to facilitate business transactions. At December 31, 2012, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $69.2 million and $63.4 million at December 31, 2012 and June 30, 2012, respectively, and was included in cash and cash equivalents.

COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2012, we had approximately $44.9 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
The 2011 Credit Agreement is guaranteed by certain of our U.S. subsidiaries. The 2012 Term Loan with BOA was initially guaranteed by certain of our subsidiaries, but those guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013.
We have letter-of-credit agreements with banks totaling approximately $9.0 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

FINANCING NEEDS
Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. In August 2012, we also announced a Board of Directors approved share repurchase program authorizing the repurchase of up to $200 million of our common stock. The program does not obligate us to acquire any particular amount of common stock, and it can be modified, extended, suspended or discontinued at any time. Additionally, in September 2012, as part of the share repurchase program, we entered into a $50 million accelerated share repurchase agreement (the “Agreement”). Pursuant to the Agreement, we paid $50 million to JPMorgan and received 1,328,462 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $30.11 per share, which was the closing price of the common stock on September 17, 2012. At Agreement maturity, in approximately five to six months after the date we entered into the Agreement, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. During six months ended December 31, 2012, we also purchased 1,613,388 shares in the open market under a $50 million open market share repurchase plan, which was completed in December 2012. As of December 31, 2012, approximately $100.0 million remained available under the share repurchase program for the purchase of additional shares. We are currently planning the next phase of activity under our share repurchase program.
In December 2012, we acquired Liquent, Inc. for $74.7 million. The purchase price was funded through the 2012 Term Loan.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods because we borrowed $245 million in our fiscal year ended June 30, 2011 ("Fiscal Year 2011") under the 2011 Credit Agreement to refinance prior debt facilities and to provide working capital. We further increased our borrowings under the 2011 Credit Facility to fund the $50 million accelerated share repurchase agreement. Our primary committed external source of funds is the 2011 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing lines of credit will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2011 Credit Agreement upon its maturity in 2016.
We expect to continue to acquire businesses that enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings, including our outstanding borrowings under the 2011 Credit Agreement.
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
We made capital expenditures of approximately $31.4 million during the six months ended December 31, 2012, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $75 to $80 million in Fiscal Year 2013, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS
In April 2011, we adopted the 2011 Restructuring Plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the 2011 Restructuring Plan was approximately $15.4 million and included the elimination of approximately 150 managerial and staff positions. We substantially completed our restructuring activities under this plan in the third quarter of Fiscal Year 2012.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 54.2% of our consolidated service revenue for the six months ended December 31, 2012 and 60.8% of our consolidated service revenue for the six months ended December 31, 2011 from operations outside of the United States. In addition, 15.7% was denominated in Euros and 12.9% was denominated in pounds sterling for the six months ended December 31, 2012 while 22.5% was denominated in Euros and 11.7% was denominated in pounds sterling for the six months ended December 31, 2011. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 11 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our hedging programs and interest rate swap program. Our foreign currency hedging program was expanded in the first quarter of our Fiscal Year 2013 in order to reduce the impact of foreign exchange rate risk on our gross margin.
As of December 31, 2012, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $270.3 million, including interest rate swap and interest rate cap agreements with a total notional value of $150 million executed in connection with the borrowings under our 2011 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of December 31, 2012, the estimated amount that could be recognized in earnings was a loss of approximately $1.6 million, net of tax.
As of December 31, 2012, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $116.2 million.
During the six months ended December 31, 2012, we recorded foreign currency exchange losses of $0.8 million compared to foreign exchange gains of $2.7 million during the same period in 2011. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. Short-term debt was $107.4 million at December 31, 2012 and $5.0 million at June 30, 2012. Long-term debt was $274.5 million at December 31, 2012 and $211.8 million at June 30, 2012. Based on average short-term and long-term debt for the six months ended December 31, 2012, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $2.0 million on an annual basis.
MARKETABLE SECURITIES
During the six months ended December 31, 2012, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity and they are recorded at amortized cost, which is not materially different than fair value. As of December 31, 2012, the value of these marketable securities was $92.4 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes 11 amendments to the risk factors included in the 2012 10-K:

•	“We face risks arising from the restructuring of our operations;”

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Backlog may not result in revenue and the rate at which backlog converts into revenue may be slower than historical conversion rates;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;”

•	“Our business has experienced substantial expansion in the past and such expansion and any future expansion could strain our resources if not properly managed;”

•	"Because we depend on a small number of industries and clients for all of our business, the loss of business from a significant client could harm our business, revenue and financial condition;"

•
"Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price;"

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
Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect us, including, but not limited to, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal, and Spain and related financial restructuring efforts. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $15.4 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we believe that all costs associated with these restructuring plans have been recorded as of December 31, 2012, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
Restructuring also presents significant potential risks of consequences that could adversely affect us, including a decrease in employee morale, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.

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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 54.2% and 60.8% of total consolidated service revenue for six month ended December 31, 2012 and 2011, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 35.3% and 41.4% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.8% and 15.6% of total consolidated service revenue for the corresponding periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $31.4 million for the fiscal quarter ended December 31, 2012, $29.8 million for the fiscal quarter ended September 30, 2012, $25.5 million for the fiscal quarter ended June 30, 2012, $28.2 million for the fiscal quarter ended March 31, 2012, and $22.6 million for the fiscal quarter ended December 31, 2011. Factors that cause these variations include:

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
In addition, the rate at which our backlog converts into revenue may vary. A slowdown in this conversion rate means that the rate of revenue recognized on contract awards may be less than what we have experienced in the past, particularly in connection with the ramp-up and initiation of strategic partnerships, which could impact our net revenue and results of operations on a quarterly and annual basis. The rate of conversion of backlog from strategic partnerships into revenue in the recent past has been slower than that experienced historically from traditional client contracts.
Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency exchange rate fluctuation, service revenue for the six months ended December 31, 2012 was negatively impacted by approximately $10.3 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For six months ended December 31, 2012 and 2011, approximately 15.7% and 22.5% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 12.9% and 11.7%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Although we try to limit these risks through the inclusion of exchange rate fluctuation provisions stated in our service contracts or by hedging transaction risk with foreign currency exchange contracts, we do not succeed in all cases. Even in those cases where we are successful, we may still experience fluctuations in financial results from our operations outside of the U.S., and we may not be able to favorably reduce the currency transaction risk associated with our service contracts.
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
As of December 31, 2012, our total assets included $407.0 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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
If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. For example, in December 2012, we completed the acquisition of Liquent, a leading regulatory information management organization, for a purchase price of approximately $74.7 million. The success of an acquisition will depend upon, among other things, our ability to:

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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2012, 2011, and 2010, our five largest clients accounted for approximately 41%, 35%, and 27% of our consolidated service revenue, respectively. For the six months ended December 31, 2012, our five largest clients accounted for approximately 49% of our consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.

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
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and PAREXEL, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition in accordance with U.S. GAAP for interactive voice response ("IVR") sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. We have since changed our internal controls to address this material weakness, but were unable to test the effectiveness of our remediation since we had not completed any further acquisitions. In December 2012, we acquired Liquent, Inc. and this acquisition was completed pursuant to the redesigned internal control environment. We believe that our remediation of the material weakness from Fiscal Year 2009 will be successful and we anticipate completing our testing in the second half of Fiscal Year 2013; however, there can be no assurance that our remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all.
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
As of December 31, 2012, we had $381.9 million principal amount of debt outstanding and remaining borrowing availability of $107.5 million under our lines of credit. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
We may not have sufficient funds, our business may not generate sufficient cash flow from operations, or may be unable to arrange for additional financing, to pay the amounts due under our existing or any future debt, or any other liquidity need. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.
In addition, the terms of the 2011 Credit Agreement provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
Our short term debt facilities are cross defaulted with the 2011 Credit Agreement.
Our existing debt instruments contain covenants that limit our flexibility and prevent us from taking certain actions.
The agreements in connection with our 2011 Credit Agreement and in our short term debt facilities include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On January 30, 2013, the closing sales price of our common stock on the Nasdaq Global Select Market was $32.83 per share. During the period from January 31, 2011 to January 30, 2013, our common stock traded at prices ranging from a high of $34.43 per share to a low of $15.69 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the three months ended December 31, 2012:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	427,392	$30.81	427,392	$132.0 million (1)
November 1, 2012 - November 30, 2012	372,707	$30.92	372,707	$120.5 million
December 1, 2012 - December 31, 2012	656,114	$31.25	656,114	$100.0 million
Total	1,456,213		1,456,213

(1) In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200.0 million of our common stock.  There is no set expiration date for the Program.  In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC (“JPMorgan”), for an aggregate purchase price of $50.0 million.  Pursuant to the Agreement, on September 20, 2012, we paid $50.0 million to JPMorgan and received from JPMorgan 1,328,462 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $30.11 per share, which was the closing price of the common stock on September 17, 2012. The final number of shares to be delivered to us by JPMorgan under the Agreement at program maturity, net of the initial delivery, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall, and if the number of shares to be delivered to us at maturity is greater than the initial delivery of shares by JPMorgan, JPMorgan would be required to remit shares to us in an amount equivalent to such difference. In addition, during the six months ended December 31, 2012, we purchased 1,613,388 shares in the open market under a $50 million open market share repurchase plan, which was completed in December 2012. As of December 31, 2012, approximately $100.0 million remained available under the Program for the purchase of additional shares.

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

PAREXEL International Corporation

Date:	February 1, 2013	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 1, 2013	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Term Loan Facility Agreement, dated December 20, 2012, by and among Bank of America, N.A., PAREXEL, PAREXEL International, LLC, Perceptive Informatics, Inc., Datalabs, Inc., Clinphone California, Inc. and Perceptive Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 20, 2012).

10.2
Agreement and Plan of Merger, dated as of December 21, 2012, among PAREXEL, Lima International Corporation, Liquent, Inc., The Principal Stockholders of Liquent, Inc. named therein, and ML Seller Rep LLC, solely in its capacity as representative (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 20, 2012).

10.3	Key Employee Agreement, dated November 1, 2012, by and between PAREXEL International Limited and Anita Cooper.

10.4	Key Employee Agreement, effective as of November 1, 2012, by and between PAREXEL International Corporation and Gadi Saarony.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase