Form 10-Q
period 2013-03-31
PAREXEL INTERNATIONAL CORP
filed 2013-05-06
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2013, there were 56,849,330 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$198,613	$213,579
Marketable securities	89,747	—
Billed and unbilled accounts receivable, net	651,027	649,217
Prepaid expenses	18,154	20,657
Deferred tax assets	38,641	37,159
Income taxes receivable	11,327	—
Other current assets	29,020	22,352
Total current assets	1,036,529	942,964
Property and equipment, net	211,820	207,778
Goodwill	305,429	255,455
Other intangible assets, net	92,379	70,004
Non-current deferred tax assets	8,911	13,885
Long-term income taxes receivable	11,564	15,585
Other assets	27,323	26,485
Total assets	$1,693,955	$1,532,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$10,002	$5,003
Accounts payable	48,554	50,783
Deferred revenue	366,854	331,488
Accrued expenses	36,906	44,780
Accrued employee benefits and withholdings	133,856	120,368
Current deferred tax liabilities	17,395	14,998
Income taxes payable	—	3,644
Other current liabilities	12,670	12,310
Total current liabilities	626,237	583,374
Long-term debt, net of current portion	386,394	211,784
Non-current deferred tax liabilities	31,115	24,678
Long-term income tax liabilities	45,435	50,008
Long-term deferred revenue	28,584	28,226
Other liabilities	24,266	24,411
Total liabilities	1,142,031	922,481
Stockholders’ equity:
Preferred stock	—	—
Common stock	571	601
Additional paid-in capital	152,139	279,535
Retained earnings	424,609	358,678
Accumulated other comprehensive loss	(25,395)	(29,139)
Total stockholders’ equity	551,924	609,675
Total liabilities and stockholders’ equity	$1,693,955	$1,532,156

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service revenue	$454,493	$355,992	$1,271,314	$1,003,897
Reimbursement revenue	68,958	56,037	197,794	156,592
Total revenue	523,451	412,029	1,469,108	1,160,489
Direct Costs	311,917	241,445	892,646	691,718
Reimbursable out-of-pocket expenses	68,958	56,037	197,794	156,592
Selling, general and administrative	88,038	67,159	229,975	192,506
Depreciation	15,773	15,166	46,030	44,199
Amortization	2,891	2,198	6,018	6,542
Restructuring (benefit) charge	(732)	1,807	(1,150)	5,669
Total costs and expenses	486,845	383,812	1,371,313	1,097,226
Income from operations	36,606	28,217	97,795	63,263
Interest income	806	1,250	2,940	4,009
Interest expense	(3,392)	(3,152)	(8,363)	(9,598)
Miscellaneous income (expense)	1,813	(4,373)	2,053	(2,856)
Total other expense	(773)	(6,275)	(3,370)	(8,445)
Income before income taxes	35,833	21,942	94,425	54,818
Provision for income taxes	6,309	(927)	28,494	9,448
Net income	$29,524	$22,869	$65,931	$45,370

Earnings per common share
Basic	$0.51	$0.38	$1.12	$0.76
Diluted	$0.50	$0.38	$1.10	$0.75
Shares used in computing earnings per common share
Basic	58,024	59,652	58,942	59,319
Diluted	59,074	60,494	60,005	60,272

Comprehensive income (Note 4)	$13,118	$36,181	$69,675	$13,386

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities:
Net income	$65,931	$45,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,048	50,741
Stock-based compensation	8,103	8,236
Excess tax benefit from stock-based compensation	(3,830)	—
(Benefit) provision for losses on receivables, net	(196)	738
Deferred income taxes	8,262	(9,384)
Other non-cash items	(333)	604
Changes in operating assets and liabilities, net of effects from acquisition	21,752	59,661
Net cash provided by operating activities	151,737	155,966
Cash flow from investing activities:
Acquisition of business, net of cash acquired	(74,731)	—
Purchase of marketable securities	(90,525)	(53,647)
Purchase of property and equipment	(50,101)	(38,163)
Proceeds from sale of assets	1,670	—
Proceeds from note receivable	659	—
Net cash used in investing activities	(213,028)	(91,810)
Cash flow from financing activities:
Proceeds from issuance of common stock	12,054	8,263
Payments for share repurchase	(150,032)	—
Excess tax benefit from stock-based compensation	3,830	—
Borrowings under credit agreement/facility	595,000	168,000
Repayments under credit agreement/facility	(415,000)	(183,750)
Payments for deferred financing costs	(1,231)	—
Repayments under other debt	—	(842)
Net cash provided by (used in) financing activities	44,621	(8,329)
Effect of exchange rate changes on cash and cash equivalents	1,704	(14,992)
Net (decrease) increase in cash and cash equivalents	(14,966)	40,835
Cash and cash equivalents at beginning of period	213,579	89,056
Cash and cash equivalents at end of period	$198,613	$129,891

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,261	$8,782
Income taxes, net of refunds	$30,369	$7,038

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 10-K”) filed with the Securities and Exchange Commission on August 27, 2012.
We reclassified $10.4 million of non-current deferred tax assets to current deferred tax assets for the period ended June 30, 2012. This change had no impact on total deferred tax assets. We also reclassified $3.2 million of deferred financing costs from other assets to long-term debt, net of current portion for the period ended June 30, 2012 as a contra-debt balance. We evaluated the quantitative and qualitative aspects of these adjustments and determined the corrections were not material. These reclassifications had no impact on our results of operations or statement of cash flow for the fiscal year ended June 30, 2012.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was issued to limit the scope of ASU 2011-11 to derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase arrangements, and securities borrowing and lending transactions. The disclosures are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends Topic 350 to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. A company is not required to determine the fair value of the indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires reporting and disclosure about changes in accumulated other comprehensive income (AOCI) balances and reclassifications out of AOCI. ASU 2013-02 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions
Our condensed consolidated financial statements include the operating results of acquired entities from their respective dates of acquisition. Transaction costs of $0.4 million associated with the Liquent, Inc. (“Liquent”) acquisition for the nine months ended March 31, 2013 were expensed as incurred.
LIQUENT ACQUISITION
On December 21, 2012, we acquired all of the outstanding equity securities of Liquent, a leading global provider of Regulatory Information Management (RIM) solutions for total cash consideration of approximately $74.7 million. By combining Liquent with our Perceptive Informatics (“Perceptive”) segment, we intend to strengthen our regulatory capabilities by adding a regulatory information technology platform and provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire product lifecycle of a life sciences entity. We expect the acquisition also will benefit the PAREXEL Consulting and Medical Communications Services (“PCMS”) business, where we will be able to leverage Liquent’s significant expertise in regulatory information management outsourcing.

The acquisition was initially funded through a new $100.0 million unsecured term loan agreement (the 2012 Term Loan) with Bank of America, N.A. (defined as “Bank of America” in Note 9) (see Note 9).
We accounted for this acquisition as a business combination in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” We allocate the amounts that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, and estimated useful lives, could result in different purchase price allocations and amortization expense in current and future periods than those determined by the Company.
The components of the consideration transferred in conjunction with the Liquent acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total consideration transferred:
Cash paid, net of cash acquired	$74,731
Preliminary allocation of consideration transferred:
Accounts receivable	$8,687
Other current and non-current assets	547
Property and equipment	1,382
Definite-lived intangible assets	32,600
Goodwill	51,449
Total assets acquired	94,665
Current liabilities	5,403
Deferred revenue, current	2,830
Deferred tax liabilities	11,701
Total liabilities assumed	19,934
Net assets acquired:	$74,731

The amounts above represent the preliminary fair value estimates as of March 31, 2013 and are subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates, mainly as it relates to accounting for income taxes. We expect to complete our accounting for the Liquent acquisition in our fiscal quarter ending June 30, 2013.
The goodwill of $51.4 million arising from the Liquent acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. The goodwill recorded is included in our Perceptive segment and is non-deductible for tax purposes.

The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollar amounts in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$21,500	11
Technology	7,800	8
Trade name	2,800	8
Backlog	500	1
Total	$32,600

HERON ACQUISITION
On April 30, 2013, we acquired all of the outstanding equity securities of the Heron Group LTD (“Heron”), a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The purchase price was approximately $24.0 million, plus the potential for us to pay an additional $14.2 million over a twenty-six month period if specific financial targets for Heron are achieved. The acquisition was funded through use of existing cash. Heron's results of operations will be included in our PCMS segment.
The transaction will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition related disclosures required by FASB ASC 805 cannot be made as the initial accounting for the business transaction is incomplete. Key financial data such as the determination of the fair value of the assets acquired and liabilities assumed is not yet available.
Goodwill and Other Intangible Assets
The goodwill balance of $305.4 million included in our accompanying consolidated balance sheet as of March 31, 2013 reflects the additions arising from the Liquent acquisition and a decrease of $1.5 million related to the impact of changes in foreign currency exchange rates used for translation for the nine month period ending March 31, 2013. The other intangible assets, net balance of $92.4 million reflects the additions arising from the Liquent acquisition, a decrease of $4.2 million related to the impact of changes in foreign currency exchange rates, and amortization expense of $6.0 million for the nine month period ended March 31, 2013.

NOTE 3 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of March 31, 2013 and June 30, 2012, we had no shares of preferred stock issued and outstanding.
As of March 31, 2013 and June 30, 2012, we had authorized 150 million and 75 million shares of common stock, with a $0.01 par value, respectively. As of March 31, 2013 and June 30, 2012, we had 57,078,056 and 60,147,007 shares of common stock issued and outstanding, respectively.
In December 2012, we increased the maximum number of shares available for awards under our 2010 Stock Incentive Plan from two million to five million shares.

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

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income attributable to common stock	$29,524	$22,869	$65,931	$45,370
Weighted average number of shares outstanding, used in computing basic earnings per share	58,024	59,652	58,942	59,319
Dilutive common stock equivalents	1,050	842	1,063	953
Weighted average number of shares outstanding used in computing diluted earnings per share	59,074	60,494	60,005	60,272
Basic earnings per share	$0.51	$0.38	$1.12	$0.76
Diluted earnings per share	$0.50	$0.38	$1.10	$0.75
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	717	1,869	396	2,209
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
In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million . Pursuant to the September Agreement, during the three months ended March 31, 2013, we finalized the settlement of our first $50 million accelerated share repurchase program and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares are in addition to the initial 1,328,462 shares of our common stock delivered to us on September 20, 2012.
On March 15, 2013, we entered into a second accelerated share repurchase agreement (the “March Agreement”) to purchase shares of our common stock from JPMorgan for an aggregate purchase price of $50 million. Pursuant to the March Agreement, on March 15, 2013, we paid an additional $50 million to JPMorgan and received from JPMorgan 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. These repurchased shares have been canceled and restored to the status of authorized and unissued shares. At the March Agreement maturity, approximately four months after the date we authorized the second accelerated share repurchase program, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the March Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. If the number of shares to be delivered to us at maturity is greater than the initial delivery of shares by JPMorgan, JPMorgan would be required to remit shares to us in an amount equivalent to such difference. We recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital.
In addition, during the nine months ended March 31, 2013, we purchased 1,645,604 shares of our common stock in the open market under the Program at an average price of $31.16 per share. As of March 31, 2013, approximately $48.7 million remained available under the Program for the purchase of additional shares.

NOTE 4 – COMPREHENSIVE INCOME
Comprehensive income has been calculated in accordance with FASB ASC 220, “Comprehensive Income.” Comprehensive income was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income	$29,524	$22,869	$65,931	$45,370
Unrealized loss on derivative instruments	(1,067)	(245)	(1,117)	(1,370)
Currency translation adjustments	(15,339)	13,557	4,861	(30,614)
Comprehensive income	$13,118	$36,181	$69,675	$13,386
The unrealized loss on derivative instruments is net of $0.7 million of taxes for each of the three and nine months ended March 31, 2013 and net of $0.1 million and $0.5 million of taxes for the three and nine months ended March 31, 2012, respectively.

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Direct costs	$531	$418	$1,310	$1,347
Selling, general and administrative	2,137	2,333	6,793	6,889
Total stock-based compensation	$2,668	$2,751	$8,103	$8,236

NOTE 6 – RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $14.7 million and included the elimination of approximately 150 managerial and staff positions.
We recorded the following charges (benefits) to our restructuring plans:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
2011 Restructuring Plan
Employee severance	$—	$1,966	$(159)	$5,378
Facilities-related and other	(732)	(105)	(991)	1,359
Total 2011 Plan	$(732)	$1,861	$(1,150)	$6,737
2010 Restructuring Plan
Employee severance	$—	$—	$—	$(984)
Facilities-related	—	(54)	—	(84)
Total 2010 Plan	$—	$(54)	$—	$(1,068)
Total All Plans	$(732)	$1,807	$(1,150)	$5,669

Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2012			March 31, 2013
2011 Restructuring Plan
Employee severance costs	$1,884	$(159)	$(1,703)	$22
Facilities-related charges and other	3,663	(991)	(1,439)	1,233
2010 Restructuring Plan
Facilities-related charges	642	—	(132)	510
Pre-2010 Plans
Facilities-related charges	1,585	—	(338)	1,247
Total	$7,774	$(1,150)	$(3,612)	$3,012
The balances are included in accrued expenses and other non-current liabilities on our condensed consolidated balance sheets.

NOTE 7 – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PCMS and Perceptive.

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

Our segment results are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service revenue
CRS	$342,387	$263,372	$960,134	$746,652
PCMS	50,611	43,301	148,236	117,404
Perceptive	61,495	49,319	162,944	139,841
Total service revenue	$454,493	$355,992	$1,271,314	$1,003,897
Direct costs
CRS	$246,882	$188,520	$709,463	$539,111
PCMS	30,424	25,101	88,563	68,663
Perceptive	34,611	27,824	94,620	83,944
Total direct costs	$311,917	$241,445	$892,646	$691,718
Gross profit
CRS	$95,505	$74,852	$250,671	$207,541
PCMS	20,187	18,200	59,673	48,741
Perceptive	26,884	21,495	68,324	55,897
Total gross profit	$142,576	$114,547	$378,668	$312,179

NOTE 8 – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. Our quarterly effective income tax rate contains management's estimates of our annual projected profitability in the various taxing jurisdictions in which we operate. Since the statutory tax rates differ in the jurisdictions in which we operate, changes in the distribution of profits and losses may have a significant impact on our effective income tax rate.
As of March 31, 2013, we had $46.6 million of gross unrecognized tax benefits, of which $14.7 million would impact the effective tax rate if recognized. As of June 30, 2012, we had $53.8 million of gross unrecognized tax benefits, of which $10.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $7.2 million net decrease in gross unrecognized tax benefits is primarily attributable to the expiration of statutes of limitation in Europe, Africa and the United States, and a settlement with tax authorities in Asia.
As of March 31, 2013, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $1.3 million over the next twelve months primarily as a result of the expiration of statutes of limitation and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2013, $5.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits. As of June 30, 2012, $6.1 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded for the nine months ended March 31, 2013 and 2012 includes a benefit of approximately $1.0 million and $1.6 million, respectively, for interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state, and local income tax matters through 2005 have been concluded with the respective taxing authority. Substantially all material foreign income tax matters have been concluded for all years through 2000 with the respective taxing authority.
For the three and nine months ended March 31, 2013, we had effective income tax rates of 17.6% and 30.2%, respectively. The tax rates for the three and nine months ended March 31, 2013 were lower than the statutory rate of 35% primarily as a result of the reinstatement of the "look-through" provision of the U.S. tax code effective January 2, 2013. The reinstatement of the “look-through” provision, as well as the favorable effect of statutory rates applicable to income earned outside the United States, reduced the projected annual effective tax rate to a level below the expected statutory rate. These reductions were partially offset in the tax rate for the nine months ended March 31, 2013 by the limitation of certain compensation-related deductions. The tax rate for the three months ended March 31, 2013 was further reduced by a release of accrued interest and penalties on income tax exposures as a result of the expiration of statutes of limitation in Europe and Africa and a reduction in U.S. state deferred tax valuation allowances.
For the three and nine months ended March 31, 2012, we had effective income tax rates of (4.2)% and 17.2%, respectively. The tax rates for these periods were lower than the statutory rate primarily as a result of a benefit recorded in the first quarter of fiscal year 2012 related to a reduction in the statutory tax rate in the United Kingdom, a benefit recorded in the third quarter of fiscal year 2012 resulting from the release of income tax reserves and associated reserves for interest and penalties due to settlements with tax authorities and the expiration of statutes of limitation in Europe, as well as the effect of a lower projected annual effective tax rate for Fiscal Year 2012 on both the three and nine month periods. The projected annual effective tax rate is also lower than the expected statutory rate because of the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.

NOTE 9 – CREDIT AGREEMENTS
2013 Credit Agreement
On March 22, 2013, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated agreement (the “2013 Credit Agreement”) providing for a five-year term loan of $200 million and a revolving credit facility in the amount of up to $300 million, plus additional amounts of up to $200 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $75 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement resulting in total outstanding borrowings of $400 million as of March 31, 2013. We used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
The obligations under the 2013 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2013 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.50%, and (iii) the one month LIBOR rate plus 1.00% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
Loans outstanding under the 2013 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2013 Credit Agreement. The 2013 Credit Agreement terminates and any outstanding loans under it mature on March 22, 2018 (“the Maturity Date”).
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on the Maturity Date. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on the Maturity Date:

•	1.25% by quarterly term loan amortization payments to be made commencing June 2013 and made prior to June 30, 2015;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2015, but prior to June 30, 2016;

•	5.00% by quarterly term loan amortization payments to be made on or after June 30, 2016, but prior to June 30, 2017;

•	7.50% by quarterly term loan amortization payment to be made on or after June 30, 2017, but prior to the Maturity Date; and

•	37.50% on the Maturity Date
Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
In connection with the 2013 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.350% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2013 Credit Agreement, we will pay letter of credit fees plus a fronting fee and additional charges. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
As of March 31, 2013, we had $200 million of principal borrowed under the revolving credit facility and $200 million of principal under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.6 million in our consolidated balance sheets. We have borrowing availability of $100 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of March 31, 2013, our debt under the 2013 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.73%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
2012 Term Loan and Facilities
On December 20, 2012, we entered into a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013. The 2012 Term Loan was used to fund our acquisition of Liquent (see Note 2).
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of March 31, 2013, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.
On January 22, 2013, we entered into additional short term unsecured term loan agreements with each of HSBC, TD Bank, N.A., and US Bank, each in the amount of $25.0 million (collectively, the “2013 Facilities”). The key terms of the 2013 Facilities were substantially the same as the 2012 Term Loan, including the loan maturities on June 30, 2013, except that there were no guaranties provided by any of our subsidiaries. The $75.0 million aggregate proceeds of the 2013 Facilities were used to partially pay down balances owed under the 2012 Term Loan, and in connection with such payment, Bank of America released our subsidiaries from their guaranty obligations under the 2012 Term Loan.
As of March 31, 2013, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
2011 Credit Agreement
On June 30, 2011, we entered into the 2011 Credit Agreement providing for a five-year term loan of $100 million and a five-year revolving credit facility in the principal amount of up to $300 million. The borrowings all carried a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (such margin not to exceed a per annum rate of 1.75%).
On March 22, 2013, the 2011 Credit Agreement was amended and restated in its entirety by the 2013 Credit Agreement. All amounts outstanding under the 2011 Credit Agreement immediately prior to the execution of the 2013 Credit Agreement were deemed to be outstanding under the terms and conditions of the 2013 Credit Agreement.
As discussed above, in September 2011, we entered into an interest rate swap and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, principal in the amount of $100.0 million under the 2011 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million had been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of March 31, 2013, the interest rate swap and cap agreements hedge a portion of the outstanding principal under our 2013 Credit Agreement.
During the nine months ended March 31, 2013, we made principal payments of $2.5 million on the term loan under the 2011 Credit Agreement.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.00% and 2.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $55.7 million and $63.4 million at March 31, 2013 and June 30, 2012, respectively, and was included in cash and cash equivalents.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND GUARANTEES
As a result of our 2013 Credit Agreement, the future minimum debt obligations are as follows:

(in thousands)	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter	Total
Debt obligations (principal)	$2,500	$10,000	$12,500	$25,000	$45,000	$305,000	$400,000
As of March 31, 2013, we had approximately $39.9 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
Our 2013 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We have letter-of-credit agreements with banks totaling approximately $8.8 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial statements.

NOTE 11 – DERIVATIVES
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.”

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

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany transactions. This program was expanded in the first quarter of our fiscal year ended June 30, 2013 in order to reduce the impact of foreign exchange rate risk on our gross margin. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2013 and June 30, 2012. All asset and liability amounts are reported in other current assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	March 31, 2013		June 30, 2012
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$37,234	$495	$—	$—
Cross-currency swap contracts	26,909	384	—	—
Derivatives in a liability position:
Interest rate contracts	150,000	(2,102)	150,000	(2,415)
Foreign exchange contracts	69,450	(3,170)	—	—
Cross-currency swap contracts	—	—	25,106	(2,697)
Total designated derivatives	$283,593	$(4,393)	$175,106	$(5,112)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$34,114	$476	$—	$—
Derivatives in a liability position:
Cross-currency interest rate swap contracts	43,922	(2,620)	43,405	(4,544)
Foreign exchange contracts	12,382	(602)	100,815	(213)
Total non-designated derivatives	$90,418	$(2,746)	$144,220	$(4,757)
Total derivatives	$374,011	$(7,139)	$319,326	$(9,869)
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

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$155	$(105)	$281	$(517)
Foreign exchange contracts, net of taxes	(1,963)	—	(1,736)	—
Cross-currency swap contracts, net of taxes	741	(140)	338	(853)
Total designated derivatives	$(1,067)	$(245)	$(1,117)	$(1,370)
Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $3.2 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous income (expense) on the consolidated statements of income. The gains (losses) recognized are presented below:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$2,051	$(667)	$1,924	$(3,782)
Foreign exchange contracts	(347)	1,469	87	209
Total non-designated derivatives	$1,704	$802	$2,011	$(3,573)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Interest rate derivative instruments	$—	$(4,722)	$—	$(4,722)
Foreign currency exchange contracts	—	(2,417)	—	(2,417)
Total	$—	$(7,139)	$—	$(7,139)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,123	$—	$—	$81,123
Interest rate derivative instruments	—	(6,959)	—	(6,959)
Foreign currency exchange contracts	—	(2,910)	—	(2,910)
Total	$81,123	$(9,869)	$—	$71,254
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
The marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of March 31, 2013, we had marketable securities of $89.7 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
For the nine months ended March 31, 2013, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
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
BUSINESS COMBINATIONS
Business combinations are accounted for under the acquisition method of accounting. Allocating the purchase price requires us to estimate the fair value of various assets acquired and liabilities assumed, including contingent consideration to be paid if specific financial targets are achieved. We are responsible for determining the appropriate valuation model and estimated fair values, and in doing so, we consider a number of factors, including information provided by an outside valuation advisor. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates.
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2012 10-K.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), miscellaneous income (expense), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and nine months ended March 31, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012	Increase $	Increase %
Service revenue
CRS	$342,387	$263,372	$79,015	30.0%
PCMS	50,611	43,301	7,310	16.9%
Perceptive	61,495	49,319	12,176	24.7%
Total service revenue	$454,493	$355,992	$98,501	27.7%
Direct costs
CRS	$246,882	$188,520	$58,362	31.0%
PCMS	30,424	25,101	5,323	21.2%
Perceptive	34,611	27,824	6,787	24.4%
Total direct costs	$311,917	$241,445	$70,472	29.2%
Gross profit
CRS	$95,505	$74,852	$20,653	27.6%
PCMS	20,187	18,200	1,987	10.9%
Perceptive	26,884	21,495	5,389	25.1%
Total gross profit	$142,576	$114,547	$28,029	24.5%

(in thousands)	Nine Months Ended
	March 31, 2013	March 31, 2012	Increase $	Increase %
Service revenue
CRS	$960,134	$746,652	$213,482	28.6%
PCMS	148,236	117,404	30,832	26.3%
Perceptive	162,944	139,841	23,103	16.5%
Total service revenue	$1,271,314	$1,003,897	$267,417	26.6%
Direct costs
CRS	$709,463	$539,111	$170,352	31.6%
PCMS	88,563	68,663	19,900	29.0%
Perceptive	94,620	83,944	10,676	12.7%
Total direct costs	$892,646	$691,718	$200,928	29.0%
Gross profit
CRS	$250,671	$207,541	$43,130	20.8%
PCMS	59,673	48,741	10,932	22.4%
Perceptive	68,324	55,897	12,427	22.2%
Total gross profit	$378,668	$312,179	$66,489	21.3%

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012:
Revenue
Service revenue increased by $98.5 million, or 27.7%, to $454.5 million for the three months ended March 31, 2013 from $356.0 million for the same period in 2012. On a geographic basis, service revenue (in millions) was distributed as follows:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$231.1	50.8%	$165.7	46.5%
Europe, Middle East & Africa	$161.8	35.6%	$140.3	39.4%
Asia/Pacific	$61.6	13.6%	$50.0	14.1%
For the three months ended March 31, 2013 compared with the same period in 2012, service revenue in the Americas increased by $65.4 million, or 39.5%; Europe, Middle East & Africa service revenue increased by $21.5 million, or 15.3%; and Asia/Pacific service revenue increased by $11.6 million, or 23.2%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The conversion of backlog to revenue has increased as projects have matured and moved from the startup phases to ongoing monitoring activities. The higher levels of service revenue growth in the Americas region was primarily due to increased activity in the Phase II-III/PACE business and revenue from our acquisition of Liquent, Inc. (“Liquent”)
On a segment basis, CRS service revenue increased by $79.0 million, or 30.0%, to $342.4 million for the three months ended March 31, 2013 from $263.4 million for the three months ended March 31, 2012. The increase was primarily attributable to a $75.0 million increase in Phase II-III/PACE business and a $4.0 million increase in our Early Phase business; offset in part by a $2.2 million negative impact from foreign currency exchange rate movements. The Phase II-III/PACE increases were due to our past success in winning new business awards, the formation of strategic partnership relationships, and acceleration of backlog conversion into revenue through the efforts of a larger and more productive employee base. The increase in Early Phase was due to improvements in our win rate among small clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $7.3 million, or 16.9%, to $50.6 million for the three months ended March 31, 2013 from $43.3 million for the same period in 2012. Higher service revenue was due to an increase in Consulting Services associated with growth in start-up Phase II-III activities and increased strategic compliance work. Service revenue from our medical communications business declined by $1.2 million compared with the same period in 2012.
Perceptive service revenue increased by $12.2 million, or 24.7%, to $61.5 million for the three months ended March 31, 2013 from $49.3 million for the three months ended March 31, 2012. The continued growth in Perceptive service revenue was primarily due to $9.3 million of revenue from the acquisition of Liquent. Service revenue for the quarter ended March 31, 2013 also benefited from increased services provided to some of our strategic partners.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $70.5 million, or 29.2%, to $311.9 million for the three months ended March 31, 2013 from $241.4 million for the three months ended March 31, 2012. As a percentage of total service revenue, direct costs increased to 68.6% from 67.8% for the respective periods.
On a segment basis, CRS direct costs increased by $58.4 million, or 31.0%, to $246.9 million for the three months ended March 31, 2013 from $188.5 million for the three months ended March 31, 2012. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs associated with headcount growth and higher overall compensation levels. As a percentage of CRS service revenue, CRS direct costs increased to 72.1% for the three months ended March 31, 2013 from 71.6% for the same period in 2012 due primarily to ongoing integration of more than 1,900 new employees since March 31, 2012 in response to new business wins. The initial productivity levels of new employees are generally lower than experienced staff.
PCMS direct costs increased by $5.3 million, or 21.2%, to $30.4 million for the three months ended March 31, 2013 from $25.1 million for the three months ended March 31, 2012. This increase was primarily due to increased headcount and labor costs in our consulting business due to increased demand for these services. As a percentage of PCMS service revenue, PCMS direct costs increased to 60.1% from 58.0% for the respective periods as a result of higher labor costs associated with consulting services and short-term investments directed at better positioning the business for continued growth.

Perceptive direct costs increased by $6.8 million, or 24.4%, to $34.6 million for the three months ended March 31, 2013 from $27.8 million for the three months ended March 31, 2012 due primarily to the inclusion of Liquent direct costs and an increase in medical imaging "read" expenses associated with higher volume. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 56.3% for the three months ended March 31, 2013 from 56.4% for the same period in 2012.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $88.0 million for the three months ended March 31, 2013 from $67.2 million for the three months ended March 31, 2012. This $20.8 million increase was due to the inclusion of Liquent SG&A costs (approximately $5.0 million), an increase in legal charges related to disputes (approximately $1.1 million), with the remaining increase primarily due to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth. As a percentage of service revenue, SG&A expense increased to 19.4% of service revenue for the three months ended March 31, 2013 compared with 18.9% of service revenue for the three months ended March 31, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.3 million, or 7.5%, to $18.7 million for the three months ended March 31, 2013 from $17.4 million for the three months ended March 31, 2012 primarily due to the increase in amortization expense from the increase in intangible assets from the Liquent acquisition. As a percentage of service revenue, depreciation and amortization expense was 4.1% for the three months ended March 31, 2013 compared with 4.9% for the same period in 2012. This lower percentage of depreciation and amortization expense was mainly due to revenue growth.
Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of our Fiscal Year 2012. During the three months ended March 31, 2013, we recorded a $0.7 million benefit in restructuring charges for adjustments to facility-related charges due to a favorable lease breakage settlement.
Income from Operations
Income from operations increased to $36.6 million for the three months ended March 31, 2013 from $28.2 million for the same period in 2012. Income from operations as a percentage of service revenue, or operating margin, increased to 8.1% from 7.9% for the respective periods. This increase in operating margin was due primarily to lower depreciation expense and restructuring charges as a percentage of service revenue growth.
Other Expense
We recorded net other expense of $0.8 million for the three months ended March 31, 2013 compared with $6.3 million for the three months ended March 31, 2012. The $5.5 million reduction in net other expense was primarily due to a $6.2 million increase in miscellaneous income, mainly as a result of unrealized foreign currency exchange gains recorded for the three months ended March 31, 2013 compared with unrealized foreign currency exchange losses recorded for the three months ended March 31, 2012. The increase in miscellaneous income was partly offset by higher interest expense due to higher net borrowings.
Taxes
For the three months ended March 31, 2013 and 2012, we had effective income tax rates of 17.6% and (4.2)%, respectively. The tax rate for the three months ended March 31, 2013 benefited from the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate, a reduction in accrued interest and penalties on income tax exposures as a result of the expiration of statutes of limitation in Europe and Africa, a reduction in U.S. state deferred tax valuation allowances and a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.
The tax benefit for the three months ended March 31, 2012 was primarily the result of a release of income tax reserves and associated reserves for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitation in Europe.

Nine Months Ended March 31, 2013 Compared With Nine Months Ended March 31, 2012:
Revenue
Service revenue increased by $267.4 million, or 26.6%, to $1,271.3 million for the nine months ended March 31, 2013 from $1,003.9 million for the same period in 2012. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine Months Ended		Nine Months Ended
	March 31, 2013		March 31, 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$638.6	50.2%	$443.9	44.2%
Europe, Middle East & Africa	$450.1	35.4%	$408.3	40.7%
Asia/Pacific	$182.6	14.4%	$151.7	15.1%
For the nine months ended March 31, 2013 compared with the same period in 2012, service revenue in the Americas increased by $194.7 million, or 43.9%; Europe, Middle East & Africa service revenue increased by $41.8 million, or 10.2%; and Asia/Pacific service revenue increased by $30.9 million, or 20.4%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The conversion of backlog to revenue has increased as projects have matured and moved from the startup phases to ongoing monitoring activities. The higher levels of service revenue growth in the Americas region was due to increased activity in the Phase II-III/PACE business and revenue from our acquisition of Liquent.
On a segment basis, CRS service revenue increased by $213.5 million, or 28.6%, to $960.1 million for the nine months ended March 31, 2013 from $746.7 million for the same period in 2012. The increase was primarily attributable to a $205.1 million increase in Phase II-III/PACE business and an $8.4 million increase in our Early Phase business. These increases were partly offset by a $9.9 million negative impact from foreign currency exchange rate movements. The Phase II-III/PACE increases were due to our past success in winning new business awards, the formation of strategic partnership relationships, and acceleration of backlog conversion into revenue through the efforts of a larger and more productive employee base. The revenue increase in our Early Phase business was due to improvements in our win rate among small clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $30.8 million, or 26.3%, to $148.2 million for the nine months ended March 31, 2013 from $117.4 million for the same period in 2012. Higher service revenue was due primarily to a $35.4 million increase in consulting services associated with growth in start-up Phase II-III activities and increased strategic compliance work. These increases were partly offset by a $4.6 million decrease in our medical communications and commercialization service revenue.
Perceptive service revenue increased by $23.1 million, or 16.5%, to $162.9 million for the nine months ended March 31, 2013 from $139.8 million for the same period in 2012. The continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials and service revenue increased across all departments and $9.7 million in revenue from the operations of Liquent from the acquisition date of December 21, 2012. Service revenue for the nine months ended March 31, 2013 benefited from increased services provided to some of our strategic partners.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $200.9 million, or 29.0%, to $892.6 million for the nine months ended March 31, 2013 from $691.7 million for the same period in 2012. As a percentage of total service revenue, direct costs increased to 70.2% from 68.9% for the respective periods.
On a segment basis, CRS direct costs increased by $170.4 million, or 31.6%, to $709.5 million for the nine months ended March 31, 2013 from $539.1 million for the same period in 2012. This increase resulted primarily from higher levels of clinical trial activity and increased labor costs associated with headcount growth in CRS. Increased labor costs were also affected by upward pressure on wage rates in certain markets due to labor shortages and an increase in the number of contracted staff needed for projects, in response to recent new business wins. As a percentage of CRS service revenue, CRS direct costs increased to 73.9% from 72.2% for the respective periods.
PCMS direct costs increased by $19.9 million, or 29.0%, to $88.6 million for the nine months ended March 31, 2013 from $68.7 million for the same period in 2012. This increase was primarily due to higher headcount levels and related labor costs in our consulting business due to increased demand for services. The increase was offset in part by a $2.0 million decline of direct costs in the medical communications business due to lower demand. As a percentage of PCMS service revenue, PCMS direct costs increased to 59.7% from 58.5% for the respective periods as a result of higher labor costs associated with consulting services and short-term investments directed at better positioning the business for continued growth.

Perceptive direct costs increased by $10.7 million, or 12.7%, to $94.6 million for the nine months ended March 31, 2013 from $83.9 million for the same period in 2012 due primarily to the inclusion of Liquent direct costs, an increase in labor costs in existing businesses, and medical imaging "read" expenses associated with higher volume. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 58.1% from 60.0% for the respective periods due to the impact of shifting resources to low cost countries and better revenue mix.
Selling, General and Administrative
SG&A expense increased to $230.0 million for the nine months ended March 31, 2013 from $192.5 million for the same period in 2012. This $37.5 million increase was due primarily to the addition of Liquent SG&A costs, an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, and an increase in rent and other office-related expenses. As a percentage of service revenue, SG&A expense decreased to 18.1% of service revenue for the nine months ended March 31, 2013 compared with 19.2% of service revenue for the nine months ended March 31, 2012. This decrease was due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
Depreciation and amortization expense increased slightly to $52.0 million for the nine months ended March 31, 2013 from $50.7 million for the same period in 2012. As a percentage of service revenue, depreciation and amortization expense was 4.1% and 5.1% for the nine months ended March 31, 2013 and 2012, respectively. As a percentage of revenue, the decline in depreciation and amortization expense was mainly due to revenue growth.
Restructuring Charge
Our restructuring plans were completed by March 2012. For the nine months ended March 31, 2012, we recorded $5.7 million in restructuring charges, including $4.4 million in employee separation benefits associated with the elimination of managerial and staff positions, $1.0 million in costs related to the abandonment of certain property leases, and $0.3 million in other charges. During the nine months ended March 31, 2013, we recorded a $1.2 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $97.8 million for the nine months ended March 31, 2013 from $63.3 million for the same period in 2012. This increase in operating margin was due primarily to better management of our SG&A expenses and lower restructuring charges. Income from operations as a percentage of service revenue, or operating margin, increased to 7.7% from 6.3% for the respective periods. This increase in operating margin also benefited from lower depreciation and amortization as a percentage of service revenue growth.
Other Expense
We recorded net other expense of $3.4 million for the nine months ended March 31, 2013 compared with net other expense of $8.4 million for the same period in 2012. The $5.0 million decrease in net other expense was primarily driven by a $4.9 million increase in miscellaneous income, mainly as a result of net foreign currency exchange gains recorded during the nine months ended March 31, 2013 compared with net foreign currency exchange losses recorded during the nine months ended March 31, 2012.
Taxes
For the nine months ended March 31, 2013 and 2012, we had effective income tax rates of 30.2% and 17.2%, respectively. The tax rate for the nine months ended March 31, 2013 was reduced by the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate, a reduction in accrued interest and penalties on income tax exposures as a result of the expiration of statutes of limitation in Europe and Africa, a reduction in U.S. state deferred tax valuation allowances and a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. These reductions were offset in part by the limitation of certain compensation-related deductions.
The tax rate for the nine months ended March 31, 2012 benefited from a release of income tax reserves and associated reserves for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitation in Europe which was recorded in the third quarter of fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of March 31, 2013, we had cash and cash equivalents and marketable securities of approximately $288.4 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended March 31, 2013 and June 30, 2012:

(in millions)	March 31, 2013	June 30, 2012
Billed accounts receivable, net	$405.0	$397.4
Unbilled accounts receivable, net	246.0	251.8
Total accounts receivable	651.0	649.2
Deferred revenue	395.4	359.7
Net receivables	$255.6	$289.5

DSO (in days)	36	49
The decrease in DSO for the three months ended March 31, 2013 compared with the three months ended June 30, 2012, was primarily due to increased turnover in reimbursement revenue, favorable billing milestones, the impact of a more robust system, and an ongoing focus on billing and collection efforts.

CASH FLOWS
Net cash provided by operating activities was $151.7 million for the nine months ended March 31, 2013 compared with net cash provided by operating activities of $156.0 million for the nine months ended March 31, 2012. The $4.2 million decrease in operating cash flows was primarily due to higher payments on accrual balances during the nine months ended March 31, 2013, most notably payments made under our incentive compensation plan.
Net cash used in investing activities was $213.0 million for the nine months ended March 31, 2013 compared with $91.8 million for the nine months ended March 31, 2012. The increase in cash used in investing activities of $121.2 million was primarily due to $74.7 million in cash used to acquire Liquent, increased investments in marketable securities of $36.9 million and greater investments in property and equipment of $11.9 million.
Net cash provided by financing activities was $44.6 million for the nine months ended March 31, 2013 compared with net cash used in financing activities of $8.3 million for the nine months ended March 31, 2012. The $53.0 million increase in cash provided was primarily due to additional borrowings on new and existing facilities to fund our acquisition of Liquent and our share repurchases during the nine months ended March 31, 2013.

CREDIT AGREEMENTS
2013 Credit Agreement
On March 22, 2013, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as

Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated agreement (the “2013 Credit Agreement”) providing for a five-year term loan of $200 million and a revolving credit facility in the amount of up to $300 million, plus additional amounts of up to $200 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $75 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement resulting in total outstanding borrowings of $400 million as of March 31, 2013. We used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
The obligations under the 2013 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2013 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
Loans outstanding under the 2013 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2013 Credit Agreement. The 2013 Credit Agreement terminates and any outstanding loans under it mature on March 22, 2018 (“the Maturity Date”).
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on the Maturity Date. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on the Maturity Date:

•	1.25% by quarterly term loan amortization payments to be made commencing June 2013 and made prior to June 30, 2015;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2015, but prior to June 30, 2016;

•	5.00% by quarterly term loan amortization payments to be made on or after June 30, 2016, but prior to June 30, 2017;

•	7.50% by quarterly term loan amortization payment to be made on or after June 30, 2017, but prior to the Maturity Date; and

•	37.50% on the Maturity Date
Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
In connection with the 2013 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.350% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2013 Credit Agreement, we will pay letter of credit fees plus a fronting fee and additional charges. We also paid various customary fees to secure this arrangement, which are being amortized using the effective interest method over the life of the debt.
As of March 31, 2013, we had $200 million of principal borrowed under the revolving credit facility and $200 million of principal under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.6 million in our consolidated balance sheets. We have borrowing availability of $100 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of

$50.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of March 31, 2013, our debt under the 2013 Credit Agreement, including the $100.0 million of principal hedged with an interest swap agreement, carried an average annualized interest rate of 1.73%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
2012 Term Loan and Facilities
On December 20, 2012, we entered into a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013. The 2012 Term Loan was used to fund our acquisition of Liquent (see Note 2).
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of March 31, 2013, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.
On January 22, 2013, we entered into additional short term unsecured term loan agreements with each of HSBC, TD Bank, N.A., and US Bank, each in the amount of $25.0 million (collectively, the “2013 Facilities”). The key terms of the 2013 Facilities were substantially the same as the 2012 Term Loan, including the loan maturities on June 30, 2013, except that there were no guaranties provided by any of our subsidiaries. The $75.0 million aggregate proceeds of the 2013 Facilities were used to partially pay down balances owed under the 2012 Term Loan, and in connection with such payment, Bank of America released our subsidiaries from their guaranty obligations under the 2012 Term Loan.
As of March 31, 2013, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
2011 Credit Agreement
On June 30, 2011, we entered into the 2011 Credit Agreement providing for a five-year term loan of $100 million and a five-year revolving credit facility in the principal amount of up to $300 million. The borrowings all carried a variable interest rate based on LIBOR, prime, or a similar index, plus a margin (such margin not to exceed a per annum rate of 1.75%).
On March 22, 2013, the 2011 Credit Agreement was amended and restated in its entirety by the 2013 Credit Agreement. All amounts outstanding under the 2011 Credit Agreement immediately prior to the execution of the 2013 Credit Agreement were deemed to be outstanding under the terms and conditions of the 2013 Credit Agreement.
As discussed above, in September 2011, we entered into an interest rate swap and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, principal in the amount of $100.0 million under the 2011 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $50.0 million had been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of March 31, 2013, the interest rate swap and cap agreements hedge a portion of the outstanding principal under our 2013 Credit Agreement.
During the nine months ended March 31, 2013, we made principal payments of $2.5 million on the term loan under the 2011 Credit Agreement.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2% and 4%. We entered into this line of credit to facilitate business transactions. At March 31, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 1.0% and 2.0%. We entered into this line of credit to facilitate business transactions. At March 31, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $55.7 million and $63.4 million at March 31, 2013 and June 30, 2012, respectively, and was included in cash and cash equivalents.

COMMITMENTS, CONTINGENCIES AND GUARANTEES
As a result of our 2013 Credit Agreement, the future minimum debt obligations are as follows:

(in thousands)	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter	Total
Debt obligations (principal)	$2,500	$10,000	$12,500	$25,000	$45,000	$305,000	$400,000
As of March 31, 2013, we had approximately $39.9 million in purchase obligations with various vendors for the purchase of computer software and other services over the next five years.
Our 2013 Credit Agreement is guaranteed by certain of our U.S. subsidiaries.
We have letter-of-credit agreements with banks totaling approximately $8.8 million guaranteeing performance under various operating leases and vendor agreements.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial statements.

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
In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “Septermber Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million. Pursuant to the September Agreement, during the three months ended March 31, 2013, we finalized the settlement of our first $50 million accelerated share repurchase program and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares are in addition to the initial 1,328,462 shares of our common stock delivered to us on September 20, 2012.
On March 15, 2013, we entered into a second accelerated share repurchase agreement (the “March Agreement”) to purchase shares of our common stock from JPMorgan for an aggregate purchase price of $50 million. Pursuant to the March Agreement, on March 15, 2013, we paid an additional $50 million to JPMorgan and received from JPMorgan 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. At the March Agreement maturity, approximately four months after the date we authorized the second accelerated share repurchase program, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. If the number of shares to be delivered to us at maturity is greater than the initial delivery of shares by JPMorgan, JPMorgan would be required to remit shares to us in an amount equivalent to such difference. We recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital.
In addition, during the nine months ended March 31, 2013, we purchased 1,645,604 shares in the open market at fair value under the Program at an average price of $31.16 per share. As of March 31, 2013, approximately $48.7 million remained available under the Program for the purchase of additional shares.
In December 2012, we acquired Liquent for $74.7 million. The purchase price was initially funded through the 2012 Term Loan.

In April 2013, we acquired the Heron Group LTD (“Heron”) for $24.0 million, plus a potential cash payment of up to $14.2 million over a twenty-six month period if specific financial targets for Heron are achieved. The acquisition was funded through use of existing cash.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2013 Credit Agreement to refinance prior debt facilities and to provide working capital. Our primary committed external source of funds is the 2013 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2013 Credit Agreement upon its maturity in 2018.
We expect to continue to acquire businesses that enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings, including our outstanding borrowings under the 2013 Credit Agreement.
Under the terms of the 2013 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I. Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
We made capital expenditures of approximately $50.1 million during the nine months ended March 31, 2013, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $75 to $80 million for fiscal year ended June 30, 2013, primarily for computer software and hardware and leasehold improvements.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

RESTRUCTURING PLANS
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructure Plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the 2011 Restructuring Plan was approximately $14.7 million and included the elimination of approximately 150 managerial and staff positions. We substantially completed our restructuring activities under this plan in the third quarter of Fiscal Year 2012.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 53.8% of our consolidated service revenue for the nine months ended March 31, 2013 and 59.6% of our consolidated service revenue for the nine months ended March 31, 2012 from operations outside of the United States. In addition, 16.0% of our consolidated service revenue was denominated in Euros and 12.7% was denominated in pounds sterling for the nine months ended March 31, 2013, while 22.1% was denominated in Euros and 11.5% was denominated in pounds sterling for the nine months ended March 31, 2012. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program. Our foreign currency hedging program was expanded in the first quarter of our Fiscal Year 2013 in order to reduce the impact of foreign currency exchange rate risk on our gross margin.
As of March 31, 2013, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $283.6 million, including interest rate swap and interest rate cap agreements with a total notional value of $150 million executed in connection with the borrowings under our 2011 Credit Agreement. The interest rate swap and interest rate cap agreements now hedge borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of March 31, 2013, the estimated amount that could be recognized in earnings was a loss of approximately $2.6 million, net of tax.
As of March 31, 2013, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $90.4 million.
During the nine months ended March 31, 2013, we recorded foreign currency exchange gains of $0.7 million compared to foreign currency exchange losses of $1.5 million during the same period in 2012. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. Short-term debt was $10.0 million at March 31, 2013 and $5.0 million at June 30, 2012. Long-term debt was $390.0 million at March 31, 2013 and $215.0 million at June 30, 2012. Based on average short-term and long-term debt for the nine months ended March 31, 2013, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $2.0 million on an annual basis.
MARKETABLE SECURITIES
During the nine months ended March 31, 2013, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. As of March 31, 2013, they are recorded at their amortized cost of $89.7 million, which is not materially different than fair value. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial statements.

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

The following discussion includes 13 amendments to the risk factors included in the 2012 10-K:

•	“We face risks arising from the restructuring of our operations;”

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Backlog may not result in revenue and the rate at which backlog converts into revenue may be slower than historical conversion rates;”

•	“Our revenue and earnings are exposed to foreign currency exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;”

•	“Our business has experienced substantial expansion in the past and such expansion and any future expansion could strain our resources if not properly managed;”

•	“Because we depend on a small number of industries and clients for all of our business, the loss of business from a significant client could harm our business, revenue and financial condition;”

•
“Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;”

•	“Our existing credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions;”

•
“Our corporate governance structure, including provisions of our articles of organization, by-laws, as well as Massachusetts law, may delay or prevent a change in control or management that stockholders may consider desirable;” and

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
Some of our clients are not revenue-generating entities at this time and rely upon equity and debt investments and other external sources of capital to meet their cash requirements. Due to the poor condition of the current global economy and other factors outside of our control, these clients may lack the funds necessary to pay outstanding liabilities due to us, despite contractual obligations. For example, in the second quarter of our fiscal year ended June 30, 2009 (“Fiscal Year 2009”), one of our biopharma clients informed us that it had encountered funding difficulties when one of its major investors defaulted on a contractual investment commitment, and that, as a result, the client would be unable to make payments due to us in connection with an on-going service contract for a large Phase III clinical trial. Consequently, we recorded approximately $14.0 million in reserves related to this late-stage trial, including $12.3 million in bad debt reserves. In our fiscal year ended June 30, 2012 (“Fiscal Year 2012”), we recovered $2.3 million of proceeds from the final bankruptcy settlement. It is possible that similar situations could arise in the future, and such defaults could negatively affect our financial performance, possibly materially.
We face risks arising from the restructuring of our operations.
In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. During our fiscal year ended June 30, 2010 (“Fiscal Year 2010”), we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases.
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $14.7 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we believe that all costs associated with these restructuring plans have been recorded as of March 31, 2013, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.

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
Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis. If we are unable to obtain sufficient patient enrollment or investigators to conduct clinical trials as planned, we might need to expend substantial additional funds to obtain access to resources or else be compelled to delay or modify our plans significantly. These considerations might result in our inability to successfully achieve projected development timelines as agreed with sponsors. In rare cases, it potentially may even lead us to recommend that trial sponsors terminate ongoing clinical trials or development of a product for a particular indication.
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
Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly in areas where we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.
Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 53.8% and 59.6% of total consolidated service revenue for nine month ended March 31, 2013 and 2012, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 35.4% and 40.7% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.4% and 15.1% of total consolidated service revenue for the corresponding periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $36.6 million for the fiscal quarter ended March 31, 2013, $31.4 million for the fiscal quarter ended December 31, 2012, $29.8 million for the fiscal quarter ended September 30, 2012, $25.5 million for the fiscal quarter ended June 30, 2012, and $28.2 million for the fiscal quarter ended March 31, 2012. Factors that cause these variations include:

•	the level of new business authorizations in particular quarters or years;

•	the timing of the initiation, progress, or cancellation of significant projects;

•	foreign currency exchange rate fluctuations between quarters or years;

•	restructuring charges;

•	the mix of services offered in a particular quarter or year;

•	the timing of the opening of new offices or internal expansion;

•	timing, costs and the related financial impact of acquisitions;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries;

•	the dollar amount of changes in contract scope finalized during a particular period; and

•	the amount of any reserves we are required to record.
Many of these factors, such as the timing of cancellations of significant projects and foreign currency exchange rate fluctuations between quarters or years, are beyond our control.
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
Our revenue and earnings are exposed to foreign currency exchange rate fluctuations, which has substantially affected our operating results.
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency exchange rate fluctuation, service revenue for the nine months ended March 31, 2013 was negatively impacted by approximately $12.5 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For nine months ended March 31, 2013 and 2012, approximately 16.0% and 22.1% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 12.7% and 11.5%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

•
Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional (local) currency. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign currency exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

Although we try to limit these risks through the inclusion of exchange rate fluctuation provisions stated in our service contracts or by hedging transaction risk with foreign currency exchange contracts, we do not succeed in all cases. Even in those cases in which we are successful, we may still experience fluctuations in financial results from our operations outside of the U.S., and we may not be able to favorably reduce the currency transaction risk associated with our service contracts.
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
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions in which no tax benefit can be recognized;

•	actual and projected full year pretax income;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
These changes may cause fluctuations in our effective income tax rate that could cause fluctuation in our earnings and earnings per share, which could affect our stock price.
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of March 31, 2013, our total assets included $397.8 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. For example, in December 2012, we completed the acquisition of Liquent, a leading regulatory information management organization, for a purchase price of approximately $74.7 million. In April 2013, we acquired Heron for $24.0 million, plus a potential cash payment of up to $14.2 million over a twenty-six month period if specific financial targets for Heron are achieved. The success of an acquisition will depend upon, among other things, our ability to:

•	assimilate the operations and services or products of the acquired company;

•	integrate acquired personnel;

•	retain and motivate key employees;

•	retain customers;

•	identify and manage risks facing the acquired company; and

•	minimize the diversion of management’s attention from other business concerns.
Acquisitions of companies outside of the United States may also involve additional risks, including assimilating differences in foreign business practices and overcoming language and cultural barriers.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In our fiscal years ended June 30, 2012, 2011, and

2010, our five largest clients accounted for approximately 41%, 35%, and 27% of our consolidated service revenue, respectively. For the nine months ended March 31, 2013, our five largest clients accounted for approximately 53% of our consolidated service revenue. We expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients.
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
In the United States, the FDA and the Congress have attempted to streamline the regulatory process by providing for industry user fees that fund the hiring of additional reviewers and better management of the regulatory review process. In Europe, governmental authorities have approved common standards for clinical testing of new drugs throughout the European Union by adopting standards for Good Clinical Practices (“GCP”) and by making the clinical trial application and approval process more uniform across member states. The FDA has had GCP in place as a regulatory standard and requirement for new drug approval for many years, and Japan adopted GCP in 1998.
The United States, Europe and Japan have also collaborated for over 15 years on the International Conference on Harmonisation (“ICH”), the purpose of which is to eliminate duplicative or conflicting regulations in the three regions. The

ICH partners have agreed on a common format (the Common Technical Document) for new drug marketing applications that reduces the need to tailor the format to each region. Such efforts and similar efforts in the future that streamline the regulatory process may reduce the demand for our services.
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
Numerous governments, including the U.S. government, have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In March 2010, the United States Congress enacted healthcare reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical industry. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. In addition, various state legislatures and European and Asian governments may consider various types of healthcare reform in order to control growing healthcare costs. We are presently uncertain as to the effects of the enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
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
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and PAREXEL, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition in accordance with generally accepted accounting principles in the U.S. for interactive voice response sales contracts with multiple revenue elements and the determination of the fair value of deferred revenue assumed in the business combination. We have since changed our internal controls to address this material weakness, but were unable to test the effectiveness of our remediation since we had not completed any further acquisitions. In December 2012, we acquired Liquent, Inc. and this acquisition was completed pursuant to the redesigned internal control environment. We believe that our remediation of the material weakness from Fiscal Year 2009 will be successful and we anticipate completing our testing in the fourth quarter of Fiscal Year 2013; however, there can be no assurance that our remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all.
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
As of March 31, 2013, we had $400.0 million principal amount of debt outstanding and remaining borrowing availability of $100.0 million under our credit facilities. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital and capital expenditures, and for other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage to our competitors that have less debt.
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
We may not have sufficient funds, our business may not generate sufficient cash flow from operations, or we may be unable to arrange for additional financing, to pay the amounts due under our existing or any future debt, or any other liquidity needs. In addition, a failure to comply with the covenants under our existing credit facilities could result in an event of default under those credit facilities. In the event of an acceleration of amounts due under our credit facilities as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any required accelerated payments.
In addition, the terms of the 2013 Credit Agreement provide that upon the occurrence of a change in control, as defined in the credit facility agreement, all outstanding indebtedness under the facility would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
Our short term debt facilities are cross defaulted with the 2013 Credit Agreement.
Our existing credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions.
The agreements in connection with our 2013 Credit Agreement and in our short term debt facilities include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
Risks Associated with our Common Stock
Our corporate governance structure, including provisions of our articles of organization, by-laws, as well as Massachusetts law, may delay or prevent a change in control or management that stockholders may consider desirable.

Provisions of our articles of organization, and by-laws, as well as provisions of Massachusetts law, may enable our management to resist an acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:

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

•	we are subject to Chapter 110F of the Massachusetts General Laws, which may limit the ability of some interested stockholders to engage in business combinations with us; and

•	our stockholders are limited in their ability to call or introduce proposals at stockholder meetings.
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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On April 30, 2013, the closing sales price of our common stock on the Nasdaq Global Select Market was $40.95 per share. During the period from April 30, 2011 to April 30, 2013, our common stock traded at prices ranging from a high of $41.15 per share to a low of $15.69 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:

•	operating results;

•	earnings estimates by analysts;

•	market conditions in our industry or the pharmaceutical and biotechnology industries;

•	prospects of healthcare reform;

•	changes in government regulations;

•	general economic conditions, and

•	our effective income tax rate.
In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of our common stock. Although our common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts’ expectations of earnings growth, the price of the common stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts’ expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the three months ended March 31, 2013:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	—	$—	—	$100.0 million (1)
February 1, 2013 - February 28, 2013	—	$—	—	$100.0 million
March 1, 2013 - March 31, 2013	1,312,046	$38.31	1,312,046	$48.7 million
Total	1,312,046		1,312,046

(1) In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200.0 million of our common stock.  There is no set expiration date for the Program.
In September 2012, as part of the Program, we entered into an accelerated share repurchase agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC (“JPMorgan”), for an aggregate purchase price of $50 million. Pursuant to the September Agreement, and during the three months ended March 31, 2013, we finalized the settlement of our first $50 million accelerated share repurchase program and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares are in addition to the initial 1,328,462 shares of our common stock delivered to us on September 20, 2012.
On March 15, 2013, we entered into a second accelerated share repurchase agreement (the “March Agreement”) to purchase shares of our common stock from JPMorgan for an aggregate purchase price of $50 million. Pursuant to the March Agreement, we received from JPMorgan 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. At the March Agreement maturity, approximately four months after the date we authorized the second accelerated share repurchase program, the final number of shares to be delivered to us by JPMorgan, net of the initial shares delivered, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the March Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by JPMorgan, we would be required to remit shares or cash, at our option, to JPMorgan in an amount equivalent to such shortfall. If the number of shares to be delivered to us at maturity is greater than the initial delivery of shares by JPMorgan, JPMorgan would be required to remit shares to us in an amount equivalent to such difference. We recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital.
In addition, during the nine months ended March 31, 2013, we purchased 1,645,604 shares of our common stock in the open market at fair value under the Program at an average price of $31.16 per share. As of March 31, 2013, approximately $48.7 million remained available under the Program for the purchase of additional shares.
All repurchased shares have been canceled and restored to the status of authorized and unissued shares.

ITEM 5. OTHER INFORMATION

On April 30, 2013, PAREXEL International Holding B.V., a wholly owned subsidiary of PAREXEL (“Holding”), Heron Group Limited (“Heron”), the stockholders of Heron (the “Stockholders”), and John Kerrigan, solely in his capacity as representative of the Stockholders (the “Representative”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Stockholders sold all of the issued and outstanding stock of Heron to Holding (the “Acquisition”) in exchange for $24.0 million in cash, plus the potential for up to $14.2 million in additional consideration (the “Earn Out Consideration”) contingent upon the achievement of specified financial targets over a twenty-six month period.
Each of Holding and the Stockholders agreed to customary representations, warranties and covenants in the Purchase Agreement. In general, the representations and warranties survive for a period of 18 months after the closing of the Acquisition. The Purchase Agreement also includes indemnification obligations from the Stockholders, including for breaches of representations, covenants and agreements made by them in the Purchase Agreement, for failures to transfer good title to

Heron's shares, for claims asserting an ownership interest in Heron, for unpaid transaction expenses, change of control payments owed to employees and debt, for unpaid pre-closing taxes, for failures to hold intellectual property rights sufficient to operate Heron's business as currently conducted, for fraud or knowing misrepresentation, and for disclosed litigation. A general escrow account of $2,400,000 available for any of Holding's claims for damages will be released 18 months following the closing of the Acquisition. Other escrow accounts totaling an additional $2,624,510 available for Holding's claims for damages from specified contingencies will be gradually released over several years. Absent fraud or knowing misrepresentation, recourse to the general escrow account and set off against the Earn Out Consideration will be the sole remedies to Holding for breaches of representations concerning Heron, other than certain specified representations. The Stockholders' liability for other indemnification obligations is capped at the aggregate consideration actually paid by Holding (including any Earn-Out Consideration), except indemnification for tax matters, for breaches of the Stockholders' covenants concerning non-competition, non-solicitation and confidentiality, and for fraud or knowing misrepresentation, is not subject to any limitation.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.4 to this Quarterly Report on Form 10-Q.

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

PAREXEL International Corporation

Date:	May 6, 2013	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2013	By: /s/ James F. Winschel, Jr.

James F. Winschel, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	PAREXEL International Corporation Amended and Restated Nonqualified Deferred Compensation Plan

10.2*	Form of Key Employee Agreement for Executive Officers (US)

10.3*	Form of Key Employee Agreement for Executive Officers (UK)

10.4
Stock Purchase Agreement, entered into as of April 30, 2013, between and among PAREXEL International Holding BV, Heron Group Limited, the stockholders of Heron (the “Stockholders”), and John Kerrigan, solely in his capacity as representative of the Stockholders.

10.5
Amended and Restated Credit Agreement, dated as of March 22, 2013, among PAREXEL, certain subsidiaries of PAREXEL, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC, HSBC Bank USA, National Association ("HSBC") and U.S. Bank National Association ("US Bank"), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., HSBC and US Bank, as Joint Syndication Agents, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 22, 2013).

10.6
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, dated March 14, 2013. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 2013).

10.7
Receivables Purchase Agreement, dated as of February 19, 2013, by and between PAREXEL International, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2013).

10.8
Term Loan Facility Agreement, dated January 22, 2013, between HSBC Bank, National Association and PAREXEL (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 2013).

10.9
Term Loan Facility Agreement, dated January 22, 2013, between TD Bank, N.A. and PAREXEL (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 22, 2013)

10.10
Term Loan Facility Agreement, dated January 22, 2013, between U.S. Bank National Association and PAREXEL (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 22, 2013)

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
* Denotes management contract or any compensatory plan, contract or arrangement