Form 10-K
period 2013-06-30
PAREXEL INTERNATIONAL CORP
filed 2013-08-22
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2012 was approximately $1,671 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 16, 2013 there were 56,217,133 shares of common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 12, 2013 are incorporated by reference into Part III of this report.

1

i

PART I

ITEM 1. BUSINESS
GENERAL
PAREXEL International Corporation (“PAREXEL,” “the Company,” or “we”) is a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, ClinPhone randomization and trial supply management services (“ ClinPhone RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch and commercialization services, we seek to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new therapies. For large pharmaceutical and biotechnology companies, outsourcing these types of services to us provides those companies with a high-quality, variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from our technical resource pool, broad therapeutic area expertise, other advisory services, and global infrastructure, all of which are designed to expedite parallel, multi-country clinical trials and accelerate time-to-market. For smaller bio-pharma companies, we provide access to expertise and a virtual and global network that enables them to develop their new products. Our vision is to integrate and build critical mass in the complementary businesses of clinical research, medical communications and drug development, as well as related information technology products and integration services. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, reductions in drug patent exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization of clinical trials, productivity issues, upcoming patent expirations, more stringent government regulations, and pricing pressure. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the bio-pharma product development process. Moreover, many of our clients are reassessing how they conduct their R&D activities and are now engaging in outsourcing at a more strategic level. One consequence of this reassessment is higher concentrations of their outsourced clinical development activities with a smaller number of providers. We have been successful in winning many strategic partnerships. We believe that our broad range of offerings, our global presence, our information technology solutions, and our expertise in clinical drug development position us well to continue to participate in these strategic partnerships.
We are one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we manage 77 locations and have approximately 14,700 employees throughout 51 countries around the world. We have operations in healthcare markets around the world, including the United States (“U.S.”), Argentina, Australia, Austria, Belarus, Belgium, Bosnia, Brazil, Canada, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Estonia, Finland    , France, Georgia, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea,     Latvia, Lithuania, Malaysia, Mexico, the Netherlands, Norway, Peru, the Philippines, Poland, Romania, Russia, Serbia, Singapore, Slovakia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom (“U.K.”), and Vietnam. During our fiscal year ended June 30, 2013 (“Fiscal Year 2013”), we derived 46.0% of our service revenue from our U.S. operations and 54.0% from our non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report.

We were incorporated in 1983 as a regulatory affairs consulting firm and are a Massachusetts corporation. Josef H. von Rickenbach, our Chairman of the Board and Chief Executive Officer, was a co-founder. Since our inception, we have executed a focused growth strategy embracing internal expansion as well as strategic acquisitions to expand or enhance our portfolio of services, geographic presence, therapeutic area knowledge, information technology capabilities, and client relationships.
We have completed three acquisitions over the past five fiscal years, including the acquisitions of HERON Group LTD (“HERON”) in April 2013, LIQUENT Inc. (“LIQUENT”) in December 2012, and ClinPhone Plc (“ClinPhone”) in August 2008. The acquisition of HERON is intended to strengthen our ability to offer our clients a full spectrum of services that aid in developing products with reimbursement and market access strategies.  Over the past thirteen years, HERON has built one of the largest independent evidence-based consultancies and has achieved a market leadership position. We believe that HERON helps to enhance the portfolio of services that we provide through our PAREXEL Consulting and Medical Communications Services (“PCMS”) business and enhances the expertise brought to the design and implementation of Phase III/IV studies. LIQUENT is a leading global provider of RIM solutions. By combining LIQUENT with our Perceptive Informatics (“Perceptive”) segment, we strengthened our capabilities by adding a regulatory information technology platform to provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire lifecycle of a product. We believe this acquisition also benefits the PCMS business because we are able to leverage significant expertise in regulatory information management outsourcing. ClinPhone's strong clinical technology offering was combined with our Perceptive segment to provide an extensive line of products and services throughout the entire clinical development lifecycle. Biopharmaceutical companies have increasingly requested technology solutions and expertise to support the full range of clinical development activities while improving the speed and efficiency of clinical programs. We believe that the broad technological offering that we provide gives clients a stronger, more comprehensive suite of clinical information technologies.
DESCRIPTION OF BUSINESS
We provide a broad range of expertise in clinical research, medical communications, consulting, commercialization and informatics, and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We have three reporting segments: Clinical Research Services (“CRS”), PCMS, and Perceptive.
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
Perceptive provides information technology solutions designed to improve product development processes of our clients. Perceptive’s portfolio of products and services includes ClinPhone RTSM, medical imaging services, RIM, CTMS, EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.
The revenue generated by each of our business segments for each of the last three fiscal years is described below under the heading for each segment. The gross profit of each segment for each of the last three fiscal years is described in Note 17 to the consolidated financial statements included in Item 8 of this annual report. We have a global infrastructure supporting our business segments and, therefore, assets are not identified by reportable segment.
CLINICAL RESEARCH SERVICES (CRS)
Our CRS business segment generated service revenue of $1,303.6 million, or 75.2%, of our consolidated service revenue in Fiscal Year 2013, $1,038.7 million, or 74.4%, of our consolidated service revenue in our fiscal year ended June 30, 2012 (“Fiscal Year 2012”), and $922.8 million, or 76.1%, of our consolidated service revenue in our fiscal year ended June 30, 2011(“Fiscal Year 2011”).
CRS offers complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for biopharmaceutical products. We have performed services in connection with clinical trials in most therapeutic areas, including: Oncology, Cardiology, Infectious Diseases, Neurology, Allergy/Immunology, Endocrinology/Metabolism, Gastroenterology, Obstetrics/Gynecology, Orthopedics, Pediatrics, Psychiatry, Pulmonology, Rheumatology, Dermatology, Genitourinary, Ophthalmology, and Transplantation. Our multi-disciplinary clinical trials group examines a product’s existing preclinical and clinical data to design clinical trials to provide evidence of the product’s safety and efficacy.

CRS can manage many aspects of clinical trials including: study protocol design; Case Report Form (“CRF”) design; site and investigator recruitment; patient enrollment; study monitoring and data collection; data management; biostatistics and programming; report writing; medical services; project management; and clinical logistics.
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
Early Phase – The Early Phase business unit of CRS encompasses the early stages of clinical testing, when a product is first evaluated in humans to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase business unit of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients of various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. A bioanalytical laboratory, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is also located in Bloemfontein. With these locations, the Early Phase business unit offers clinical pharmacology services (including bioanalytical services) with a total of 405 dedicated beds (cooperating partners not included) on three continents.
Phase II-III/PACE – The Phase II-III/Peri Approval Clinical Excellence (“PACE”) business unit of CRS encompasses the later stages of clinical testing. CRS assists clients with one or more of the aspects of clinical trials and observational studies described below. CRS performs both full-service and single- or multi-service projects. As a result, our involvement may range from participating in just one aspect of a clinical trial or observational study to all aspects. These services include the following, the majority of which are also provided by our Early Phase business unit:

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

•
CRF Design – Once the study protocol has been finalized, a paper or electronic CRF must be developed. The CRF is the critical document for collecting the necessary clinical data as dictated by the study protocol. It may change at different stages of a trial.

•
Site and Investigator Recruitment – The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors (referred to as investigators) at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to thousands of investigators who have conducted clinical trials for us. We provide additional services at the clinical site to assist physicians and expedite the clinical research process.

•
Patient Enrollment – The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the clinical test and the investigational product and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product under investigation or a control (for example, a placebo) and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

•
Study Monitoring and Data Collection – As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs, either electronically or paper-based. CRFs are transmitted electronically from study sites or collected by specially trained persons known as clinical monitors. Sites are closely managed over the telephone/internet and monitors visit the sites as needed to ensure that the CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and regulatory requirements. We offer several EDC technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the adverse events reporting guidelines and related regulatory requirements of the FDA and other relevant regulatory agencies. Approximately 90% of new trials are EDC-based.

•
Data Management – Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and all applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data is then submitted in a format prescribed by the sponsor. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

•
Biostatistics and Programming – Our biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis, and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans, and design report formats to address the objectives of the study protocol as well as the client’s individual objectives. Working with programming staff, biostatisticians/epidemiologists perform appropriate analyses and produce tables, graphs, listings, and other applicable displays of results according to an analysis plan. Our biostatisticians/epidemiologists may also represent clients during panel hearings at the FDA and other regulatory agencies.

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

•
Project Management – Throughout the entire spectrum of activities described above, our CRS segment provides project management services. These services entail providing overall leadership to our project team, acting as the main client liaison, project planning, managing progress against study goals and deliverables, budget management, progress and metrics reporting, and issue resolution. These project management services are offered on all types of studies – single-service, multi-service, or full-service.

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
PAREXEL CONSULTING AND MEDICAL COMMUNICATIONS SERVICES (PCMS)
Service revenue from the PCMS business segment represented $202.5 million, or 11.7% of consolidated service revenue in Fiscal Year 2013, $167.1 million, or 12.0% of consolidated service revenue in Fiscal Year 2012, and $129.7 million, or 10.7% of consolidated service revenue in Fiscal Year 2011.

We conduct our PCMS operations through five groups:

•
Integrated Product Development Consulting – Our Integrated Product Development (“IPD”) consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, Japan and emerging markets in Asia, Middle East, North Africa, and Latin America. These services include drug and device development and regulatory strategy design, scientific and technical evaluation, writing and review services, preparation, review and submission of regulatory applications (both for clinical trials and for marketing authorizations) to regulatory authorities in dozens of countries, regulatory training for client personnel, and expert liaison with the FDA, EMA, and other regulatory agencies around the world. Our IPD consulting group works closely with clients to design product development and regulatory strategies and comprehensive registration programs. Our product development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and form regulatory agencies such as the FDA and agencies in the UK, Germany, The Netherlands, Sweden, and France. Our experts review existing published literature and regulatory precedents, evaluate the client's scientific and technical data of a product (Non-Clinical, Clinical, Chemistry, Manufacturing and Controls (“CMC”) and Regulatory) based on their individual and collective expertise and experience, assess the competitive and regulatory environments in specific relation to our clients’ products and business goals, identify deficiencies in client product documentation (“gap analysis”), and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in markets around the world.

•
Clinical Trial Regulatory Services – Our Clinical Trial Regulatory Services team helps clients to efficiently submit clinical trial applications (CTAs) to regulatory authorities throughout the world. We manage successful interactions with regulatory agencies and deliver regulatory submissions in more than 75 countries throughout the world.

•
Strategic Compliance Consulting – Our Strategic Compliance group offers a range of specialized clinical and manufacturing consulting services designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing compliance strategy, assistance with addressing regulatory agency enforcement issues, risk management, GCP, GLP, GTP and current GMP audits, consent decrees, pre-approval inspection readiness, process optimization, organizational alignment, and training. Our Strategic Compliance group offers its clients experienced regulatory and industry professionals – formerly from the FDA or from the quality departments of major biotech, pharmaceutical, and medical device companies.

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

•
Commercialization Consulting Services – Our Commercialization Consulting Services group provides commercialization strategies and deliverables that assist clients in understanding how changing marketplace dynamics may impact product development, product reimbursement, patient access and commercial success. We identify, gather, analyze, and communicate data that is critical to maximizing product value and commercial success. Our service lines include strategic market access planning, systematic reviews for evidence development, economic modeling and evaluation, pricing, reimbursement strategies, global value dossier writing, and engagement with Health Technology Assessment authorities. The acquisition of HERON is intended to strengthen our ability to offer our clients a full spectrum of services that aid in developing products through reimbursement and market access strategies.  We help our clients better prepare their products for the market, better prepare the market for their products and demonstrate product value in the marketplace.

PERCEPTIVE INFORMATICS (PERCEPTIVE)
Service revenue from our Perceptive business represented $228.3 million, or 13.1% of consolidated service revenue in Fiscal Year 2013, $190.7 million, or 13.6% of consolidated service revenue in Fiscal Year 2012, and $159.5 million, or 13.2% of consolidated service revenue in Fiscal Year 2011.

Perceptive products and service lines include:

•
eClinical Suite – Perceptive offers most of our proprietary products and services (described below) in a single scalable technology platform, providing a unified framework to access a suite of seamlessly integrated application, data and information associated with clinical trials and programs. The increase in individual technology applications adopted in clinical trials has created new integration challenges and workflow inefficiencies, resulting in unintended loss of productivity. Perceptive MyTrials addresses this challenge by providing sponsors and investigative site users with a single place to plan, design and conduct their clinical trials through full data integration and application convergence.

•
ClinPhone Randomization & Trial Supply Management (ClinPhone RTSM) – Perceptive provides automated randomization and logistics management through its ClinPhone RTSM solutions. Our services include both Interactive Voice Response (“IVR”) and Interactive Web Response (“IWR”) technologies. The ClinPhone RTSM solutions are used in clinical trials to achieve treatment group balance, eliminate selection bias, and limit the predictability of treatment allocations, all of which are designed to comply with the latest regulatory requirements. ClinPhone RTSM allows effective real-time implementation of randomization algorithm modifications required for adaptive trial designs.

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

•
Clinical Trial Management System (CTMS) – We offer CTMS solutions to assist biopharmaceutical companies with the complex process of planning and managing clinical trials. Our IMPACT® solution provides established global pharmaceutical companies and service organizations with flexible options that include hosted or on-premise solutions.

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

•
Electronic Patient Reported Outcomes (ePRO) – Patient self-reported data is increasingly playing a key part in efficacy and quality of life assessment, patient recruitment, symptom and safety information and medical compliance monitoring. Our ePRO solutions provide the flexibility to choose among the most commonly used ePRO methods, IVR, Web, personal digital assistant (“PDA”), and computer tablet (“Tablet”):

◦	IVR (Interactive Voice Response) – Our IVR platform enables ePRO delivery using the subject’s own telephone, making it highly cost-effective and simple to deploy;

◦
Web/IWR (Interactive Web Response) – The Web offers all of the advantages and benefits of IVR as subjects use any desktop or laptop connected to the Internet to securely access the ePRO application; and

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

•
LIQUENT Regulatory Information Management –We offer software and professional service solutions designed to support the regulatory business processes of our life science clients. Our product suite, LIQUENT InSight®, is an end-to-end, integrated RIM platform. LIQUENT InSight provides our clients with regulatory submission planning, publishing, viewing and registration management capabilities necessary to get their products to market and effectively maintain them throughout their lifespan. We also provide a full complement of flexible Regulatory Affairs consulting and Regulatory Operational outsourcing services to help our clients meet the demands of a dynamic regulatory landscape.

INFORMATION TECHNOLOGY
We are committed to investing in information technology designed to help us to provide high quality services; competitive and cost-effective client-facing solutions; and well-managed internal resources. We have built our information technology solutions by developing proprietary technology as well as purchasing and integrating commercially available information technology solutions that address critical aspects of our business. The proprietary technology we use supports project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.
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
CLIENTS
We have in the past derived, and may in the future derive, a significant portion of our service revenue from both an individual client and a core group of clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years due to our increasing number of strategic partnerships. Our five largest clients accounted for 50%, 40.5% and 35% of our consolidated service revenue in aggregate for Fiscal Year 2013, Fiscal Year 2012, and Fiscal Year 2011, respectively. Two clients, Pfizer and Merck, individually accounted for 17% and 12%, respectively, of consolidated service revenue in Fiscal Year 2013. No single client accounted for 10% or more of consolidated service revenue in Fiscal Year 2012 or Fiscal Year 2011.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2013 was approximately $4.61 billion, compared with approximately $4.39 billion at June 30, 2012, an increase of 5.0%. Subject to the matters addressed in the following paragraph, we anticipate that approximately $1.9 billion of the backlog will be recognized as revenue in our fiscal year ending June 30, 2014 (“Fiscal Year 2014”).
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
COMPETITION
We compete with other biopharmaceutical outsourcing services companies and other clinical research organizations (“CROs”) that provide one or more of the services currently being offered by us. Some of the larger biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., inVentiv Health, INC Research, and Icon plc, offer services that compete directly with our services at many levels.
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
CRS
The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills, and capabilities. Our CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical outsourcing services companies, small specialty CROs, and to a small extent, universities, teaching hospitals, and other site organizations. The primary competitors for our CRS business include Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., and Icon plc.
CRS generally competes on the basis of:

•	a broad international presence with strategically located facilities and access to end markets;

•	the ability to organize and manage large-scale clinical trials on a global basis;

•	the ability to recruit investigators and patients expeditiously;

•	medical and scientific expertise in a specific therapeutic area;

•	quality of services;

•	breadth of services;

•	the ability to integrate information technology with systems to improve the efficiency of clinical research;

•	previous experience with a client or a specific therapeutic area;

•	the ability to manage large and complex medical databases;

•	the ability to provide statistical and regulatory services;

•	financial strength and stability; and

•	price.
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

We believe that a central differentiator of our PCMS service offering is our combination of scientific, regulatory and commercialization expertise. We consider PCMS’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access consulting, and global commercialization and communications strategies. We believe that this broad range of capabilities enables us to help our clients in any country get the right product to the correct global markets and the appropriate patients in an efficient and effective manner.
PERCEPTIVE
Our Perceptive business competes primarily with biopharmaceutical services companies, information technology companies, and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. Perceptive’s key competitive strength is its combination of technological expertise and knowledge of clinical development. Additionally, Perceptive’s offerings provide substantial synergies to our customers and CRS services.
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
EMPLOYEES
As of June 30, 2013, we had approximately 14,700 full-time equivalent employees. Approximately 29% of our employees are located in the United States and approximately 71% are located internationally. We believe that we have good relationships with our employees.
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
Clinical research services provided by PAREXEL in the U.S. are subject to established and evolving FDA regulations. We are obligated to comply with FDA requirements governing activities such as obtaining Institutional Review Board (IRB) approval and patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 Code of Federal Regulations Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP or GPP standards by the study sponsors and the FDA and other agencies (for example the EMA and the Japanese Pharmaceutical and Medical Devices Agency) during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical study and in non-approval or non-clearance of a product application submitted to the FDA or other regulatory agencies around the world.
The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies around the world. The standard for the conduct of clinical research and development studies is embodied in GCP, a set of international standards and guidelines, which stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing, and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in compliance with GCP. Effective May 1, 2004, the European Union (“EU”) enacted the Clinical Trials Directive (the “Directive”) in an attempt to harmonize the regulatory requirements of the member states of the EU for the conduct of clinical trials in its territory. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 28 Member States of the EU. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process, in the EU as well as many other countries, includes all of the risks and potential delays associated with the FDA approval process.

Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which we operate. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. We have managed simultaneous regulatory submissions in more than one country for a number of drug sponsors for more than ten consecutive years. Beginning in 1990, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and regulators in Australia, Canada, the EU, Japan and Latin American countries, although there can be no advance assurance that the submission of such data to any regulatory authority will result in regulatory approval for marketing of the product. The ICH process has sanctioned a single common format for drug and biologic marketing authorization applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.
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
Preclinical Research (approximately 1 to 3.5 years) – In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be submitted to the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, chemistry, manufacturing and control information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In addition, clinical trials cannot begin at a particular study site until approved by the site's Institutional Review Board ("IRB"), which is an independent expert body charged with protecting patient safety and privacy. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.
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
Phase III includes larger scale, multi-center, comparative clinical trials conducted with patients afflicted by a target disease, in order to provide enough data for a valid statistical test of safety and efficacy required by the FDA and others, and to provide an adequate basis for product labeling.
The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.
NDA or Biologic License Application (“BLA”) Preparation and Submission – Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA (New Drug Application) or BLA in CTD format as of July 1, 2003, which today comprises, on average, roughly 100,000 pages. Typically, an NDA or BLA must be accompanied by payment of a statutory fee (this fee was more than $2 million in Fiscal Year 2013).
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
Post-Marketing Surveillance and Phase IV Studies – Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug or biologic for as long as the manufacturer markets the product (post-marketing surveillance). If the product is marketed outside the U.S., these reports must include data from all countries in which the product is sold. Additional studies (Phase IV) may be required by the FDA as a condition of the product’s approval to assess safety or verify clinical benefit or may be voluntarily undertaken after initial approval to find new uses for the product, to test new dosage formulations, or to confirm selected non-clinical benefits (e.g., increased cost-effectiveness or improved quality of life). Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA and other major regulatory agencies ask sponsor companies to prepare risk management plans for approved and marketed drugs and biologics, aimed at assessing areas of drug risk and plans for managing such risks should they materialize. The passage of the FDA Amendments Act of 2007 imposed additional requirements on sponsors to address drug safety (for example, through a plan called Risk Evaluation and Mitigation Strategies or REMS), to conduct post-marketing studies required by the FDA and to submit clinical trial information, including clinical study results, of investigational and marketed drugs (as well as medical devices) to a databank maintained by the National Institutes of Health and accessible to the public on the Internet (www.clinicaltrials.gov). This was done in order to increase the “public transparency” of clinical results.
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
REGULATION OF PATIENT INFORMATION
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economics and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
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
REGULATION OF HEALTH INDUSTRY ARRANGEMENTS
Since the U.S. Medicare program will pay for certain costs of qualifying clinical drug trials, as well as certain reasonable and necessary items and services used to diagnose and treat complications arising from participation in clinical trials, the conduct of such trials may be subject to laws and regulations that are intended to prevent misuse of such government health care program funding. In the U.S., these laws include, among others, the False Claims Act, which prohibits submitting or causing the submission of improper claims for government health care program payments; the so-called Stark physician self-referral law, which prohibits physicians from referring or billing for certain designated health services performed or provided by an entity in which the physician or an immediate family member has a financial compensation or ownership interest; and the health care anti-kickback law, which prohibits paying, offering to pay, or receiving payment in exchange for the referral of services or devices that are covered under a federal health care program, and which therefore restrict the permissibility of financial and promotional arrangements with patients, physicians, investigators, and study sites, such as, for example, financial incentives for physicians to enroll study participants or for patients, investigators or study sites to participate in a trial. Violations of these restrictions are subject to potentially severe administrative, civil and criminal penalties that could have a substantial and material adverse effect on our business, our reputation, and our continued ability to offer our biopharmaceutical outsourcing services.
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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Part I, Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 (“MD&A”) contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”).
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
Our clients generally can terminate their contracts with us upon 30 to 60 days' notice or can delay the execution of services. The loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our operating results, possibly materially. We have in the past experienced large contract cancellations and delays, which have adversely affected our operating results. The loss of a strategic partner could potentially have a material adverse effect on our business and financial statements.
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
An unfavorable economic environment may negatively impact our financial performance as a result of client defaults and other factors.
Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect us. These factors include the current sovereign debt crisis impacting certain European countries, including Greece, Italy, Ireland, Portugal, and Spain and related financial restructuring efforts. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $14.6 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we expect that all costs associated with this and prior restructuring plans have been recorded as of June 30, 2013, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
Restructuring also presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.
The fixed price nature of our contracts or failure to document change orders could hurt our operating results.
Approximately 90% of our contracts are fixed price. If we fail to accurately price our contracts, if we experience significant cost overruns that are not recovered from our clients, or if we do not properly document changes to work orders under existing contracts, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.
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
We rely on third parties and the transportation industry for important services.
We depend on third parties to provide us with products and services critical to our business. The failure of any of these third parties to adequately provide the needed products and services including, without limitation, transportation services, could have a material adverse effect on our business. Our clinical logistics services and other businesses are also heavily reliant on air travel for transport of clinical trial kits and other material, research products, and people, and a significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.
If our business, including Perceptive, is unable to maintain continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions, its business will be harmed.
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
Finally, long-term disruptions to infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly in areas where we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.
Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position.
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 54.0% and 58.4% of total consolidated service revenue for Fiscal Year 2013 and Fiscal Year 2012, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 36.0% and 39.8% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.0% and 14.7% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative impact from changes in tax laws affecting any repatriation of profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

•
the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance.

Our operating results are impacted by the health of the global and local economies in which we operate. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, rising interest rates, financial market volatility and recession.
If we cannot retain our highly qualified management and technical personnel, our business would be harmed.
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our President and Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with the level of specialized knowledge of our products and services and the biopharmaceutical outsourcing services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party upon notice to the counterparty.
In addition, in order to compete effectively, we must attract and retain qualified sales, professional, scientific, and technical operating personnel. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, or industry specific expertise, is intense. We may not be successful in attracting or retaining key personnel.
Risks Associated with our Financial Results
Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $38.3 million for the fiscal quarter ended June 30, 2013, $36.6 million for the fiscal quarter ended March 31, 2013, $31.4 million for the fiscal quarter ended December 31, 2012, $29.8 million for the fiscal quarter ended September 30, 2012, and $25.5 million for the fiscal quarter ended June 30, 2012. Factors that cause these variations include:

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
Backlog may not result in revenue.
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
Our revenue and earnings are exposed to exchange rate fluctuations, which have substantially affected our operating results.
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency exchange rate fluctuation, service revenue for Fiscal Year 2013 was negatively impacted by approximately $15.1 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2013 and Fiscal Year 2012, approximately 13.0% and 19.5% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 2.6% and 3.9%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

•
Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional (local) currency. We also may be subject to foreign currency transaction risk based upon our internal contracts and the extent of work performed by a particular region. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign currency exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

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
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions in which no tax benefit can be recognized;

•	the repatriation of foreign earnings to the U.S.;

•	actual and projected full-year pretax income;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
These changes may cause fluctuations in our effective income tax rate that could cause fluctuation in our earnings and earnings per share, which could affect our stock price.
Our results of operations may be adversely affected by the results of regulatory tax examinations.
We are subject to value added tax, customs tax, sales and use tax, withholding tax, payroll tax, income tax, and other taxes as a result of the operations of our business. The regulators from the various jurisdictions in which we operate periodically perform audits. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our vendors and customers until the present, which may affect our business in an adverse manner. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.
Our results of operations may be adversely affected if our goodwill or intangible assets are impaired.
As of June 30, 2013, our total assets included $423.0 of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we do not take these actions and are not able to manage the expanded business, the expanded business may be less successful than anticipated. We may be required to allocate existing or future resources to the expanded business, that in either case, we would have otherwise allocated to another part of our business.
If we are unable to successfully execute our acquisition strategies, our business, results of operations and financial condition could be adversely impacted.
Historically our growth strategy has been based in part on our ability to acquire existing businesses, services or technologies. We do not know whether in the future we will be able to:

•	identify suitable businesses or technologies to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	successfully integrate their operations into our own;

•	obtain financing necessary for an acquisition at all or on commercially acceptable terms; or

•	retain key personnel and customers of acquired businesses.
We compete with other potential buyers for the acquisition of existing businesses and technology. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive securities or interest-bearing debt, transaction costs, and diversion of management's attention from other business concerns.
If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. For example, in December 2012, we completed the acquisition of LIQUENT, a leading regulatory information management solutions organization. In April 2013, we acquired HERON, a leading market access and reimbursement consulting company. The success of our acquisition strategy will depend upon, among other things, our ability to:

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
Our failure to execute our acquisition strategies, including the identification of potential acquisitions, completing targeted acquisitions, and integrating completed acquisitions, could have a material adverse effect on our business, financial condition and results of operations.
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
Pharmaceutical and biotechnology companies have been entering into strategic partnerships with clinical research organizations over the past few years. To the extent we are not selected or do not otherwise enter into a strategic partnership with a sponsor, future business with that sponsor may be limited.
Because we depend on a small number of industries, and there is a concentration of large clients in those industries, the loss of business from a significant client could harm our business, revenue and financial condition.
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2013, 2012, and 2011, our five largest clients accounted for approximately 50%, 40.5%, and 35% of our consolidated service revenue, respectively. Our two largest clients individually accounted for 17% and 12% of consolidated service revenue in Fiscal Year 2013. In Fiscal Year 2014, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
Our business is subject to numerous governmental regulations, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval, the conduct of clinical trials, and limitations on activities relating to delivery of health care items or services that are paid for with government health care program funding. In addition, we may be obligated to comply with or to assist our clients in complying with regulations that apply to our clients, including the Physician Payment Sunshine Act, which will require manufacturers and group purchasing organizations to report all payments or transfers of value to health care providers and teaching hospitals. If we fail to comply with these governmental regulations, such non-compliance could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to civil monetary penalties or, in certain cases, criminal fines and penalties. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.
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
Our CRS business primarily involves the testing of experimental drugs and medical devices on consenting human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for a number of reasons, including, but not limited to:

•	personal injury or death to patients who participate in the study or who use a product approved by regulatory authorities after the clinical research has concluded;

•	general risks associated with our Early Phase facilities, including professional malpractice of physicians, nurses and other medical care providers; and

•	errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial or study.
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
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
The European Union and its member states, as well as other countries, such as Canada, Argentina, Japan and other Asian countries, and state governments in the United States, have adopted and continue to implement new medical privacy and general data protection laws and regulations. In those countries, collecting, processing, using and transferring an individual’s personal data is subject to specific requirements, such as obtaining explicit consent, processing the information for limited purposes and restrictions with respect to cross-border transfers. Many countries and almost all states in the United States have adopted data security breach laws that require the user of such data to inform the affected individuals and, in some cases, government authorities and the general public of security breaches. In order to comply with these laws and regulations and corresponding contractual demands from our clients, we must maintain internal compliance policies and procedures, and we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations, contractual commitments, or other duties relating to the use, privacy or security of health information, we could be subject to civil liability or criminal penalties and it may be necessary to modify our business practices.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and PAREXEL, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition that was compliant with generally accepted accounting principles in the U.S. We have since changed our internal controls to address this material weakness and concluded in Fiscal Year 2013 that our internal controls related to our accounting for business combinations were operating effectively. Nevertheless, we may identify other significant deficiencies or material weaknesses which we may not be able to remediate in a timely manner or at all.
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
As of June 30, 2013, we had $437.5 million principal amount of debt outstanding and remaining borrowing availability of $71.0 under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
In addition, the terms of the 2013 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2013 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the credit facility and the Note Purchase Agreement would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
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
The agreements in connection with our 2013 Credit Agreement and in our short term debt facilities include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	buy back our common stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	make specified restricted payments; and

•	sell certain assets or merge with or into other companies.
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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 16, 2013, the closing sales price of our common stock on the Nasdaq Global Select Market was $47.73 per share. During the period from June 30, 2008 to June 30, 2013, our common stock traded at prices ranging from a high of $49.02 per share to a low of $6.11 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:

•	operating results;

•	earnings estimates by industry analysts;

•	market conditions in our industry or the pharmaceutical and biotechnology industries;

•	prospects of healthcare reform;

•	changes in government regulations;

•	general economic conditions, and

•	our effective income tax rate.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2013, we occupied approximately 2,355,000 square feet of building space, primarily office space, in 77 locations in 38 countries under various leases that expire between 2013 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	765,000
Europe, Middle East & Africa	1,066,000
Asia/Pacific	524,000
Total	2,355,000
Our largest facilities are located in (a) the United States, where we occupy approximately 690,000 square feet, (b) Germany, where we occupy approximately 429,000 square feet, (c) the United Kingdom, where we occupy approximately 250,000 square feet, (d) India, where we occupy approximately 181,000 square feet, and (e) South Africa, where we occupy approximately 98,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PCMS and Corporate	2019
Berlin, Germany	382,000	All Business Segments and General & Administrative	2013 - 2035
Billerica, MA	265,000	All Business Segments and General & Administrative	2018 - 2025
Hyderabad, India	149,000	All Business Segments and General & Administrative	2016 - 2017
Uxbridge, UK	88,000	CRS, PCMS and General & Administrative	2022
Nottingham, UK	80,000	Perceptive and General & Administrative	2014 - 2018
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2013 and 2012, respectively.

	2013		2012
	High	Low	High	Low
First Quarter	$31.56	$25.95	$24.24	$15.26
Second Quarter	$33.13	$28.45	$22.99	$17.99
Third Quarter	$39.75	$30.39	$28.74	$20.11
Fourth Quarter	$49.02	$38.51	$28.93	$23.75
As of August 16, 2013, there were approximately 144 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.
Under the terms of the 2011 and 2013 Credit Agreements, which is described in “Credit Agreements” in Part II, Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of its common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.
STOCK REPURCHASE PROGRAM
In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  While the Program did not obligate us to acquire any particular dollar value or number of shares of common stock, we repurchased $197.6 million of our common stock from the period September 2012 to June 2013, with the remaining $2.4 million of purchases occurring early in July 2013. This was achieved by entering into two separate $50 million accelerated share repurchase ("ASR") agreements and two separate $50 million open market agreements (the "Open Market Agreements") as described below. The Fiscal Year 2013 buyback activity also resulted in a reduction of our stockholders' equity of $197.6 million for the value of shares repurchased and retired by the Company.
In September 2012, we entered into an ASR agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million. In March 2013, we finalized the settlement of the September Agreement and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares were in addition to the initial 1,328,462 shares of our common stock delivered to us in September 2012. The total number of shares repurchased under the September Agreement was 1,563,360 at an average price per share of $31.98.
In March 2013, we entered into a second $50 million ASR agreement (the “March Agreement”) with JPMorgan. Pursuant to the March Agreement, JPMorgan delivered 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. In July 2013, subsequent to our fiscal year end, we finalized the settlement of the March Agreement and received an additional 101,247 shares representing the final shares delivered by JPMorgan. As of June 30, 2013, we recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. The total number of shares repurchased under the March Agreement was 1,146,179 at an average price per share of $43.62.
During Fiscal Year 2013, we also entered into two separate $50 million Open Market Agreements to buy back an additional $100 million of our common stock under the Program. For Fiscal Year 2013, we purchased 2,697,675 shares pursuant to the Open Market Agreements at an average price of $36.17 per share for a total of $97.6 million in common stock repurchases. As of June 30, 2013, approximately $2.4 million remained available under the Program for the purchase of additional shares. In

July 2013, we purchased an additional 51,071 shares in the open market and completed our available purchases under the Program. Upon the completion of the purchases under our Open Market Agreements in July 2013, the total number of shares repurchased under the Open Market Agreements was 2,748,746 at an average price per share of $36.38.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the March Agreement, the Program was completed. No further share repurchases have been authorized as of the date of this annual report.
The following table provides information about repurchases of our equity securities, including those under the Program described above, during the three months ended June 30, 2013:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	353,940		$39.84	353,940	$34.6 million
May 1, 2013 - May 31, 2013	366,714		$45.66	366,714	$17.8 million
June 1, 2013 - June 30, 2013	399,989	*	$46.58	331,417	$2.4 million
Total	1,120,643			1,052,071
*On June 4, 2013, the Company redeemed for cash 68,572 shares of its common stock that were held in the rabbi trust used to fund the Company's Nonqualified Deferred Compensation Plan. The shares were held in the trust for the benefit of Josef H. von Rickenbach, the Company's Chairman and Chief Executive Officer, and were redeemed at the request of Mr. von Rickenbach. The shares were redeemed at a price equal to the closing price of the Company's common stock on the NASDAQ Global Select Market on June 3, 2013.

COMPANY STOCK PERFORMANCE GRAPH
Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2008 through June 30, 2013, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on June 30, 2008 in PAREXEL’s common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2008	2009	2010	2011	2012	2013
PAREXEL International Stock	$100	$55	$82	$90	$107	$175
Nasdaq Composite Index	$100	$80	$92	$121	$128	$148
Nasdaq Health Care Index	$100	$90	$99	$126	$142	$187
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2013 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30,
(in thousands, except per share data and number of employees)	2013	2012	2011	2010	2009
OPERATIONS
Service revenue	$1,734,442	$1,396,508	$1,212,099	$1,131,039	$1,050,755
Income from operations (1)	$136,123	$88,802	$81,630	$83,109	$75,644
Net income	$95,972	$63,158	$48,786	$41,542	$39,307
Basic earnings per share	$1.64	$1.06	$0.83	$0.72	$0.68
Diluted earnings per share	$1.61	$1.05	$0.81	$0.71	$0.68
FINANCIAL POSITION
Cash and marketable securities	$274,164	$213,579	$89,056	$107,413	$96,352
Working capital	$403,229	$359,590	$317,298	$167,498	$191,705
Total assets	$1,779,624	$1,532,156	$1,429,483	$1,220,710	$1,224,461
Short-term debt	$20,399	$5,003	$5,867	$32,082	$32,090
Long-term debt	$424,074	$211,784	$240,102	$183,707	$247,083
Stockholders’ equity	$538,946	$609,675	$566,004	$439,555	$414,745
OTHER DATA
Purchases of property and equipment	$81,089	$74,403	$60,153	$78,959	$75,181
Depreciation and amortization	$73,186	$66,172	$65,480	$60,320	$52,928
Number of employees	14,690	12,695	10,550	9,720	9,275
Weighted average shares
Basic	58,388	59,464	58,634	58,062	57,538
Diluted	59,447	60,426	59,874	58,756	57,847

(1)	The fiscal year ended June 30, 2013 includes a $1.2 million net reduction to restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.

The fiscal year ended June 30, 2012 includes restructuring charges consisting of $4.3 million in severance costs, $1.9 million of facility-related costs and $0.6 million of legal charges in conjunction with an adverse judgment related to an exited facility.

The fiscal year ended June 30, 2011 includes restructuring charges consisting of $4.1 million of facility-related costs, $1.3 million in severance costs, and $3.1 million in impairment charges related to exited facilities.

The fiscal year ended June 30, 2010 includes restructuring charges consisting of $0.5 million related to accelerated depreciation, $5.2 million of facility-related costs and $11.6 million in severance costs; $4.3 million in legal settlement costs related to a small acquisition which was completed several years ago; and the release of $1.1 million in certain reserves due to lower than expected wind-down costs related to the $15 million accrual established in the second quarter of Fiscal Year 2009 for a client contract default (see next paragraph).

The fiscal year ended June 30, 2009 includes $15.0 million in other charges ($12.3 million for bad debt expense and $2.7 million in anticipated wind-down costs and related expenses for service fees, pass-through costs, and investigator fees).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We are a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management ("RIM") solutions, ClinPhone randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting and Medical Communications Services (“PCMS”), and Perceptive Informatics (“Perceptive”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri-Approval Clinical Excellence (“PACE”). Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, pharmacovigilance, and investigator site services. CRS also includes our clinical supply and drug logistics business. We have aggregated Early Phase with Phase II-III/PACE due to economic similarities in these operating segments.

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

We conduct a significant portion of our operations in foreign countries. Approximately 54.0% and 58.4% of our consolidated service revenue for the fiscal years ended June 30, 2013 and June 30, 2012, respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For the Fiscal Year 2013, approximately 13.0% of total consolidated service revenue was from Euro-denominated contracts and approximately 2.6% of total consolidated service revenue was from pound sterling-denominated contracts. For the Fiscal Year 2012, approximately 19.5% of total consolidated service revenue was from Euro-denominated contracts and approximately 3.9% of total consolidated service revenue was from pounds sterling-denominated contracts.
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
REVENUE RECOGNITION
We derive revenue from the delivery of services or software solutions to clients in the worldwide pharmaceutical, biotechnology, and medical device industries. We recognize revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.
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
Within Perceptive’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services is recognized over the service period.
Critical management estimates may be involved in the determination of the customer relationship period, and other revenue elements. Changes to these elements could affect the amount and timing of revenue recognition.
BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Billed accounts receivable represent amounts for which invoices have been sent to clients based upon contract terms. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients due to contract terms. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Critical management estimates may be involved in the determination of “collectability” and the amounts required to be recorded as provisions for losses on receivables.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition and is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Our impairment testing for goodwill and an indefinite-lived intangible, the ClinPhone RTSM tradename, involves assessment of qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit or the fair value of the indefinite-lived intangibles is less than its carrying amount, including goodwill. This assessment requires management judgment on the potential impact of each qualitative factor. Based on our Fiscal Year 2013 qualitative assessment of impairment for goodwill and our tradename, we concluded that neither were impaired.
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

RESULTS OF OPERATIONS
Note 18 to our consolidated financial statements included in this annual report provides a summary of our unaudited quarterly results of operations for the years ended June 30, 2013 and 2012.
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the cost of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2013, 2012, and 2011 were as follows:

(in thousands)	Years Ended		Increase	%
	June 30, 2013	June 30, 2012
Service revenue
CRS	$1,303,569	$1,038,705	$264,864	25.5%
PCMS	202,524	167,125	35,399	21.2%
Perceptive	228,349	190,678	37,671	19.8%
Total service revenue	$1,734,442	$1,396,508	$337,934	24.2%
Direct costs
CRS	$956,513	$759,539	$196,974	25.9%
PCMS	120,954	97,560	23,394	24.0%
Perceptive	130,069	114,730	15,339	13.4%
Total direct costs	$1,207,536	$971,829	$235,707	24.3%
Gross profit
CRS	$347,056	$279,166	$67,890	24.3%
PCMS	81,570	69,565	12,005	17.3%
Perceptive	98,280	75,948	22,332	29.4%
Total gross profit	$526,906	$424,679	$102,227	24.1%

(in thousands)	Years Ended		Increase (Decrease)%
	June 30, 2012	June 30, 2011
Service revenue
CRS	$1,038,705	$922,827	$115,878	12.6%
PCMS	167,125	129,728	37,397	28.8%
Perceptive	190,678	159,544	31,134	19.5%
Total service revenue	$1,396,508	$1,212,099	$184,409	15.2%
Direct costs
CRS	$759,539	$628,627	$130,912	20.8%
PCMS	97,560	77,679	19,881	25.6%
Perceptive	114,730	91,478	23,252	25.4%
Total direct costs	$971,829	$797,784	$174,045	21.8%
Gross profit
CRS	$279,166	$294,200	$(15,034)	(5.1)%
PCMS	69,565	52,049	17,516	33.7%
Perceptive	75,948	68,066	7,882	11.6%
Total gross profit	$424,679	$414,315	$10,364	2.5%

FISCAL YEAR ENDED JUNE 30, 2013 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2012
Revenue
Service revenue increased by $337.9 million, or 24.2%, to $1,734.4 million for Fiscal Year 2013 from $1,396.5 million for Fiscal Year 2012. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2013		Fiscal Year 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$867.0	50.0%	$635.3	45.5%
Europe, Middle East & Africa	$624.0	36.0%	$555.4	39.8%
Asia/Pacific	$243.4	14.0%	$205.8	14.7%
Total	$1,734.4	100.0%	$1,396.5	100.0%
For Fiscal Year 2013 compared with Fiscal Year 2012, service revenue in The Americas increased by $231.7 million, or 36.5%; Europe, Middle East & Africa service revenue increased by $68.6 million, or 12.4%; and Asia/Pacific service revenue increased by $37.6 million, or 18.3%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The conversion of backlog to revenue increased as projects matured and moved from startup phases to ongoing monitoring activities. The higher levels of service revenue growth in the Americas region was due to increased activity in the Phase II-III/PACE business. Service revenue growth was negatively impacted by foreign currency exchange rate fluctuations of approximately $15.1 million.
On a segment basis, CRS service revenue increased by $264.9 million, or 25.5%, to $1,303.6 million for Fiscal Year 2013 from $1,038.7 million for Fiscal Year 2012. The increase was attributable to a $265.5 million improvement in our Phase II-III/PACE business and a $11.8 million increase in our Early Phase business. These increases were partly offset by a $12.4 million negative impact from foreign currency exchange rate movements. The Phase II-III/PACE increases were due to our success in forging strategic partnership relationships which has benefited our pipeline of work. Higher levels of new business awards won in prior periods across our entire customer base have resulted in more active projects and, coupled with the efforts of a larger and more productive employee base, have caused the conversion of backlog into revenue to accelerate. The revenue increase in our Early Phase business was due to improvements in our win rate among emerging clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $35.4 million, or 21.2%, to $202.5 million for Fiscal Year 2013 from $167.1 million for Fiscal Year 2012. The increase was due primarily to a $38.2 million increase in consulting services associated with growth in strategic compliance work due to higher levels of regulatory activity. These increases were partly offset by a $2.8 million decrease in our medical communications and commercialization service revenue.
Perceptive service revenue increased by $37.7 million, or 19.8%, to $228.3 million for Fiscal Year 2013 from $190.7 million for Fiscal Year 2012. The growth was due primarily to $20.2 million in revenue from the LIQUENT acquisition and a $17.5 million increase in eClinical and medical imaging services. Excluding the impact from the LIQUENT acquisition, the continued growth in Perceptive service revenue was due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $235.7 million, or 24.3%, to $1,207.5 million for Fiscal Year 2013 from $971.8 million for Fiscal Year 2012. As a percentage of total service revenue, direct costs remained consistent at 69.6% for both periods.
On a segment basis, CRS direct costs increased by $197.0 million, or 25.9%, to $956.5 million for Fiscal Year 2013 from $759.5 million for Fiscal Year 2012. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. Increased labor costs were also affected by upward pressure on wage rates in certain markets due to labor shortages and an increase in the number of contracted staff needed for projects in response to the higher number of studies that were initiated in Fiscal Year 2012 and the beginning of Fiscal Year 2013. The use of contracted staff declined in the latter half of Fiscal Year 2013 as full-time employees were hired to replace them, and as the CRS employee base increased its productivity and efficiency. As a percentage of service revenue, CRS direct costs increased slightly to 73.4% for Fiscal Year 2013 from 73.1% for Fiscal Year 2012.
PCMS direct costs increased by $23.4 million, or 24.0%, to $121.0 million for Fiscal Year 2013 from $97.6 million for Fiscal Year 2012. This increase resulted primarily from higher labor costs in our consulting services unit due to increased demand related to strategic compliance work. Offsetting this increase was a $4.1 million decline in labor costs within the medical communications business. As a percentage of service revenue, PCMS direct costs increased to 59.7% from 58.4% for the respective periods as a result of higher labor costs associated with consulting services and short-term investments directed at better positioning the business for continued growth.
Perceptive direct costs increased by $15.3 million, or 13.4%, to $130.1 million for Fiscal Year 2013 from $114.7 million for Fiscal Year 2012. This increase was due primarily to the impact of the LIQUENT acquisition, an increase in labor costs in existing businesses, and higher medical imaging "read" expenses associated with greater volume. As a percentage of service revenue, Perceptive direct costs decreased to 57.0% for Fiscal Year 2013 from 60.2% for Fiscal Year 2012 due to the impact of shifting resources to low cost countries and a better revenue mix.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased by $55.3 million, or 21.0%, to $318.8 million for Fiscal Year 2013 from $263.5 million for Fiscal Year 2012. This increase was primarily due to the addition of LIQUENT and HERON SG&A costs, an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, and an increase in rent and other office-related expenses. As a percentage of service revenue, SG&A decreased to 18.4% in Fiscal Year 2013 from 18.9% in Fiscal Year 2012 due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense increased by $7.0 million, or 10.6%, to $73.2 million for Fiscal Year 2013 from $66.2 million for Fiscal Year 2012, primarily due to additional depreciation expense from increased capital expenditures in both Fiscal Year 2013 and Fiscal Year 2012 and higher amortization expense from the intangibles assets acquired in conjunction with the LIQUENT and HERON acquisitions. As a percentage of service revenue, D&A decreased to 4.2% for Fiscal Year 2013 from 4.7% for Fiscal Year 2012 mainly due to revenue growth.
Restructuring Charge
Our restructuring plans were substantially completed by March 2012. For Fiscal Year 2013, we recorded a $1.2 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
For Fiscal Year 2012, we recorded $6.2 million in restructuring charges under our restructuring plans, including $4.3 million in employee separation benefits and $1.9 million of facility-related costs.
Income from Operations
Income from operations increased to $136.1 million for Fiscal Year 2013 from $88.8 million for Fiscal Year 2012 due to the factors described above. Income from operations as a percentage of service revenue ("operating margin") increased to 7.8% from 6.4% for the respective periods for the reasons discussed above.
Other Expense, Net
We recorded net other expense of $3.0 million for Fiscal Year 2013 compared with $9.1 million for Fiscal Year 2012. The $6.1 million decrease was due primarily to lower miscellaneous expense, partially offset by $0.3 million increase in net interest expense.
Miscellaneous income for Fiscal Year 2013 of $4.3 million was driven by $4.1 million in foreign exchange gains from certain foreign-denominated assets and liabilities.
Miscellaneous expense for Fiscal Year 2012 of $2.1 million was primarily attributable to $6.3 million of unrealized losses related to derivatives contracts and $2.4 million of losses from asset disposals and loan write-offs, partly offset by $6.6 million in foreign exchange gains from certain foreign-denominated assets and liabilities.
Taxes
For Fiscal Year 2013 and Fiscal Year 2012, we had effective income tax rates of 27.9% and 20.8%, respectively. The increase in the Fiscal Year 2013 tax rate was primarily attributable to a lower level of income tax reserve releases and a shift in the geographic distribution of income which increased income subject to taxation in the United States relative to lower tax rate jurisdictions (primarily EU countries and the UK), net of reductions in valuation allowances resulting from improved profitability in the United States. The lower tax rate for Fiscal Year 2012 was primarily the result of the release of income tax reserves and associated accruals for interest and penalties resulting from settlements with tax authorities and the expiration of statutes of limitations in Europe.

FISCAL YEAR ENDED JUNE 30, 2012 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2011
Revenue
Service revenue increased by $184.4 million, or 15.2%, to $1,396.5 million for Fiscal Year 2012 from $1,212.1 million for Fiscal Year 2011. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2012		Fiscal Year 2011
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$635.3	45.5%	$484.7	40.0%
Europe, Middle East & Africa	$555.5	39.8%	$553.8	45.7%
Asia/Pacific	$205.7	14.7%	$173.6	14.3%
Total	$1,396.5	100.0%	$1,212.1	100.0%
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

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2013, we had cash and cash equivalents of approximately $144.0 million and marketable securities of $130.1 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash and marketable securities balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents and marketable securities are held in deposit accounts, money market funds and foreign government treasury certificates over 90 days but less than one year, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2013 and June 30, 2012.

(in millions)	June 30, 2013	June 30, 2012
Billed accounts receivable, net	$457.2	$397.4
Unbilled accounts receivable, net	248.2	251.8
Total accounts receivable	705.4	649.2
Deferred revenue	408.3	359.7
Net receivables	$297.1	$289.5

DSO ( in days)	42	49
The decrease in DSO for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012, was primarily due to increased turnover in reimbursement revenue, changes to billing milestones, the favorable impact of a more robust process, and an ongoing focus on billing and collection efforts.
CASH FLOWS
Net cash provided by operating activities was $183.8 million for Fiscal Year 2013 as compared with $234.5 million for Fiscal Year 2012. The $50.6 million decrease in operating cash flows resulted primarily from $100.4 million in higher working capital, partially offset by $32.8 million related to higher net income and an $17.0 million increase in non-cash expenses.
Net cash used for investing activities was $305.5 million for Fiscal Year 2013 as compared with $76.5 million for Fiscal Year 2012. The $228.9 million increase was due primarily to increased investments in marketable securities of $127.5 million, $97.1 million in cash used to acquire LIQUENT and HERON and greater investments in property and equipment of $6.7 million to support the overall growth in headcount and our infrastructure.
Net cash provided by financing activities was $52.4 million for Fiscal Year 2013 as compared with net cash used by financing activities of $8.6 million for Fiscal Year 2012. The $61.0 million swing in cash provided by financing activities was primarily due to additional borrowings under new and existing facilities to fund the acquisitions of LIQUENT and HERON and share repurchases. This increase in borrowings includes $10.4 million of additional debt due to our receivable factoring activities.
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

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement resulting in total outstanding borrowings of $400 million. We used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
Our obligations under the 2013 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any of our foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
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
Loans outstanding under the 2013 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2013 Credit Agreement. The 2013 Credit Agreement terminates and any outstanding loans under it mature on March 22, 2018 (the “Maturity Date”).
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on the Maturity Date. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on the Maturity Date:

•	1.25% by quarterly term loan amortization payments to be made commencing in June 2013 and made prior to June 30, 2015;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2015, but prior to June 30, 2016;

•	5.00% by quarterly term loan amortization payments to be made on or after June 30, 2016, but prior to June 30, 2017;

•	7.50% by quarterly term loan amortization payment to be made on or after June 30, 2017, but prior to the Maturity Date; and

•	37.50% on the Maturity Date
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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
As of June 30, 2013, we had $240 million of principal borrowed under the revolving credit facility and $197.5 million of principal under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.4 million in our consolidated balance sheets. We have borrowing availability of $60 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of

$25.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under our 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of June 30, 2013, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.87%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $40.8 million and $63.4 million at June 30, 2013 and June 30, 2012, respectively, and was included in cash and cash equivalents.
Receivable Purchase Agreement
In February 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan. Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. We account for the transfer of these receivables in which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, Transfers and Servicing.  If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, Debt.  In April 2013, we began selling certain trade receivables to JP Morgan. We transferred approximately $36.5 million of trade receivables during the three months ended June 30, 2013. Approximately $10.3 million and $26.2 million of the total transfers were treated as a sale of receivables and financing activity, respectively.  As of June 30, 2013, approximately $10.4 million of the $26.2 million of total transfers treated as a financing activity remained outstanding and such amount is classified as debt on our consolidated balance sheets.
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
The Note Purchase Agreement includes operational and financial covenants with which we are required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens, and dispositions.
In connection with the Note Purchase Agreement, certain subsidiaries of the Company entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
In April and May 2013, we entered into three treasury lock agreements, each with a notional amount of $25.0 million, in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rates on our Notes were fixed. The treasury locks were deemed to be fully effective in accordance with

ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and will be amortized over the life of the Notes.
FINANCING NEEDS
Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, stock buybacks, capital expenditures, and repayment of principal and interest on our borrowings.
In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  While the Program did not obligate us to acquire any particular dollar value or number of shares of common stock, we repurchased $197.6 million of our common stock from the period September 2012 to June 2013, with the remaining $2.4 million of purchases occurring early in July 2013. This was achieved by entering into two separate $50 million accelerated share repurchase ("ASR") agreements and two separate $50 million open market agreements (the "Open Market Agreements") as described below. The Fiscal Year 2013 buyback activity also resulted in a reduction of our stockholders' equity of $197.6 million for the value of shares repurchased and retired by the Company.
In September 2012, we entered into an ASR agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million. In March 2013, we finalized the settlement of the September Agreement and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares were in addition to the initial 1,328,462 shares of our common stock delivered to us in September 2012. The total number of shares repurchased under the September Agreement was 1,563,360 at an average price per share of $31.98.
In March 2013, we entered into a second $50 million ASR agreement (the “March Agreement”) with JPMorgan. Pursuant to the March Agreement, JPMorgan delivered 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. In July 2013, subsequent to our fiscal year end, we finalized the settlement of the March Agreement and received an additional 101,247 shares representing the final shares delivered by JPMorgan. As of June 30, 2013, we recorded the $50 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. The total number of shares repurchased under the March Agreement was 1,146,179 at an average price per share of $43.62.
During Fiscal Year 2013, we also entered into two separate $50 million Open Market Agreements to buy back an additional $100 million of our common stock under the Program. For Fiscal Year 2013, we purchased 2,697,675 shares pursuant to the Open Market Agreements at an average price of $36.17 per share for a total of $97.6 million in common stock repurchases. As of June 30, 2013, approximately $2.4 million remained available under the Program for the purchase of additional shares. In July 2013, we purchased an additional 51,071 shares in the open market and completed our available purchases under the Program. Upon the completion of the purchases under our Open Market Agreements in July 2013, the total number of shares repurchased under the Open Market Agreements was 2,748,746 at an average price per share of $36.38.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the March Agreement, the Program was completed. No further share repurchases have been authorized as of the date of this annual report.
In December 2012, we acquired LIQUENT for $74.3 million. The purchase price was initially funded through a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, N.A. The 2012 Term Loan was later repaid by the borrowing under the 2013 Credit Agreement.
In April 2013, we acquired HERON for $22.8 million, plus potential cash payments of up to $14.2 million over a twenty-six month period if specific financial targets for HERON are achieved. The acquisition was funded with existing cash on hand.
In July 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. We utilized the proceeds from the private placement to pay down debt outstanding under our 2013 Credit Agreement. The Note Purchase Agreement permits the proceeds from the private placement to be used for working capital purposes, stock repurchase financing, debt refinancing, and for general corporate purposes including the financing of acquisitions.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2013 Credit Agreement and the Notes to refinance prior debt facilities and to provide working capital. Our primary committed external source of funds is the 2013 Credit Agreement, described above. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part I, Item 1A “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2013 Credit Agreement upon its maturity in 2018.
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
Under the terms of the 2013 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part II. Item 7A “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
We made capital expenditures of approximately $81.1 million during Fiscal Year 2013, primarily for computer software (including internally developed software), hardware, and leasehold improvements. We expect capital expenditures to total approximately $90 to $95 million for the fiscal year ending June 30, 2014, primarily for computer software and hardware and leasehold improvements.
DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The following table summarizes our contractual obligations, excluding future potential payments in connection with the HERON acquisition, at June 30, 2013:

(in thousands)	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Debt obligations (principal)	$20,399	$37,500	$390,000	$—	$447,899
Operating leases	61,251	90,053	52,653	95,825	299,782
Purchase obligations*	44,469	30,219	743	—	75,431
Total	$126,119	$157,772	$443,396	$95,825	$823,112
*includes commitments to purchase software, hardware, and services.
The above table does not include approximately $46.6 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 14 to our consolidated financial statements included in this annual report for more information.
We have letter-of-credit agreements with banks, totaling approximately $9.7 million, guaranteeing performance under various operating leases and vendor agreements. Borrowings under the 2013 Credit Agreement are guaranteed by certain of our U.S. subsidiaries.
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
RESTRUCTURING PLANS
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). During Fiscal Year 2011, we recorded $8.5 million in restructuring charges related to the 2011 Restructuring Plan, including approximately $1.8 million in employee separation benefits, $3.6 million in costs related to the abandonment of certain property leases, and $3.1 million in impairment charges related to exited facilities. During Fiscal Year 2012, we recorded $7.3 million in restructuring charges related to the 2011 Restructuring Plan, including $5.3 million in severance costs and $2.0 million in facility-related costs. During Fiscal Year 2013, we recorded a $1.2 million net reduction to restructuring charges for adjustments to facility-related charges under the 2011 Restructuring Plan. The total cost of the 2011 Restructuring Plan was approximately $14.6 million and included the elimination of approximately 150 managerial and staff positions and costs related to the abandonment of certain property leases.

In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with geographic sources of revenue, and improve operating efficiencies. During Fiscal Year 2010, we recorded $16.8 million in restructuring charges related to this plan, including approximately $11.6 million in employee separation benefits associated with the elimination of 238 managerial and staff positions and $5.2 million in costs related to the abandonment of certain property leases. During Fiscal Year 2011, we recorded $1.4 million of provision adjustments, related primarily to employee severance costs. We believe that all costs associated with this restructuring plan have been recorded as of June 30, 2011.
For restructuring plans established prior to Fiscal Year 2010, we recorded $1.0 million of restructuring charges in Fiscal Year 2011, primarily for a change in estimate for our ability to sub-lease certain abandoned properties.
INFLATION
We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was issued to limit the scope of ASU 2011-11 to derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase arrangements, and securities borrowing and lending transactions. The disclosures are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 54.0% of our consolidated service revenue for Fiscal Year 2013 from operations outside of the United States and 58.4% of our consolidated service revenue for Fiscal Year 2012 from operations outside of the United States. In addition, 13.0% of our consolidated revenue was denominated in Euros and 2.6% was denominated in pounds sterling for Fiscal Year 2013 while 19.5% of our consolidated revenue was denominated in Euros and 3.9% was denominated in pounds sterling for Fiscal Year 2012. We have no significant operations in any country in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and interest rates. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our hedging programs and interest rate swap program.
As of June 30, 2013, the programs with derivatives designated as hedging instruments under ASC 815 and the related notional values of the derivatives were approximately $401.8 million, including interest rate swap and interest rate cap agreements with a total notional value of $225 million executed to hedge our borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2013, the estimated amount that could be recognized in earnings was a loss of approximately $0.9 million, net of tax.
As of June 30, 2013, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $108.1 million.
During Fiscal Year 2013 and Fiscal Year 2012, we recorded foreign currency exchange gains of $4.1 million and $0.3 million, respectively. We also have exposure to additional foreign exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $20.4 million at June 30, 2013 and $5.0 million at June 30, 2012. Long-term debt was $424.1 million at June 30, 2013 and $211.8 million at June 30, 2012. Based on average short-term and long-term debt for Fiscal Year 2013, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.
In April and May 2013, we entered into three treasury lock agreements, each with a notional amount of $25.0 million, in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rates on our Notes were fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and will be amortized over the life of the Notes.

Item 8. Financial Statements and Supplementary Data
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the years ended June 30,
	2013	2012	2011
Service revenue	$1,734,442	$1,396,508	$1,212,099
Reimbursement revenue	261,524	221,726	210,326
Total revenue	1,995,966	1,618,234	1,422,425
Costs and expenses:
Direct costs	1,207,536	971,829	797,784
Reimbursable out-of-pocket expenses	261,524	221,726	210,326
Selling, general and administrative	318,806	263,462	259,099
Depreciation	63,187	57,419	55,549
Amortization	9,999	8,753	9,931
Restructuring (benefit) charge	(1,209)	6,243	8,106
Total costs and expenses	1,859,843	1,529,432	1,340,795
Income from operations	136,123	88,802	81,630
Interest income	3,829	5,381	5,167
Interest expense	(11,067)	(12,384)	(17,010)
Miscellaneous income (expense), net	4,265	(2,093)	(11,153)
Total other expense, net	(2,973)	(9,096)	(22,996)
Income before provision for income taxes	133,150	79,706	58,634
Provision for income taxes	37,178	16,548	9,848
Net income	$95,972	$63,158	$48,786
Earnings per share:
Basic	$1.64	$1.06	$0.83
Diluted	$1.61	$1.05	$0.81
Weighted average shares:
Basic	58,388	59,464	58,634
Diluted	59,447	60,426	59,874

Comprehensive income:
Net income	$95,972	$63,158	$48,786
Unrealized loss on derivative instruments, net of taxes	624	(1,660)	7,156
Foreign currency translation adjustment	(1,523)	(46,334)	53,133
Total comprehensive income	$95,073	$15,164	$109,075

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$144,027	$213,579
Marketable securities	130,137	—
Billed and unbilled accounts receivable, net	705,374	649,217
Prepaid expenses	19,358	20,657
Deferred tax assets	44,236	37,159
Income taxes receivable	4,071	—
Other current assets	30,254	22,352
Total current assets	1,077,457	942,964
Property and equipment, net	224,225	207,778
Goodwill	319,478	255,455
Other intangible assets, net	103,514	70,004
Non-current deferred tax assets	8,556	13,885
Long-term income taxes receivable	11,153	15,585
Other assets	35,241	26,485
Total assets	$1,779,624	$1,532,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$20,399	$5,003
Accounts payable	54,232	50,783
Deferred revenue	378,950	331,488
Accrued expenses	41,200	41,008
Accrued restructuring charges, current portion	1,011	3,772
Accrued employee benefits and withholdings	149,290	120,368
Current deferred tax liabilities	16,512	14,998
Income taxes payable	—	3,644
Other current liabilities	12,634	12,310
Total current liabilities	674,228	583,374
Long-term debt, net of current portion	424,074	211,784
Non-current deferred tax liabilities	35,443	24,678
Long-term accrued restructuring charges, less current portion	1,548	4,002
Long-term income tax liabilities	45,183	50,008
Long-term deferred revenue	29,386	28,226
Other liabilities	30,816	20,409
Total liabilities	1,240,678	922,481
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively.	—	—
Common stock - $0.01 par value; 150,000,000 and 75,000,000 shares authorized; 56,310,582 and 60,147,007 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively.	563	601
Additional paid-in capital	113,771	279,535
Retained earnings	454,650	358,678
Accumulated other comprehensive loss	(30,038)	(29,139)
Total stockholders’ equity	538,946	609,675
Total liabilities and stockholders’ equity	$1,779,624	$1,532,156
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2013	2012	2011
Cash flow from operating activities:
Net income	$95,972	$63,158	$48,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73,186	66,172	65,480
Stock-based compensation	11,168	11,131	10,162
(Gain) loss on disposal of assets	(884)	1,119	289
Deferred income taxes	2,830	(9,754)	(14,462)
Impairment charges	1,071	1,150	4,245
(Benefit) provision for (recoveries) losses on receivables, net	(346)	818	1,783
Excess tax benefit from stock-based compensation	(5,624)	(5,256)	—
Other non-cash items	1,005	—	—
Changes in assets and liabilities, net of the effect from acquisitions:
Billed and unbilled accounts receivable	(51,292)	(20,083)	(142,051)
Prepaid expenses and other current assets	(6,751)	(1,593)	(1,719)
Other assets	(6,693)	(5,460)	(8,564)
Accounts payable	3,955	20,202	(4,786)
Deferred revenue	47,531	35,940	55,792
Accrued expenses and other current liabilities	18,659	63,303	(37,741)
Long-term income taxes payable, net of long-term income taxes receivable	(1,440)	11,958	16,169
Other liabilities	1,468	1,652	5,162
Net cash provided by (used in) operating activities	183,815	234,457	(1,455)
Cash flow from investing activities:
Purchases of marketable securities	(312,403)	(53,647)	—
Proceeds from sale of marketable securities	182,800	51,529	13,058
Proceeds from note receivable	659	—	—
Purchases of property and equipment	(81,089)	(74,403)	(60,153)
Acquisition of businesses, net of cash acquired	(97,099)	—	—
Proceeds from sale of assets	1,677	—	1,394
Net cash used in investing activities	(305,455)	(76,521)	(45,701)
Cash flow from financing activities:
Proceeds from issuance of common stock	15,271	12,120	7,686
Payment for share repurchase	(195,149)	—	—
Excess tax benefit from stock-based compensation	5,624	5,256	—
Borrowings under credit agreement/facility	795,000	268,000	440,000
Repayments under credit agreement/facility	(577,500)	(293,000)	(407,500)
Proceeds from factoring agreement, net	10,394	—	—
Payments for deferred financing costs	(1,231)	—	—
Repayments under other debt	—	(943)	(2,071)
Purchase of non-controlling interests	—	—	(1,550)
Net cash provided by (used) in financing activities	52,409	(8,567)	36,565
Effect of exchange rate changes on cash and cash equivalents	(321)	(24,846)	4,477
Net (decrease) increase in cash and cash equivalents	(69,552)	124,523	(6,114)
Cash and cash equivalents at beginning of year	213,579	89,056	95,170
Cash and cash equivalents at end of year	$144,027	$213,579	$89,056

Supplemental disclosures of cash flow information
Net cash paid during year for:
Interest	$9,962	$10,802	$17,535
Income taxes, net of refunds	$37,764	$9,709	$31,947
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-in Capital

Balance at June 30, 2010	58,434	$578	$233,677	$246,734	$(41,434)	$439,555
Shares issued under stock option/restricted stock/employee stock purchase plans	570	6	7,680			7,686
Stock-based compensation			10,162			10,162
Purchase of non-controlling interests			(474)			(474)
Unrealized gain on derivative instruments, net of taxes					7,156	7,156
Foreign currency translation adjustment					53,133	53,133
Net income				48,786		48,786
Balance at June 30, 2011	59,004	$584	$251,045	$295,520	$18,855	$566,004
Shares issued under stock option/restricted stock/employee stock purchase plans	1,143	17	12,103			12,120
Stock-based compensation			11,131			11,131
Excess tax benefit related to employee equity awards			5,256			5,256
Unrealized loss on derivative instruments, net of taxes					(1,660)	(1,660)
Foreign currency translation adjustment					(46,334)	(46,334)
Net income				63,158		63,158
Balance at June 30, 2012	60,147	$601	$279,535	$358,678	$(29,139)	$609,675
Shares issued under stock option/restricted stock/employee stock purchase plans, net	1,470	15	15,256			15,271
Stock-based compensation			11,168			11,168
Excess tax benefit related to employee equity awards			5,400			5,400
Share repurchase	(5,306)	(53)	(197,588)			(197,641)
Unrealized gain on derivative instruments, net of taxes					624	624
Foreign currency translation adjustment					(1,523)	(1,523)
Net income				95,972		95,972
Balance at June 30, 2013	56,311	$563	$113,771	$454,650	$(30,038)	$538,946
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS
PAREXEL International Corporation (“PAREXEL,” “the Company,” or “we”) is a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services.

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
Use of Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, revenue recognition, allowance for credit losses on receivables, valuation of derivative instruments, periodic impairment reviews of goodwill and intangible assets, contingent consideration, income taxes, and the valuation of long-term assets. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions, trends, and assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period in which they are determined.
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

Clinical Research Services (“CRS”) and PAREXEL Consulting and MedCom Services (“PCMS”) Service Revenue
Service revenues in our CRS and PCMS businesses are derived principally from fee-for-service or fixed-price executory contracts, which typically involve competitive bid awards and multi-year terms. Client billing schedules and payment arrangements are prescribed under negotiated contract terms. Contract provisions do not provide for rights of return or refund, but normally include rights of cancellation with notice, in which case services delivered through the cancellation date are due and payable by the client, including certain costs to conclude the trial or study.
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
We recognize revenues for the separate elements of our contracts upon delivery of actual units of output and when all other revenue recognition criteria are met. Revenue from fee-for-service contracts generally is recognized as units of output are delivered. Revenue on fixed-price contracts generally is measured by applying a proportional performance model using output units, such as site or investigator recruitment, patient enrollment, data management, or other deliverables common to our CRS business. Performance-based output units are pre-defined in contracts and revenue is recognized based upon actual units of completion. Revenue related to changes in contract scope, which are subject to client approval, is recognized when realization is assured and amounts are fixed or determinable.
Perceptive Informatics, Inc. (“Perceptive”) Service Revenue
Service revenue is derived principally from the delivery of software solutions through our Perceptive business segment. Software solutions include ClinPhone®RTSM, CTMS, EDC and RIM.
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
Fees charged and costs incurred in the set-up stage are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period, including customary and expected extensions. Deferred costs are direct costs associated with the trial and application setup. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. In the event of a contract cancellation by a client, all deferred revenue is recognized and all deferred setup costs are expensed. To the extent that termination-related fees are payable under the contract, such fees are recognized in the period of termination.
Perceptive's Medical Imaging business provides a service allowing customers to manage the image acquisitions and the analysis and quality of data obtained during a clinical trial. Service revenue is derived from executory contracts that are tailored to meet individual client requirements.  Client billing schedules and payment arrangements are prescribed under negotiated contract terms. We recognize service revenue related to our Medical Imaging business based upon a proportional performance method utilizing a unitized output method. The defined units used for revenue recognition are used to track output measures that are specific to the services being provided in the contract, and may include site survey reports, project management tasks, number of reviews completed, and image receipt and processing.
Reimbursement Revenue & Investigator Fees
Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. In addition, as is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, because these fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $421.2 million, $250.8 million, and $185.5 million for the fiscal years ended June 30, 2013, 2012, and 2011, respectively.
Business Combinations
We account for acquisitions as business combinations in accordance with ASC Topic 805, “Business Combinations.” We allocate the amounts that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. We had no cash equivalents balance as of June 30, 2013. As of June 30, 2012, we had $81.1 million in money-market accounts or other short-term securities that are considered to be cash equivalents.
Marketable Securities
We account for investments in debt and equity securities in accordance with ASC 320, “Investments - Debt and Equity Securities.” As of June 30, 2013, we held $130.1 million marketable securities and we had no marketable securities as of June 30, 2012.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. Our foreign government treasury certificates securities of $130.1 million are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
Concentration of Credit Risk
Financial instruments that subject us to credit risk primarily consist of cash and cash equivalents, marketable securities, derivative financial instrument contracts, and accounts receivable. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our marketable securities primarily consist of foreign government treasury certificates. We require all investments held by us be at least AAA+ rated and government treasury certificates, thereby reducing credit risk exposure.
We have approximately ten different counterparties in our derivative contracts, which include interest rate swaps, an interest rate cap and foreign currency hedges. Each of these counterparties is in the financial services industry and is subject to the credit risks inherent to that industry. We perform ongoing credit evaluations of these counterparties.
We perform ongoing credit evaluations related to the financial condition of our clients and, generally, do not require collateral. As of June 30, 2013, two clients individually accounted for 18% and 12% of our total billed and unbilled accounts receivables. As of June 30, 2012, no single client accounted for 10% or more of our billed and unbilled accounts receivables. Two clients individually accounted for 17% and 12% of our consolidated service revenue in Fiscal Year 2013. No single client accounted for 10% or more of our consolidated service revenue in Fiscal Year 2012 or Fiscal Year 2011.
Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue
Billed accounts receivable represent amounts for which invoices have been sent to clients based on contract terms. Unbilled accounts receivable represent amounts recognized as revenue for which invoices have not yet been sent to clients due to contract terms. Deferred revenue represents amounts billed based on contractual provisions or payments received for which revenue has not yet been earned. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Uncollectible invoices are written off when collection efforts have been exhausted.
Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives of 3 to 8 years for computer software and hardware, and 5 years for office furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the remaining lease term, which include lease extensions when reasonably assured. Repair and maintenance costs are expensed as incurred.

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
Research and Development Costs
We incur ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $23.8 million, $21.0 million, and $23.0 million in Fiscal Years 2013, 2012, and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.
Goodwill
PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For Fiscal Years 2013 and 2012, we performed the intangibles impairment testing in accordance with the guidance of Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and conducted an assessment of qualitative factors. We concluded that it was not more likely than not the fair value of a reporting unit was less than its carrying amount, including goodwill as of June 30, 2013 and 2012. There was no evidence of impairment of our goodwill balances as of June 30, 2013 or 2012.
The changes in the carrying amount of goodwill for Fiscal Years 2013 and 2012 were as follows:

(in thousands)
Goodwill	Fiscal Year 2013	Fiscal Year 2012
Beginning Balance	$255,455	$262,313
Goodwill arising from LIQUENT acquisition	51,244	—
Goodwill arising from HERON acquisition	16,631	—
Effect of changes in exchange rates used for translation	(3,852)	(6,858)
Ending Balance	$319,478	$255,455
As of June 30, 2013, the carrying value of our goodwill by reportable segment was $124.6 million in CRS, $20.8 million in PCMS, and $174.1 million in Perceptive.
Long-lived Assets and Other Intangible Assets
Long-lived assets, including fixed assets and intangible assets which have a definitive life, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable.
Indefinite-lived assets are reviewed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the asset. In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends Topic 350 to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. A company is not required to determine the fair value of the indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. For Fiscal 2013, we adopted the guidance of ASU 2012-02, conducted an assessment of qualitative factors and concluded that it was not more likely than not that the fair value of our indefinite-lived intangible assets was less than its carrying amount. For Fiscal 2012, we performed a quantitative impairment test, which involves various analyses, including undiscounted cash flow projections and a royalty-relief methodology. In the event undiscounted cash flow projections indicate impairment, we would record an impairment based on the fair value of the assets at the date of the impairment. There was no evidence of impairment of our indefinite-lived intangible asset balances as of June 30, 2013 or 2012.

As of June 30, 2013, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	12.1	$112,274	$(44,706)	$67,568
Technology and other intangibles	7.9	35,647	(20,582)	15,065
Definite-life tradename	7.7	3,800	(235)	3,565
Indefinite-life tradename *	indefinite	22,158	(4,842)	17,316
Total intangible assets		$173,879	$(70,365)	$103,514
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
As of June 30, 2012, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	13.0	$76,774	$(35,811)	$40,963
Technology and other intangibles	7.0	26,330	(15,963)	10,367
Tradename*	indefinite	22,158	(3,484)	18,674
Total intangible assets		$125,262	$(55,258)	$70,004
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
The changes in the carrying amounts of other intangible assets for Fiscal Years 2013 and 2012 were as follows:

(in thousands)
Other Intangible Assets	Fiscal Year 2013	Fiscal Year 2012
Beginning Balance	$70,004	$79,958
Intangibles assets acquired from LIQUENT acquisition	32,600	—
Intangibles assets acquired from HERON acquisition	15,500	—
Amortization	(9,999)	(8,753)
Effect of changes in exchange rates used for translation	(4,591)	(1,201)
Ending Balance	$103,514	$70,004
Estimated amortization expense for the next five years is as follows:

(in thousands)
FY 2014	FY 2015	FY 2016	FY 2017	FY 2018
$14,724	$13,371	$12,530	$9,991	$8,619
Income Taxes
Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized for the estimated future tax benefits of deductible temporary differences and tax operating loss and credit carryforwards and are presented net of valuation allowances. Valuation allowances are established in jurisdictions where it is more likely than not that the benefits of the associated deferred tax assets will not be realized. Deferred income tax expense represents the change in the net deferred tax asset and liability balances. Interest and penalties are recognized as a component of income tax expense
Foreign Currency
Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in miscellaneous expense, net in the consolidated statements of operations. Transaction gains (losses) were $4.1 million, $0.3 million, and $(10.4) million in Fiscal Years 2013, 2012, and 2011, respectively.

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
NOTE 3 – ACQUISITIONS
Our condensed consolidated financial statements include the operating results of acquired entities from their respective dates of acquisition. Transaction costs totaling $1.2 million associated with the acquisitions of LIQUENT, Inc. (“LIQUENT”) and HERON Group LTD ("HERON") acquisitions for the year ended June 30, 2013 were recognized as incurred and included in selling, general and administrative expenses in our consolidated statements of income.
LIQUENT ACQUISITION
On December 21, 2012, we acquired all of the outstanding equity securities of LIQUENT, a leading global provider of Regulatory Information Management (“RIM”) solutions for total cash consideration of approximately $74.3 million. By combining LIQUENT with our Perceptive segment, we believe that we have strengthened our regulatory capabilities by adding a regulatory information technology platform and provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire product lifecycle of a life sciences entity. We expect the acquisition also will benefit our PCMS business, where we can leverage LIQUENT’s significant expertise in regulatory information management outsourcing.
The acquisition was initially funded through a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, N.A. (defined as “Bank of America” in Note 8) (see Note 8).

The components of the consideration transferred in conjunction with the LIQUENT acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total consideration transferred:
Cash paid, net of cash acquired	$74,349
Preliminary allocation of consideration transferred:
Accounts receivable	$8,470
Other current and non-current assets	547
Property and equipment	1,349
Definite-lived intangible assets	32,600
Goodwill	51,244
Total assets acquired	94,210
Current liabilities	5,330
Deferred revenue, current	2,830
Deferred tax liabilities	11,701
Total liabilities assumed	19,861
Net assets acquired	$74,349

The amounts above related to accounting for income taxes represent the preliminary fair value estimates as of June 30, 2013 and each is subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the LIQUENT acquisition in our fiscal quarter ending December 31, 2013.
The goodwill of $51.2 million arising from the LIQUENT acquisition largely reflects the expected synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. The goodwill recorded is included in our Perceptive segment and is non-deductible for tax purposes.
The following are the identifiable intangible assets acquired and their respective estimated useful lives, as determined based on valuations (dollar amounts in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$21,500	11
Technology	7,800	8
Trade name	2,800	8
Backlog	500	1
Total	$32,600

HERON ACQUISITION
On April 30, 2013, we acquired all of the outstanding equity securities of HERON, a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The net purchase price was approximately $22.8 million, plus the potential for us to pay up to an additional $14.2 million over a twenty-six month period if specific financial targets for HERON are achieved. We determined the fair value of the contingent consideration as part of the HERON acquisition based on the probability of HERON attaining the specified financial targets and assigned a fair value of $5.9 million to the liability. The acquisition was funded through use of existing cash. HERON's results of operations are included in our PCMS segment.

The components of the net purchase price in conjunction with the HERON acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total consideration:
Cash paid, net of cash acquired	$22,750
Fair value of contingent consideration	5,934
Net purchase price	28,684
Preliminary allocation of net purchase price:
Accounts receivable	$1,927
Other current and non-current assets	544
Property and equipment	322
Definite-lived intangible assets	15,500
Goodwill	16,631
Total assets acquired	34,924
Current liabilities	1,539
Deferred revenue, current	1,164
Deferred tax liabilities	3,537
Total liabilities assumed	6,240
Net assets acquired	$28,684
The amounts above represent the preliminary fair value estimates as of June 30, 2013 and each is subject to subsequent adjustment as we obtain additional information during the measurement period to finalize our fair value estimates for assets acquired, liabilities assumed, and our accounting for income taxes. We expect to complete our accounting for the HERON acquisition in our fiscal quarter ending March 31, 2014.
The goodwill of $16.6 million arising from the HERON acquisition largely reflects the expected synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. The goodwill recorded is included in our PCMS segment and is non-deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollar amounts in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$12,600	10
Technology	1,000	5
Trade name	1,000	7
Backlog	900	1
Total	$15,500

NOTE 4. DERIVATIVES
We are exposed to certain risks relating to our ongoing business operations. The primary risks that we seek to manage by using derivative instruments are interest rate risk and foreign currency exchange rate risk. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.”

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

The following table presents the notional amounts and fair values of our derivatives as of June 30, 2013 and June 30, 2012. All asset and liability amounts are reported in other current assets and other current and non-current liabilities.

(in thousands)	June 30, 2013		June 30, 2012
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$125,000	$3,269	$50,000	$2
Foreign exchange contracts	20,245	333	—	—
Cross-currency swap contracts	27,312	1,032	—	—
Derivatives in a liability position:
Interest rate contracts	100,000	(2,208)	100,000	(2,417)
Foreign exchange contracts	129,254	(3,889)	—	—
Cross-currency swap contracts	—	—	25,106	(2,697)
Total designated derivatives	$401,811	$(1,463)	$175,106	$(5,112)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$20,756	$91	$—	$—
Derivatives in a liability position:
Foreign exchange contracts	42,800	(992)	100,815	(213)
Cross-currency interest rate swap contracts	44,580	(1,910)	43,405	(4,544)
Total non-designated derivatives	$108,136	$(2,811)	$144,220	$(4,757)
Total derivatives	$509,947	$(4,274)	$319,326	$(9,869)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheet, net of deferred taxes, and any ineffective portion to miscellaneous income (expense) in our consolidated statements of income. The amounts recognized for Fiscal Year 2013 and Fiscal Year 2012 in other comprehensive income (loss) are presented below:

	Years Ended
(in thousands)	June 30, 2013	June 30, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$2,818	$(964)
Foreign exchange contracts, net of taxes	(2,129)	—
Cross-currency swap contracts, net of taxes	(65)	(696)
Total designated derivative unrealized gain (loss), net	$624	$(1,660)
Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. During Fiscal Year 2013 and 2012, the amounts recorded to reflect ineffective portions of any hedges were not material. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $4.1 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous expense, net in the income statement. The amounts recognized for Fiscal Year 2013 and Fiscal Year 2012 are presented below:

	Years Ended
(in thousands)	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$2,634	$(4,963)
Foreign exchange contracts	(688)	(1,339)
Total non-designated derivative unrealized gain (loss), net	$1,946	$(6,302)

NOTE 5. BILLED AND UNBILLED ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 2013 and June 30, 2012 consisted of the following:

(in thousands)	2013	2012
Billed receivables	$459,312	$400,698
Unbilled receivables	250,586	257,967
Provision for losses on receivables	(4,524)	(9,448)
Total	$705,374	$649,217

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2013 and June 30, 2012 consisted of the following:

(in thousands)	2013	2012
Property and equipment:
Computer software	$282,681	$235,922
Computer hardware and office equipment	94,932	84,831
Leasehold improvements	87,982	85,928
Medical equipment	16,337	18,122
Furniture and fixtures	26,370	26,066
Buildings	31	3,585
Office equipment and other assets	19,193	17,496
Total	527,526	471,950
Less: accumulated depreciation	(303,301)	(264,172)
Total	$224,225	$207,778
We retired $13.0 million, $35.8 million and $0.9 million of fully-depreciated assets for Fiscal Years 2013, 2012, and 2011, respectively.
During Fiscal Years 2013, 2012, and 2011, we recorded property and equipment impairment expense of $1.1 million, $0.3 million, and $4.3 million, respectively. The amount for Fiscal Year 2011 included a $1.2 million impairment loss on a property and a $3.1 million loss related to the impairment of exited facilities in association with the 2011 Restructuring Plan.

NOTE 7. RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $14.6 million and included the elimination of approximately 150 managerial and staff positions and abandonment of certain property leases.
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
Various restructuring plans adopted by us since Fiscal Year 2005 are included in the Pre-2010 Plans.

Changes in the restructuring accrual during Fiscal Years 2013, 2012, and 2011 are summarized below:

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2012			June 30, 2013
2011 Restructuring Plan
Employee severance	$1,884	$(182)	$(1,702)	$—
Facilities-related	3,663	(1,027)	(1,661)	975
2010 Restructuring Plan
Facilities-related	642	—	(174)	468
Pre-2010 Plans
Facilities-related	1,585	—	(469)	1,116
Total	$7,774	$(1,209)	$(4,006)	$2,559

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2011			June 30, 2012
2011 Restructuring Plan
Employee severance	$1,622	$5,307	$(5,045)	$1,884
Facilities-related	3,720	2,004	(2,061)	3,663
2010 Restructuring Plan
Employee severance	1,160	(984)	(176)	—
Facilities-related	855	(84)	(129)	642
Pre-2010 Plans
Facilities-related	2,041	—	(456)	1,585
Total	$9,398	$6,243	$(7,867)	$7,774

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2010			June 30, 2011
2011 Restructuring Plan
Employee severance	$—	$1,790	$(168)	$1,622
Facilities-related	—	3,663	57	3,720
2010 Restructuring Plan
Employee severance	5,221	(832)	(3,229)	1,160
Facilities-related	3,337	(513)	(1,969)	855
Other	54	(31)	(23)	—
Pre-2010 Plans
Facilities-related	1,466	940	(365)	2,041
Total	$10,078	$5,017	$(5,697)	$9,398

NOTE 8. CREDIT ARRANGEMENTS
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

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement resulting in total outstanding borrowings of $400.0 million . We used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
Our obligations under the 2013 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any of our foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
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
Loans outstanding under the 2013 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2013 Credit Agreement. The 2013 Credit Agreement terminates and any outstanding loans under it mature on March 22, 2018 (the “Maturity Date”).
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on the Maturity Date. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on the Maturity Date:

•	1.25% by quarterly term loan amortization payments to be made commencing in June 2013 and made prior to June 30, 2015;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2015, but prior to June 30, 2016;

•	5.00% by quarterly term loan amortization payments to be made on or after June 30, 2016, but prior to June 30, 2017;

•	7.50% by quarterly term loan amortization payment to be made on or after June 30, 2017, but prior to the Maturity Date; and

•	37.50% on the Maturity Date
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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
As of June 30, 2013, we had $240 million of principal borrowed under the revolving credit facility and $197.5 million of principal under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.4 million in our consolidated balance sheets. We have borrowing availability of $60 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $25.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under our 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of June 30, 2013, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.87%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
2012 Term Loan and Facilities
On December 20, 2012, we entered into a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013. The 2012 Term Loan was used to fund our acquisition of LIQUENT (see Note 3).
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of June 30, 2013, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.
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
As of June 30, 2013, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
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
As discussed above, in September 2011, we entered into an interest rate swap and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, principal in the amount of $100.0 million under the 2011 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $25.0 million had been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of June 30, 2013, the interest rate swap and cap agreements hedge a portion of the outstanding principal under our 2013 Credit Agreement.
During the year ended June 30, 2013, we made principal payments of $2.5 million on the term loan under the 2011 Credit Agreement.
2010 Credit Facility
In September 2010, we entered into three short-term credit facilities for an aggregate of $75.0 million (the “2010 Credit Facility”). In December 2010, we amended the 2010 Credit Facility to extend the expiration date to June 30, 2011. These amounts were fully repaid with the proceeds from the 2011 Credit Agreement.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $40.8 million and $63.4 million at June 30, 2013 and June 30, 2012, respectively, and was included in cash and cash equivalents.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. We account for the transfer of our receivables in which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” In the fourth quarter of 2013, we began selling our trade receivables to JP Morgan. We transferred approximately $36.5 million of trade receivables during the three months ended June 30, 2013. Approximately $10.3 million and $26.2 million of the total transfers were treated as a sale of receivables and financing activity, respectively. As of June 30, 2013, approximately $10.4 million of the $26.2 million of total transfers treated as a financing activity remained outstanding and such amount is classified as debt on our consolidated balance sheets.
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility of the 2013 Credit Agreement. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.
In connection with the Note Purchase Agreement, certain subsidiaries of ours entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and will be amortized over the life of the Notes.

NOTE 9. STOCKHOLDERS’ EQUITY
During Fiscal Year 2013, 251,296 shares of common stock were surrendered as part of the cashless exercise of stock options and vesting of restricted stock to satisfy exercise costs and tax withholding payments.
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  While the Program did not obligate us to acquire any particular dollar value or number of shares of common stock, we repurchased $197.6 million of our common stock from the period September 2012 to June 2013, with the remaining $2.4 million of purchases occurring early in July 2013. This was achieved by entering into two separate $50 million accelerated share repurchase ("ASR") agreements and two separate $50 million open market agreements (the "Open Market

Agreements") as described below. The Fiscal Year 2013 buyback activity also resulted in a reduction of our stockholders' equity of $197.6 million for the value of shares repurchased and retired by the Company.
In September 2012, we entered into an ASR agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50 million. In March 2013, we finalized the settlement of the September Agreement and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares were in addition to the initial 1,328,462 shares of our common stock delivered to us in September 2012. The total number of shares repurchased under the September Agreement was 1,563,360 at an average price per share of $31.98.
In March 2013, we entered into a second $50.0 million ASR agreement (the “March Agreement”) with JPMorgan. Pursuant to the March Agreement, JPMorgan delivered 1,044,932 shares of our common stock, representing an estimated 80 percent of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. In July 2013, subsequent to our fiscal year end, we finalized the settlement of the March Agreement and received an additional 101,247 shares representing the final shares delivered by JPMorgan. As of June 30, 2013, we recorded the $50.0 million payment to JPMorgan as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. The total number of shares repurchased under the March Agreement was 1,146,179 at an average price per share of $43.62.
During Fiscal Year 2013, we also entered into two separate $50 million Open Market Agreements to buy back an additional $100 million of our common stock under the Program. For Fiscal Year 2013, we purchased 2,697,675 shares pursuant to the Open Market Agreements at an average price of $36.17 per share for a total of $97.6 million in common stock repurchases. As of June 30, 2013, approximately $2.4 million remained available under the Program for the purchase of additional shares. In July 2013, we purchased an additional 51,071 shares in the open market and completed our available purchases under the Program. Upon the completion of the purchases under our Open Market Agreements in July 2013, the total number of shares repurchased under the Open Market Agreements was 2,748,746 at an average price per share of $36.38.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the March Agreement, the Program was completed. No further share repurchases have been authorized as of the date of this annual report.

NOTE 10. EARNINGS PER SHARE
The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2013	2012	2011
Net income attributable to common shares	$95,972	$63,158	$48,786
Weighted average number of shares outstanding, used in computing basic earnings per share	58,388	59,464	58,634
Dilutive common stock equivalents	1,059	962	1,240
Weighted average shares used in computing diluted earnings per share	59,447	60,426	59,874
Basic earnings per share	$1.64	$1.06	$0.83
Diluted earnings per share	$1.61	$1.05	$0.81
Anti-dilutive options (excluded from the calculation of diluted earnings per share)	503	2,231	1,478
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) has been calculated by PAREXEL in accordance with ASC 220, “Comprehensive Income.” The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance as of June 30, 2010	$(34,414)	$(7,020)	$(41,434)
Changes during Fiscal Year 2011	53,133	7,156	60,289
Balance as of June 30, 2011	$18,719	$136	$18,855
Changes during Fiscal Year 2012	(46,334)	(1,660)	(47,994)
Balance as of June 30, 2012	$(27,615)	$(1,524)	$(29,139)
Changes during Fiscal Year 2013	(1,523)	624	(899)
Balance as of June 30, 2013	$(29,138)	$(900)	$(30,038)

The unrealized gain (loss) on derivative instruments is net of taxes of $0.4 million in Fiscal Year 2013, $(0.8) million in Fiscal Year 2012, and $0.5 million in Fiscal Year 2011.

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

	Years ended June 30,
	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.4%	56.9%	55.9%
Risk-free interest rate	0.9%	0.9%	1.6%
Expected term (in years)	5.2	5.1	5.1
For the last three fiscal years, we recognized the following stock-based compensation expense:

	Years ended June 30,
(in thousands)	2013	2012	2011
Direct costs related	$1,918	$1,815	$1,582
Selling, general and administrative related	9,250	9,316	8,580
Total stock-based compensation	$11,168	$11,131	$10,162
For Fiscal Years 2013, 2012, and 2011, the tax benefit related to stock compensation expense that we recognized was $3.1 million, $3.8 million, and $3.5 million, respectively. As of June 30, 2013, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $25.7 million, which will be recognized over a weighted-average period of 3.0 years.
Stock Options
The Compensation Committee of the Board of Directors is responsible for the administration of PAREXEL’s stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
We adopted stock incentive plans in December 2010, December 2007, and September 2005, each of which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to 9,000,000 shares in aggregate to employees, officers, directors, consultants, and advisors. The granting of awards under these plans is discretionary and the individuals who may become participants and receive awards under these plans, and the number of shares they may acquire, are not determinable.
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

The following table summarizes information related to stock option activity for the respective periods:

	Years ended June 30,
(in thousands, except per share data)	2013	2012	2011
Weighted-average fair value of options granted per share	$16.20	$10.07	$10.81
Intrinsic value of options exercised	$24,872	$11,170	$5,246
Stock option activity for the year ended June 30, 2013 was:

	Number of Options	Weighted-Average Exercise Price
Balance at June 30, 2012	3,758,284	$18.55
Granted	926,801	$32.95
Exercised	(1,337,289)	$16.29
Canceled	(122,899)	$21.84
Balance at June 30, 2013	3,224,897	$23.51
Options that were outstanding, exercisable, and expected to vest as of June 30, 2013 are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Outstanding	3,224,897	$23.51	5.48	$72,450
Exercisable	1,233,942	$19.67	3.68	$32,458
Expected to vest	1,830,157	$25.69	6.56	$37,128
Restricted Stock
PAREXEL uses restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers, non-employee members of the Board of Directors, and other employees. In Fiscal Year 2013, we granted RSAs and RSUs that will vest at the end of a three-year service period for employees or one-year service period for non-employee members of the Board. The fair values of the Fiscal Year 2013 restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. Restricted stock activity for the year ended June 30, 2013 was:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Balance at June 30, 2012	634,472	$17.36
Granted	186,066	$31.17
Vested	(320,772)	$14.33
Forfeited	(30,500)	$22.65
Unvested Balance at June 30, 2013	469,266	$24.56
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
The following table summarizes the purchases under the Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2013	62,777	$35.54
Fiscal Year 2012	86,735	$21.81
Fiscal Year 2011	102,551	$19.65
Savings Plan

PAREXEL sponsors an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and PAREXEL stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. PAREXEL contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $8.6 million, $6.1 million, and $5.2 million for the Fiscal Years 2013, 2012, and 2011, respectively.
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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,934)	$(5,934)
Interest Rate Derivative Instruments	—	(849)	—	(849)
Foreign Currency Exchange Contracts	—	(3,425)	—	(3,425)
Total	$—	$(4,274)	$(5,934)	$(10,208)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$81,123	$—	$—	$81,123
Interest Rate Derivative Instruments	—	(6,959)	—	(6,959)
Foreign Currency Exchange Contracts	—	(2,910)	—	(2,910)
Total	$81,123	$(9,869)	$—	$71,254
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short original maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of June 30, 2013, we had marketable securities of $130.1 million. Our marketable securities were invested in foreign government treasury certificates securities and they are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.

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
Contingent consideration related to the HERON acquisition is measured at fair value using an income approach valuation technique, specifically, with probability weighted and discounted cash flow methods. Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as the likelihood of achieving financial targets. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Unobservable Input	Range
Discount rate	18%
Probability of achieving financial targets	10% to 60%
Projected years of payment	2013 - 2015
The following table provides a rollforward of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2012	$—
Contingent consideration from the HERON acquisition	5,934
Balance at June 30, 2013	$5,934
Contingent consideration liabilities are remeasured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected financial targets and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
For the fiscal years ended June 30, 2013 and June 30, 2012, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities over the same periods.
The carrying value of our short-term and long-term debt approximates fair value because all of the debt bears variable rate interest.

NOTE 14. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

(in thousands)	2013	2012	2011
Domestic	$35,792	$18,347	$(18,712)
Foreign	97,358	61,359	77,346
	$133,150	$79,706	$58,634
Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2013	2012	2011
Current:
Federal	$6,279	$8,054	$3,618
State	2,565	1,010	(702)
Foreign	26,651	9,608	26,072
	35,495	18,672	28,988
Deferred:
Federal	7,650	2,447	(17,307)
State	(2,113)	(869)	(128)
Foreign	(3,854)	(3,702)	(1,705)
	1,683	(2,124)	(19,140)
	$37,178	$16,548	$9,848
Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2013	%	2012	%	2011	%
Income tax expense computed at the federal statutory rate	$46,602	35.0%	$27,897	35.0%	$20,522	35.0%
State income taxes, net of federal benefit	1,914	1.4%	(232)	(0.3)%	61	0.1%
Foreign rate differential	(7,960)	(6.0)%	(6,539)	(8.2)%	(3,151)	(5.4)%
Change in valuation allowances	(4,708)	(3.5)%	1,630	2.0%	(8,174)	(13.9)%
Change in reserves	394	0.3%	(7,655)	(9.6)%	47	0.1%
Research and development	(2,986)	(2.2)%	(2,734)	(3.4)%	(2,196)	(3.7)%
Non-deductible losses	440	0.3%	678	0.9%	—	—%
Other non-deductible expenses	2,074	1.6%	393	0.5%	1,004	1.7%
Adjustment of net operating losses	608	0.5%	2,243	2.8%	—	—
Statutory tax rate changes	798	0.5%	(1,047)	(1.3)%	436	0.7%
Other, net	2	—%	1,914	2.4%	1,299	2.2%
	$37,178	27.9%	$16,548	20.8%	$9,848	16.8%
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings are indefinitely reinvested. Undistributed earnings of foreign subsidiaries that are indefinitely reinvested are approximately $368 million and $327 million at June 30, 2013 and June 30, 2012, respectively. Due to the complexities associated with this hypothetical calculation, it is not practicable to estimate the unrecognized deferred tax liability on the earnings that are indefinitely reinvested in foreign operations.

Significant components of our net deferred tax assets (liabilities) as of June 30, 2013 and June 30, 2012 were as follows:

(in thousands)	2013	2012
Deferred tax assets:
U.S. loss carryforwards	$1,981	$3,431
Foreign loss carryforwards	6,240	6,885
Accrued expenses	35,340	26,528
Tax credit carryforwards	14,559	20,394
Provision for losses on receivables	1,161	1,239
Deferred compensation	7,517	9,120
Deferred revenue	8,949	11,666
Intercompany loans	2,765	2,774
Other	1,168	663
Gross deferred tax assets	79,680	82,700
Deferred tax asset valuation allowance	(6,023)	(11,392)
Total deferred tax assets	73,657	71,308
Deferred tax liabilities:
Property and equipment	(5,606)	(2,328)
Revenue recognition	(26,537)	(24,660)
Intangible assets	(38,186)	(30,817)
Other	(2,491)	(2,135)
Total deferred tax liabilities	(72,820)	(59,940)
Net deferred tax assets	$837	$11,368
The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2013 and June 30, 2012 were as follows:

(in thousands)	2013	2012
Current deferred tax assets	$44,236	$37,159
Non-current deferred tax assets	8,556	13,885
Current deferred tax liabilities	(16,512)	(14,998)
Non-current deferred tax liabilities	(35,443)	(24,678)
	$837	$11,368
At June 30, 2013, federal, state and foreign loss carryforwards of $1.7 million, $35.4 million and $23.7 million, respectively, were available to offset future liabilities for income taxes. The federal net operating losses expire in the years 2023 through 2030. Included in the state loss carryforwards is $8.7 million attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state net operating losses expire in the years 2014 through 2033. Of the non-U.S. loss carryforwards, $8.2 million will expire between 2015 and 2023; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $29.1 million, which expire in the years 2018 through 2022. Included in the U.S. foreign tax credit carryforwards is $15.4 million attributable to deductions from the exercise of equity awards. The benefit from these credits will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.
A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The decrease in the valuation allowance in Fiscal Year 2013 was principally due to improved profitability in several U.S. states.
As of June 30, 2013, we had $46.6 million of gross unrecognized tax benefits of which $31.0 million would impact the effective tax rate if recognized. As of June 30, 2012, we had $53.8 million of gross unrecognized tax benefits of which $10.0 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable and taxation of certain investments.
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

(in thousands)	2013	2012	2011
Balance at beginning of year	$53,813	$62,211	$56,345
Additions related to tax positions in prior years	—	4,433	1,784
Reductions related to tax positions in prior years	(2,869)	(1,898)	(127)
Reductions related to settlements with tax authorities	—	(477)	(23)
Reductions related to the expiration of statutes	(4,662)	(6,789)	(901)
Currency translation adjustments	309	(3,667)	5,133
Balance at end of year	$46,591	$53,813	$62,211
As of June 30, 2013, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $5.8 million in the next twelve months as a result of the expiration of statutes. This change is composed primarily of reserves associated with the jurisdiction in which income is taxable.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2013 and June 30, 2012, interest and penalties of $5.0 million and $6.1 million, respectively, were included in our liability for unrecognized tax benefits. Interest and penalties included in income tax expense for Fiscal Years 2013, 2012 and 2011 amounted to benefits of $0.9 million, $2.1 million, and $0.8 million, respectively.
PAREXEL is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material state and local income tax matters through 2004 have been concluded. All material federal income tax matters have been concluded through 2004. Substantially all material foreign income tax matters have been concluded for all years through 2000.

NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease facilities under operating leases that include renewal and escalation clauses. Total rent expense was $54.7 million, $52.2 million, and $50.1 million for Fiscal Years 2013, 2012, and 2011, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows (excluding future potential payments in connection with the HERON acquisition - see Note 3):

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$20,399	$12,500	$25,000	$45,000	$345,000	$—	$447,899
Operating leases	61,251	50,552	39,501	30,093	22,560	95,825	299,782
Purchase commitments*	44,469	23,588	6,631	548	195	—	75,431
Total	$126,119	$86,640	$71,132	$75,641	$367,755	$95,825	$823,112
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks, totaling approximately $9.7 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

NOTE 16. GEOGRAPHIC INFORMATION
Financial information by geographic area for the three years ended June 30 was as follows:

(in thousands)	2013	2012	2011
Service revenue:
The Americas	$866,998	$635,290	$484,657
Europe, Middle East & Africa	624,010	555,467	553,801
Asia/Pacific	243,434	205,751	173,641
Total	$1,734,442	$1,396,508	$1,212,099
Income from operations:
The Americas	$44,743	$27,493	$(3,976)
Europe, Middle East & Africa	59,466	34,044	66,719
Asia/Pacific	31,914	27,265	18,887
Total	$136,123	$88,802	$81,630
Tangible long-lived assets:
The Americas	$146,137	$133,050	$121,251
Europe, Middle East & Africa	55,853	57,032	66,147
Asia/Pacific	22,235	17,696	13,944
Total	$224,225	$207,778	$201,342
The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30:

(in thousands)	2013	2012	2011
Service revenue:
United States	$797,380	$580,340	$441,546
United Kingdom	$227,964	$181,386	$168,460
Germany	$187,099	$194,528	$209,144

NOTE 17. SEGMENT INFORMATION
We have three reportable segments: CRS, PCMS and Perceptive.

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

•
PCMS provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PCMS consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization. HERON is included in our PCMS reportable segment.

•
Perceptive provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management ("RTSM"), IMPACT® clinical trials management systems ("CTMS"), DataLabs® electronic data capture ("EDC"), web-based portals, systems integration, electronic patient reported outcomes ("ePRO"), and LIQUENT InSight® Regulatory Information Management (RIM) solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients. LIQUENT is included in our Perceptive reportable segment.

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

(in thousands)	CRS	PCMS	PERCEPTIVE	TOTAL
Service revenue:
2013	$1,303,569	$202,524	$228,349	$1,734,442
2012	1,038,705	167,125	190,678	1,396,508
2011	922,827	129,728	159,544	1,212,099
Gross profit on service revenue:
2013	$347,056	$81,570	$98,280	$526,906
2012	279,166	69,565	75,948	424,679
2011	294,200	52,049	68,066	414,315

NOTE 18. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for the years ended June 30, 2013 and June 30, 2012:

	Fiscal Year 2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$394,753	$422,068	$454,493	$463,128	$1,734,442
Gross profit	115,349	120,743	142,576	148,238	526,906
Income from operations	29,752	31,437	36,606	38,328	136,123
Net income	15,064	21,343	29,524	30,041	95,972
Diluted earnings per share	$0.25	$0.36	$0.50	$0.52	$1.61

	Fiscal Year 2012
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$314,735	$333,170	$355,992	$392,611	$1,396,508
Gross profit	92,561	105,071	114,547	112,500	424,679
Income from operations	12,450	22,596	28,217	25,539	88,802
Net income	9,561	12,940	22,869	17,788	63,158
Diluted earnings per share	$0.16	$0.21	$0.38	$0.29	$1.05

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The audited consolidated financial statements of the Company include the results of acquired LIQUENT and HERON (“acquired businesses”). Upon consideration of the date of the acquisitions and the time constraints under which the Company's management's assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired businesses' controls over financial reporting as allowable under section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, these operations have been excluded from the scope of management's assessment of internal controls. The acquired businesses are included in the Company's June 30, 2013 consolidated financial statements and constitute approximately 1% of total assets, excluding the effect of purchase accounting adjustments, as of June 30, 2013 and 1% of service revenues for the year then ended.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited PAREXEL International Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PAREXEL International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LIQUENT Inc. and HERON Group LTD, which are included in the June 30, 2013 consolidated financial statements of PAREXEL International Corporation and constitute approximately 1% of total assets, excluding the effect of purchase accounting adjustments, as of June 30, 2013 and 1% of service revenues for the year then ended. Our audit of internal control over financial reporting of PAREXEL International Corporation also did not include an evaluation of the internal control over financial reporting of LIQUENT Inc. and HERON Group LTD.
In our opinion, PAREXEL International Corporation maintained, in all material aspects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 21, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 of this annual report.
Remediation of Previously Reported Material Weaknesses
In Item 9A (Controls and Procedures) of our annual report for the year ended June 30, 2009, we reported a material weakness in our internal control over financial reporting related to accounting for the Clinphone business combination. More specifically, the material weakness related to the adoption of an accounting policy for revenue recognition in accordance with U.S. GAAP and the determination of fair value of deferred revenue assumed in the business combination. Subsequent to June 30, 2009, we developed and executed a plan to remediate the material weakness that included the following:

•	The review and redesign of our internal controls related to business combinations, with emphasis on conforming an acquired entity's accounting policies with U.S. GAAP;

•	The early evaluation by our Internal Audit group of the internal control environment of the acquired entity, together with periodic reports to management on internal control challenges and progress;

•
The strengthening or supplementing of technical resources to provide for the completion of purchase accounting for the acquired entity as quickly as possible after transaction closing to identify and clear technical issues on a timely basis. The acceleration of integration of the acquired entity on to PAREXEL standard financial systems and shared services;

•	The enhancement of oversight by senior financial management on the harmonization of accounting and financial policies of the acquired company with PAREXEL policies and processes.

Despite our actions taken, we were unable to test the effectiveness of our remediation until another acquisition occurred. In Fiscal Year 2013, the acquisition of LIQUENT Inc., and the HERON Group LTD. were subject to these revised controls. As a result of testing and assessment, we concluded that our business combination controls were designed and operating effectively.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”
Item 11. Executive Compensation
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
	The following financial statements and supplementary data are included in Item 8 of this annual report:
	Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2013, 2012 and 2011	75

	Consolidated Statements of Income and Comprehensive Income for each of the three years ended June 30, 2013, 2012 and 2011	45

	Consolidated Balance Sheets at June 30, 2013 and 2012	46

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2013, 2012 and 2011	47

	Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2013, 2012 and 2011	48

	Notes to Consolidated Financial Statements	49

	2. Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	81

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

	3. Exhibits
	Exhibits filed with this Form 10-K are included on the Exhibit Index, which is incorporated herein by reference, and are filed or furnished as part of this report or are incorporated into this report by reference.	82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	August 21, 2013
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Josef H. von Rickenbach		August 21, 2013
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (principal executive officer)
/s/ A. Dana Callow, Jr.		August 21, 2013
A. Dana Callow, Jr.	Director
/s/ Patrick J. Fortune		August 21, 2013
Patrick J. Fortune	Director
/s/ Eduard E. Holdener		August 21, 2013
Eduard E. Holdener	Director
/s/ Christopher J. Lindop		August 21, 2013
Christopher J. Lindop	Director
/s/ Richard L. Love		August 21, 2013
Richard L. Love	Director
/s/ James F. Winschel, Jr.		August 21, 2013
James F. Winschel, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Ellen M. Zane		August 21, 2013
Ellen M. Zane	Director

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of year	Charged (credited) to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2011	$13,015	$1,783	$(531)	$14,267
Year ended June 30, 2012	$14,267	$818	$(5,637)	$9,448
Year ended June 30, 2013	$9,448	$(346)	$(4,578)	$4,524
* Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2011	$21,670	$(6,782)	$(452)	$14,436
Year ended June 30, 2012	$14,436	$1,179	$(4,223)	$11,392
Year ended June 30, 2013	$11,392	$(4,708)	(661)	$6,023
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

10.14*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2007 Stock Incentive Plan
10.15*	Form of Restricted Stock Agreement for executive officers under the Company’s 2007 Stock Incentive Plan
10.16*	Form of Stock Option Agreement under the Company’s 2007 Stock Incentive Plan
10.17*	2010 Stock Incentive Plan as amended.
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

EXHIBIT NO.	DESCRIPTION

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

10.33*
PAREXEL International Amended and Restated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

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

10.37.1*
Form of Key Employee Agreement for Executive Officers (US) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.37.2*
Form of Key Employee Agreement for Executive Officers (UK) (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.38
Amended and Restated Credit Agreement, dated as of March 22, 2013, among PAREXEL, certain subsidiaries of PAREXEL, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC, HSBC Bank USA, National Association ("HSBC") and U.S. Bank National Association ("US Bank"), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., HSBC and US Bank, as Joint Syndication Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 22, 2013 and incorporated herein by this reference).

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

10.41*
Key Employee Agreement, dated November 1, 2012, by and between PAREXEL International Limited and Anita Cooper (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 and incorporated herein by this reference).

10.43*
Key Employee Agreement, dated November 6, 2012, by and between PAREXEL International Corporation and Joseph C. Avellone (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by this reference).

10.44*	Employment Offer Letter, dated June 6, 2013, between PAREXEL International Corporation and Ingo Bank.
10.45*	Change of Control/Severance Agreement, dated as of July 1, 2013, by and between the Company and Ingo Bank.
10.46
Receivables Purchase Agreement, dated as of February 19, 2013, by and between PAREXEL International, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2013 and incorporated herein by reference).

10.47
Note Purchase Agreement, dated as of June 25, 2013, between the Company and the Purchasers listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 25, 2013 and incorporated herein by reference).

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