Form 10-Q
period 2013-09-30
PAREXEL INTERNATIONAL CORP
filed 2013-11-04
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2013, there were 56,505,348 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$203,295	$144,027
Marketable securities	101,325	130,137
Billed and unbilled accounts receivable, net	751,227	705,374
Prepaid expenses	29,088	19,358
Deferred tax assets	37,257	44,236
Income taxes receivable	13,691	4,071
Other current assets	40,039	30,254
Total current assets	1,175,922	1,077,457
Property and equipment, net	224,887	224,225
Goodwill	326,246	319,478
Other intangible assets, net	101,415	103,514
Non-current deferred tax assets	8,985	8,556
Long-term income taxes receivable	11,549	11,153
Other assets	36,731	35,241
Total assets	$1,885,735	$1,779,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$10,003	$20,399
Accounts payable	51,714	54,232
Deferred revenue	385,923	378,950
Accrued expenses	46,458	42,211
Accrued employee benefits and withholdings	132,621	149,290
Current deferred tax liabilities	19,550	16,512
Other current liabilities	12,979	12,634
Total current liabilities	659,248	674,228
Long-term debt, net of current portion	491,349	424,074
Non-current deferred tax liabilities	37,208	35,443
Long-term income tax liabilities	48,434	45,183
Long-term deferred revenue	32,116	29,386
Other liabilities	30,392	32,364
Total liabilities	1,298,747	1,240,678
Stockholders’ equity:
Preferred stock	—	—
Common stock	565	563
Additional paid-in capital	114,389	113,771
Retained earnings	480,604	454,650
Accumulated other comprehensive loss	(8,570)	(30,038)
Total stockholders’ equity	586,988	538,946
Total liabilities and stockholders’ equity	$1,885,735	$1,779,624

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30, 2013	September 30, 2012
Service revenue	$449,245	$394,753
Reimbursement revenue	79,819	67,767
Total revenue	529,064	462,520
Direct Costs	303,194	279,404
Reimbursable out-of-pocket expenses	79,819	67,767
Selling, general and administrative	84,912	70,028
Depreciation	15,462	14,795
Amortization	3,796	1,084
Restructuring benefit	—	(310)
Total costs and expenses	487,183	432,768
Income from operations	41,881	29,752
Interest expense, net	(2,764)	(1,436)
Miscellaneous expense, net	(201)	(952)
Total other expense	(2,965)	(2,388)
Income before income taxes	38,916	27,364
Provision for income taxes	12,962	12,300
Net income	$25,954	$15,064

Earnings per common share
Basic	$0.46	$0.25
Diluted	$0.45	$0.25
Shares used in computing earnings per common share
Basic	56,254	60,111
Diluted	57,395	61,226

Comprehensive income (Note 3)
Net income	$25,954	$15,064
Unrealized gain on derivative instruments, net of taxes	3,971	312
Foreign currency translation adjustment	17,497	13,560
Total comprehensive income	$47,422	$28,936

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities:
Net income	$25,954	$15,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,258	15,879
Stock-based compensation	3,381	2,736
Excess tax benefit from stock-based compensation	(2,803)	—
Deferred income taxes	9,783	3,252
Other non-cash items	(116)	(1,232)
Changes in operating assets and liabilities	(92,594)	308
Net cash (used in) provided by operating activities	(37,137)	36,007
Cash flow from investing activities:
Purchase of marketable securities	(59,540)	(25,763)
Proceeds from the sale of marketable securities	93,315	—
Purchase of property and equipment	(14,266)	(11,511)
Net cash provided by (used in) investing activities	19,509	(37,274)
Cash flow from financing activities:
(Payments) proceeds for issuance of common stock and cashless exercises, net	(506)	1,189
Payments for share repurchase	(4,906)	(50,000)
Excess tax benefit from stock-based compensation	2,803	—
Borrowings under credit agreement/facility	275,000	165,000
Repayments under credit agreement/facility	(207,500)	(111,250)
Payments for debt issuance costs	(671)	—
Net cash provided by financing activities	64,220	4,939
Effect of exchange rate changes on cash and cash equivalents	12,676	6,078
Net increase in cash and cash equivalents	59,268	9,750
Cash and cash equivalents at beginning of period	144,027	213,579
Cash and cash equivalents at end of period	$203,295	$223,329

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$10,394	$—
Cash paid during the period for:
Interest	$3,198	$2,466
Income taxes, net of refunds	$10,819	$5,072

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”) filed with the Securities and Exchange Commission on August 22, 2013.
Net Presentation Adjustment
We adjusted the presentation for interest income and interest expense in our results of operation for the three months ended September 30, 2012. We determined a net presentation of either interest expense or interest income better reflects the impact on our results of operations for the cash pooling arrangement (see Note 9) compared to our prior practice of reporting interest income and expense on a gross basis. For the three months ended September 30, 2012, we incurred net interest expense on our cash pooling arrangement and therefore we netted the previously reported interest income of $1.1 million against the interest expense of $2.5 million. This adjustment had no impact on our consolidated financial positions for June 30, 2013 or statement of cash flow for three month ended September 30, 2012.
Recently Implemented Accounting Standards
In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was issued to limit the scope of ASU 2011-11 to derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase arrangements, and securities borrowing and lending transactions. We adopted ASU 2013-01 beginning in our fiscal quarter ended September 30, 2013. The adoption of ASU 2013-01 did not impact our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires reporting and disclosure about changes in accumulated other comprehensive income (AOCI) balances and reclassifications out of AOCI. We adopted ASU 2013-02 beginning in our first quarter ended September 30, 2013. The adoption of ASU 2013-02 did not impact our consolidated financial statements.
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013, however early adoption and retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of September 30, 2013 and June 30, 2013, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of September 30, 2013 and June 30, 2013, we had 56,457,259 and 56,310,582 shares of common stock issued and outstanding, respectively.
We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and restricted stock awards and units. The following table outlines the basic and diluted earnings per common share computations:

(in thousands, except per share data)	Three Months Ended
	September 30, 2013	September 30, 2012
Net income attributable to common stock	$25,954	$15,064
Weighted average number of shares outstanding, used in computing basic earnings per share	56,254	60,111
Dilutive common stock equivalents	1,141	1,115
Weighted average number of shares outstanding used in computing diluted earnings per share	57,395	61,226
Basic earnings per share	$0.46	$0.25
Diluted earnings per share	$0.45	$0.25
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	95	470
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”). Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders' equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our second Open Market Agreement and received 101,247 shares representing the final settlement of our March ASR Agreement. With the completion of our second Open Market Agreement and the final settlement of the March ASR Agreement, the Program was completed. No further share repurchases have been authorized by our Board of Directors as of the date of this quarterly report on Form 10-Q.
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table reflects the activity for the components of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2013:

(in thousands)	Foreign Currency	Unrealized Gain/(loss) on Derivatives	Total
Balance as of June 30, 2013	$(29,138)	$(900)	$(30,038)
Other comprehensive income before reclassifications	17,497	5,114	22,611
Amounts reclassified from accumulated other comprehensive income	—	(1,143)	(1,143)
Net current-period other comprehensive income	$17,497	$3,971	$21,468
Balance at September 30, 2013	$(11,641)	$3,071	$(8,570)

The details regarding pre-tax gains (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income for the three months ended September 30, 2013 and 2012 are the follows:

	Three months ended
	September 30, 2013	September 30, 2012
(in thousands)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Affected Line in the Consolidated Statements of Income
Interest rate contracts	$429	$279	Interest expense, net
Foreign exchange contracts	1,335	(70)	Direct Costs
Cross-currency swap contracts	114	218	Miscellaneous expense, net
Total	$1,878	$427
The amounts of gain (loss) reclassified from accumulated other comprehensive income into earnings are net of taxes of $0.7 million and $0.1 million for the three months ended September 30, 2013 and 2012.
NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB Accounting Standards Codification ("ASC") 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012
Direct costs	$424	$380
Selling, general and administrative	2,957	2,356
Total stock-based compensation	$3,381	$2,736
NOTE 5 – RESTRUCTURING CHARGES
We have not adopted any plans in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations,” to restructure our operations since the fiscal year ended June 30, 2012. The remaining accrued balances for the restructuring plans adopted by us prior to June 30, 2012 are included in Pre-2012 Plans.
We recorded the following benefits related to our restructuring plans:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012
Pre-2012 Plans
Facilities-related and other	$—	$(310)
Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2013			September 30, 2013
Pre-2012 Plans
Facilities-related charges and other	$2,559	$—	$(202)	$2,357
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
Our segment results are as follows:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012
Service revenue
CRS	$332,592	$297,167
PCMS	53,537	48,351
Perceptive	63,116	49,235
Total service revenue	$449,245	$394,753
Direct costs
CRS	$238,188	$220,166
PCMS	31,266	29,685
Perceptive	33,740	29,553
Total direct costs	$303,194	$279,404
Gross profit
CRS	$94,404	$77,001
PCMS	22,271	18,666
Perceptive	29,376	19,682
Total gross profit	$146,051	$115,349
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
As of September 30, 2013, we had $49.1 million of gross unrecognized tax benefits, of which $32.4 million would impact the effective tax rate if recognized. As of June 30, 2013, we had $46.6 million of gross unrecognized tax benefits, of which $31.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $2.5 million net increase in gross unrecognized tax benefits is primarily associated with tax positions taken in prior periods related to the jurisdiction in which income is taxable and restrictions on the use of operating loss carryforwards.
As of September 30, 2013, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $6.0 million over the next 12 months primarily as a result of the expiration of statutes of limitation.
We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2013, $5.4 million of gross interest and penalties were included in our liability for unrecognized tax benefits. As of June 30, 2013, $5.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded for the three months ended September 30, 2013 and 2012 includes an expense of approximately $0.3 million and $0.4 million, respectively, for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state, and local income tax matters through 2004 have been concluded with the respective taxing authority. Substantially all material foreign income tax matters have been concluded for all years through 2000 with the respective taxing authority.
For the three months ended September 30, 2013 and 2012, we had effective income tax rates of 33.3% and 44.9%, respectively. The tax rate for the three months ended September 30, 2013 was lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory rates applicable to income earned outside the United States.
The tax rate for the three months ended September 30, 2012 was higher than the expected statutory rate primarily as a result of a $2.0 million quarter-specific expense associated with the limitation of certain compensation-related deductions as well as the effect of a high annual effective tax rate for our fiscal year ended June 30, 2013 ("Fiscal Year 2013") as projected at September 30, 2012. The high Fiscal Year 2013 projected annual effective tax rate was attributable to a projected increase in income subject to tax in the United States as compared to lower rate foreign jurisdictions due in part to the expiration of certain United States Internal Revenue Code provisions which were subsequently reinstated in January 2013.
NOTE 8 – CREDIT AGREEMENTS
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility of the 2013 Credit Agreement, as described below. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of the Notes. The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on the Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and as such, the unrealized gains related to these derivatives were initially recorded as other comprehensive income in our consolidated balance sheets and are amortized into net income over the life of the Notes.
As of September 30, 2013, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
2013 Credit Agreement
On March 22, 2013, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC

(“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2013 Credit Agreement”) providing for a five-year term loan of $200.0 million and a revolving credit facility in the amount of up to $300.0 million, plus additional amounts of up to $200.0 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $75.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement and used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
As of September 30, 2013, we had $210.0 million of principal borrowed under the revolving credit facility and $195.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.3 million in our consolidated balance sheets. We have borrowing availability of $90.0 million under the revolving credit facility.
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
Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults relating to such matters as the Employee Retirement Income Security Act (ERISA) and judgments, and a change of control default.
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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

In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges the principal of $100.0 million under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement now hedges the principal of $25.0 million under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of September 30, 2013, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.51%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $36.7 million and $40.8 million at September 30, 2013 and June 30, 2013, respectively, and was included in cash and cash equivalents in our consolidated balance sheets.
NOTE 9 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations related to the Note Purchase Agreement and 2013 Credit Agreement are as follows:

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$7,503	$12,500	$25,000	$45,000	$315,000	$100,000	$505,003
We have letter-of-credit agreements with banks totaling approximately $9.8 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement is guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
NOTE 10 – DERIVATIVES
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with ASC 815.

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

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany transactions. This program was expanded in the first quarter of Fiscal Year 2013 in order to reduce the impact of foreign exchange rate risk on our gross margin. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of September 30, 2013 and June 30, 2013. The gross position of all asset and liability amounts are reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	September 30, 2013		June 30, 2013
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$125,000	$2,641	$125,000	$3,269
Foreign exchange contracts	144,925	5,014	20,245	333
Cross-currency swap contracts	—	—	27,312	1,032
Derivatives in a liability position:
Interest rate contracts	100,000	(2,115)	100,000	(2,208)
Foreign exchange contracts	27,361	(1,179)	129,254	(3,889)
Cross-currency swap contracts	25,277	(177)	—	—
Total designated derivatives	$422,563	$4,184	$401,811	$(1,463)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$28,010	$377	$20,756	$91
Derivatives in a liability position:
Cross-currency interest rate swap contracts	46,283	(3,182)	44,580	(1,910)
Foreign exchange contracts	35,607	(365)	42,800	(992)
Total non-designated derivatives	$109,900	$(3,170)	$108,136	$(2,811)
Total derivatives	$532,463	$1,014	$509,947	$(4,274)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense) in our consolidated statements of income. The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$(321)	$(51)
Foreign exchange contracts, net of taxes	4,445	440
Cross-currency swap contracts, net of taxes	(153)	(77)
Total designated derivatives	$3,971	$312
The unrealized gain on derivative instruments is net of $2.7 million of taxes for the three months ended September 30, 2013 and net of $0.2 million of taxes for the three months ended September 30, 2012, respectively.
Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. During three months ended September 30, 2013 and 2012, the amounts recorded in miscellaneous expense, net in our consolidated statements of income to reflect ineffective portions of any hedges were a loss of $0.1 million and a gain of $0.1 million, respectively. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $2.2 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous expense, net in our consolidated statements of income. The gains (losses) recognized are presented below:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(1,272)	$(901)
Foreign exchange contracts	913	1,432
Total non-designated derivative unrealized (loss) gain, net	$(359)	$531
NOTE 11 – FAIR VALUE MEASUREMENTS
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures” ("ASC 8210"). ASC 820 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. ASC 820 seeks to enable the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,458)	$(5,458)
Interest rate derivative instruments	—	(2,656)	—	(2,656)
Foreign currency exchange contracts	—	3,670	—	3,670
Total	$—	$1,014	$(5,458)	$(4,444)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,934)	$(5,934)
Interest rate derivative instruments	—	(849)	—	(849)
Foreign currency exchange contracts	—	(3,425)	—	(3,425)
Total	$—	$(4,274)	$(5,934)	$(10,208)
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
On April 30, 2013, we acquired all of the outstanding equity securities of HERON Group LTD ("HERON"), a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The net purchase price was approximately $22.8 million, plus the potential for us to pay up to an additional $14.2 million over a twenty-six month period if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million.
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

Unobservable Input	Range
Discount rate	18%
Probability of achieving financial targets	10% to 60%
Projected years of payment	2014 - 2015

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2013	$5,934
Change in fair value related to contingent consideration from HERON acquisition	(476)
Balance at September 30, 2013	$5,458
Contingent consideration liabilities are remeasured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected financial targets and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. For the three months ended September 30, 2013, the change in fair value of contingent consideration of $0.5 million was recorded in selling, general and administrative expense.
The fair value of the debt under Note Purchase Agreement was estimated to be $95.8 million as of September 30, 2013, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
For the three months ended September 30, 2013, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of September 30, 2013, we had marketable securities of $101.3 million. Our marketable securities were invested in foreign government treasury certificates securities and they are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
The carrying value of our short-term and long-term debt under the 2013 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this report regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 22, 2013 (the “2013 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
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
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2013 10-K.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), miscellaneous income (expense), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three months ended September 30, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended
	September 30, 2013	September 30, 2012	Increase $	Increase %
Service revenue
CRS	$332,592	$297,167	$35,425	11.9%
PCMS	53,537	48,351	5,186	10.7%
Perceptive	63,116	49,235	13,881	28.2%
Total service revenue	$449,245	$394,753	$54,492	13.8%
Direct costs
CRS	$238,188	$220,166	$18,022	8.2%
PCMS	31,266	29,685	1,581	5.3%
Perceptive	33,740	29,553	4,187	14.2%
Total direct costs	$303,194	$279,404	$23,790	8.5%
Gross profit
CRS	$94,404	$77,001	$17,403	22.6%
PCMS	22,271	18,666	3,605	19.3%
Perceptive	29,376	19,682	9,694	49.3%
Total gross profit	$146,051	$115,349	$30,702	26.6%
Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012:
Revenue
Service revenue increased by $54.5 million, or 13.8%, to $449.2 million for the three months ended September 30, 2013 from $394.8 million for the same period in 2012. On a geographic basis, service revenue (in millions) was distributed as follows:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$224.4	50.0%	$197.4	50.0%
Europe, Middle East & Africa	$158.5	35.3%	$138.3	35.0%
Asia/Pacific	$66.3	14.7%	$59.1	15.0%
For the three months ended September 30, 2013 compared with the same period in 2012, service revenue in the Americas increased by $27.0 million, or 13.7%; Europe, Middle East & Africa service revenue increased by $20.2 million, or 14.6%; and Asia/Pacific service revenue increased by $7.2 million, or 12.2%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The conversion of backlog to revenue has increased on a year-over-year basis as projects have matured and moved from the startup phases to ongoing monitoring activities. The higher levels of service revenue in the Americas region was primarily due to increased activity in the Phase II-III/PACE business and revenue from our acquisition of LIQUENT Inc. (“LIQUENT”).
On a segment basis, CRS service revenue increased by $35.4 million, or 11.9%, to $332.6 million for the three months ended September 30, 2013 from $297.2 million for the same period in 2012. The increase was primarily attributable to a $28.0 million increase in Phase II-III/PACE business and a $7.4 million increase in our Early Phase business. The Phase II-III/PACE increases were due to our success in forging strategic partnership relationships which has benefited our pipeline of work. Higher levels of new business awards won in prior periods across our entire customer base have resulted in a greater number of active projects and, coupled with the efforts of a larger and more productive employee base, have caused the conversion rate of backlog into revenue to accelerate. The revenue increase in our Early Phase business was due to improvements in our win rate among small and emerging clients combined with success in winning additional strategic partner relationships.
PCMS service revenue increased by $5.2 million, or 10.7%, to $53.5 million for the three months ended September 30, 2013 from $48.4 million for the same period in 2012. Higher service revenue was primarily attributable to a $3.2 million increase in consulting services associated with growth in strategic compliance work due to higher levels of regulatory activity, and a $2.0 million increase in our commercialization service revenue benefited from our acquisition of HERON Group Ltd (“HERON”).
Perceptive service revenue increased by $13.9 million, or 28.2%, to $63.1 million for the three months ended September 30, 2013 from $49.2 million for the three months ended September 30, 2012. The growth was primarily due to $9.1 million of revenue from the LIQUENT acquisition and a $4.8 million increase in our platform solution and eClinical data services businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $23.8 million, or 8.5%, to $303.2 million for the three months ended September 30, 2013 from $279.4 million for the same period in 2012. As a percentage of total service revenue, direct costs decreased to 67.5% from 70.8% for the respective periods. The gross margin improvement mainly related to the impact of various productivity and efficiency initiatives coupled with continued focus on the reduction of costs.
On a segment basis, CRS direct costs increased by $18.0 million, or 8.2%, to $238.2 million for the three months ended September 30, 2013 from $220.2 million for the three months ended September 30, 2012. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand resulting from higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 71.6% for the three months ended September 30, 2013 from 74.1% for the same period in 2012. The gross margin expansion was driven by a reduction in the use of contract staff, increased productivity of the employees who joined us during our fiscal year ended June 30, 2013 (“Fiscal 2013”), and the results of our operational efficiency programs.
PCMS direct costs increased by $1.6 million, or 5.3%, to $31.3 million for the three months ended September 30, 2013 from $29.7 million for the three months ended September 30, 2012. This increase resulted primarily from the addition of HERON direct costs. As a percentage of PCMS service revenue, direct costs decreased to 58.4% from 61.4% for the respective periods largely due to a better client and business mix.
Perceptive direct costs increased by $4.2 million, or 14.2%, to $33.7 million for the three months ended September 30, 2013 from $29.6 million for the three months ended September 30, 2012 due primarily to the addition of LIQUENT direct costs. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 53.5% for the three months ended September 30, 2013 from 60.0% for the same period in 2012 due to the impact of shifting resources to low cost countries and lower medical imaging “read” expenses associated with smaller volume of reads.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $84.9 million for the three months ended September 30, 2013 from $70.0 million for the three months ended September 30, 2012. This $14.9 million increase was primarily due to costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth, particularly in Asia, and the inclusion of approximately $6.2 million of SG&A costs related to LIQUENT and HERON. As a percentage of service revenue, SG&A expense increased to 18.9% of service revenue for the three months ended September 30, 2013 compared with 17.7% of service revenue for the three months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.4 million, or 21.3%, to $19.3 million for the three months ended September 30, 2013 from $15.9 million for the three months ended September 30, 2012 primarily due to the increase in amortization expense from the increase in intangible assets from LIQUENT and HERON. As a percentage of service revenue, depreciation and amortization expense was 4.3% for the three months ended September 30, 2013 compared with 4.0% for the same period in 2012.
Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of our fiscal year ended June 30, 2012 ("Fiscal Year 2012"). During the three months ended September 30, 2013 there were no adjustments in restructuring charges. During the three months ended September 30, 2012, we recorded a $0.3 million net reduction in restructuring charges for changes in estimated facility costs under our previously announced restructuring plans.

Income from Operations
Income from operations increased to $41.9 million for the three months ended September 30, 2013 from $29.8 million for the same period in 2012. Income from operations as a percentage of service revenue, or operating margin, increased to 9.3% from 7.5% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense
We recorded net other expense of $3.0 million for the three months ended September 30, 2013 compared with $2.4 million for the three months ended September 30, 2012. The $0.6 million increase in net other expense was primarily due to an increase in net interest expense resulting from higher average debt balances, partially offset by lower foreign currency exchange losses.
Taxes
For the three months ended September 30 2013 and 2012, we had effective income tax rates of 33.3% and 44.9%, respectively. The higher tax rate for the three months ended September 30, 2012, was primarily attributable to $2.0 million of quarter-specific expense associated with the limitation of certain compensation-related deductions and the effect of a higher annual effective tax rate for Fiscal Year 2013 as projected at September 30, 2012. The higher projected annual effective tax rate for Fiscal Year 2013 mainly resulted from a projected increase in income subject to tax in the United States as compared to lower rate foreign jurisdictions due in part to the expiration of certain United States Internal Revenue Code provisions which were subsequently reinstated in January 2013.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of September 30, 2013, we had cash and cash equivalents and marketable securities of approximately $304.6 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts and money market funds, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended September 30, 2013 and June 30, 2013:

(in millions)	September 30, 2013	June 30, 2013
Billed accounts receivable, net	$526.6	$457.2
Unbilled accounts receivable, net	224.6	248.2
Total accounts receivable	751.2	705.4
Deferred revenue	418.0	408.3
Net receivables	$333.2	$297.1

DSO (in days)	46	42
The increase in DSO for the three months ended September 30, 2013 compared with the three months ended June 30, 2013, was largely due to client and revenue mix.
CASH FLOWS
Net cash used in operating activities was $37.1 million for the three months ended September 30, 2013 compared with net cash provided by operating activities of $36.0 million for the three months ended September 30, 2012. The $73.1 million decrease in operating cash flows resulted primarily from an increase in net accounts receivable during the three months ended September 30, 2013 compared to a decrease in net accounts receivable during the same period in 2012.
Net cash provided by investing activities was $19.5 million for the three months ended September 30, 2013 compared with net $37.3 million net cash used in investing activities for the three months ended September 30, 2012. The increase in cash provided by investing activities of $56.8 million was primarily due to decreased investments in marketable securities of $59.5 million, offset by $2.7 million increase in capital expenditures.
Net cash provided by financing activities was $64.2 million for the three months ended September 30, 2013 compared with net cash provided by financing activities of $4.9 million for the three months ended September 30, 2012. The $59.3 million increase in net cash provided by financing activities was primarily due to additional debt borrowings and the completion of our share repurchases activities during the three months ended September 30, 2013. These increases were partially offset by higher payments relating to amounts borrowed under the revolving credit facility portion of the 2013 Credit Agreement.
CREDIT AGREEMENTS
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility of the 2013 Credit Agreement, as described below. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of the Notes. The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on the Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”) and as such, the unrealized gains related to these derivatives were initially recorded as other comprehensive income in our consolidated balance sheets and are amortized into net income over the life of the Notes.
As of September 30, 2013, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
2013 Credit Agreement
On March 22, 2013, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2013 Credit Agreement”) providing for a five-year term loan of $200.0 million and a revolving credit facility in the amount of up to $300.0 million, plus additional amounts of up to $200.0 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $75.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement and used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
As of September 30, 2013, we had $210.0 million of principal borrowed under the revolving credit facility and $195.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.3 million in our consolidated balance sheets. We have borrowing availability of $90.0 million under the revolving credit facility.
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
Our obligations under the 2013 Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults relating to such matters as the Employee Retirement Income Security Act (ERISA) and judgments, and a change of control default.
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges the principal of $100.0 million under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement now hedges the principal of $25.0 million under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of September 30, 2013, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.51%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2013, we had 5.0 million Euros available under this line of credit.
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference. The gross overdraft balance related to this pooling arrangement was $36.7 million and $40.8 million at September 30, 2013 and June 30, 2013, respectively, and was included in cash and cash equivalents in our consolidated balance sheets.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations are as follows:

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$7,503	$12,500	$25,000	$45,000	$315,000	$100,000	$505,003

We have letter-of-credit agreements with banks totaling approximately $9.8 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement is guaranteed by certain of our U.S. subsidiaries.
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
Credit Agreements and Note Purchase Agreement
In July 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. We utilized the proceeds from the private placement to pay down debt outstanding under our 2013 Credit Agreement. The Note Purchase Agreement permits the proceeds from the private placement to be used for working capital purposes, stock repurchase financing, debt refinancing, and for general corporate purposes including the financing of acquisitions, subject in each case to the terms of the Note Purchase Agreement.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2013 Credit Agreement and the Notes. Our primary committed external source of funds is the 2013 Credit Agreement. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A. “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2013 Credit Agreement upon its maturity in 2018.
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
Under the terms of the 2013 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
Capital Expenditures
We made capital expenditures of approximately $14.3 million during the three months ended September 30, 2013, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock early in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”). Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013, . The buyback activity also resulted in a reduction of our stockholders' equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the ASR Agreements, the Program was completed. No further share repurchases have been authorized by our Board of Directors as of the date of this quarterly report on Form 10-Q.

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
RECENTLY IMPLEMENTED AND ISSUED ACCOUNTING STANDARDS
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on recently issued accounting standards.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 54.0% of our consolidated service revenue for both the three months ended September 30, 2013 and 2012, from operations outside of the United States. In addition, for the three months ended September 30, 2013 and 2012, our Euro denominated service revenue accounted for 13.3% and 12.5% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program. Our foreign currency hedging program was expanded in the first quarter of Fiscal Year 2013 in order to reduce the impact of foreign currency exchange rate risk on our gross margin.
As of September 30, 2013, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $422.6 million, including interest rate swap and interest rate cap agreements with a total notional value of $225.0 million that hedge borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of September 30, 2013, the estimated amount that could be recognized in earnings was a gain of approximately $3.1 million, net of tax.
As of September 30, 2013, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $109.9 million.
During the three months ended September 30, 2013 and 2012, we recorded foreign currency exchange losses of $0.2 million and $2.0 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. Short-term debt was $10.0 million at September 30, 2013 and $20.4 million at June 30, 2013. Long-term debt was $495.0 million at September 30, 2013 and $427.5 million at June 30, 2013. Based on average short-term and long-term debt for the three months ended September 30, 2013, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.
In April and May 2013, we entered into three treasury lock agreements, each with a notional amount of $25.0 million, in connection with the planned issuance of the Notes.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on the Notes.  The treasury locks matured in May 2013 when the interest rates on our Notes were fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets and are amortized over the life of the Notes.
MARKETABLE SECURITIES
During the three months ended September 30, 2013, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. As of September 30, 2013, the securities are recorded at their amortized cost of $101.3 million, which is not materially different than fair value. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion includes seven amendments to the risk factors included in the 2013 10-K:

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
Although we expect that all costs associated with this and prior restructuring plans have been recorded as of September 30, 2013, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 54.0% of total consolidated service revenue for each of the three-month periods ended September 30, 2013 and 2012. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 35.3% and 35.0% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 14.7% and 15.0% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative impact from changes in tax laws affecting any repatriation of foreign earnings to the US;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

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
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our President and Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with a comparable level of specialized knowledge of our products and services and the biopharmaceutical outsourcing services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party upon notice to the counterparty.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $41.9 million for the fiscal quarter ended September 30, 2013, $38.3 million for the fiscal quarter ended June 30, 2013, $36.6 million for the fiscal quarter ended March 31, 2013, $31.4 million for the fiscal quarter ended December 31, 2012, and $29.8 million for the fiscal quarter ended September 30, 2012. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency exchange rate fluctuation, service revenue for the three months ended September 30, 2013 was negatively impacted by approximately $0.5 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2013 and 2012, our Euro denominated service revenue accounted for 13.3% and 12.5% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions in which no tax benefit can be recognized;

•	the repatriation of foreign earnings to the U.S.;

•	actual and projected full-year pretax income;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if we determine that it is more likely than not that future tax benefits will not be realized.
These changes may cause fluctuations in our effective income tax rate that could cause fluctuation in our earnings and earnings per share, which in turn could affect our stock price.
Our results of operations may be adversely affected by the results of regulatory tax examinations.
We are subject to value added tax, customs tax, sales and use tax, withholding tax, payroll tax, income tax, and other taxes as a result of the operations of our business. The regulators from the various jurisdictions in which we operate periodically perform audits. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to change the way we conduct business with our vendors and customers, which may affect our business in an adverse manner. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.
Our results of operations may be adversely affected if our goodwill or intangible assets are impaired.
As of September 30, 2013, our total assets included $427.7 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with an acquired business or asset. Our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of the relevant business. These cash flows may be impacted by how well we have integrated the relevant business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we do not take these actions and are not able to manage the expanded business, the expanded business may be less successful than anticipated. We may be required to allocate existing or future resources to the expanded business that, in either case, we would have otherwise allocated to another part of our business.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2013, 2012, and 2011, our five largest clients accounted for approximately 50%, 41%, and 35% of our consolidated service revenue, respectively. Our two largest clients individually accounted for 17% and 12%, respectively, of consolidated service revenue in Fiscal Year 2013. In Fiscal Year 2014, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
In order to mitigate the risk of liability, we seek to include indemnification provisions in our CRS contracts with clients and with investigators. However, we are not able to include indemnification provisions in all of our contracts. In addition, even if we are able to include an indemnification provision in all of our contracts, the indemnification provisions may not cover our exposure if:

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
As of September 30, 2013, we had $505.0 million principal amount of debt outstanding and remaining borrowing availability of $90.0 million under our credit arrangements. We may incur additional debt in the future. Our indebtedness could have significant adverse consequences, including:

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
In addition, the terms of the 2013 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2013 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the 2013 Credit Agreement and the Note Purchase Agreement would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On October 30, 2013, the closing sales price of our common stock on the Nasdaq Global Select Market was $46.53 per share. During the period from October 30, 2011 to October 30, 2013, our common stock traded at prices ranging from a high of $54.85 per share to a low of $18.26 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
Our stock price can be affected by quarter-to-quarter variations in a number of factors including, but not limited to:

•	operating results;

•	earnings estimates by industry analysts;

•	market conditions in our industry or the pharmaceutical and biotechnology industries;

•	prospects of healthcare reform;

•	changes in government regulations;

•	general economic conditions; and

•	our effective income tax rate.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may adversely affect the market price of our common stock. Although our common stock has traded in the past at a relatively high price-earnings multiple, due in part to analysts’ expectations of earnings growth, the price of our common stock could quickly and substantially decline as a result of even a relatively small shortfall in earnings from, or a change in, analysts’ expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the three months ended September 30, 2013:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 - July 31, 2013	152, 318	$47.25	152, 318	$—
August 1, 2013 - August 30, 2013	—	$—	—	$—
September 1, 2013 - September 30, 2013	—	$—	—	$—
Total	152,318		152,318
(1) In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”). Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders' equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our second Open Market Agreement and received 101,247 shares representing the final settlement of our March ASR Agreement. With the completion of our second Open Market Agreement and the final settlement of the March ASR Agreement, the Program was completed. No further share repurchases have been authorized by our Board of Directors as of the date of this quarterly report on Form 10-Q.
All repurchased shares have been canceled and restored to the status of authorized and unissued shares.

ITEM 5. OTHER INFORMATION
None.

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

PAREXEL International Corporation

Date:	November 4, 2013	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2013	By: /s/ Ingo Bank

Ingo Bank
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Letter Agreement, dated September 30, 2013, by and between PAREXEL International Corporation and Joseph C. Avellone, MD.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
* Denotes management contract or any compensatory plan, contract or arrangement