Form 10-Q
period 2013-12-31
PAREXEL INTERNATIONAL CORP
filed 2014-01-31
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 30, 2014, there were 56,602,652 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$217,785	$144,027
Marketable securities	96,509	130,137
Billed and unbilled accounts receivable, net	738,318	705,374
Prepaid expenses	22,362	19,358
Deferred tax assets	45,866	44,236
Income taxes receivable	—	4,071
Other current assets	45,936	30,254
Total current assets	1,166,776	1,077,457
Property and equipment, net	229,169	224,225
Goodwill	326,903	319,478
Other intangible assets, net	98,205	103,514
Non-current deferred tax assets	8,949	8,556
Long-term income taxes receivable	11,485	11,153
Other assets	36,302	35,241
Total assets	$1,877,789	$1,779,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$13,968	$20,399
Accounts payable	65,313	54,232
Deferred revenue	426,408	378,950
Accrued expenses	50,035	42,211
Accrued employee benefits and withholdings	142,199	149,290
Current deferred tax liabilities	19,581	16,512
Income taxes payable	4,152	—
Other current liabilities	11,659	12,634
Total current liabilities	733,315	674,228
Long-term debt, net of current portion	369,054	424,074
Non-current deferred tax liabilities	29,985	35,443
Long-term income tax liabilities	48,396	45,183
Long-term deferred revenue	34,621	29,386
Other liabilities	34,544	32,364
Total liabilities	1,249,915	1,240,678
Stockholders’ equity:
Preferred stock	—	—
Common stock	566	563
Additional paid-in capital	120,545	113,771
Retained earnings	508,933	454,650
Accumulated other comprehensive loss	(2,170)	(30,038)
Total stockholders’ equity	627,874	538,946
Total liabilities and stockholders’ equity	$1,877,789	$1,779,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Service revenue	$487,145	$422,068	$936,390	$816,821
Reimbursement revenue	87,091	61,069	166,910	128,836
Total revenue	574,236	483,137	1,103,300	945,657
Direct costs	324,507	301,325	627,701	580,729
Reimbursable out-of-pocket expenses	87,091	61,069	166,910	128,836
Selling, general and administrative	95,528	71,909	180,440	141,937
Depreciation	16,584	15,462	32,046	30,257
Amortization	3,862	2,043	7,658	3,127
Restructuring benefit	—	(108)	—	(418)
Total costs and expenses	527,572	451,700	1,014,755	884,468
Income from operations	46,664	31,437	88,545	61,189
Interest expense, net	(2,506)	(1,401)	(5,270)	(2,837)
Miscellaneous (expense) income, net	(1,201)	1,192	(1,402)	240
Total other expense	(3,707)	(209)	(6,672)	(2,597)
Income before income taxes	42,957	31,228	81,873	58,592
Provision for income taxes	14,628	9,885	27,590	22,185
Net income	$28,329	$21,343	$54,283	$36,407

Earnings per common share
Basic	$0.50	$0.36	$0.96	$0.61
Diluted	$0.49	$0.36	$0.95	$0.60
Shares used in computing earnings per common share
Basic	56,517	58,671	56,386	59,391
Diluted	57,395	59,639	57,395	60,412

Comprehensive income
Net income	$28,329	$21,343	$54,283	$36,407
Unrealized gain (loss) on derivative instruments, net of taxes	955	(362)	4,926	(50)
Foreign currency translation adjustment	5,445	6,640	22,942	20,200
Total comprehensive income	$34,729	$27,621	$82,151	$56,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31, 2013	December 31, 2012
Cash flow from operating activities:
Net income	$54,283	$36,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,704	33,384
Stock-based compensation	6,968	5,435
Excess tax benefit from stock-based compensation	(3,335)	(2,173)
Deferred income taxes	(7,175)	11,390
Other non-cash items	(455)	(970)
Changes in operating assets and liabilities	22,347	14,625
Net cash provided by operating activities	112,337	98,098
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(13)	(74,692)
Purchase of marketable securities	(154,691)	(90,524)
Proceeds from sale and maturity of marketable securities	195,500	—
Purchase of property and equipment	(34,094)	(31,360)
Proceeds from sale of property and equipment	—	1,670
Proceeds from collection of notes receivable	—	594
Net cash provided by (used in) investing activities	6,702	(194,312)
Cash flow from financing activities:
(Tax payments) for cashless exercises and proceeds from issuance of common stock, net	(1,070)	7,064
Payments for share repurchase	(4,906)	(98,692)
Excess tax benefit from stock-based compensation	3,335	2,173
Borrowings under credit agreement/facility	300,000	345,000
Repayments under credit agreement/facility	(355,000)	(180,000)
Borrowings under factoring agreement	3,965	—
Payments for debt issuance costs	(671)	—
Net cash (used in) provided by financing activities	(54,347)	75,545
Effect of exchange rate changes on cash and cash equivalents	9,066	11,193
Net increase (decrease) in cash and cash equivalents	73,758	(9,476)
Cash and cash equivalents at beginning of period	144,027	213,579
Cash and cash equivalents at end of period	$217,785	$204,103

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$10,394	$—
Cash paid during the period for:
Interest	$8,033	$4,534
Income taxes, net of refunds	$23,663	$11,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” “the Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012 have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”) filed with the Securities and Exchange Commission on August 22, 2013.
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
We adjusted the presentation for interest income and interest expense in our results of operation for the three and six months ended December 31, 2012. We determined a net presentation of either interest expense or interest income better reflects the impact on our results of operations for the cash pooling arrangement (see Note 8) compared to our prior practice of reporting interest income and expense on a gross basis. For the three and six months ended December 31, 2012, we incurred net interest expense on our cash pooling arrangement and therefore we netted the previously reported interest income of $1.0 million against the interest expense of $2.4 million for the three months ended December 31, 2012 and interest income of $2.1 million against the interest expense of $4.9 million for the six months ended December 31, 2012. This adjustment had no impact on our consolidated financial positions for June 30, 2013 or consolidated statement of cash flow for the six months ended December 31, 2012.
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
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires reporting and disclosure about changes in accumulated other comprehensive income (AOCI) balances and reclassifications out of AOCI. We adopted ASU 2013-02 beginning in our fiscal quarter ended September 30, 2013. The adoption of ASU 2013-02 did not impact our consolidated financial statements.
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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013, however early adoption and retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of December 31, 2013 and June 30, 2013, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of December 31, 2013 and June 30, 2013, we had 56,570,730 and 56,310,582 shares of common stock issued and outstanding, respectively.
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

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income attributable to common stock	$28,329	$21,343	$54,283	$36,407
Weighted average number of shares outstanding, used in computing basic earnings per share	56,517	58,671	56,386	59,391
Dilutive common stock equivalents	878	968	1,009	1,021
Weighted average number of shares outstanding used in computing diluted earnings per share	57,395	59,639	57,395	60,412
Basic earnings per share	$0.50	$0.36	$0.96	$0.61
Diluted earnings per share	$0.49	$0.36	$0.95	$0.60
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	425	357	260	542
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders' equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the Program was completed. No further share repurchases have been authorized by our Board of Directors as of the date of this Quarterly Report on Form 10-Q.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table reflects the activity for the components of accumulated other comprehensive income, net of tax, for the six months ended December 31, 2013:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2013	$(29,138)	$(900)	$(30,038)
Other comprehensive income before reclassifications	22,942	4,183	27,125
Loss reclassified from accumulated other comprehensive income	—	743	743
Net current-period other comprehensive income	$22,942	$4,926	$27,868
Balance at December 31, 2013	$(6,196)	$4,026	$(2,170)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income for the three and six months ended December 31, 2013 and 2012 are the follows:

	Three Months Ended
	December 31, 2013	December 31, 2012
(in thousands)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Affected Line in the Consolidated Statements of Income
Interest rate contracts	$(439)	$(292)	Interest expense, net
Foreign exchange contracts	823	259	Direct Costs
Cross-currency swap contracts	—	—	Miscellaneous (expense) income, net
Total	$384	$(33)

	Six Months Ended
	December 31, 2013	December 31, 2012
(in thousands)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Affected Line in the Consolidated Statements of Income
Interest rate contracts	$(868)	$(571)	Interest expense, net
Foreign exchange contracts	(512)	329	Direct Costs
Cross-currency swap contracts	114	218	Miscellaneous (expense) income, net
Total	$(1,266)	$(24)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into earnings are net of taxes of $0.2 million and $0.5 million for the three and six months ended December 31, 2013, respectively.
The tax impact for the losses reclassified from accumulated other comprehensive income into earnings was immaterial for the three and six months ended December 31, 2012.

NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Direct costs	$711	$399	$1,334	$779
Selling, general and administrative	2,876	2,300	5,634	4,656
Total stock-based compensation	$3,587	$2,699	$6,968	$5,435
NOTE 5 – RESTRUCTURING CHARGES
We have not adopted any plans in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations,” to restructure our operations since the fiscal year ended June 30, 2012. The remaining accrued balances for the restructuring plans adopted by us prior to June 30, 2012.
We recorded the following benefits related to our restructuring plans:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Facilities-related and other	$—	$(108)	$—	$(418)
Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2013			December 31, 2013
Facilities-related charges and other	$2,559	$—	$(469)	$2,090
The balances are included in accrued expenses and other non-current liabilities in our condensed consolidated balance sheets.
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

•
Perceptive provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® clinical trials management systems (“CTMS”), DataLabs® electronic data capture (“EDC”), web-based portals, systems integration, electronic patient reported outcomes (“ePRO”), and LIQUENT InSight® Regulatory Information Management (“RIM”) solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients.

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
Our segment results are as follows:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Service revenue
CRS	$363,867	$320,580	$696,459	$617,747
PCMS	55,532	49,274	109,069	97,625
Perceptive	67,746	52,214	130,862	101,449
Total service revenue	$487,145	$422,068	$936,390	$816,821
Direct costs
CRS	$255,231	$242,415	$493,419	$462,581
PCMS	33,223	28,454	64,489	58,139
Perceptive	36,053	30,456	69,793	60,009
Total direct costs	$324,507	$301,325	$627,701	$580,729
Gross profit
CRS	$108,636	$78,165	$203,040	$155,166
PCMS	22,309	20,820	44,580	39,486
Perceptive	31,693	21,758	61,069	41,440
Total gross profit	$162,638	$120,743	$308,689	$236,092
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
As of December 31, 2013, we had $48.8 million of gross unrecognized tax benefits, of which $32.3 million would impact the effective tax rate if recognized. As of June 30, 2013, we had $46.6 million of gross unrecognized tax benefits, of which $31.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $2.2 million net increase in gross unrecognized tax benefits is primarily associated with tax positions taken in prior periods related to the jurisdiction in which income is taxable, taxation of stock-based compensation and restrictions on the use of operating loss carryforwards.
As of December 31, 2013, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $6.0 million over the next 12 months primarily as a result of the expiration of statutes of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013, $5.8 million of gross interest and penalties were included in our liability for unrecognized tax benefits. As of June 30, 2013, $5.0 million of gross interest and penalties were included in our liability for unrecognized tax benefits. Income tax expense recorded for the six months ended December 31, 2013 and 2012 includes an expense of approximately $0.6 million and a benefit of $0.8 million, respectively, for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state, and local income tax matters through 2004 have been concluded with the respective taxing authority. Substantially all material foreign income tax matters have been concluded for all years through 2000 with the respective taxing authority.
For the three and six months ended December 31, 2013, we had effective income tax rates of 34.1% and 33.7%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.

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
The tax rate for the six months ended December 31, 2012 was higher than the expected statutory rate of 35% primarily as a result of increases in expense associated with the limitation of certain compensation-related deductions and an increase in valuation allowances associated with net operating losses in Europe. These increases were partially offset by a release of reserves for interest and penalties following the expiration of statutes of limitations in a European legal entity as well as the favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate.
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
As of December 31, 2013, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables in which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” During the six months ended December 31, 2013, we transferred approximately $70.2 million of trade receivables. As of December 31, 2013 and June 30, 2013, we classified $4.0 million and $10.4 million, respectively, of total transfers treated as financing activities which are included in accounts receivable and short-term debt on our consolidated balance sheets. The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services.
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
As of December 31, 2013, we had $90.0 million of principal borrowed under the revolving credit facility and $192.5 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.1 million in our consolidated balance sheets. We have borrowing availability of $210.0 million under the revolving credit facility.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges the principal of $100.0 million under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement now hedges the principal of $25.0 million under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of December 31, 2013, our debt under the 2013

Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 2.02%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2013, we had 5.0 million Euros available under this line of credit.
NOTE 9 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations related to the instruments and agreements described in Note 8 above are as follows:

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$8,968	$12,500	$25,000	$45,000	$195,000	$100,000	$386,468
We have letter-of-credit agreements with banks totaling approximately $10.2 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to minimize foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany transactions. This program was expanded in the first quarter of the fiscal year ended June 30, 2013 in order to reduce the impact of foreign exchange rate risk on our gross margin. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2013 and June 30, 2013. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	December 31, 2013		June 30, 2013
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$125,000	$3,007	$125,000	$3,269
Foreign exchange contracts	137,573	6,431	20,245	333
Cross-currency swap contracts	25,796	677	27,312	1,032
Derivatives in a liability position:
Interest rate contracts	100,000	(1,876)	100,000	(2,208)
Foreign exchange contracts	38,735	(1,853)	129,254	(3,889)
Total designated derivatives	$427,104	$6,386	$401,811	$(1,463)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$41,722	$527	$20,756	$91
Derivatives in a liability position:
Cross-currency interest rate swap contracts	47,231	(3,431)	44,580	(1,910)
Foreign exchange contracts	35,842	(697)	42,800	(992)
Total non-designated derivatives	$124,795	$(3,601)	$108,136	$(2,811)
Total derivatives	$551,899	$2,785	$509,947	$(4,274)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous (expense) income, net in our consolidated statements of income. During the three months ended December 31, 2013 and 2012, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were a gain of $0.1 million and a loss of $0.1 million, respectively. During the six months ended December 31, 2013 and 2012, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were a gain of $0.2 million and a loss of $0.1 million, respectively. The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$365	$177	$43	$126
Foreign exchange contracts, net of taxes	552	(213)	4,997	227
Cross-currency swap contracts, net of taxes	38	(326)	(114)	(403)
Total designated derivatives	$955	$(362)	$4,926	$(50)
The unrealized gain on derivative instruments is net of $0.6 million and $3.3 million of taxes for the three and six months ended December 31, 2013, respectively. The unrealized loss on derivative instruments is net of $0.1 million taxes for both the three and six months ended December 31, 2012. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $3.3 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The unrealized (loss) gain recognized are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$(249)	$774	$(1,521)	$(127)
Foreign exchange contracts	(182)	(998)	731	434
Total non-designated derivative unrealized (loss) gain, net	$(431)	$(224)	$(790)	$307
NOTE 11 – FAIR VALUE MEASUREMENTS
We apply the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. ASC 820 seeks to enable the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,644)	$(5,644)
Interest rate derivative instruments	—	(2,300)	—	(2,300)
Foreign currency exchange contracts	—	5,085	—	5,085
Total	$—	$2,785	$(5,644)	$(2,859)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,934)	$(5,934)
Interest rate derivative instruments	—	(849)	—	(849)
Foreign currency exchange contracts	—	(3,425)	—	(3,425)
Total	$—	$(4,274)	$(5,934)	$(10,208)
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of December 31, 2013, we held marketable securities with a carrying value of $96.5 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
On April 30, 2013, we acquired all of the outstanding equity securities of HERON Group LTD (“HERON”), a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The net purchase price was approximately $22.8 million, plus the potential for us to pay up to an additional $14.2 million over a twenty-six month period if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million.
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

Unobservable Input	Range
Discount rate	18%
Probability of achieving financial targets	10% to 45%
Projected year of payment	2015

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2013	$5,934
Change in fair value related to contingent consideration from HERON acquisition	(290)
Balance at December 31, 2013	$5,644
Contingent consideration liabilities are remeasured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected financial targets and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. For the six months ended December 31, 2013, the change in fair value of contingent consideration of $0.3 million was recorded in selling, general and administrative expense.
For the six months ended December 31, 2013, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under Note Purchase Agreement was estimated to be $95.2 million as of December 31, 2013, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2013 (the “2013 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.
OVERVIEW
We are a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, ClinPhone randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
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

•
Perceptive provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. Perceptive offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, electronic patient reported outcomes (“ePRO”) and LIQUENT InSight® RIM platform. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

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

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other charges, interest income (expense), miscellaneous income (expense), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon external and internal contractual arrangements. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment. Service revenue, direct costs and gross profit on service revenue for the three and six months ended December 31, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended
	December 31, 2013	December 31, 2012	Increase $	Increase %
Service revenue
CRS	$363,867	$320,580	$43,287	13.5%
PCMS	55,532	49,274	6,258	12.7%
Perceptive	67,746	52,214	15,532	29.7%
Total service revenue	$487,145	$422,068	$65,077	15.4%
Direct costs
CRS	$255,231	$242,415	$12,816	5.3%
PCMS	33,223	28,454	4,769	16.8%
Perceptive	36,053	30,456	5,597	18.4%
Total direct costs	$324,507	$301,325	$23,182	7.7%
Gross profit
CRS	$108,636	$78,165	$30,471	39.0%
PCMS	22,309	20,820	1,489	7.2%
Perceptive	31,693	21,758	9,935	45.7%
Total gross profit	$162,638	$120,743	$41,895	34.7%

(in thousands)	Six Months Ended
	December 31, 2013	December 31, 2012	Increase $	Increase %
Service revenue
CRS	$696,459	$617,747	$78,712	12.7%
PCMS	109,069	97,625	11,444	11.7%
Perceptive	130,862	101,449	29,413	29.0%
Total service revenue	$936,390	$816,821	$119,569	14.6%
Direct costs
CRS	$493,419	$462,581	$30,838	6.7%
PCMS	64,489	58,139	6,350	10.9%
Perceptive	69,793	60,009	9,784	16.3%
Total direct costs	$627,701	$580,729	$46,972	8.1%
Gross profit
CRS	$203,040	$155,166	$47,874	30.9%
PCMS	44,580	39,486	5,094	12.9%
Perceptive	61,069	41,440	19,629	47.4%
Total gross profit	$308,689	$236,092	$72,597	30.7%

Three Months Ended December 31, 2013 Compared With Three Months Ended December 31, 2012:
Revenue
Service revenue increased by $65.1 million, or 15.4%, to $487.1 million for the three months ended December 31, 2013 from $422.1 million for the same period in 2012. On a geographic basis, service revenue (in millions) was distributed as follows:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$240.9	49.5%	$210.1	49.8%
Europe, Middle East & Africa	$180.7	37.1%	$150.1	35.6%
Asia/Pacific	$65.5	13.4%	$61.9	14.6%
For the three months ended December 31, 2013 compared with the same period in 2012, service revenue in the Americas increased by $30.8 million, or 14.7%; Europe, Middle East & Africa service revenue increased by $30.6 million, or 20.4%; and Asia/Pacific service revenue increased by $3.6 million, or 5.8%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments, the impact of strategic partnerships and the revenue from our recently acquired LIQUENT Inc. (“LIQUENT”) and HERON Group Ltd (“HERON”) businesses. The conversion rate of backlog to revenue has increased on a year-over-year basis as projects have matured and moved from the startup phases to ongoing monitoring activities.
On a segment basis, CRS service revenue increased by $43.3 million, or 13.5%, to $363.9 million for the three months ended December 31, 2013 from $320.6 million for the same period in 2012. Approximately 80% of the increase was attributable to growth in the Phase II-III/PACE business. The Phase II-III/PACE increases were due to the success of our strategic partnership relationships and growth from small and emerging companies, both of which have benefited our pipeline of work. Higher levels of new business awards won in prior periods across our entire customer base have resulted in a greater number of active projects and, coupled with the efforts of a larger and more productive employee base, have caused the conversion rate of backlog into revenue to increase.
PCMS service revenue increased by $6.3 million, or 12.7%, to $55.5 million for the three months ended December 31, 2013 from $49.3 million for the same period in 2012. Higher service revenue was primarily attributable to the increase in consulting services associated with growth in strategic compliance work due to higher levels of regulatory activity, and $3.2 million of revenue from HERON.
Perceptive service revenue increased by $15.5 million, or 29.7%, to $67.7 million for the three months ended December 31, 2013 from $52.2 million for the three months ended December 31, 2012. The growth was primarily due to $10.4 million of revenue from LIQUENT along with growth in our medical imaging business related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $23.2 million, or 7.7%, to $324.5 million for the three months ended December 31, 2013 from $301.3 million for the same period in 2012. As a percentage of total service revenue, direct costs decreased to 66.6% from 71.4% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives coupled with continued focus on the reduction of costs.
On a segment basis, CRS direct costs increased by $12.8 million, or 5.3%, to $255.2 million for the three months ended December 31, 2013 from $242.4 million for the three months ended December 31, 2012. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand resulting from higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 70.1% for the three months ended December 31, 2013 from 75.6% for the same period in 2012. The gross margin improvement was driven by increased productivity of the employees who joined us during recent periods, the results of our operational efficiency programs and a reduction in the use of contract staff.
PCMS direct costs increased by $4.8 million, or 16.8%, to $33.2 million for the three months ended December 31, 2013 from $28.5 million for the three months ended December 31, 2012. This increase resulted primarily from the addition of HERON direct costs. As a percentage of PCMS service revenue, direct costs increased to 59.8% from 57.7% for the respective periods was largely related to a less favorable revenue mix and overall lower utilization of resources in December 2013.
Perceptive direct costs increased by $5.6 million, or 18.4%, to $36.1 million for the three months ended December 31, 2013 from $30.5 million for the three months ended December 31, 2012 due primarily to the addition of LIQUENT direct costs for the full quarter. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 53.2% for the three months ended December 31, 2013 from 58.3% for the same period in 2012 primarily due to revenue growth and the impact of shifting resources to low cost countries.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $95.5 million for the three months ended December 31, 2013 from $71.9 million for the three months ended December 31, 2012. This $23.6 million increase was primarily due to an increase in costs driven by additional staff needed to support business growth, costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth (particularly in Asia), and the inclusion of approximately $5.4 million of SG&A costs related to LIQUENT and HERON. As a percentage of service revenue, SG&A expense increased to 19.6% of service revenue for the three months ended December 31, 2013 compared with 17.0% of service revenue for the three months ended December 31, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.9 million, or 16.8%, to $20.4 million for the three months ended December 31, 2013 from $17.5 million for the three months ended December 31, 2012 primarily due to higher amortization expense from the increase in intangible assets driven by the LIQUENT and HERON acquisitions. As a percentage of service revenue, depreciation and amortization expense was 4.2% for the three months ended December 31, 2013 compared with 4.1% for the same period in 2012.
Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of our fiscal year ended June 30, 2012 (“Fiscal Year 2012”). During the three months ended December 31, 2013 there were no adjustments in restructuring charges. During the three months ended December 31, 2012, we recorded a $0.1 million net reduction in restructuring charges for changes in estimated facility costs under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $46.7 million for the three months ended December 31, 2013 from $31.4 million for the same period in 2012. Income from operations as a percentage of service revenue, or operating margin, increased to 9.6% from 7.4% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense
We recorded net other expense of $3.7 million for the three months ended December 31, 2013 compared with $0.2 million for the three months ended December 31, 2012. The $3.5 million increase in net other expense was primarily due to an increase in net interest expense resulting from higher average debt balances and higher foreign currency exchange losses.
Taxes
For the three months ended December 31, 2013 and 2012, we had effective income tax rates of 34.1% and 31.7%, respectively. The lower tax rate for the three months ended December 31, 2012 resulted from the benefit of a release of reserves for interest and penalties following the expiration of statutes of limitations in a European legal entity and a more favorable effect of statutory rates applicable to income earned outside the United States on the projected annual effective tax rate, net of an increase in valuation allowances associated with net operating losses in Europe.
Six Months Ended December 31, 2013 Compared With Six Months Ended December 31, 2012:
Revenue
Service revenue increased by $119.6 million, or 14.6%, to $936.4 million for the six months ended December 31, 2013 from $816.8 million for the same period in 2012. On a geographic basis, service revenue was distributed as follows (in millions):

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$465.3	49.7%	$407.5	49.9%
Europe, Middle East & Africa	$339.2	36.2%	$288.4	35.3%
Asia/Pacific	$131.9	14.1%	$120.9	14.8%
For the six months ended December 31, 2013 compared with the same period in 2012, service revenue in the Americas increased by $57.8 million, or 14.2%; Europe, Middle East & Africa service revenue increased by $50.8 million, or 17.6%; and Asia/Pacific service revenue increased by $11.0 million, or 9.1%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments, the impact of our strategic partnership wins and additional revenue from our recently acquired LIQUENT and HERON businesses. The conversion of backlog to revenue has increased as projects have matured and moved from the startup phases to ongoing monitoring activities.
On a segment basis, CRS service revenue increased by $78.7 million, or 12.7%, to $696.5 million for the six months ended December 31, 2013 from $617.7 million for the same period in 2012. Approximately 80% of the increase was attributable to growth in the Phase II-III/PACE business. The Phase II-III/PACE increases were due to the success of our strategic partnership relationships and growth from small and emerging companies, both of which have benefited our pipeline of work. Higher levels of new business awards won in prior periods across our entire customer base have resulted in a greater number of active projects and, coupled with the efforts of a larger and more productive employee base, have caused the conversion rate of backlog into revenue to increase.
PCMS service revenue increased by $11.4 million, or 11.7%, to $109.1 million for the six months ended December 31, 2013 from $97.6 million for the same period in 2012. Higher service revenue was due primarily to the increase in consulting services associated with growth in strategic compliance work due to higher levels of regulatory activity, and $5.4 million of revenue from HERON.
Perceptive service revenue increased by $29.4 million, or 29.0%, to $130.9 million for the six months ended December 31, 2013 from $101.4 million for the same period in 2012. The increase was primarily due to $19.5 million of revenue from LIQUENT along with growth across other service lines due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $47.0 million, or 8.1%, to $627.7 million for the six months ended December 31, 2013 from $580.7 million for the same period in 2012. As a percentage of total service revenue, direct costs decreased to 67.0% from 71.1% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives coupled with continued focus on the reduction of costs.
On a segment basis, CRS direct costs increased by $30.8 million, or 6.7%, to $493.4 million for the six months ended December 31, 2013 from $462.6 million for the same period in 2012. This increase resulted primarily from increased labor costs associated with headcount growth in CRS needed to match the demand resulting from higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 70.8% from 74.9% for the respective periods. The gross margin improvement was driven by increased productivity of the employees who joined us during recent periods, the results of our operational efficiency programs and a reduction in the use of contract staff.
PCMS direct costs increased by $6.4 million, or 10.9%, to $64.5 million for the six months ended December 31, 2013 from $58.1 million for the same period in 2012. This increase was primarily due to higher headcount levels and related labor costs in our consulting business due to increased demand for services. As a percentage of PCMS service revenue, PCMS direct costs decreased to 59.1% from 59.6% due to a better client and revenue mix.
Perceptive direct costs increased by $9.8 million, or 16.3%, to $69.8 million for the six months ended December 31, 2013 from $60.0 million for the same period in 2012 due primarily to the inclusion of LIQUENT direct costs. As a percentage of Perceptive service revenue, Perceptive direct costs decreased to 53.3% from 59.2% for the respective periods due to revenue growth and the impact of shifting resources to low cost countries.
Selling, General and Administrative
SG&A expense increased to $180.4 million for the six months ended December 31, 2013 from $141.9 million for the same period in 2012. This $38.5 million increase was due primarily to inclusion of $11.5 million in costs related to LIQUENT and HERON, an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, and an increase in costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth. As a percentage of service revenue, SG&A expense increased to 19.3% of service revenue for the six months ended December 31, 2013 compared with 17.4% of service revenue for the six months ended December 31, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased to $39.7 million for the six months ended December 31, 2013 from $33.4 million for the same period in 2012 primarily due to higher amortization expense from the increase in intangible assets driven by LIQUENT and HERON. As a percentage of service revenue, depreciation and amortization expense was 4.2% and 4.1% for the six months ended December 31, 2013 and 2012, respectively.

Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of Fiscal Year 2012. During the six months ended December 31, 2013 there were no adjustments in restructuring charges. During the six months ended December 31, 2012, we recorded a $0.4 million net reduction in restructuring charges for changes in estimated facility costs under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $88.5 million for the six months ended December 31, 2013 from $61.2 million for the same period in 2012. Income from operations as a percentage of service revenue, or operating margin, increased to 9.5% from 7.5% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense
We recorded net other expense of $6.7 million for the six months ended December 31, 2013 compared with net other expense of $2.6 million for the same period in 2012. The $4.1 million increase in net other expense was primarily driven by a $2.4 million increase in net interest expense related to a higher average debt balance and an $1.7 million increase in miscellaneous expenses, largely due to higher net foreign currency exchange losses recorded during the six months ended December 31, 2013 compared the same period in 2012.
Taxes
For the six months ended December 31, 2013 and 2012, we had effective income tax rates of 33.7% and 37.9%, respectively. The higher tax rate in 2012 was primarily attributable to an increase in valuation allowances for net operating losses in Europe.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of December 31, 2013, we had cash and cash equivalents and marketable securities of approximately $314.3 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended December 31, 2013 and June 30, 2013:

(in millions)	December 31, 2013	June 30, 2013
Billed accounts receivable, net	$503.6	$457.2
Unbilled accounts receivable, net	234.7	248.2
Total accounts receivable	738.3	705.4
Deferred revenue	461.0	408.3
Net receivables	$277.3	$297.1

DSO (in days)	36	42
The decrease in DSO for the three months ended December 31, 2013 compared with the three months ended June 30, 2013, was largely due to increased turnover in reimbursement revenue and favorable billing milestones including advanced payments.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $112.3 million for the six months ended December 31, 2013 compared with net cash provided by operating activities of $98.1 million for the six months ended December 31, 2012. The $14.2 million increase in operating cash flows resulted primarily from a $17.9 million higher net income, a $6.3 million increase in depreciation and amortization expenses, and a $7.7 million increase in net change of working capital. These increases were partially offset by an $18.6 million change in our deferred income tax provision.
Investing Activities
Net cash provided by investing activities was $6.7 million for the six months ended December 31, 2013 compared with $194.3 million net cash used in investing activities for the six months ended December 31, 2012.
During the six months ended December 31, 2013, we received $40.8 million in net proceeds from the sale of marketable securities, which was partially offset by $34.1 million in capital expenditures.
During the six months ended December 31, 2012, we purchased $90.5 million in marketable securities, paid $74.7 million in cash to acquire LIQUENT and made $31.4 million in capital expenditures, which were partially offset by $1.7 million in proceeds received from the sale of a property and $0.6 million in proceeds from a note receivable.
Financing Activities
Net cash used by financing activities was $54.3 million for the six months ended December 31, 2013 compared with net cash provided by financing activities of $75.5 million for the six months ended December 31, 2012.

During the six months ended December 31, 2013, we made net payments of $55.0 million under the 2013 Credit Agreement (as defined below) and paid $4.9 million related to share repurchases, which were partially offset by $4.0 million in proceeds received from our receivable factoring and $2.2 million in proceeds received related to employee stock purchases.
During the six months ended December 31, 2012, we borrowed an additional $165.0 million under new and existing credit facilities to fund the acquisition of LIQUENT and share repurchases, and received $9.2 million in proceeds from employee stock purchases, which were partially offset by $98.7 million related to share repurchases.
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
As of December 31, 2013, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables in which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” During the six months ended December 31, 2013, we transferred approximately $70.2 million of trade receivables. As of December 31, 2013 and June 30, 2013, we classified $4.0 million and $10.4 million, respectively, of total transfers treated as financing activities which are included in accounts receivable and short-term debt on our consolidated balance sheets. The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services.
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

As of December 31, 2013, we had $90.0 million of principal borrowed under the revolving credit facility and $192.5 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $3.1 million in our consolidated balance sheets. We have borrowing availability of $210.0 million under the revolving credit facility.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of December 31, 2013, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges the principal of $100.0 million under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement now hedges the principal of $25.0 million under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of December 31, 2013, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 2.02%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.

Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2013, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2013, we had 5.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations related to the instruments and agreements described above under “Credit Agreements”are as follows: :

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$8,968	$12,500	$25,000	$45,000	$195,000	$100,000	$386,468
We have letter-of-credit agreements with banks totaling approximately $10.2 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
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

Capital Expenditures
We made capital expenditures of approximately $34.1 million during the six months ended December 31, 2013, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders' equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the Program was completed. No further share repurchases have been authorized by our Board of Directors as of the date of this Quarterly Report on Form 10-Q.
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
RECENTLY IMPLEMENTED AND ISSUED ACCOUNTING STANDARDS
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the six months ended December 31, 2013 and 2012, we derived approximately 54.0% and 54.2% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the six months ended December 31, 2013 and 2012, our Euro denominated service revenue accounted for 14.3% and 13.1% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of December 31, 2013, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $427.1 million, including interest rate swap and interest rate cap agreements with a total notional value of $225.0 million that hedge borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of December 31, 2013, the estimated amount that could be recognized in earnings was a gain of approximately $4.0 million, net of tax.
As of December 31, 2013, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $124.8 million.
During the six months ended December 31, 2013 and 2012, we recorded foreign currency exchange losses of $1.9 million and $0.8 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. Short-term debt was $14.0 million at December 31, 2013 and $20.4 million at June 30, 2013. Long-term debt was $372.5 million at December 31, 2013 and $427.5 million at June 30, 2013. Based on average short-term and long-term debt for the six months ended December 31, 2013, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $1.5 million on an annual basis.
MARKETABLE SECURITIES
During the six months ended December 31, 2013, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. As of December 31, 2013, the securities are recorded at their amortized cost of $96.5 million, which is not materially different than fair value. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our company and our business. These important factors could cause our actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q, including in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements that we may make from time to time. If any of the following risks occur, our business, financial condition, or results of operations would likely suffer.
The following discussion includes six amendments to the risk factors included in the 2013 10-K:

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
Although we expect that all costs associated with this and prior restructuring plans have been recorded as of December 31, 2013, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 54.0% and 54.2% of total consolidated service revenue for the six months ended December 31, 2013 and 2012, respectively. More specifically, for the six months ended December 31, 2013 and 2012, our service revenue from operations in Europe, Middle East and Africa represented 36.2% and 35.3% of total consolidated service revenue, and our service revenue from operations in the Asia/Pacific region represented 14.1% and 14.8% of total consolidated service revenue, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	potential negative impact from changes in tax laws affecting any repatriation of foreign earnings to the United States;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $46.7 million for the fiscal quarter ended December 31, 2013, $41.9 million for the fiscal quarter ended September 30, 2013, $38.3 million for the fiscal quarter ended June 30, 2013, $36.6 million for the fiscal quarter ended March 31, 2013, and $31.4 million for the fiscal quarter ended December 31, 2012. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended December 31, 2013 and 2012, our Euro denominated service revenue accounted for 14.3% and 13.1% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
As of December 31, 2013, our total assets included $425.1 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with an acquired business or asset. Our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of the relevant business. These cash flows may be impacted by how well we have integrated the relevant business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2013, 2012, and 2011, our five largest clients accounted for approximately 50%, 41%, and 35% of our consolidated service revenue, respectively. Our two largest clients individually accounted for 17% and 12%, respectively, of consolidated service revenue in Fiscal Year 2013. In our fiscal year ended June 30, 2014, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain affirmative informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
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
As of December 31, 2013, we had $386.5 million principal amount of debt outstanding and remaining borrowing availability of $210.0 million under our credit arrangements. We may incur additional debt in the future. Our indebtedness could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On January 30, 2014, the closing sales price of our common stock on the Nasdaq Global Select Market was $49.39 per share. During the period from January 30, 2012 to January 30, 2014, our common stock traded at prices ranging from a high of $54.85 per share to a low of $20.46 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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

PAREXEL International Corporation

Date:	January 31, 2014	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	January 31, 2014	By: /s/ Ingo Bank

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