Form 10-Q
period 2014-03-31
PAREXEL INTERNATIONAL CORP
filed 2014-05-02
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2014, there were 56,875,405 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$298,655	$144,027
Marketable securities	—	130,137
Billed and unbilled accounts receivable, net	751,869	705,374
Prepaid expenses	21,134	19,358
Deferred tax assets	49,403	44,236
Income taxes receivable	—	4,071
Other current assets	46,620	30,254
Total current assets	1,167,681	1,077,457
Property and equipment, net	228,207	224,225
Goodwill	326,295	319,478
Other intangible assets, net	94,620	103,514
Non-current deferred tax assets	9,816	8,556
Long-term income taxes receivable	10,461	11,153
Other assets	36,205	35,241
Total assets	$1,873,285	$1,779,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$10,533	$20,399
Accounts payable	56,839	54,232
Deferred revenue	456,393	378,950
Accrued expenses	48,629	42,211
Accrued employee benefits and withholdings	163,575	149,290
Current deferred tax liabilities	22,281	16,512
Income taxes payable	5,534	—
Other current liabilities	6,812	12,634
Total current liabilities	770,596	674,228
Long-term debt, net of current portion	286,748	424,074
Non-current deferred tax liabilities	27,345	35,443
Long-term income tax liabilities	44,282	45,183
Long-term deferred revenue	38,389	29,386
Other liabilities	35,161	32,364
Total liabilities	1,202,521	1,240,678
Stockholders’ equity:
Preferred stock	—	—
Common stock	569	563
Additional paid-in capital	129,555	113,771
Retained earnings	543,672	454,650
Accumulated other comprehensive loss	(3,032)	(30,038)
Total stockholders’ equity	670,764	538,946
Total liabilities and stockholders’ equity	$1,873,285	$1,779,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service revenue	$492,375	$454,493	$1,428,765	$1,271,314
Reimbursement revenue	85,543	68,958	252,453	197,794
Total revenue	577,918	523,451	1,681,218	1,469,108
Direct costs	323,149	311,917	950,850	892,646
Reimbursable out-of-pocket expenses	85,543	68,958	252,453	197,794
Selling, general and administrative	96,602	88,038	277,042	229,975
Depreciation	16,802	15,773	48,848	46,030
Amortization	3,725	2,891	11,383	6,018
Restructuring benefit	(74)	(732)	(74)	(1,150)
Total costs and expenses	525,747	486,845	1,540,502	1,371,313
Income from operations	52,171	36,606	140,716	97,795
Interest expense, net	(2,072)	(2,586)	(7,342)	(5,423)
Miscellaneous (expense) income, net	(292)	1,813	(1,694)	2,053
Total other expense	(2,364)	(773)	(9,036)	(3,370)
Income before income taxes	49,807	35,833	131,680	94,425
Provision for income taxes	15,068	6,309	42,658	28,494
Net income	$34,739	$29,524	$89,022	$65,931

Earnings per common share
Basic	$0.61	$0.51	$1.58	$1.12
Diluted	$0.60	$0.50	$1.55	$1.10
Shares used in computing earnings per common share
Basic	56,713	58,024	56,494	58,942
Diluted	57,673	59,074	57,486	60,005

Comprehensive income
Net income	$34,739	$29,524	$89,022	$65,931
Unrealized (loss) gain on derivative instruments, net of taxes	(176)	(1,067)	4,750	(1,117)
Foreign currency translation adjustment	(686)	(15,339)	22,256	4,861
Total comprehensive income	$33,877	$13,118	$116,028	$69,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities:
Net income	$89,022	$65,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,231	52,048
Stock-based compensation	10,880	8,103
Excess tax benefit from stock-based compensation	(3,467)	(3,830)
Deferred income taxes	(11,927)	8,262
Other non-cash items	(134)	(529)
Changes in operating assets and liabilities	44,094	21,752
Net cash provided by operating activities	188,699	151,737
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(150)	(74,731)
Purchase of marketable securities	(154,691)	(182,316)
Proceeds from sale and maturity of marketable securities	291,824	91,791
Purchase of property and equipment	(49,730)	(50,101)
Proceeds from sale of property and equipment	—	1,670
Proceeds from collection of notes receivable	—	659
Net cash provided by (used in) investing activities	87,253	(213,028)
Cash flow from financing activities:
Proceeds from issuance of common stock and (tax payments) for cashless exercises, net	3,869	12,054
Payments for share repurchase	(4,906)	(150,032)
Excess tax benefit from stock-based compensation	3,467	3,830
Borrowings under credit agreement/facility	345,000	595,000
Repayments under credit agreement/facility	(482,500)	(415,000)
Borrowings under factoring agreement	4,497	—
Payments for debt issuance costs	(671)	(1,231)
Net cash (used in) provided by financing activities	(131,244)	44,621
Effect of exchange rate changes on cash and cash equivalents	9,920	1,704
Net increase (decrease) in cash and cash equivalents	154,628	(14,966)
Cash and cash equivalents at beginning of period	144,027	213,579
Cash and cash equivalents at end of period	$298,655	$198,613

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$14,359	$—
Cash paid during the period for:
Interest	$10,957	$7,261
Income taxes, net of refunds	$44,775	$30,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 have been included. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”) filed with the Securities and Exchange Commission on August 22, 2013.
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
We adjusted the presentation for interest income and interest expense in our results of operation for the three and nine months ended March 31, 2013. We determined a net presentation of either interest expense or interest income better reflects the impact on our results of operations for the cash pooling arrangement (see Note 8) compared to our prior practice of reporting interest income and expense on a gross basis. For the three and nine months ended March 31, 2013, we incurred net interest expense on our cash pooling arrangement, and therefore we netted the previously reported interest income of $0.8 million against the interest expense of $3.4 million for the three months ended March 31, 2013 and interest income of $2.9 million against the interest expense of $8.3 million for the nine months ended March 31, 2013. This adjustment had no impact on our consolidated financial positions for June 30, 2013 or our consolidated statement of cash flow for the nine months ended March 31, 2013.
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
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires that entities present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013, however early adoption and retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of March 31, 2014 and June 30, 2013, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of March 31, 2014 and June 30, 2013, we had 56,851,510 and 56,310,582 shares of common stock issued and outstanding, respectively.
We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and restricted stock awards and units. The following table outlines the basic and diluted earnings per share computations:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income attributable to common stock	$34,739	$29,524	$89,022	$65,931
Weighted average number of shares outstanding, used in computing basic earnings per share	56,713	58,024	56,494	58,942
Dilutive common stock equivalents	960	1,050	992	1,063
Weighted average number of shares outstanding used in computing diluted earnings per share	57,673	59,074	57,486	60,005
Basic earnings per share	$0.61	$0.51	$1.58	$1.12
Diluted earnings per share	$0.60	$0.50	$1.55	$1.10
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	798	717	439	396
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares that we repurchased and retired.
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

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table reflects the activity for the components of accumulated other comprehensive income, net of tax, for the nine months ended March 31, 2014:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2013	$(29,138)	$(900)	$(30,038)
Other comprehensive income before reclassifications	22,256	4,562	26,818
Loss reclassified from accumulated other comprehensive income	—	188	188
Net current-period other comprehensive income	$22,256	$4,750	$27,006
Balance at March 31, 2014	$(6,882)	$3,850	$(3,032)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income for the three and nine months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	March 31, 2014	March 31, 2013
Interest rate contracts	$(440)	$(296)	Interest expense, net
Foreign exchange contracts	1,366	(959)	Direct Costs
Cross-currency swap contracts	—	—	Miscellaneous (expense) income, net
Total	$926	$(1,255)

	Nine Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	March 31, 2014	March 31, 2013
Interest rate contracts	$(1,308)	$(867)	Interest expense, net
Foreign exchange contracts	854	(630)	Direct Costs
Cross-currency swap contracts	114	218	Miscellaneous (expense) income, net
Total	$(340)	$(1,279)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.4 million and $0.2 million for the three and nine months ended March 31, 2014, respectively.
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.4 million and $0.5 million for the three and nine months ended March 31, 2013, respectively.
NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Direct costs	$878	$531	$2,212	$1,310
Selling, general and administrative	3,034	2,137	8,668	6,793
Total stock-based compensation	$3,912	$2,668	$10,880	$8,103
NOTE 5 – RESTRUCTURING CHARGES
We have not adopted any plans in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations,” to restructure our operations since the fiscal year ended June 30, 2012. The remaining accrued balances are for the restructuring plans adopted by us prior to June 30, 2012.

Current activity charged against restructuring accruals is presented in the following table.

(in thousands)	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
	June 30, 2013			March 31, 2014
Facilities-related charges and other	$2,559	$(74)	$(700)	$1,785
The balances are included in accrued expenses and other non-current liabilities in our condensed consolidated balance sheets.
NOTE 6 – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), formerly known as PAREXEL Consulting and Medical Communication Services, and PAREXEL Informatics, Inc. (“PI”), formerly known as Perceptive Informatics, Inc.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services (“PACE”), formerly known as Peri Approval Clinical Excellence. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III/PACE due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization.

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® clinical trials management systems (“CTMS”), DataLabs® electronic data capture (“EDC”), web-based portals, systems integration, electronic patient reported outcomes (“ePRO”), and LIQUENT InSight® Regulatory Information Management solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients.

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore do not identify assets by reportable segment.
Our segment results are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service revenue
CRS	$373,216	$342,387	$1,069,675	$960,134
PC	51,880	50,611	160,949	148,236
PI	67,279	61,495	198,141	162,944
Total service revenue	$492,375	$454,493	$1,428,765	$1,271,314
Direct costs
CRS	$255,244	$246,882	$748,663	$709,463
PC	30,420	30,424	94,909	88,563
PI	37,485	34,611	107,278	94,620
Total direct costs	$323,149	$311,917	$950,850	$892,646
Gross profit
CRS	$117,972	$95,505	$321,012	$250,671
PC	21,460	20,187	66,040	59,673
PI	29,794	26,884	90,863	68,324
Total gross profit	$169,226	$142,576	$477,915	$378,668

NOTE 7 – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. Our quarterly effective income tax rate contains management’s estimates of our annual projected profitability in the various taxing jurisdictions in which we operate. Since the statutory tax rates differ in the jurisdictions in which we operate, changes in the distribution of profits and losses may have a significant impact on our effective income tax rate.
As of March 31, 2014, we had $44.5 million of gross unrecognized tax benefits, of which $29.2 million would impact the effective tax rate if recognized. As of June 30, 2013, we had $46.6 million of gross unrecognized tax benefits, of which $31.0 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $2.1 million net decrease in gross unrecognized tax benefits is primarily attributable to a reduction resulting from the expiration of statutes of limitations in the United States, net of an increase attributable to currency translation adjustments.
As of March 31, 2014, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $6.5 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities. The potential decrease is primarily related to the jurisdiction in which income is taxable.
We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2014, $6.0 million of gross interest and penalties were included in the liability for unrecognized tax benefits. As of June 30, 2013, $5.0 million of gross interest and penalties were included in the liability for unrecognized tax benefits. For the nine months ended March 31, 2014 and 2013, an expense of $0.8 million and a benefit of $1.0 million, respectively, was recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal and state and local income tax matters have been concluded with the respective taxing authority through 2005 and 2004, respectively. Substantially all material foreign income tax matters have been concluded for all years through 2000.
For the three and nine months ended March 31, 2014, we had effective income tax rates of 30.3% and 32.4%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of a reduction in income tax reserves resulting from the expiration of statutes of limitations in the United States, offset by the effect of an increase in the statutory tax rate to which we are subject in China.
For the three and nine months ended March 31, 2013, we had effective income tax rates of 17.6% and 30.2%, respectively. The tax rates for the three and nine months ended March 31, 2013 were lower than the statutory rate of 35% primarily as a result of the reinstatement of the “look-through” provision of the U.S. tax code effective January 2, 2013, as well as the favorable effect of statutory rates applicable to income earned outside the Unites States. These reductions were partially offset in the tax rate for the nine months ended March 31, 2013 by the limitation of certain compensation-related deductions. The tax rate for the three months ended March 31, 2013 was further reduced by a release of accrued interest and penalties on income tax reserves as a result of the expiration of statutes of limitations in Europe and Africa and a reduction in U.S. state deferred tax valuation allowances.
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
As of March 31, 2014, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” During the nine months ended March 31, 2014, we transferred approximately $122.9 million of trade receivables. As of March 31, 2014 and June 30, 2013, we accounted for $0.5 million and $10.4 million, respectively, of the total transfers as financing activities which are recorded in accounts receivable and short-term debt on our consolidated balance sheets. The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services.
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
As of March 31, 2014, we had $10.0 million of principal borrowed under the revolving credit facility and $190.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.9 million in our consolidated balance sheets. As of March 31, 2014, we had borrowing availability of $290.0 million under the revolving credit facility.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges $100.0 million of principal under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended March 31, 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of March 31, 2014, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 2.02%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2014, we had 5.0 million Euros available under this line of credit.
NOTE 9 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations related to the instruments and agreements described in Note 8 above are as follows:

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$3,033	$12,500	$25,000	$45,000	$115,000	$100,000	$300,533
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

•
Our interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. We swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. We also employed an interest rate cap, which matured in March 2014, that compensates us if variable interest rates rise above a pre-determined rate. Our interest rate contracts are designated as hedging instruments.

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

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2014 and June 30, 2013. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	March 31, 2014		June 30, 2013
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$2,819	$125,000	$3,269
Foreign exchange contracts	152,178	5,380	20,245	333
Cross-currency swap contracts	25,760	1,125	27,312	1,032
Derivatives in a liability position:
Interest rate contracts	100,000	(1,719)	100,000	(2,208)
Foreign exchange contracts	33,386	(964)	129,254	(3,889)
Total designated derivatives	$411,324	$6,641	$401,811	$(1,463)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$50,016	$995	$20,756	$91
Derivatives in a liability position:
Cross-currency interest rate swap contracts	—	—	44,580	(1,910)
Foreign exchange contracts	84,822	(429)	42,800	(992)
Total non-designated derivatives	$134,838	$566	$108,136	$(2,811)
Total derivatives	$546,162	$7,207	$509,947	$(4,274)
We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous (expense) income, net in our consolidated statements of income. During the three months ended March 31, 2014 and 2013, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were a gain of $0.2 million and a loss of $0.5 million, respectively. During the nine months ended March 31, 2014 and 2013, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were zero and a loss of $0.4 million, respectively.
The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$195	$155	$152	$281
Foreign exchange contracts, net of taxes	10	(1,963)	(4,987)	(1,736)
Cross-currency swap contracts, net of taxes	(29)	741	85	338
Total designated derivatives	$176	$(1,067)	$(4,750)	$(1,117)
The unrealized gain (loss) on derivative instruments is net of $0.2 million and $3.1 million of taxes for the three and nine months ended March 31, 2014, respectively. The unrealized loss on derivative instruments is net of $0.7 million taxes for both the three and nine months ended March 31, 2013. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $3.3 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The unrealized (loss) gain recognized are presented below:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$3,431	$2,051	$1,910	$1,924
Foreign exchange contracts	736	(347)	1,467	87
Total non-designated derivative unrealized (loss) gain, net	$4,167	$1,704	$3,377	$2,011
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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,883)	$(5,883)
Interest rate derivative instruments	—	1,100	—	1,100
Foreign currency exchange contracts	—	6,107	—	6,107
Total	$—	$7,207	$(5,883)	$1,324
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,934)	$(5,934)
Interest rate derivative instruments	—	(849)	—	(849)
Foreign currency exchange contracts	—	(3,425)	—	(3,425)
Total	$—	$(4,274)	$(5,934)	$(10,208)
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of March 31, 2014, we did not hold any marketable securities. As of June 30, 2013, we held marketable securities with a carrying value of $130.1 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2013	$5,934
Change in fair value related to contingent consideration from HERON acquisition	(51)
Balance at March 31, 2014	$5,883
Contingent consideration liabilities are remeasured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected financial targets and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. For the nine months ended March 31, 2014, the change in fair value of contingent consideration of $0.1 million was recorded in selling, general and administrative expense.
For the nine months ended March 31, 2014, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under Note Purchase Agreement was estimated to be $94.9 million as of March 31, 2014, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2013 (the “2013 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), formerly known as PAREXEL Consulting and Medical Communication Services, and PAREXEL Informatics, Inc. (“PI”), formerly known as Perceptive Informatics, Inc.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services (“PACE”), formerly known as Peri-Approval Clinical Excellence. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III/PACE due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization.

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, electronic patient reported outcomes (“ePRO”) and LIQUENT InSight® RIM platform. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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

(in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013	Increase $	Increase %
Service revenue
CRS	$373,216	$342,387	$30,829	9.0%
PC	51,880	50,611	1,269	2.5%
PI	67,279	61,495	5,784	9.4%
Total service revenue	$492,375	$454,493	$37,882	8.3%
Direct costs
CRS	$255,244	$246,882	$8,362	3.4%
PC	30,420	30,424	(4)	—%
PI	37,485	34,611	2,874	8.3%
Total direct costs	$323,149	$311,917	$11,232	3.6%
Gross profit
CRS	$117,972	$95,505	$22,467	23.5%
PC	21,460	20,187	1,273	6.3%
PI	29,794	26,884	2,910	10.8%
Total gross profit	$169,226	$142,576	$26,650	18.7%

(in thousands)	Nine Months Ended
	March 31, 2014	March 31, 2013	Increase $	Increase %
Service revenue
CRS	$1,069,675	$960,134	$109,541	11.4%
PC	160,949	148,236	12,713	8.6%
PI	198,141	162,944	35,197	21.6%
Total service revenue	$1,428,765	$1,271,314	$157,451	12.4%
Direct costs
CRS	$748,663	$709,463	$39,200	5.5%
PC	94,909	88,563	6,346	7.2%
PI	107,278	94,620	12,658	13.4%
Total direct costs	$950,850	$892,646	$58,204	6.5%
Gross profit
CRS	$321,012	$250,671	$70,341	28.1%
PC	66,040	59,673	6,367	10.7%
PI	90,863	68,324	22,539	33.0%
Total gross profit	$477,915	$378,668	$99,247	26.2%

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013:
Revenue
Service revenue increased by $37.9 million, or 8.3%, to $492.4 million for the three months ended March 31, 2014 from $454.5 million for the same period in 2013. On a geographic basis, service revenue (in millions) was distributed as follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$245.1	49.8%	$231.1	50.8%
Europe, Middle East & Africa	$185.1	37.6%	$161.8	35.6%
Asia/Pacific	$62.2	12.6%	$61.6	13.6%
For the three months ended March 31, 2014 compared with the same period in 2013, service revenue in the Americas increased by $14.0 million, or 6.1%; Europe, Middle East & Africa ("EMEA") service revenue increased by $23.3 million, or 14.4%; and Asia/Pacific ("APAC") service revenue increased by $0.6 million, or 1.0%. The impact of strategic partnerships and higher demand for CRS services drove revenue growth in the Americas and EMEA.
On a segment basis, CRS service revenue increased by $30.8 million, or 9.0%, to $373.2 million for the three months ended March 31, 2014 from $342.4 million for the same period in 2013. The increase was attributable to growth in both the Phase II-III/PACE and the Early Phase businesses. Within the Phase II-III/PACE business, the efforts of a more productive employee base and the growth of backlog with a stabilized conversion rate caused revenue to increase across all of our client segments. The Early Phase business increases were due to increased demand for study services with patients.
PC service revenue increased by $1.3 million, or 2.5%, to $51.9 million for the three months ended March 31, 2014 from $50.6 million for the same period in 2013. Higher service revenue was primarily attributable to revenue from the recently acquired HERON Group Ltd. ("HERON") offset in part by a large, non performance-related contract cancellation in our Strategic Compliance business during the quarter.
PI service revenue increased by $5.8 million, or 9.4%, to $67.3 million for the three months ended March 31, 2014 from $61.5 million for the three months ended March 31, 2013. The growth was primarily due to strength in our medical imaging and RTSM businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $11.2 million, or 3.6%, to $323.1 million for the three months ended March 31, 2014 from $311.9 million for the three months ended March 31, 2013. Direct costs increased primarily due to the increase of certain project related costs. As a percentage of total service revenue, direct costs decreased to 65.6% from 68.6% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives, changes in the revenue mix, and the increased usage of low-cost countries.
On a segment basis, CRS direct costs increased by $8.4 million, or 3.4%, to $255.2 million for the three months ended March 31, 2014 from $246.9 million for the three months ended March 31, 2013. This increase resulted primarily from the increase of certain project related costs. As a percentage of CRS service revenue, CRS direct costs decreased to 68.4% for the three months ended March 31, 2014 from 72.1% for the same period in 2013. The gross margin improvement was primarily driven by better utilization and higher billability resulting from our operational efficiency programs and the impact of shifting activities to low-cost countries.
PC direct costs remained flat at $30.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The addition of HERON direct costs was offset by lower direct labor costs in our Strategic Compliance business. As a percentage of PC service revenue, direct costs decreased to 58.6% from 60.1% for the respective periods due to the more favorable revenue mix and higher utilization of resources.
PI direct costs increased by $2.9 million, or 8.3%, to $37.5 million for the three months ended March 31, 2014 from $34.6 million for the three months ended March 31, 2013 due primarily to increased labor costs along with the timing of amortization of deferred costs. As a percentage of PI service revenue, PI direct costs decreased to 55.7% for the three months ended March 31, 2014 from 56.3% for the same period in 2013 primarily due to a less favorable revenue mix.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased to $96.6 million for the three months ended March 31, 2014 from $88.0 million for the three months ended March 31, 2013. This $8.6 million increase was primarily due to an increase in costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth (particularly in Asia), the inclusion of approximately $1.3 million of SG&A costs related to HERON, and higher marketing expenses resulting from our new branding program. As a percentage of service revenue, SG&A expense increased to 19.6% of service revenue for the three months ended March 31, 2014 compared with 19.4% of service revenue for the three months ended March 31, 2013 primarily due to the addition of HERON costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.9 million, or 10.0%, to $20.5 million for the three months ended March 31, 2014 from $18.7 million for the three months ended March 31, 2013 due to higher depreciation expense from larger capital expenditures in recent years to support business growth and higher amortization expense from the increase in intangible assets driven by the HERON acquisition. As a percentage of service revenue, depreciation and amortization expense was 4.2% for the three months ended March 31, 2014 compared with 4.1% for the same period in 2013.
Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of our fiscal year ended June 30, 2012 (“Fiscal Year 2012”). During the three months ended March 31, 2014 and March 31, 2013 there was a $0.1 million and a $0.7 million net reduction, respectively, in restructuring charges for changes in estimated facility costs under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $52.2 million for the three months ended March 31, 2014 from $36.6 million for the same period in 2013. Income from operations as a percentage of service revenue, or operating margin, increased to 10.6% from 8.1% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense
We recorded net other expense of $2.4 million for the three months ended March 31, 2014 compared with $0.8 million for the three months ended March 31, 2013. The $1.6 million increase in net other expense was primarily due to a $2.1 million increase in miscellaneous expense offset in part by a $0.5 million reduction in net interest expense. A $1.9 million net change in foreign currency exchange results, included in miscellaneous (expense) income, was primarily due to the weakening of currencies in Latin America against the U.S. dollar. Net interest expense decreased as a result of lower average debt balances.
Taxes
For the three months ended March 31, 2014 and 2013, we had effective income tax rates of 30.3% and 17.6%, respectively. The tax rate for the three months ended March 31, 2014 benefited from a reduction in income tax reserves offset in part by the effect of an increase in the statutory tax rate to which we are subject in China and a less favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States compared to the prior year. The low tax rate for the three months ended March 31, 2013 resulted from the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate, a reduction in accrued interest and penalties on income tax reserves as a result of the expiration of statutes of limitations in Europe and Africa, a reduction in U.S. state deferred tax valuation allowances and a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.

Nine Months Ended March 31, 2014 Compared With Nine Months Ended March 31, 2013:
Revenue
Service revenue increased by $157.5 million, or 12.4%, to $1,428.8 million for the nine months ended March 31, 2014 from $1,271.3 million for the nine months ended March 31, 2013. On a geographic basis, service revenue was distributed as follows (in millions):

	Nine Months Ended		Nine Months Ended
	March 31, 2014		March 31, 2013
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$710.4	49.7%	$638.6	50.2%
Europe, Middle East & Africa	$524.3	36.7%	$450.1	35.4%
Asia/Pacific	$194.1	13.6%	$182.6	14.4%
For the nine months ended March 31, 2014 compared with the same period in 2013, service revenue in the Americas increased by $71.8 million, or 11.2%; Europe, Middle East & Africa service revenue increased by $74.2 million, or 16.5%; and Asia/Pacific service revenue increased by $11.5 million, or 6.3%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments, the impact of our strategic partnership wins and additional revenue from our recently acquired LIQUENT Inc. ("LIQUENT") and HERON businesses.
On a segment basis, CRS service revenue increased by $109.5 million, or 11.4%, to $1,069.7 million for the nine months ended March 31, 2014 from $960.1 million for the nine months ended March 31, 2013. The increase was attributable to growth in both the Phase II-III/PACE and the Early Phase businesses. Within the Phase II-III/PACE business, the efforts of a more productive employee base and the growth of backlog with a stabilized conversion rate caused revenue to increase across all of our client segments. The Early Phase business increases were due to increased demand for study services with patients.
PC service revenue increased by $12.7 million, or 8.6%, to $160.9 million for the nine months ended March 31, 2014 from $148.2 million for the nine months ended March 31, 2013. Higher service revenue was due primarily to $8.1 million of revenue from HERON, and the increase in consulting services associated with growth in Strategic Compliance work due to higher levels of regulatory activity.
PI service revenue increased by $35.2 million, or 21.6%, to $198.1 million for the nine months ended March 31, 2014 from $162.9 million for the nine months ended March 31, 2013. The increase was primarily due to $19.1 million of revenue from LIQUENT along with growth across other service lines due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $58.2 million, or 6.5%, to $950.9 million for the nine months ended March 31, 2014 from $892.6 million for the nine months ended March 31, 2013. Direct costs increased primarily as a result of higher fixed and variable labor costs from headcount increases. As a percentage of total service revenue, direct costs decreased to 66.6% from 70.2% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives, changes in the revenue mix, and the increased usage of low-cost countries.
On a segment basis, CRS direct costs increased by $39.2 million, or 5.5%, to $748.7 million for the nine months ended March 31, 2014 from $709.5 million for the same period in 2013. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to support higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 70.0% from 73.9% for the respective periods. The gross margin improvement was driven by increased productivity of the employee base, the results of our operational efficiency programs, the reduction in contract staff usage, and the impact of shifting activities to low-cost countries.
PC direct costs increased by $6.3 million, or 7.2%, to $94.9 million for the nine months ended March 31, 2014 from $88.6 million for the nine months ended March 31, 2013. This increase was primarily due to higher headcount levels and direct costs from HERON. As a percentage of PC service revenue, PC direct costs decreased to 59.0% from 59.7% due to a better client and revenue mix.
PI direct costs increased by $12.7 million, or 13.4%, to $107.3 million for the nine months ended March 31, 2014 from $94.6 million for the nine months ended March 31, 2013 due primarily to the inclusion of LIQUENT direct costs. As a percentage of PI service revenue, PI direct costs decreased to 54.1% from 58.1% for the respective periods due to revenue growth and the impact of shifting resources to low-cost countries.

Selling, General and Administrative
SG&A expense increased to $277.0 million for the nine months ended March 31, 2014 from $230.0 million for the nine months ended March 31, 2013. This $47.1 million increase was due primarily to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, an increase in costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth, and an inclusion of $12.1 million in costs related to LIQUENT and HERON. As a percentage of service revenue, SG&A expense increased to 19.4% of service revenue for the nine months ended March 31, 2014 compared with 18.1% of service revenue for the nine months ended March 31, 2013.
Depreciation and Amortization
Depreciation and amortization expense increased to $60.2 million for the nine months ended March 31, 2014 from $52.0 million for the nine months ended March 31, 2013 due to higher amortization expense from the increase in intangible assets driven by the LIQUENT and HERON acquisitions and higher depreciation expense from larger capital expenditures in recent years to support business growth. As a percentage of service revenue, depreciation and amortization expense was 4.2% and 4.1% for the nine months ended March 31, 2014 and 2013, respectively.
Restructuring Charge
Our restructuring plans were substantially completed by the end of the third quarter of Fiscal Year 2012. During the nine months ended March 31, 2014 and March 31, 2013, respectively, we recorded a $0.1 million and $1.2 million net reduction in restructuring charges for changes in estimated facility costs under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $140.7 million for the nine months ended March 31, 2014 from $97.8 million for the nine months ended March 31, 2013. Income from operations as a percentage of service revenue, or operating margin, increased to 9.8% from 7.7% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense
We recorded net other expense of $9.0 million for the nine months ended March 31, 2014 compared with net other expense of $3.4 million for the nine months ended in March 31, 2013. The $5.7 million increase in net other expense was primarily driven by a $1.9 million increase in net interest expense related to a higher average debt balance and a $3.8 million increase in miscellaneous expenses, largely due to net foreign currency exchange losses recorded during the nine months ended March 31, 2014 compared to the net foreign currency exchange gains recorded during the nine months ended March 31, 2013.
Taxes
For the nine months ended March 31, 2014 and 2013, we had effective income tax rates of 32.4% and 30.2%, respectively. The tax rate for the nine months ended March 31, 2014 benefited from a reduction in income tax reserves offset in part by the effect of an increase in the statutory tax rate we are subject to in China and a less favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States than in the prior year. The tax rate for the nine months ended March 31, 2013 was reduced by the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate, a reduction in accrued interest and penalties on income tax reserves as a result of the expiration of statutes of limitations in Europe and Africa, a reduction in U.S. state deferred tax valuation allowances and a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. These reductions were offset in part by the limitation of certain compensation-related deductions.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of March 31, 2014, we had cash and cash equivalents and marketable securities of approximately $298.7 million, of which the majority is held in foreign countries since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended March 31, 2014 and June 30, 2013:

(in millions)	March 31, 2014	June 30, 2013
Billed accounts receivable, net	$522.9	$457.2
Unbilled accounts receivable, net	229.0	248.2
Total accounts receivable	751.9	705.4
Deferred revenue	494.8	408.3
Net receivables	$257.1	$297.1

DSO (in days)	33	42
The decrease in DSO for the three months ended March 31, 2014 compared with the three months ended June 30, 2013, was largely driven by strong collections and benefits of increased deferred revenue due to favorable billing milestones including advanced payments.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $188.7 million for the nine months ended March 31, 2014 compared with net cash provided by operating activities of $151.7 million for the nine months ended March 31, 2013. The $37.0 million increase in operating cash flows resulted primarily from $23.1 million of higher net income, a $22.3 million increase in net change of working capital and an $8.2 million increase in depreciation and amortization expenses. These increases were partially offset by a $20.2 million change in our deferred income tax provision.
Investing Activities
Net cash provided by investing activities was $87.3 million for the nine months ended March 31, 2014 compared with $213.0 million net cash used in investing activities for the nine months ended March 31, 2013.
During the nine months ended March 31, 2014, we received $137.1 million in net proceeds from the sale of marketable securities, which was partially offset by $49.7 million in capital expenditures.
During the nine months ended March 31, 2013, we made net payments of $90.5 million in marketable securities, paid $74.7 million in cash to acquire LIQUENT and made $50.1 million in capital expenditures, which were partially offset by $1.7 million in proceeds received from the sale of a property and $0.7 million in proceeds from a note receivable.
Financing Activities
Net cash used by financing activities was $131.2 million for the nine months ended March 31, 2014 compared with net cash provided by financing activities of $44.6 million for the nine months ended March 31, 2013.

During the nine months ended March 31, 2014, we made net payments of $137.5 million under the 2013 Credit Agreement (as defined below) and paid $4.9 million related to share repurchases, which were partially offset by $4.5 million in proceeds received from our receivable factoring and $7.3 million in proceeds received related to employee stock purchases.
During the nine months ended March 31, 2013, we borrowed an additional $180.0 million under new and existing credit facilities to fund the acquisition of LIQUENT and share repurchases, and received $15.9 million in proceeds from employee stock purchases, which were partially offset by $150.0 million related to share repurchases and $1.2 million payments for debt issuance costs.
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
As of March 31, 2014, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” During the nine months ended March 31, 2014, we transferred approximately $122.9 million of trade receivables. As of March 31, 2014 and June 30, 2013, we accounted for $0.5 million and $10.4 million, respectively, of total transfers as financing activities which are included in accounts receivable and short-term debt on our consolidated balance sheets. The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services.
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
As of March 31, 2014, we had $10.0 million of principal borrowed under the revolving credit facility and $190.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.9 million in our consolidated balance sheets. As of March 31, 2014, we had borrowing availability of $290.0 million under the revolving credit facility.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of March 31, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges $100.0 million of principal under our 2013 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to earnings during the three months ended March 31, 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of March 31, 2014, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 2.02%. These interest rate hedges were deemed to be fully effective in accordance with

FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2014, we had 5.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
Our future minimum debt obligations related to the instruments and agreements described above under “Credit Agreements”are as follows:

(in thousands)	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter	Total
Debt obligations (principal)	$3,033	$12,500	$25,000	$45,000	$115,000	$100,000	$300,533
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
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2013 Credit Agreement and the Notes. Our primary committed external source of funds is the 2013 Credit Agreement. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2013 Credit Agreement upon its maturity in 2018.
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
Under the terms of the 2013 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”

Capital Expenditures
We made capital expenditures of approximately $49.7 million during the nine months ended March 31, 2014, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
Share Repurchase Plan
In August 2012, our Board of Directors approved a share repurchase program (the “Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares repurchased and retired by the Company.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the nine months ended March 31, 2014 and 2013, we derived approximately 53.7% and 53.8% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the nine months ended March 31, 2014 and 2013, our Euro denominated service revenue accounted for 13.8% and 13.1% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap/cap program. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program. Our foreign currency hedging program was expanded in the first quarter of fiscal year ended June 30, 2013 in order to reduce the impact of foreign currency exchange rate risk on our gross margin.
As of March 31, 2014, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $411.3 million, including two interest rate swap agreements with a total notional value of $200.0 million that hedge borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of March 31, 2014, the estimated amount that could be recognized in earnings was a gain of approximately $3.8 million, net of tax.
As of March 31, 2014, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $134.8 million.
During the nine months ended March 31, 2014 and 2013, we recorded foreign currency exchange losses of $2.2 million and foreign currency exchange gains of $0.7 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. Short-term debt was $10.5 million at March 31, 2014 and $20.4 million at June 30, 2013. Long-term debt was $290.0 million at March 31, 2014 and $427.5 million at June 30, 2013. As of March 31, 2014, the $200.0 million borrowings under our 2013 Credit Agreement were hedged under two interest rate swap agreements and the remaining $100.0 million borrowings under the Note Purchase Agreement carry a fixed interest rate of 3.11%. We did not have a material exposure to changes in interest rate as of March 31, 2014. Based on average short-term and long-term debt for the nine months ended March 31, 2014, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $0.7 million on an annual basis.
MARKETABLE SECURITIES
During the nine months ended March 31, 2014, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. The securities are recorded at their amortized costs, which is not materially different than fair value. Securities with original maturities less than 90 days are recorded in cash and cash equivalent in our consolidated balance sheets and securities with original maturities over 90 days but less than one year are recorded as marketable securities in our consolidated balance sheets. As of March 31, 2014, all outstanding securities have original maturities less than 90 days and they are recorded at their amortized cost of 94.6 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion includes six amendments to the risk factors included in the 2013 10-K:

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if our goodwill and intangible assets are impaired;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”
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
Although we expect that all costs associated with this and prior restructuring plans have been recorded as of March 31, 2014, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
If our business, including PI, is unable to maintain continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions, its business will be harmed.
Our PI business involves collecting, managing, manipulating and analyzing large amounts of data, and communicating data via the Internet. In our PI business, we depend on the continuous, effective, reliable and secure operation of computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the hardware or software malfunctions or access to data by internal research personnel or customers through the Internet is interrupted, our PI business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact our PI business.
Although the computer and communications hardware used in our PI business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. And while certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. In addition, the PI software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If PI fails to maintain and further develop the necessary computer capacity and data to support the needs of our PI customers, it could result in a loss of or a delay in revenue and market acceptance. Additionally, significant delays in the planned delivery of system enhancements or inadequate performance of the systems once they are completed could damage our reputation and harm our business.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 53.7% and 53.8% of total consolidated service revenue for the nine months ended March 31, 2014 and 2013, respectively. More specifically, for the nine months ended March 31, 2014 and 2013, our service revenue from operations in Europe, Middle East and Africa represented 36.7% and 35.4% of total consolidated service revenue, respectively, and our service revenue from operations in the Asia/Pacific region represented 13.6% and 14.4% of total consolidated service revenue, respectively. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $52.2 million for the fiscal quarter ended March 31, 2014, $46.7 million for the fiscal quarter ended December 31, 2013, $41.9 million for the fiscal quarter ended September 30, 2013, $38.3 million for the fiscal quarter ended June 30, 2013, and $36.6 million for the fiscal quarter ended March 31, 2013. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For the three months ended March 31, 2014 and 2013, our Euro denominated service revenue accounted for 13.8% and 13.1% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
As of March 31, 2014, our total assets included $420.9 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with an acquired business or asset. Our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of the relevant business. These cash flows may be impacted by how well we have integrated the relevant business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
We compete with other potential buyers for the acquisition of existing businesses and technology. This competition may result in fewer opportunities to purchase companies that are for sale. It may also result in higher purchase prices for the businesses that we want to purchase. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive securities or interest-bearing debt, transaction costs, and diversion of management’s attention from other business concerns.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2013, 2012, and 2011, our five largest clients accounted for approximately 50%, 41%, and 35% of our consolidated service revenue, respectively. Our two largest clients individually accounted for 17% and 12%, respectively, of consolidated service revenue in Fiscal Year 2013. In our fiscal year ending June 30, 2014, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and, to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance, Inc., Pharmaceutical Product Development Inc., and Icon plc. In addition, our PC business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. PI competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
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
If we do not keep pace with rapid technological changes, our products and services may become less competitive or obsolete, especially in our PI business.
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
Parts of our PC business advise clients on how to satisfy regulatory standards for manufacturing and clinical processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing or clinical processes or levels of regulatory enforcement, generally, would result in fewer business opportunities for our business in this area.
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
As of March 31, 2014, we had $300.5 million principal amount of debt outstanding and remaining borrowing availability of $290.0 million under our credit arrangements. We may incur additional debt in the future. Our indebtedness could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On April 30, 2014, the closing sales price of our common stock on the Nasdaq Global Select Market was $45.35 per share. During the period from April 30, 2012 to April 30, 2014, our common stock traded at prices ranging from a high of $56.94 per share to a low of $25.00 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAREXEL International Corporation

Date:	May 2, 2014	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2014	By: /s/ Ingo Bank

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