Form 10-K
period 2014-06-30
PAREXEL INTERNATIONAL CORP
filed 2014-08-20
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2013 was approximately $2.5 billion based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 15, 2014 there were 54,732,592 shares of common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 2014 are incorporated by reference into Part III of this report.

1

i

PART I

ITEM 1. BUSINESS
GENERAL
PAREXEL International Corporation (“PAREXEL,” “the Company,” or “we”) is a leading biopharmaceutical services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics/outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, ClinPhone randomization and trial supply management services (“ClinPhone RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths.
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
We are one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we operate in 80 locations and have approximately 15,560 employees throughout 51 countries around the world. We conduct business in healthcare markets around the world, including the United States (“U.S.”), Argentina, Australia, Austria, Belarus, Belgium, Bosnia, Brazil, Canada, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Latvia, Lithuania, Malaysia, Mexico, the Netherlands, Norway, Peru, the Philippines, Poland, Romania, Russia, Serbia, Singapore, Slovakia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom (“U.K.”), and Vietnam. During our fiscal year ended June 30, 2014 (“Fiscal Year 2014”), we derived 47.0% of our service revenue from our U.S. operations and 53.0% from our non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report.

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
We have completed two acquisitions over the past five fiscal years, including the acquisitions of HERON Group LTD (“HERON”) in April 2013, and LIQUENT Inc. (“LIQUENT”) in December 2012. The acquisition of HERON strengthened our ability to offer our clients a full spectrum of services that aid in developing products with reimbursement and market access strategies.  Prior to the acquisition, HERON built one of the largest independent evidence-based consultancies and achieved a market leadership position. HERON helped to enhance the portfolio of services that we provide through our PAREXEL Consulting Services (“PC”) business, formerly known as PAREXEL Consulting and Medical Communication Services, and enhanced the expertise brought to the design and implementation of Phase III/IV studies. LIQUENT was a leading global provider of RIM solutions. By combining LIQUENT with our PAREXEL Informatics (“PI”, formerly known as Perceptive Informatics, Inc.) segment, we strengthened our capabilities by adding a regulatory information technology platform to provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire lifecycle of a product. The acquired expertise related solely to regulatory information management outsourcing, which has been reported within PI’s segment results, will be reported as part of our regulatory outsourcing service within the PC segment starting in July 2014.
DESCRIPTION OF BUSINESS
We provide a broad range of expertise in clinical research, medical communications, consulting, commercialization and informatics, and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We have three reporting segments: Clinical Research Services (“CRS”), PC, and PI.
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
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, and good manufacturing practice (“GMP”) compliance consulting. In addition, PC provides a full spectrum of market development, product development, commercialization, and targeted communications services in support of product launch. PC consultants also identify alternatives and propose solutions to address clients’ product development, registration, and commercialization issues.
PI provides information technology solutions designed to improve the product development processes of our clients. PI’s portfolio of products and services includes ClinPhone RTSM, medical imaging services, RIM, CTMS, EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.
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
CLINICAL RESEARCH SERVICES (CRS)
Our CRS business segment generated service revenue of $1,455.3 million, or 75.0%, of our consolidated service revenue in Fiscal Year 2014, $1,303.6 million, or 75.2%, of our consolidated service revenue in our fiscal year ended June 30, 2013 (“Fiscal Year 2013”), and $1,038.7 million, or 74.4%, of our consolidated service revenue in our fiscal year ended June 30, 2012 (“Fiscal Year 2012”).
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
Clinical trials represent one of the most expensive and time-consuming parts of the overall biopharmaceutical product development process. The information generated during these trials is critical to gaining marketing approval from the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), the Committee for Medicinal Products for Human Use (the “CHMP”), and other comparable regulatory agencies as well as market acceptance by clinicians, patients, and third-party payors. CRS clinical trial management services involve many phases of clinical trials, including Phases I, II, III, and IV. See “Government Regulations” below for additional information regarding processes involved in clinical trials.
Early Phase – The Early Phase business unit of CRS encompasses the early stages of clinical testing, when a product is first evaluated in humans to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase business unit of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients from various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. A bioanalytical laboratory, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results, is also located in Bloemfontein. With these locations, the Early Phase business unit offers clinical pharmacology services (including bioanalytical services) with more than 400 dedicated beds (cooperating partners not included) on three continents.
Phase II-III – The Phase II-III business unit of CRS encompasses the later stages of clinical testing. CRS assists clients with one or more of the aspects of clinical trials and observational studies described below. CRS performs both full-service and single- or multi-service projects. As a result, our involvement may range from participating in just one aspect of a clinical trial or observational study to all aspects. These services include the following, the majority of which are also provided by our Early Phase business unit:

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

•
Site and Investigator Recruitment – The product under investigation is administered to patients usually by third-party physicians, serving as independent contractors (referred to as investigators) at hospitals, clinics, or other locations, referred to as clinical sites. Medical devices are implemented or tested by investigators in similar settings. Potential investigators may be identified and solicited by the product sponsor. A significant portion of a trial’s success depends on the identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We have access to thousands of investigators who have conducted clinical trials for us. We provide additional services at the clinical site to assist physicians and expedite the clinical research process.

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

•
Study Monitoring and Data Collection – As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs, either electronically or paper-based. CRFs are transmitted electronically from study sites or collected by specially trained persons known as clinical monitors. To ensure that the CRFs are completed correctly and the study has been conducted in compliance with the protocol and regulatory requirements, we manage the sites closely over the telephone/internet and monitoring visits as needed. We offer several EDC technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the adverse events reporting guidelines and related regulatory requirements of the FDA and other relevant regulatory agencies. Approximately 90% of new trials are EDC-based.

•
Data Management – Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and all applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data is then submitted in a format prescribed by the client. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

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

Peri/Post Approval Services – The Peri/Post Approval Services business unit of CRS encompasses many services listed within the Phase II-III business unit description. However, the Peri/Post Approval Services business unit also offers a range of additional capabilities to support lifecycle management activities:

•
Observational Research – Observational research encompasses several study designs in which groups of patients are observed within routine clinical practices. We help our clients define the needs of their target audience(s) and to develop the best study design to meet their research objectives; define the optimal regulatory authority and ethics committee submission strategies in each country or region; and implement a study management and resourcing model trained to collect the required data in the most efficient manner and to agreed-upon standards of quality.

•
Patient-reported Outcomes – Patient reported outcome measures were developed to evaluate the impact of disease and interventions on emotional, social and physical functioning from the patient's perspective. We help our clients by advising them on the multiple variations of available tools and their appropriateness, acceptability, interpretability, precision, reliability, validity and responsiveness.

•
Pharmacovigilance – Our patient safety services have been specifically designed to help bio/pharmaceutical companies meet increasing post-marketing pharmacovigilance obligations.  We have established global infrastructure in drug safety management, extensive safety consulting expertise and leading capabilities in post marketing authorization safety studies enables us to offer leading post-marketing pharmacovigilance services.

•
Market Access – We have the global infrastructure, multi-disciplinary expertise, and integrated technologies to help clients implement a market strategy that will quickly build brand value and establish a strong market position - all while continuing to monitor their new product’s long-term effects and manage related safety data and other regulatory information.

Clinical Logistics Services – The Clinical Logistics Services business unit of CRS encompasses a full range of clinical logistics services associated with the clinical trials we conduct, that include coordinating investigational drug supply manufacturing, managing import/export requirements, labeling, warehousing, distribution, and inventory control (including the return and destruction of unused trial medication, laboratory services, and ancillary supplies).
PAREXEL CONSULTING SERVICES (PC)
Service revenue from the PC business segment represented $216.2 million, or 11.1% of consolidated service revenue in Fiscal Year 2014, $202.5 million, or 11.7% of consolidated service revenue in Fiscal Year 2013, and $167.1 million, or 12.0% of consolidated service revenue in Fiscal Year 2012.
We conduct our PC operations through five groups:

•
Integrated Product Development Consulting – Our Integrated Product Development (“IPD”) consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions in the U.S., Europe, Japan and emerging markets in Asia, the Middle East, North and South Africa, and Latin America. These services include drug and device development and regulatory strategy design, scientific and technical evaluation, writing and review services, expert liaison with the FDA, EMA and PMDA, and the preparation, review and submission of regulatory applications (both for clinical trials and for marketing authorizations) to regulatory authorities in more than 75 countries. Our IPD consulting group works closely with clients to design product development and regulatory strategies and comprehensive registration programs. Our product development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and from regulatory agencies such as the FDA in the U.S. and agencies in the U.K., Germany, The Netherlands, Sweden, South Korea and France. Our experts review existing published literature and regulatory precedents, evaluate the client's scientific and technical data of a product (Non-Clinical, Clinical, Chemistry, Manufacturing and Controls (“CMC”) and Regulatory) based on their individual and collective expertise and experience, assess the competitive and regulatory environments in specific relation to our clients’ products and business goals, identify deficiencies in client product documentation (“gap analysis”), and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we help our clients obtain regulatory approval for particular products or product lines in markets around the world.

•
Strategic Compliance Consulting – Our Strategic Compliance Consulting group offers a range of specialized clinical and manufacturing compliance consulting services designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing compliance strategy, assistance with addressing regulatory agency enforcement issues, risk management, GCP, GLP, Good Tissue Practice and current GMP audits, consent decrees, pre-approval inspection readiness, process optimization, organizational alignment, and training. Our Strategic Compliance group offers its clients experienced regulatory and industry professionals – formerly from the FDA or from the quality departments of major biotech, pharmaceutical, and medical device companies.

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

•
Commercialization Consulting Services – Our Commercialization Consulting Services group provides commercialization strategies and deliverables that assist clients in understanding how changing marketplace dynamics may impact product development, product reimbursement, patient access and commercial success. We identify, gather, analyze, and communicate data that is critical to maximizing product value and commercial success. Our service lines include strategic market access planning, systematic reviews for evidence development, economic modeling and evaluation, pricing, reimbursement strategies, global value dossier writing, and engagement with Health Technology Assessment authorities. The acquisition of HERON has strengthened our ability to offer our clients a full spectrum of services that aid in developing products through reimbursement and market access strategies.  We help our clients better prepare their products for the market, better prepare the market for their products and demonstrate product value in the marketplace.

•
Regulatory Outsourcing Services - Our Regulatory Outsourcing Services group combines enabling technology, operational expertise and global regulatory intelligence to deliver high-quality cost-effective regulatory affairs and regulatory operations solutions as a functional outsourced service. These services include both pre-approval and post-approval activities ranging from compilation, publishing and dispatching of large regulatory dossiers to the authoring of routine product variations, annual reports and other product lifecycle maintenance tasks. These services are used by our clients to provide a flexible outsourcing model that yields predictable year-over-year savings and addresses regulatory complexities, increased workloads, and limited budgets facing the industry.

PAREXEL INFORMATICS (PI)
Service revenue from our PI business represented $267.9 million, or 13.9% of consolidated service revenue, in Fiscal Year 2014, $228.3 million, or 13.1% of consolidated service revenue, in Fiscal Year 2013, and $190.7 million, or 13.6% of consolidated service revenue in Fiscal Year 2012.
We conduct our PI operations through seven groups:

•
ClinPhone Randomization & Trial Supply Management (ClinPhone RTSM) – PI provides automated randomization and logistics management through its ClinPhone RTSM solutions. Our services include both Interactive Voice Response (“IVR”) and Interactive Web Response (“IWR”) technologies. The ClinPhone RTSM solutions are used in clinical trials to achieve treatment group balance, eliminate selection bias, and limit the predictability of treatment allocations, all of which are designed to comply with the latest regulatory requirements. ClinPhone RTSM allows effective real-time implementation of randomization algorithm modifications required for adaptive trial designs.

•
Medical Imaging Services – PI offers products and services that allow our clients to apply and manage medical imaging in clinical trials. Clinical study sponsors increasingly rely on imaging as a surrogate endpoint in support of efficacy and safety. Our therapeutic and imaging experts provide a range of capabilities in the application of imaging techniques from early clinical development through peri-approval studies. These services include:

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

•
Platform Solutions (PS) - PS provides leading solutions consulting and services to integrate systems and processes to help companies simplify the concurrent use of the multiple technologies involved in clinical trials all with the purpose of giving clients better visibility and faster access to their data. We use a range of technologies including our Clinical Technology Integration Platform, which is a proprietary environment designed to facilitate seamless two-way exchange of data across different systems via reliable and repeatable integrations, our proprietary user environment which includes sophisticated reporting, analytics and visualizations, and our security technologies to manage user access to systems. Platform Solutions’ services are delivered by our dedicated experts who have an in-depth understanding of advanced technologies, clinical development processes and validated system integrations.

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

◦	PDA/Tablet – Depending on the specific characteristics of the protocol, a device-based ePRO solution may be best suited for a study.

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

INFORMATION TECHNOLOGY
We are committed to investing in information technology designed to help us to provide high quality services, competitive and cost-effective client-facing solutions, and well-managed internal resources. We have built our solutions by developing proprietary technology as well as purchasing and integrating commercially available technology that address critical aspects of our business. The proprietary technology we use supports project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.
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
CLIENTS
We have in the past derived, and may in the future derive, a significant portion of our service revenue from both an individual client and a core group of clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years due to our increasing number of strategic partnerships. Our five largest clients accounted for 47%, 50% and 40.5% of our consolidated service revenue in aggregate for Fiscal Year 2014, Fiscal Year 2013, and Fiscal Year 2012, respectively. For Fiscal Year 2014, two clients, Pfizer Inc. (“Pfizer”) and Merck & Co., Inc. (“Merck”), individually accounted for 16% and 11% of our consolidated service revenue, respectively. For Fiscal Year 2013, Pfizer and Merck individually accounted for 17% and 12% of our consolidated service revenue, respectively. No single client accounted for 10% or more of our consolidated service revenue in Fiscal Year 2012.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2014 was approximately $5.01 billion, compared with approximately $4.61 billion at June 30, 2013, an increase of 8.6%. Subject to the matters addressed in the following paragraph, we anticipate that approximately $2.1 billion of the backlog will be recognized as revenue in our fiscal year ending June 30, 2015 (“Fiscal Year 2015”).
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
COMPETITION
We compete with other biopharmaceutical outsourcing services companies and other clinical research organizations (“CROs”) that provide one or more of the services currently being offered by us. Some of the large biopharmaceutical services companies, such as Quintiles Transnational Corporation, Covance Inc., Pharmaceutical Product Development Inc., inVentiv Health, INC Research, and Icon plc, offer services that compete directly with our services at many levels.
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
PC
Our PC segment competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, individual consultants, specialty medical communications services companies, and medical communication subsidiaries of large international advertising companies.
We believe that a central differentiator of our PC service offering is our combination of scientific, regulatory and commercialization expertise. We consider PC’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access consulting, and global commercialization and communications strategies. We believe that this broad range of capabilities enables us to help our clients achieve their regulatory and marketing objectives.
PI
Our PI business competes primarily with biopharmaceutical services companies, information technology companies, and software companies. Companies in this segment compete based on the strength and usability of their technology offerings, their expertise and experience, and their understanding of the clinical development process. PI’s key competitive strength is its combination of technological expertise and knowledge of clinical development. Additionally, PI’s offerings provide substantial synergies to our customers and CRS services.
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
EMPLOYEES
As of June 30, 2014, we had approximately 15,560 full-time equivalent employees. Approximately 27% of our employees are located in the United States and approximately 73% are located internationally. We believe that we have good relationships with our employees.
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
GOVERNMENT REGULATIONS
We provide clinical trial services and diverse consulting solutions to the pharmaceutical, biotechnology, and medical device industries worldwide. Lack of success in obtaining approval for the conduct of clinical trials in the countries in which we manage clinical trials on behalf of our clients can adversely affect us. We make no guarantees to our clients with regard to successful outcomes of the regulatory process, including the success of clinical trial applications or marketing authorization applications.
The clinical research services we provided in the U.S. are subject to established and evolving FDA regulations. We are obligated to comply with FDA requirements governing activities such as obtaining Institutional Review Board (“IRB”) approval and patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 Code of Federal Regulations Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each study for specified periods, and such documents may be reviewed according to GCP or GPP standards by the study sponsors and the FDA and other regulatory agencies (for example the EMA and the Japanese Pharmaceutical and Medical Devices Agency) during audits and inspections. Non-compliance with GCP can result in the disqualification of data collected during a clinical study and in non-approval or non-clearance of a product application submitted to the FDA or other regulatory agencies around the world.

The clinical investigation of new drugs, biologics, and medical devices is highly regulated by government agencies around the world. The standard for the conduct of clinical research and development studies is embodied in GCP, a set of international standards and guidelines, which stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing, and to protect the rights and safety of clinical trial participants. The FDA and many other regulatory authorities require that study results submitted to such authorities be based on studies conducted in compliance with GCP. The European Union (“EU”) enacted the Clinical Trials Directive (the “Directive”) in 2004 in attempt to harmonize the requirements of the members of the EU regarding the conduct of clinical trials. The EU released in April 2014 a new legislation to repeal the Directive in a stepwise approach between mid-2016 and 2019 to increase the attractiveness for the conduct of clinical trials in its territory by reducing the bureaucratic burden. The regulation will not require adoption by each member country thus ensuring greater harmonization. The Directive requires sponsors of clinical trials to submit formal applications to national ethics committees and regulatory authorities prior to the initiation of clinical trials in any of the 28 Member States of the EU, and the new legislation will require submission through a portal at the EMA. The regulatory landscape in Asia and Latin America is heterogeneous, with each country independently enforcing its unique regulatory policies. This has improved with more cooperation between countries and a deeper awareness of regional and global differences in regulatory policies and practice, especially in Asia. As in the United States, clinical trials in the EU are expected to be carried out in compliance with detailed requirements for GCP. The international regulatory approval process, in the EU as well as many other countries, includes all of the risks and potential delays associated with the FDA approval process.
Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which we operate. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. For more than ten years, we have managed successful regulatory submissions for life science companies around the world. Beginning in 1990, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and regulators in Australia, Canada, the EU, Japan and Latin American countries, although there can be no advance assurance that the submission of such data to any regulatory authority will result in regulatory approval for marketing of the product. The ICH process has sanctioned a single common format for drug and biologic marketing authorization applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the U.S. and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.
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
The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective. In addition, information about certain clinical trials must be submitted to, and made available to the public on, the government website www.clinicaltrials.gov.
NDA or Biologic License Application (“BLA”) Preparation and Submission – Upon completion of Phase III trials, the sponsor assembles the statistically analyzed data from all phases of development, along with the chemistry and manufacturing and pre-clinical data and the proposed labeling, among other things, into a single large document, the NDA or BLA in CTD format as of July 1, 2003, which today comprises, on average, roughly 100,000 pages. Typically, an NDA or BLA must be accompanied by payment of a statutory fee.
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
Post-Marketing Surveillance and Phase IV Studies – Regulatory authorities require companies to collect and periodically report additional safety and, where appropriate, benefit data on the drug or biologic for as long as the manufacturer markets the product. The FDA and other major regulatory agencies require sponsor companies to prepare risk management plans as part of their approval requirements for marketed drugs and biologics, aimed at monitoring areas of drug risk and implementing plans for minimizing their occurrence. In addition, global agencies may impose additional post-marketing study requirements as a condition of a product’s approval to confirm the safety profile or verify clinical benefit in the “real-world” clinical setting. Regulated post marketing surveillance studies are imposed by a number of national agencies for all new products launched into their market and the data used to re-evaluate the continuation of the product license. Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if a significant safety issue is identified that brings into question the clinical benefit relative to the emerging risks.
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
The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from preclinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. There can be no assurance that review will result in timely, or any, PMA approval. There may also be significant conditions associated with the approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements. Even after approval, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Typically, a PMA or 510(k) must be accompanied by payment of a statutory fee. In addition, information about certain clinical trials must be submitted to the government website www.clinicaltrials.gov, where it may be made publicly available.
REGULATION OF PATIENT INFORMATION
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain legally effective informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economics and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
Outside of the United States, many countries have enacted laws to safeguard the privacy and security of personal information, including individually identifiable health information. The member states of the European Union have adopted a rigorous system of data protection regulations, based upon a framework imposed by the 1995 European Commission Directive on Data Protection. These rules provide broad protections for personal information, including, among other things, notice requirements, limits on the scope and duration for which personal information may be maintained and processed, restrictions on disclosures of personal information, standards for providing individuals with control over the manner in which personal information is processed, and restrictions on transfers of such data to the United States and other countries that the European Union finds to lack “adequate” data protection laws of their own. Health-related information is recognized as a special, sensitive category of personal information, which may generally be processed only pursuant to the affirmative, or opt-in, consent of the individual to whom the information pertains. Violations of these data protection regulations are subject to administrative penalties, civil money penalties, and criminal prosecution, including corporate fines and personal liability.
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
REGULATION OF HEALTH INDUSTRY ARRANGEMENTS
Since the U.S. Medicare program will pay for certain costs of qualifying clinical drug trials, as well as certain reasonable and necessary items and services used to diagnose and treat complications arising from participation in clinical trials, the conduct of such trials may be subject to laws and regulations that are intended to prevent misuse of such government health care program funding. In the U.S., these laws include, among others, the False Claims Act, which prohibits submitting or causing the submission of false statements or improper claims for government health care program payments; the so-called Stark physician self-referral law, which prohibits physicians from referring or billing for certain designated health services performed or provided by an entity in which the physician or an immediate family member has a financial compensation, investment, or ownership interest; and the health care anti-kickback law, which prohibits paying, offering to pay, or receiving payment in exchange for the referral of services or devices that are covered under a federal health care program, and which therefore restrict the permissibility of financial and promotional arrangements with patients, physicians, investigators, and study sites, such as, for example, financial incentives for physicians to enroll study participants or for patients, investigators or study sites to participate in a trial. Violations of these restrictions are subject to potentially severe administrative, civil and criminal penalties that could have a substantial and material adverse effect on our business, our reputation, and our continued ability to offer our biopharmaceutical outsourcing services.
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
AVAILABLE INFORMATION
Our Internet website is http://www.parexel.com. We make available through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We make these reports available free of charge through our website as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Part I, Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 (“MD&A”) contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.
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
Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business, political and other factors beyond our control can also affect us. These factors include the recent European debt crisis, which highlighted concerns about the possibility of one or more sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union. There are continuing concerns as to the ultimate financial effectiveness of the assistance measures taken to date, and the extent to which the austerity measures may exacerbate high unemployment and test the social and political stability of weaker economies in Europe. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies. The plan focused primarily on the Early Phase business and corporate functions and was completed in the third quarter of Fiscal Year 2012. The total cost of the plan was approximately $14.2 million and included the elimination of approximately 150 managerial and staff positions and the abandonment of certain property leases.
Although we expect that all costs associated with this and prior restructuring plans have been recorded as of June 30, 2014, if we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 53.0% and 54.0% of total consolidated service revenue for Fiscal Year 2014 and Fiscal Year 2013, respectively. More specifically, our service revenue from operations in Europe, Middle East and Africa represented 37.0% and 36.0% of total consolidated service revenue for the corresponding periods. Our service revenue from operations in the Asia/Pacific region represented 13.0% and 14.0% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	the outbreak of war or hostilities in specific geographic regions, including the Ukraine, Russia and the Middle East;

•	potential negative impact from changes in tax laws affecting any repatriation of profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $58.8 million for the fiscal quarter ended June 30, 2014, $52.2 million for the fiscal quarter ended March 31, 2014, $46.7 million for the fiscal quarter ended December 31, 2013, $41.9 million for the fiscal quarter ended September 30, 2013, and $38.3 million for the fiscal quarter ended June 30, 2013. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. For example, as a result of year-over-year foreign currency exchange rate fluctuation, service revenue for Fiscal Year 2014 was positively impacted by approximately $5.3 million as compared with the same period in the previous year. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the Euro, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2014 and Fiscal Year 2013, approximately 13.7% and 13.0% of consolidated service revenue, respectively, was from contracts denominated in Euros and service revenue from contracts denominated in pounds sterling was 2.9% and 2.6%, respectively. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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
As of June 30, 2014, our total assets included $421.4 of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2014, 2013, and 2012, our five largest clients accounted for approximately 47%, 50%, and 40.5% of our consolidated service revenue, respectively. In Fiscal Year 2014, our two largest clients individually accounted for 16% and 11% of our consolidated service revenue, and in Fiscal Year

2013, our two largest clients individually accounted for 17% and 12% of our consolidated service revenue. In Fiscal Year 2015, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
Numerous governments, including the U.S. government, have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In March 2010, the United States Congress enacted healthcare reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. The continuing implementation of this legislation may significantly impact the pharmaceutical industry. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. In addition, various state legislatures and European and Asian governments may consider various types of healthcare reform in order to control growing healthcare costs. We are presently uncertain as to the effects of the enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
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
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain legally effective informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
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
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and PAREXEL, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition that was compliant with generally accepted accounting principles in the U.S. We have since changed our internal controls to address this material weakness and concluded in Fiscal Year 2013 that our internal controls related to our accounting for business combinations were designed and operating effectively. Nevertheless, we may identify other significant deficiencies or material weaknesses which we may not be able to remediate in a timely manner or at all.
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
Risks Associated with Indebtedness
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of June 30, 2014, we had $350.0 million principal amount of debt outstanding and remaining borrowing availability of $237.5 under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 15, 2014, the closing sales price of our common stock on the Nasdaq Global Select Market was $57.50 per share. During the period from June 30, 2009 to June 30, 2014, our common stock traded at prices ranging from a high of $57.25 per share to a low of $11.54 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2014, we occupied approximately 2,570,000 square feet of building space, primarily office space, in 80 locations in 39 countries under various leases that expire between 2014 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	779,000
Europe, Middle East & Africa	1,247,000
Asia/Pacific	544,000
Total	2,570,000
Our largest facilities are located in (a) the United States, where we occupy approximately 702,000 square feet, (b) Germany, where we occupy approximately 501,000 square feet, (c) the United Kingdom, where we occupy approximately 278,000 square feet, (d) India, where we occupy approximately 207,000 square feet, and (e) South Africa, where we occupy approximately 137,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PC and Corporate	2019
Berlin, Germany	452,000	All Business Segments and General & Administrative	2016 - 2035
Billerica, MA	276,000	All Business Segments and General & Administrative	2018 - 2025
Hyderabad, India	175,000	All Business Segments and General & Administrative	2016 - 2017
Uxbridge, UK	88,000	CRS, PC and General & Administrative	2022
Nottingham, UK	80,000	PI and General & Administrative	2014 - 2015
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$53.55	$46.02	$31.56	$25.95
Second Quarter	$55.02	$37.53	$33.13	$28.45
Third Quarter	$57.25	$44.89	$39.75	$30.39
Fourth Quarter	$55.97	$41.79	$49.02	$38.51
As of August 15, 2014, there were approximately 144 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.
Under the terms of the 2011 and 2013 Credit Agreements, which are described in “Credit Agreements” in Part II, Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.
STOCK REPURCHASE PROGRAM
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2,284,844 shares of common stock, representing 80 percent of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet.
The final number of shares to be delivered to us by GS under the 2014 Agreement at program maturity, net of the initial delivery, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the 2014 Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by GS, we would be required to remit shares or cash, at our option, to GS in an amount equivalent to such shortfall. We expect the 2014 Program to be completed before December 31, 2014.
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During Fiscal Year 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to a $50.0 million accelerated share repurchase agreement and a $50.0 million open market agreement entered into in September 2012 and a $50.0 million accelerated share repurchase agreement (“March 2013 ASR Agreement”) and a $50.0 million open market agreement (“March 2013 Open Market Agreement”) entered in March 2013. Pursuant to the 2013 Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013.

The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the 2013 Program was completed.
The following table provides information about repurchases of our equity securities, including those under the 2014 Program described above, during the three months ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	—	$—	—	$—
June 1, 2014 - June 30, 2014	2,284,844	$52.52	2,284,844	$—
Total	2,284,844		2,284,844

COMPANY STOCK PERFORMANCE GRAPH
Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2009 through June 30, 2014, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on June 30, 2009 in PAREXEL’s common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2009	2010	2011	2012	2013	2014
PAREXEL International Stock	$100	$151	$164	$196	$320	$367
Nasdaq Composite Index	$100	$115	$151	$160	$185	$240
Nasdaq Health Care Index	$100	$109	$140	$157	$207	$285
The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The information included under the heading “Company Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2014 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30,
(in thousands, except per share data and number of employees)	2014	2013	2012	2011	2010
OPERATIONS
Service revenue	$1,939,360	$1,734,442	$1,396,508	$1,212,099	$1,131,039
Income from operations	$199,498	$136,123	$88,802	$81,630	$83,109
Net income	$129,094	$95,972	$63,158	$48,786	$41,542
Basic earnings per share	$2.28	$1.64	$1.06	$0.83	$0.72
Diluted earnings per share	$2.25	$1.61	$1.05	$0.81	$0.71
FINANCIAL POSITION
Cash and marketable securities	$283,812	$274,164	$213,579	$89,056	$107,413
Working capital	$350,900	$403,229	$359,590	$317,298	$167,498
Total assets	$1,834,000	$1,779,624	$1,532,156	$1,429,483	$1,220,710
Short-term debt	$12,501	$20,399	$5,003	$5,867	$32,082
Long-term debt	$337,500	$427,500	$211,784	$240,102	$183,707
Stockholders’ equity	$577,681	$538,946	$609,675	$566,004	$439,555
OTHER DATA
Purchases of property and equipment	$72,585	$81,089	$74,403	$60,153	$78,959
Depreciation and amortization	$81,328	$73,186	$66,172	$65,480	$60,320
Number of employees	15,560	14,690	12,695	10,550	9,720
Weighted average shares
Basic	56,504	58,388	59,464	58,634	58,062
Diluted	57,477	59,447	60,426	59,874	58,756

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

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services, formerly known as Peri-Approval Clinical Excellence. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, pharmacovigilance, and investigator site services. CRS also includes our clinical supply and drug logistics business. We have aggregated Early Phase with Phase II-III and Peri/Post-Approval Services due to economic similarities in these operating segments.

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

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), which was designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For interim and annual periods beginning July 1, 2014, we will disclose the reportable segment on this new basis and prior periods will be retroactively restated to reflect the change.
We conduct a significant portion of our operations in countries which are outside of the United States. Approximately 53.0% and 54.0% of our consolidated service revenue for the fiscal year 2014 and 2013 ended June 30, 2014 (“Fiscal Year 2014”) and the fiscal year ended June 30, 2013 (“Fiscal Year 2013”), respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For Fiscal Year 2014, approximately 13.7% of total consolidated service revenue was from euro-denominated contracts and approximately 2.9% of total consolidated service revenue was from pound sterling-denominated contracts. For Fiscal Year 2013, approximately 13.0% of total consolidated service revenue was from euro-denominated contracts and approximately 2.6% of total consolidated service revenue was from pounds sterling-denominated contracts.
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
Generally, our clients can either terminate their contracts with us upon thirty to sixty days notice or delay execution of services. Clients may terminate or delay contracts for a variety of reasons, including: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product. In the cases where the contracts are canceled, services delivered through the cancellation date are due and payable by the client, including certain costs to conclude the trial or study.
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
Our client arrangements in CRS generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that standalone value exists for each of our service deliverables and we base the selling price upon third-party evidence (“TPE”). TPE is established for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers.
Within PI’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services is recognized over the service period.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition and is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Our impairment testing for goodwill and an indefinite-lived intangible, the ClinPhone RTSM tradename, involves assessment of qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit or the fair value of the indefinite-lived intangibles is less than its carrying amount, including goodwill. This assessment requires management judgment on the potential impact of each qualitative factor. Based on our Fiscal Year 2014 qualitative assessment of impairment for goodwill and our ClinPhone RTSM tradename, we concluded that neither were impaired.
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
Contingent consideration liabilities are remeasured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.

RESULTS OF OPERATIONS
Note 18 to our consolidated financial statements included in this annual report provides a summary of our unaudited quarterly results of operations for Fiscal Years 2014 and 2013.
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the cost of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2014, 2013, and the fiscal year ended June 30, 2012 (“Fiscal Year 2012”) were as follows:

(in thousands)	Years Ended		Increase $	Increase %
	June 30, 2014	June 30, 2013
Service revenue
CRS	$1,455,279	$1,303,569	$151,710	11.6%
PC	216,184	202,524	13,660	6.7%
PI	267,897	228,349	39,548	17.3%
Total service revenue	$1,939,360	$1,734,442	$204,918	11.8%
Direct costs
CRS	$1,010,069	$956,513	$53,556	5.6%
PC	124,686	120,954	3,732	3.1%
PI	144,423	130,069	14,354	11.0%
Total direct costs	$1,279,178	$1,207,536	$71,642	5.9%
Gross profit
CRS	$445,210	$347,056	$98,154	28.3%
PC	91,498	81,570	9,928	12.2%
PI	123,474	98,280	25,194	25.6%
Total gross profit	$660,182	$526,906	$133,276	25.3%

(in thousands)	Years Ended		Increase $	Increase %
	June 30, 2013	June 30, 2012
Service revenue
CRS	$1,303,569	$1,038,705	$264,864	25.5%
PC	202,524	167,125	35,399	21.2%
PI	228,349	190,678	37,671	19.8%
Total service revenue	$1,734,442	$1,396,508	$337,934	24.2%
Direct costs
CRS	$956,513	$759,539	$196,974	25.9%
PC	120,954	97,560	23,394	24.0%
PI	130,069	114,730	15,339	13.4%
Total direct costs	$1,207,536	$971,829	$235,707	24.3%
Gross profit
CRS	$347,056	$279,166	$67,890	24.3%
PC	81,570	69,565	12,005	17.3%
PI	98,280	75,948	22,332	29.4%
Total gross profit	$526,906	$424,679	$102,227	24.1%

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2013
Revenue
Service revenue increased by $205.0 million, or 11.8%, to $1,939.4 million for Fiscal Year 2014 from $1,734.4 million for Fiscal Year 2013. On a geographic basis, service revenue was distributed as follows (in millions):

	Fiscal Year 2014		Fiscal Year 2013
Region	Service Revenue	% of Total	Service Revenue	% of Total
The Americas	$970.9	50.1%	$867.0	50.0%
Europe, Middle East & Africa	$709.2	36.6%	$624.0	36.0%
Asia/Pacific	$259.3	13.3%	$243.4	14.0%
Total	$1,939.4	100.0%	$1,734.4	100.0%
For Fiscal Year 2014 compared with Fiscal Year 2013, service revenue in The Americas increased by $103.9 million, or 12.0%; Europe, Middle East & Africa service revenue increased by $85.2 million, or 13.7%; and Asia/Pacific service revenue increased by $15.9 million, or 6.5%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments, the impact of our strategic partnership wins, and additional revenue from our LIQUENT Inc.(“LIQUENT”) and HERON Group LTD (“HERON”) businesses, which we acquired in December 2012 and April 2013, respectively.
On a segment basis, CRS service revenue increased by $151.7 million, or 11.6%, to $1,455.3 million for Fiscal Year 2014 from $1,303.6 million for Fiscal Year 2013. The increase was attributable to growth in both the Phase II-III and Peri/Post Approval Service and the Early Phase businesses. Within the Phase II-III and Peri/Post Approval Service businesses, the efforts of a more productive employee base and the growth of backlog with a higher conversion rate caused revenue to increase across all of our client segments. The Early Phase business increases were due to increased demand for study services with patients.
PC service revenue increased by $13.7 million, or 6.7%, to $216.2 million for Fiscal Year 2014 from $202.5 million for Fiscal Year 2013. Higher service revenue was due primarily to $9.7 million of revenue from HERON, and the increase in consulting services associated with growth in the integrated product development consulting service line.
PI service revenue increased by $39.5 million, or 17.3%, to $267.9 million for Fiscal Year 2014 from $228.3 million for Fiscal Year 2013. The increase was primarily due to growth across all PI service lines due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships, along with $17.5 million of revenue from LIQUENT.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $71.6 million, or 5.9%, to $1,279.2 million for Fiscal Year 2014 from $1,207.5 million for Fiscal Year 2013. As a percentage of total service revenue, direct costs decreased to 66.0% from 69.6% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives, changes in the revenue mix, and the increased sourcing of operations to low-cost countries.
On a segment basis, CRS direct costs increased by $53.6 million, or 5.6%, to $1,010.1 million for Fiscal Year 2014 from $956.5 million for Fiscal Year 2013. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. As a percentage of service revenue, CRS direct costs decreased to 69.4% for Fiscal Year 2014 from 73.4% for Fiscal Year 2013. The decrease as a percentage of service revenue was related to the results of our operational efficiency programs, the reduction in contract staff usage, and the impact of shifting activities to low-cost countries.
PC direct costs increased by $3.7 million, or 3.1%, to $124.7 million for Fiscal Year 2014 from $121.0 million for Fiscal Year 2013. This increase was primarily due to higher headcount levels and direct costs from HERON. As a percentage of service revenue, PC direct costs decreased to 57.7% from 59.7% for the respective periods as a result of a more favorable revenue mix.
PI direct costs increased by $14.4 million, or 11.0%, to $144.4 million for Fiscal Year 2014 from $130.1 million for Fiscal Year 2013. This increase was due primarily to the inclusion of LIQUENT direct costs. As a percentage of service revenue, Perceptive direct costs decreased to 53.9% for Fiscal Year 2014 from 57.0% for Fiscal Year 2013 due to revenue growth and the impact of shifting resources to low-cost countries.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased by $61.0 million, or 19.1%, to $379.8 million for Fiscal Year 2014 from $318.8 million for Fiscal Year 2013. This increase was due primarily to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, an increase in costs incurred to support our information technology infrastructure and facility expansion to better accommodate our growth, and an inclusion of $12.2 million in costs related to LIQUENT and HERON. As a percentage of service revenue, SG&A increased to 19.6% in Fiscal Year 2014 from 18.4% in Fiscal Year 2013.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense increased by $8.1 million, or 11.1%, to $81.3 million for Fiscal Year 2014 from $73.2 million for Fiscal Year 2013, due to higher amortization expense from the increase in intangible assets driven by the LIQUENT and HERON acquisitions and higher depreciation expense from the increasing capital expenditures from Fiscal Year 2011 to Fiscal Year 2013 to support business growth. As a percentage of service revenue, D&A was 4.2% for both Fiscal Year 2014 and Fiscal Year 2013 .
Restructuring Charge
Our restructuring plans were substantially completed by March 2012. For Fiscal Year 2014 and Fiscal Year 2013, respectively, we recorded a $0.4 million and $1.2 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $199.5 million for Fiscal Year 2014 from $136.1 million for Fiscal Year 2013. Income from operations as a percentage of service revenue ("operating margin") increased to 10.3% from 7.8% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense, Net
We recorded net other expense of $11.6 million for Fiscal Year 2014 compared with $3.0 million for Fiscal Year 2013. The $8.66 million increase was driven primarily by a $6.8 million increase in miscellaneous expenses, largely due to net foreign currency exchange losses recorded during Fiscal Year 2014 compared to the net foreign currency exchange gains recorded during Fiscal Year 2013. Additionally, the increase is attributable a $1.9 million increase in net interest expense related to a higher average debt balance in Fiscal Year 2014.
Taxes
For Fiscal Year 2014 and Fiscal Year 2013, we had effective income tax rates of 31.3% and 27.9%, respectively. The increase in Fiscal Year 2014 tax rate was primarily attributable to a shift in the geographic distribution of income which increased income subject to taxation in the United States relative to lower tax rate jurisdictions (primarily EU countries and the U.K.).

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
For Fiscal Year 2013 compared with Fiscal Year 2012, service revenue in The Americas increased by $231.7 million, or 36.5%; Europe, Middle East & Africa service revenue increased by $68.6 million, or 12.4%; and Asia/Pacific service revenue increased by $37.6 million, or 18.3%. Revenue growth in all regions was attributable to higher demand for services in all of our reporting segments and the impact of our strategic partnership wins. The conversion of backlog to revenue increased as projects matured and moved from startup phases to ongoing monitoring activities. The higher levels of service revenue growth in the Americas region was due to increased activity in the Phase II-III and Peri/Post Approval Service businesses. Service revenue growth was negatively impacted by foreign currency exchange rate fluctuations of approximately $15.1 million.
On a segment basis, CRS service revenue increased by $264.9 million, or 25.5%, to $1,303.6 million for Fiscal Year 2013 from $1,038.7 million for Fiscal Year 2012. The increase was attributable to growth in both our Phase II-III and Peri/Post Approval Service businesses and our Early Phase business. These increases were partly offset by a $12.4 million negative impact from foreign currency exchange rate movements. The Phase II-III and Peri/Post Approval Service increases were due to our success in forging strategic partnership relationships which has benefited our pipeline of work. Higher levels of new business awards won in prior periods across our entire customer base resulted in more active projects and, coupled with the efforts of a larger and more productive employee base, caused the conversion of backlog into revenue to accelerate. The revenue increase in our Early Phase business was due to improvements in our win rate among emerging clients combined with success in winning additional strategic partner relationships.
PC service revenue increased by $35.4 million, or 21.2%, to $202.5 million for Fiscal Year 2013 from $167.1 million for Fiscal Year 2012. The increase was due primarily to a $38.2 million increase in consulting services associated with growth in strategic compliance work due to higher levels of regulatory activity. These increases were partly offset by a $2.8 million decrease in our medical communications and commercialization service revenue.
PI service revenue increased by $37.7 million, or 19.8%, to $228.3 million for Fiscal Year 2013 from $190.7 million for Fiscal Year 2012. The growth was due primarily to $20.2 million in revenue from LIQUENT and a $17.5 million increase in eClinical and medical imaging services. Excluding the impact from LIQUENT, the continued growth in PI service revenue was due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
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
On a segment basis, CRS direct costs increased by $197.0 million, or 25.9%, to $956.5 million for Fiscal Year 2013 from $759.5 million for Fiscal Year 2012. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. Increased labor costs were also affected by upward pressure on wage rates in certain markets due to labor shortages and an increase in the number of contracted staff needed for projects in response to the higher number of studies that were initiated in Fiscal Year 2012 and the beginning of Fiscal Year 2013. The use of contracted staff declined in the latter half of Fiscal Year 2013 as full-time employees were hired to replace contract staff, and as the CRS employee base increased its productivity and efficiency. As a percentage of service revenue, CRS direct costs increased slightly to 73.4% for Fiscal Year 2013 from 73.1% for Fiscal Year 2012.
PC direct costs increased by $23.4 million, or 24.0%, to $121.0 million for Fiscal Year 2013 from $97.6 million for Fiscal Year 2012. This increase resulted primarily from higher labor costs in our consulting services unit due to increased demand related to strategic compliance work. Offsetting this increase was a $4.1 million decline in labor costs within the medical communications business. As a percentage of service revenue, PC direct costs increased to 59.7% from 58.4% for the respective periods as a result of higher labor costs associated with consulting services and short-term investments directed at better positioning the business for continued growth.
PI direct costs increased by $15.3 million, or 13.4%, to $130.1 million for Fiscal Year 2013 from $114.7 million for Fiscal Year 2012. This increase was due primarily to the impact of LIQUENT, an increase in labor costs in existing businesses, and higher medical imaging "read" expenses associated with greater volume. As a percentage of service revenue, PI direct costs decreased to 57.0% for Fiscal Year 2013 from 60.2% for Fiscal Year 2012 due to the impact of shifting resources to low cost countries and a better revenue mix.
Selling, General and Administrative
SG&A expense increased by $55.3 million, or 21.0%, to $318.8 million for Fiscal Year 2013 from $263.5 million for Fiscal Year 2012. This increase was primarily due to the addition of LIQUENT and HERON SG&A costs, an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, and an increase in rent and other office-related expenses. As a percentage of service revenue, SG&A decreased to 18.4% in Fiscal Year 2013 from 18.9% in Fiscal Year 2012 due to leveraging of our revenue growth, effective cost management, and the benefits of past restructuring activities.
Depreciation and Amortization
D&A expense increased by $7.0 million, or 10.6%, to $73.2 million for Fiscal Year 2013 from $66.2 million for Fiscal Year 2012, primarily due to additional depreciation expense from increased capital expenditures in both Fiscal Year 2013 and Fiscal Year 2012 and higher amortization expense from the intangibles assets acquired in conjunction with the LIQUENT and HERON acquisitions. As a percentage of service revenue, D&A decreased to 4.2% for Fiscal Year 2013 from 4.7% for Fiscal Year 2012 mainly due to revenue growth.
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
Income from Operations
Income from operations increased to $136.1 million for Fiscal Year 2013 from $88.8 million for Fiscal Year 2012 due to the factors described above. Operating margin increased to 7.8% from 6.4% for the respective periods for the reasons discussed above.
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

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2014, we had cash and cash equivalents of approximately $188.2 million and marketable securities of $95.6 million, of which the majority is held in countries which are outside of the U.S. since excess cash generated in the U.S. is primarily used to repay our debt obligations. Foreign cash and marketable securities balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents and marketable securities are held in deposit accounts, money market funds and foreign government treasury certificates over 90 days but less than one year, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2014 and June 30, 2013.

(in millions)	June 30, 2014	June 30, 2013
Billed accounts receivable, net	$497.1	$457.2
Unbilled accounts receivable, net	225.5	248.2
Total accounts receivable	722.6	705.4
Deferred revenue	467.0	408.3
Net receivables	$255.6	$297.1

DSO ( in days)	32	42
The decrease in DSO for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, was largely driven by strong collections and benefits of increased deferred revenue.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $287.2 million for Fiscal Year 2014 as compared with $183.8 million for Fiscal Year 2013. The $103.4 million increase in operating cash flows resulted primarily from $33.1 million of higher net income, a $79.2 million increase in net change of working capital and an $8.1 million increase in depreciation and amortization expenses. These increases were partially offset by a $17.5 million change in our deferred income tax provision.
Investing Activities
Net cash used for investing activities was $31.2 million for Fiscal Year 2014 as compared with $305.5 million for Fiscal Year 2013.
During Fiscal Year 2014, we made $72.6 million in capital expenditures, which was partially offset by $41.5 million in net proceeds from the sale of marketable securities.
During Fiscal Year 2013, we made net purchases of $129.6 million in marketable securities, paid $97.1 million in cash to acquire LIQUENT and HERON, and made $81.1 million in capital expenditures.
Financing Activities
Net cash used by financing activities was $224.0 million for Fiscal Year 2014 as compared with net cash provided by financing activities of $52.4 million for Fiscal Year 2013.
During Fiscal Year 2014, we paid $154.9 million for share repurchases and made net payments of $187.5 million under the 2013 Credit Agreement (as defined below), which were partially offset by $100.0 million borrowings under the Note Purchase Agreement (as defined below), $14.6 million in proceeds received related to employee stock purchases and $4.5 million in proceeds received from our receivable factoring.

During Fiscal Year 2013, we borrowed an additional $217.5 million under new and existing credit facilities to fund the LIQUENT and HERON acquisitions and share repurchases, received $20.9 million in proceeds from employee stock purchases, and received $10.4 million from receivable factoring. These proceeds were partially offset by $195.1 million paid for share repurchases and $1.2 million payments for debt issuance costs.
CREDIT AGREEMENTS
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility portion of the 2013 Credit Agreement. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
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
As of June 30, 2014, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging” (“ASC 815”), and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Year 2014 and 2013, we transferred approximately $184.6 million and $36.5 million of trade receivables, respectively. As of June 30, 2013, we accounted for $10.4 million of the total transfers as financing activities which are recorded in accounts receivable and short-term debt on our consolidated balance sheets. As of June 30, 2014, no transfers were accounted for as a financing activity.
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

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement resulting in total outstanding borrowings of $400.0 million. We used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
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
As of June 30, 2014, we had $62.5 million of principal borrowed under the revolving credit facility and $187.5 million of principal under the term loan. For Fiscal Year 2014, we made principal payments of $10.0 million on the term loan under the 2013 Credit Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $2.7 million in our consolidated balance sheets. We have borrowing availability of $237.5 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of

$25.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during Fiscal Year 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under our 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of June 30, 2014, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.60%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
2012 Term Loan and 2013 Facilities
On December 20, 2012, we entered into a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, which was initially guaranteed by certain of our subsidiaries, but which guarantees were released in connection with the partial prepayment of the 2012 Term Loan in January 2013. The 2012 Term Loan was used to fund our acquisition of LIQUENT.
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of June 30, 2014, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.
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
As of June 30, 2014, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2014, we had 5.0 million Euros available under this line of credit.

FINANCING NEEDS
Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, stock buybacks, capital expenditures, and repayment of principal and interest on our borrowings.
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2,284,844 shares of common stock, representing 80 percent of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet.
The final number of shares to be delivered to us by GS under the 2014 Agreement at program maturity, net of the initial delivery, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the 2014 Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by GS, we would be required to remit shares or cash, at our option, to GS in an amount equivalent to such shortfall. We expect the 2014 Program to be completed by December 31, 2014.
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
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on the repayment terms of our 2013 Credit Agreement and the Notes. Our primary committed external source of funds is the 2013 Credit Agreement. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer-term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2013 Credit Agreement upon its maturity in 2018.
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
Capital Expenditures
We made capital expenditures of approximately $72.6 million during Fiscal Year 2014, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During Fiscal Year 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to a $50.0 million accelerated share repurchase agreement and a $50.0 million open market agreement entered into in September 2012 and a $50.0 million accelerated share repurchase agreement (“March 2013 ASR Agreement”) and a $50.0 million open market agreement (“March 2013 Open Market Agreement”) entered in March 2013. Pursuant to the 2013 Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the 2013 Program was completed.
DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The following table summarizes our contractual obligations at June 30, 2014:

(in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt obligations (principal)	$12,501	$70,000	$167,500	$100,000	$350,001
Operating leases	62,103	91,912	56,384	99,818	310,217
Purchase obligations*	55,036	23,929	2,608	—	81,573
Total	$129,640	$185,841	$226,492	$199,818	$741,791
*includes commitments to purchase software, hardware, and services.
The above table does not include approximately $41.5 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 14 to our consolidated financial statements included in this annual report for more information.
We also did not include contingent payments related to the HERON acquisition, as the amounts of these payments will be determined based on the operating results of our commercialization service line for Fiscal Year 2015. The final payment related to the HERON acquisition may range from zero to $14.2 million. Any obligations will be paid during the three months ending September 30, 2015.
We have letter-of-credit agreements with banks, totaling approximately $10.5 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
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
RESTRUCTURING PLANS
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). During Fiscal Year 2011, we recorded $8.5 million in restructuring charges related to the 2011 Restructuring Plan, including approximately $1.8 million in employee separation benefits, $3.6 million in costs related to the abandonment of certain property leases, and $3.1 million in impairment charges related to exited facilities. During Fiscal Year 2012, we recorded $7.3 million in restructuring charges related to the 2011 Restructuring Plan, including $5.3 million in severance costs and $2.0 million in facility-related costs. During Fiscal Year 2013 and 2014, we recorded a $1.2 million and $0.4 million net reduction, respectively, to restructuring charges for adjustments to facility-related charges under the 2011 Restructuring Plan. The total cost of the 2011 Restructuring Plan was approximately $14.2 million and included the elimination of approximately 150 managerial and staff positions and costs related to the abandonment of certain property leases.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, and early adoption is not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by our management.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 53.0% of our consolidated service revenue for Fiscal Year 2014 from operations outside of the United States and 54% of our consolidated service revenue for Fiscal Year 2013 from operations outside of the United States. In addition, 13.7% of our consolidated revenue was denominated in Euros and 2.9% was denominated in pounds sterling for Fiscal Year 2014 while 13.0% of our consolidated revenue was denominated in Euros and 2.6% was denominated in pounds sterling for Fiscal Year 2013. We have no significant operations in any country in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and interest rates. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 4 to our consolidated financial statements included in this annual report for more information on our hedging programs and interest rate swap program.
As of June 30, 2014, the programs with derivatives designated as hedging instruments under ASC 815 and the related notional values of the derivatives were approximately $418.1 million, including two interest rate swap agreements with a total notional value of $200 million executed to hedge our borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2014, the estimated amount that could be recognized in earnings was a gain of approximately $4.2 million, net of tax.
As of June 30, 2014, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $150.7 million.
During Fiscal Year 2014 and Fiscal Year 2013, we recorded foreign currency exchange losses of $3.5 million and a gain of $4.1 million, respectively. We also have exposure to additional foreign exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $12.5 million at June 30, 2014 and $20.4 million at June 30, 2013. Long-term debt was $337.5 million at June 30, 2014 and $427.5 million at June 30, 2013. Based on average short-term and long-term debt for Fiscal Year 2014, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $0.9 million on an annual basis.
In April and May 2013, we entered into three treasury lock agreements, each with a notional amount of $25.0 million, in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rates on our Notes were fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.
MARKETABLE SECURITIES
During Fiscal Year 2014, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. The securities are recorded at their amortized costs, which is not materially different than fair value. Securities with original maturities less than 90 days are recorded in cash and cash equivalents in our consolidated balance sheets and securities with original maturities over 90 days but less than one year are recorded as marketable securities in our consolidated balance sheets. As of June 30, 2014, all outstanding securities have original maturities less than 90 days and they are recorded at their amortized cost of $95.6 million. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

Item 8. Financial Statements and Supplementary Data
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the years ended June 30,
	2014	2013	2012
Service revenue	$1,939,360	$1,734,442	$1,396,508
Reimbursement revenue	326,982	261,524	221,726
Total revenue	2,266,342	1,995,966	1,618,234
Costs and expenses:
Direct costs	1,279,178	1,207,536	971,829
Reimbursable out-of-pocket expenses	326,982	261,524	221,726
Selling, general and administrative	379,800	318,806	263,462
Depreciation	66,376	63,187	57,419
Amortization	14,952	9,999	8,753
Restructuring (benefit) charge	(444)	(1,209)	6,243
Total costs and expenses	2,066,844	1,859,843	1,529,432
Income from operations	199,498	136,123	88,802
Interest expense, net	(9,088)	(7,238)	(7,003)
Miscellaneous (expense) income, net	(2,549)	4,265	(2,093)
Total other expense, net	(11,637)	(2,973)	(9,096)
Income before provision for income taxes	187,861	133,150	79,706
Provision for income taxes	58,767	37,178	16,548
Net income	$129,094	$95,972	$63,158
Earnings per share:
Basic	$2.28	$1.64	$1.06
Diluted	$2.25	$1.61	$1.05
Weighted average shares:
Basic	56,504	58,388	59,464
Diluted	57,477	59,447	60,426

Comprehensive income:
Net income	$129,094	$95,972	$63,158
Unrealized gain (loss) on derivative instruments, net of taxes	5,078	624	(1,660)
Foreign currency translation adjustment	27,050	(1,523)	(46,334)
Total comprehensive income	$161,222	$95,073	$15,164

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$188,171	$144,027
Marketable securities	95,641	130,137
Billed accounts receivable, net	497,109	457,155
Unbilled accounts receivable, net	225,514	248,219
Prepaid expenses	13,641	19,358
Deferred tax assets	54,061	44,236
Income taxes receivable	—	4,071
Other current assets	47,995	30,254
Total current assets	1,122,132	1,077,457
Property and equipment, net	234,164	224,225
Goodwill	329,520	319,478
Other intangible assets, net	91,855	103,514
Non-current deferred tax assets	6,669	8,556
Long-term income taxes receivable	13,406	11,153
Other assets	36,254	35,241
Total assets	$1,834,000	$1,779,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$12,501	$20,399
Accounts payable	66,483	54,232
Deferred revenue	422,441	378,950
Accrued expenses	52,034	42,211
Accrued employee benefits and withholdings	175,840	149,290
Current deferred tax liabilities	16,592	16,512
Income taxes payable	19,384	—
Other current liabilities	5,957	12,634
Total current liabilities	771,232	674,228
Long-term debt, net of current portion	334,443	424,074
Non-current deferred tax liabilities	32,598	35,443
Long-term income tax liabilities	29,525	46,731
Long-term deferred revenue	44,523	29,386
Other liabilities	43,998	30,816
Total liabilities	1,256,319	1,240,678
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 54,661,877 and 56,310,582 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	547	563
Additional paid-in capital	—	113,771
Retained earnings	575,044	454,650
Accumulated other comprehensive loss	2,090	(30,038)
Total stockholders’ equity	577,681	538,946
Total liabilities and stockholders’ equity	$1,834,000	$1,779,624
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2014	2013	2012
Cash flow from operating activities:
Net income	$129,094	$95,972	$63,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81,328	73,186	66,172
Stock-based compensation	15,329	11,168	11,131
Loss (gain) on disposal of assets	273	(884)	1,119
Deferred income taxes	(14,704)	2,830	(9,754)
Impairment charges	—	1,071	1,150
Excess tax benefit from stock-based compensation	(7,850)	(5,624)	(5,256)
Other non-cash items	(953)	659	818
Changes in assets and liabilities, net of the effect from acquisitions:
Billed and unbilled accounts receivable	(23,089)	(51,292)	(20,083)
Prepaid expenses and other current assets	(10,803)	(6,751)	(1,593)
Other assets	6,780	(6,693)	(5,460)
Accounts payable	11,529	3,955	20,202
Deferred revenue	46,687	47,531	35,940
Accrued expenses and other current liabilities	28,861	18,659	63,303
Long-term income taxes payable, net of long-term income taxes receivable	13,119	(1,440)	11,958
Other liabilities	11,600	1,468	1,652
Net cash provided by operating activities	287,201	183,815	234,457
Cash flow from investing activities:
Purchases of marketable securities	(250,318)	(312,403)	(53,647)
Proceeds from sale of marketable securities	291,824	182,800	51,529
Purchases of property and equipment	(72,585)	(81,089)	(74,403)
Acquisition of businesses, net of cash acquired	(150)	(97,099)	—
Proceeds from collection of note receivable	—	659	—
Proceeds from sale of property and equipment	—	1,677	—
Net cash used in investing activities	(31,229)	(305,455)	(76,521)
Cash flow from financing activities:
Proceeds from issuance of common stock, net of tax payments for cashless exercises	6,762	15,271	12,120
Payments for share repurchase	(154,906)	(195,149)	—
Excess tax benefit from stock-based compensation	7,850	5,624	5,256
Borrowings under credit agreement/facility	502,500	795,000	268,000
Repayments under credit agreement/facility	(590,000)	(577,500)	(293,000)
Borrowings under factoring agreement	4,497	10,394	—
Payments for debt issuance costs	(671)	(1,231)	—
Repayments under other debt	—	—	(943)
Net cash (used in) provided by financing activities	(223,968)	52,409	(8,567)
Effect of exchange rate changes on cash and cash equivalents	12,140	(321)	(24,846)
Net increase (decrease) in cash and cash equivalents	44,144	(69,552)	124,523
Cash and cash equivalents at beginning of year	144,027	213,579	89,056
Cash and cash equivalents at end of year	$188,171	$144,027	$213,579

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$14,891	$—	$—
Net cash paid during year for:
Interest	$13,710	$9,962	$10,802
Income taxes, net of refunds	$61,027	$37,764	$9,709
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-in Capital

Balance at June 30, 2011	59,004	$584	$251,045	$295,520	$18,855	$566,004
Shares issued under stock option/restricted stock/employee stock purchase plans	1,143	17	12,103			12,120
Stock-based compensation			11,131			11,131
Purchase of non-controlling interests			5,256			5,256
Unrealized loss on derivative instruments, net of taxes					(1,660)	(1,660)
Foreign currency translation adjustment					(46,334)	(46,334)
Net income				63,158		63,158
Balance at June 30, 2012	60,147	$601	$279,535	$358,678	$(29,139)	$609,675
Shares issued under stock option/restricted stock/employee stock purchase plans, net	1,470	15	15,256			15,271
Stock-based compensation			11,168			11,168
Excess tax benefit related to employee equity awards			5,400			5,400
Share repurchase	(5,306)	(53)	(197,588)			(197,641)
Unrealized gain on derivative instruments, net of taxes					624	624
Foreign currency translation adjustment					(1,523)	(1,523)
Net income				95,972		95,972
Balance at June 30, 2013	56,311	$563	$113,771	$454,650	$(30,038)	$538,946
Shares issued under stock option/restricted stock/employee stock purchase plans, net	788	8	6,754			6,762
Stock-based compensation			15,329			15,329
Excess tax benefit related to employee equity awards			7,837			7,837
Share repurchase	(2,437)	(24)	(143,691)	(8,700)		(152,415)
Unrealized gain on derivative instruments, net of taxes					5,078	5,078
Foreign currency translation adjustment					27,050	27,050
Net income				129,094		129,094
Balance at June 30, 2014	54,662	$547	$—	$575,044	$2,090	$577,681
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
PAREXEL International Corporation (“PAREXEL,” “the Company,” or “we”) is a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics/outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of PAREXEL International Corporation, our wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Net Presentation Adjustment
We have a cash pooling arrangement with RBS Nederland, NV. Pooling occurs when debit balances are offset against credit balances and the overall net position is used as a basis by the bank for calculating the overall pool interest payable or receivable amount. Each legal entity owned by us and party to this arrangement remains the owner of either a credit (deposit) or a debit (overdraft) balance. Therefore, interest income is earned by legal entities with credit balances, while interest expense is charged to legal entities with debit balances. Based on the pool’s aggregate balance, the bank then (1) recalculates the overall interest to be charged or earned, (2) compares this amount with the sum of previously charged/earned interest amounts per account and (3) additionally pays/charges the difference.
We adjusted the presentation for interest income and interest expense in our results of operation for the fiscal years ended June 30, 2013 and 2012 (“Fiscal Year 2013” and “Fiscal Year 2012”). We determined a net presentation of either interest expense or interest income better reflects the impact on our results of operations for the cash pooling arrangement compared to our prior practice of reporting interest income and expense on a gross basis. For Fiscal Years 2013 and 2012, we incurred net interest expense on our cash pooling arrangement, and therefore we netted the previously reported interest income of $3.8 million against the interest expense of $11.1 million for Fiscal Year 2013 and interest income of $5.4 million against the interest expense of $12.4 million for Fiscal Year 2012. This adjustment had no impact on our consolidated financial positions for June 30, 2013 and 2012 or our consolidated statement of cash flow for Fiscal Years 2013 and 2012.
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
Fair Values of Financial Instruments
The fair value of our cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximates the carrying value of these financial instruments because of the short-term nature of any maturities. We determine the estimated fair values of other financial instruments, using available market information and valuation methodologies, primarily discounted cash flow analysis or input from independent investment bankers.

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
Clinical Research Services (“CRS”) and PAREXEL Consulting Services (“PC”) Service Revenue
Service revenues in our CRS and PC businesses are derived principally from fee-for-service or fixed-price executory contracts, which typically involve competitive bid awards and multi-year terms. Client billing schedules and payment arrangements are prescribed under negotiated contract terms. Contract provisions do not provide for rights of return or refund, but normally include rights of cancellation with notice, in which case services delivered through the cancellation date are due and payable by the client, including certain costs to conclude the trial or study.
Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables have standalone value. ASC 605-25 requires the allocation of contract (arrangement) value to each separate unit of accounting based on the relative selling price of the various separate units of accounting in the arrangement. ASC 605-25 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (“TPE”) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.
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
PAREXEL Informatics, Inc. (“PI”) Service Revenue
Service revenue is derived principally from the delivery of software solutions through our PI business segment. Software solutions include ClinPhone®RTSM, CTMS, EDC and RIM.
Within PI’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Revenue Recognition in the Software Industry” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.
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
PI's Medical Imaging business provides a service allowing customers to manage the image acquisitions and the analysis and quality of data obtained during a clinical trial. Service revenue is derived from executory contracts that are tailored to meet individual client requirements.  Client billing schedules and payment arrangements are prescribed under negotiated contract terms. We recognize service revenue related to our Medical Imaging business based upon a proportional performance method utilizing a unitized output method. The defined units used for revenue recognition are used to track output measures that are specific to the services being provided in the contract, and may include site survey reports, project management tasks, number of reviews completed, and image receipt and processing.
Reimbursement Revenue & Investigator Fees
Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. In addition, as is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, because these fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $523.1 million, $421.2 million, and $250.8 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. We had no cash equivalents balance as of June 30, 2014 and 2013.
Marketable Securities
We account for investments in debt and equity securities in accordance with ASC 320, “Investments - Debt and Equity Securities.”
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. Our foreign government treasury certificates securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
We have approximately nine different counterparties in our derivative contracts, which include interest rate swaps, an interest rate cap and foreign currency hedges. Each of these counterparties is in the financial services industry and is subject to the credit risks inherent to that industry. We perform ongoing credit evaluations of these counterparties.
We perform ongoing credit evaluations related to the financial condition of our clients and, generally, do not require collateral. As of June 30, 2014, one client individually accounted for 20% of our total billed and unbilled accounts receivables. As of June 30, 2013, two clients individually accounted for 18% and 12% of our billed and unbilled accounts receivables. For the year ended June 30, 2014 (“Fiscal Year 2014”), two clients individually accounted for 16% and 11% of our consolidated service revenue. For Fiscal Year 2013, two clients individually accounted for 17% and 12% of our consolidated service revenue. No single client accounted for 10% or more of our consolidated service revenue in Fiscal Year 2012.
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
Research and Development Costs
We incur ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $26.9 million, $23.8 million, and $21.0 million in Fiscal Years 2014, 2013, and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.
Goodwill
PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For Fiscal Years 2014 and 2013, we performed the intangibles impairment testing in accordance with the guidance of Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and conducted an assessment of qualitative factors. We concluded that it was not more likely than not the fair value of a reporting unit was less than its carrying amount, including goodwill as of June 30, 2014 and 2013. There was no evidence of impairment of our goodwill balances as of June 30, 2014 or 2013.
Long-lived Assets and Other Intangible Assets
Long-lived assets, including fixed assets and intangible assets which have a definitive life, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable.
Indefinite-lived assets are reviewed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the asset. For Fiscal Years 2014 and 2013, we performed the intangibles impairment testing in accordance with the guidance under ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” and conducted an assessment of qualitative factors and concluded that it was not more likely than not that the fair value of our indefinite-lived intangible assets was less than its carrying amount as of June 30, 2014 and 2013. There was no evidence of impairment of our indefinite-lived intangible asset balances as of June 30, 2014 or 2013.
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
Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in miscellaneous expense, net in the consolidated statements of operations. Transaction gains (losses) were $(3.5) million, $4.1 million, and $0.3 million in Fiscal Years 2014, 2013, and 2012, respectively.

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
Recently Implemented Accounting Standards
In December 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires a company to disclose information about offsetting and related arrangements to enable readers of its financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was issued to limit the scope of ASU 2011-11 to derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase arrangements, and securities borrowing and lending transactions. We adopted ASU 2013-01 beginning in our fiscal quarter ended September 30, 2013. The adoption of ASU 2013-01 did not impact our consolidated financial statements.
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
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires that entities present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We adopted ASU 2013-11 beginning in our fiscal quarter ended June 30, 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016, early adoption is not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by our management.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3 – ACQUISITIONS
LIQUENT ACQUISITION
On December 21, 2012, we acquired all of the outstanding equity securities of LIQUENT, Inc. (“LIQUENT”), a leading global provider of Regulatory Information Management (“RIM”) solutions for total cash consideration of $74.3 million. By combining LIQUENT with our PI segment, we believe that we have strengthened our regulatory capabilities by adding a regulatory information technology platform and provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire product lifecycle of a life sciences entity. Effective July 1, 2014, a component of LIQUENT’s RIM solutions, the regulatory outsourcing services, will be reported as part of our PC segment (see Note 17).
The acquisition was initially funded through a new $100.0 million unsecured term loan agreement (the “2012 Term Loan”) with Bank of America, N.A. (“Bank of America”) (see Note 8).
HERON ACQUISITION
On April 30, 2013, we acquired all of the outstanding equity securities of HERON, a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The net purchase price was approximately $22.8 million, plus the potential for us to pay up to an additional $14.2 million over a twenty-six month period if specific financial targets for HERON are achieved. We determined the fair value of the contingent consideration as part of the HERON acquisition based on the probability of HERON attaining the specified financial targets and at acquisition assigned a fair value of $5.9 million to the liability. The acquisition was funded through use of existing cash. HERON's results of operations are included in our PC segment.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program was expanded in the first quarter of Fiscal Year 2013 in order to reduce the impact of foreign exchange rate risk on our direct costs. In the third quarter of Fiscal Year 2014, we further expanded the program to reduce the foreign exchange rate risk on our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of June 30, 2014 and June 30, 2013. All asset and liability amounts are reported in other current and non-current assets and other current and non-current liabilities.

	June 30, 2014		June 30, 2013
(in thousands)	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$2,049	$125,000	$3,269
Foreign exchange contracts	154,845	5,375	20,245	333
Cross-currency swap contracts	25,560	528	27,312	1,032
Derivatives in a liability position:
Interest rate contracts	100,000	(1,469)	100,000	(2,208)
Foreign exchange contracts	37,736	(369)	129,254	(3,889)
Total designated derivatives	$418,141	$6,114	$401,811	$(1,463)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$100,849	$1,062	$20,756	$91
Derivatives in a liability position:
Foreign exchange contracts	49,863	(133)	42,800	(992)
Cross-currency interest rate swap contracts	—	—	44,580	(1,910)
Total non-designated derivatives	$150,712	$929	$108,136	$(2,811)
Total derivatives	$568,853	$7,043	$509,947	$(4,274)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous (expense) income, net in our consolidated statements of income. During Fiscal Years 2014 and 2013, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were a gain of $0.2 million and a loss of $0.8 million, respectively.
The amounts recognized for Fiscal Year 2014 and Fiscal Year 2013 in other comprehensive income (loss) are presented below:

	Years Ended
(in thousands)	June 30, 2014	June 30, 2013
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$(322)	$2,818
Foreign exchange contracts, net of taxes	5,423	(2,129)
Cross-currency swap contracts, net of taxes	(23)	(65)
Total designated derivative unrealized gain (loss), net	$5,078	$624
The unrealized gain (loss) on derivative instruments is net of $3.2 million and $0.4 million of taxes for Fiscal Years 2014 and 2013, respectively. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $3.9 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The unrealized (loss) gain recognized are presented below:

	Years Ended
(in thousands)	June 30, 2014	June 30, 2013
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$1,910	$2,634
Foreign exchange contracts	1,830	(688)
Total non-designated derivative unrealized gain (loss), net	$3,740	$1,946

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2014 and June 30, 2013 consisted of the following:

(in thousands)	2014	2013
Property and equipment:
Computer software	$337,494	$282,681
Computer hardware and office equipment	108,717	94,932
Leasehold improvements	97,280	87,982
Medical equipment	17,577	16,337
Furniture and fixtures	28,837	26,370
Office equipment and other assets	17,930	19,224
Total	607,835	527,526
Less: accumulated depreciation	(373,671)	(303,301)
Total	$234,164	$224,225
We retired $2.0 million, $13.0 million and $35.8 million of fully-depreciated assets for Fiscal Years 2014, 2013, and 2012, respectively.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for Fiscal Years 2014 and 2013 were as follows:

(in thousands)	Fiscal Year 2014	Fiscal Year 2013
Beginning Balance	$319,478	$255,455
Goodwill arising from LIQUENT acquisition	304	51,244
Goodwill arising from HERON acquisition	280	16,631
Effect of changes in exchange rates used for translation	9,458	(3,852)
Ending Balance	$329,520	$319,478
As of June 30, 2014, the carrying value of our goodwill by reportable segment was $125.5 million in CRS, $22.1 million in PC, and $181.9 million in PI.
Long-lived Assets and Other Intangible Assets
As of June 30, 2014, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships	12.8	$104,048	$(45,028)	$59,020
Technology and other intangibles	7.9	35,647	(24,191)	11,456
Definite-life tradename	7.7	3,900	(673)	3,227
Indefinite-life tradename *	indefinite	22,158	(4,006)	18,152
Total intangible assets		$165,753	$(73,898)	$91,855
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.

As of June 30, 2013, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	12.1	$112,274	$(44,706)	$67,568
Technology and other intangibles	7.9	35,647	(20,582)	15,065
Definite-life tradename	7.7	3,800	(235)	3,565
Indefinite-life tradename *	indefinite	22,158	(4,842)	17,316
Total intangible assets		$173,879	$(70,365)	$103,514
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
The changes in the carrying amounts of other intangible assets for Fiscal Years 2014 and 2013 were as follows:

(in thousands)	Fiscal Year 2014	Fiscal Year 2013
Beginning Balance	$103,514	$70,004
Intangibles assets (adjusted) acquired from LIQUENT acquisition	(400)	32,600
Intangibles assets acquired from HERON acquisition	—	15,500
Amortization	(14,952)	(9,999)
Effect of changes in exchange rates used for translation	3,693	(4,591)
Ending Balance	$91,855	$103,514
Estimated amortization expense for the next five years is as follows:

(in thousands)
FY 2015	FY 2016	FY 2017	FY 2018	FY 2019
$13,983	$13,050	$10,313	$8,861	$7,753
NOTE 7. RESTRUCTURING CHARGES
In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). The 2011 Restructuring Plan focused primarily on the Early Phase business and corporate functions. The total cost of the 2011 Restructuring Plan was approximately $14.2 million and included the elimination of approximately 150 managerial and staff positions and abandonment of certain property leases.
In October 2009, we adopted a plan to restructure our operations to reduce expenses, better align costs with current and future geographic sources of revenue, and improve operating efficiencies (the “2010 Restructuring Plan”). The total cost of the 2010 Restructuring Plan was approximately $16.7 million, including the elimination of 240 managerial and staff positions and abandonment of certain property leases.
Various restructuring plans adopted by us since Fiscal Year 2005 are included in the Pre-2010 Plans.

Changes in the restructuring accrual during Fiscal Years 2014, 2013, and 2012 are summarized below:

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2013			June 30, 2014
2011 Restructuring Plan
Facilities-related	975	(370)	(137)	468
2010 Restructuring Plan
Facilities-related	468	(74)	(349)	45
Pre-2010 Plans
Facilities-related	1,116	—	(434)	682
Total	$2,559	$(444)	$(920)	$1,195

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2012			June 30, 2013
2011 Restructuring Plan
Employee severance	$1,884	$(182)	$(1,702)	$—
Facilities-related	3,663	(1,027)	(1,661)	975
2010 Restructuring Plan
Facilities-related	642	—	(174)	468
Pre-2010 Plans
Facilities-related	1,585	—	(469)	1,116
Total	$7,774	$(1,209)	$(4,006)	$2,559

	Balance at	Provisions/ Adjustments	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2011			June 30, 2012
2011 Restructuring Plan
Employee severance	$1,622	$5,307	$(5,045)	$1,884
Facilities-related	3,720	2,004	(2,061)	3,663
2010 Restructuring Plan
Employee severance	1,160	(984)	(176)	—
Facilities-related	855	(84)	(129)	642
Pre-2010 Plans
Facilities-related	2,041	—	(456)	1,585
Total	$9,398	$6,243	$(7,867)	$7,774
NOTE 8. CREDIT ARRANGEMENTS
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility portion of the 2013 Credit Agreement. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
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

As of June 30, 2014, we had $100 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.4 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.  As of June 30, 2014, our debt under the Note Purchase Agreement carried an average annualized interest rate of 3.05%.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Year 2014 and 2013, we transferred approximately $184.6 million and $36.5 million of trade receivables, respectively. As of June 30, 2013, we accounted for $10.4 million of the total transfers as financing activities which are recorded in accounts receivable and short-term debt on our consolidated balance sheets. As of June 30, 2014, no transfers were accounted for as a financing activity.
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of June 30, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
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
As of June 30, 2014, we had $62.5 million of principal borrowed under the revolving credit facility and $187.5 million of principal under the term loan. For Fiscal Year 2014, we made principal payments of $10.0 million on the term loan under the 2013 Credit Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $2.7 million in our consolidated balance sheets. We have borrowing availability of $237.5 million under the revolving credit facility.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, the interest rate swap and cap agreements hedged principal under our 2011 Credit Agreement, as discussed below. The interest rate swap and cap agreements now hedge a portion of the principal under our 2013 Credit Agreement. Specifically, principal in the amount of $100.0 million under our 2013 Credit Agreement has been hedged with the interest rate swap agreement and carries a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $25.0 million has been hedged with the interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during Fiscal Year 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under our 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. As of June 30, 2014, our debt under the 2013 Credit Agreement, including the $200.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.60%. These interest rate hedges were deemed to be fully effective in accordance with ASC 815, “Derivatives and Hedging,” and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income.
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
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of June 30, 2014, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.

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
As of June 30, 2014, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
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
As discussed above, in September 2011, we entered into an interest rate swap and an interest rate cap agreement. Prior to the execution of the 2013 Credit Agreement, principal in the amount of $100.0 million under the 2011 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 1.30% plus an applicable margin. Principal in the amount of $25.0 million had been hedged with an interest rate cap arrangement with an interest rate cap of 2.00% plus an applicable margin. As of June 30, 2014, the interest rate swap agreements hedged a portion of the outstanding principal under our 2013 Credit Agreement.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2014, we had 5.0 million Euros available under this line of credit.
NOTE 9. STOCKHOLDERS’ EQUITY
During Fiscal Year 2014, 144,048 shares of common stock were surrendered as part of the cashless exercise of stock options and vesting of restricted stock to satisfy exercise costs and tax withholding payments.
Share Repurchase Plan
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the "2014 Program") authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2,284,844 shares of common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
The final number of shares to be delivered to us by GS under the 2014 Agreement at program maturity, net of the initial delivery, will be adjusted based on an agreed upon discount to the average of the daily volume weighted average price of the common stock during the term of the 2014 Agreement. If the number of shares to be delivered to us at maturity is less than the initial delivery of shares by GS, we would be required to remit shares or cash, at our option, to GS in an amount equivalent to such shortfall. We expect the 2014 Program to be completed by December 31, 2014.

Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. While the 2013 Program did not obligate us to acquire any particular dollar value or number of shares of common stock, we repurchased $197.6 million of our common stock from the period September 2012 to June 2013, with the remaining $2.4 million of purchases occurring early in July 2013. This was achieved by entering into two separate $50.0 million accelerated share repurchase ("ASR") agreements and two separate $50.0 million open market agreements (the "Open Market Agreements") as described below. The Fiscal Year 2013 buyback activity also resulted in a reduction of our stockholders' equity of $197.6 million for the value of shares repurchased and retired by us.
In September 2012, we entered into an ASR agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50.0 million. In March 2013, we finalized the settlement of the September Agreement and received an additional 234,898 shares representing the final shares delivered by JPMorgan. These shares were in addition to the initial 1,328,462 shares of our common stock delivered to us in September 2012. The total number of shares repurchased under the September Agreement was 1,563,360 at an average price per share of $31.98.
In March 2013, we entered into a second $50.0 million ASR agreement (the “March Agreement”) with JPMorgan. Pursuant to the March Agreement, JPMorgan delivered 1,044,932 shares of our common stock, representing an estimated 80% of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. In July 2013, subsequent to our fiscal year end, we finalized the settlement of the March Agreement and received an additional 101,247 shares representing the final shares delivered by JPMorgan. The total number of shares repurchased under the March Agreement was 1,146,179 at an average price per share of $43.62.
During Fiscal Year 2013, we also entered into two separate $50.0 million Open Market Agreements to buy back an additional $100.0 million of our common stock under the Program. For Fiscal Year 2013, we purchased 2,697,675 shares pursuant to the Open Market Agreements at an average price of $36.17 per share for a total of $97.6 million in common stock repurchases. As of June 30, 2013, approximately $2.4 million remained available under the 2013 Program for the purchase of additional shares. In July 2013, we purchased an additional 51,071 shares in the open market and completed our available purchases under the 2013 Program. Upon the completion of the purchases under our Open Market Agreements in July 2013, the total number of shares repurchased under the Open Market Agreements was 2,748,746 at an average price per share of $36.38.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the March Agreement, the 2013 Program was completed.
NOTE 10. EARNINGS PER SHARE
The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2014	2013	2012
Net income attributable to common shares	$129,094	$95,972	$63,158
Weighted average number of shares outstanding, used in computing basic earnings per share	56,504	58,388	59,464
Dilutive common stock equivalents	973	1,059	962
Weighted average shares used in computing diluted earnings per share	57,477	59,447	60,426
Basic earnings per share	$2.28	$1.64	$1.06
Diluted earnings per share	$2.25	$1.61	$1.05
Anti-dilutive options (excluded from the calculation of diluted earnings per share)	536	503	2,231

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the years ended June 30, 2014, 2013 and 2012:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2011	$18,719	$136	$18,855
Other comprehensive income before reclassifications	(46,334)	(2,412)	(48,746)
Loss reclassified from accumulated other comprehensive income	—	752	752
Net current-period other comprehensive income	$(46,334)	$(1,660)	$(47,994)
Balance at June 30, 2012	$(27,615)	$(1,524)	$(29,139)
Other comprehensive income before reclassifications	(1,523)	(1,363)	(2,886)
Loss reclassified from accumulated other comprehensive income	—	1,987	1,987
Net current-period other comprehensive income	$(1,523)	$624	$(899)
Balance at June 30, 2013	$(29,138)	$(900)	$(30,038)
Other comprehensive income before reclassifications	27,050	6,411	33,461
Gain reclassified from accumulated other comprehensive income	—	(1,333)	(1,333)
Net current-period other comprehensive income	$27,050	$5,078	$32,128
Balance at June 30, 2014	$(2,088)	$4,178	$2,090
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income are presented below:

	Years Ended			Affected Line in the Consolidated Statements of Income
(in thousands)	2014	2013	2012
Interest rate contracts	$(1,719)	$(1,260)	$(812)	Interest expense, net
Foreign exchange contracts	3,420	(2,048)	—	Direct Costs
Foreign exchange contracts	281	—	—	Service revenue
Cross-currency swap contracts	114	218	(276)	Miscellaneous (expense) income, net
Total	$2,096	$(3,090)	$(1,088)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.8 million, $1.1 million, and $0.3 million and for years ended June 30, 2014, 2013 and 2012, respectively.
NOTE 12. STOCK AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
We account for stock-based compensation under ASC 718, “Compensation-Stock Compensation.” The stock option compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options (generally over four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options is estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities and we use historical data to estimate option exercise behavior. The expected term represents an estimate of the period of time we expect the options to remain outstanding based on historical exercise and post-vesting termination data. The dividend yield equals the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is the rate at the date of grant for a zero-coupon U.S. Treasury bond with a term that approximates the expected term of the option. The following weighted average assumptions were used in the Black-Scholes option-pricing model for awards issued during the respective periods:

	Years ended June 30,
	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.1%	56.4%	56.9%
Risk-free interest rate	1.6%	0.9%	0.9%
Expected term (in years)	5.2	5.2	5.1
For the last three fiscal years, we recognized the following stock-based compensation expense:

	Years ended June 30,
(in thousands)	2014	2013	2012
Direct costs related	$3,027	$1,918	$1,815
Selling, general and administrative related	12,302	9,250	9,316
Total stock-based compensation	$15,329	$11,168	$11,131
For Fiscal Years 2014, 2013, and 2012, the tax benefit related to stock compensation expense that we recognized was $4.4 million, $3.1 million, and $3.8 million, respectively. As of June 30, 2014, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $28.6 million, which will be recognized over a weighted-average period of 2.7 years.
Stock Options
The Compensation Committee of the Board of Directors is responsible for the administration of our stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
We adopted stock incentive plans in December 2010, December 2007, and September 2005, each of which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to 9,000,000 shares in aggregate to employees, officers, directors, consultants, and advisors. The granting of awards under these plans is discretionary, including the individuals who may become participants and receive awards under these plans and the number of shares they may acquire.
In September 2001, we adopted the 2001 Stock Incentive Plan, which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 2,000,000 shares of common stock to our employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment).
Options under all our stock incentive plans described above expire no more than ten years from the date of grant and the expiration date and vesting period may vary at the Board of Directors’ discretion.
The following table summarizes information related to stock option activity for the respective periods:

	Years ended June 30,
(in thousands, except per share data)	2014	2013	2012
Weighted-average fair value of options granted per share	$20.70	$16.20	$10.07
Intrinsic value of options exercised	$24,066	$24,872	$11,170
Stock option activity for the year ended June 30, 2014 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Balance at June 30, 2013	3,224,897	$23.51	5.5	$72,450
Granted	850,455	$42.82
Exercised	(811,048)	$20.60
Canceled	(84,125)	$31.14
Balance at June 30, 2014	3,180,179	$29.21	5.3	$75,229
Exercisable at June 30, 2014	1,112,121	$21.37	3.3	$34,998
Expected to vest at June 30, 2014	1,904,051	$33.18	6.4	$37,519

Restricted Stock
We use restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers, non-employee members of the Board of Directors, and other employees. In general, we granted RSAs and RSUs that will vest at the end of a three-year service period for employees or one-year service period for non-employee members of the Board. The fair values of restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. For Fiscal Year 2014, 2013, and 2012, the fair value of restricted stock awards vested was $4.0 million, $4.6 million, and $5.2 million, respectively. Restricted stock activity for the year ended June 30, 2014 was:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Balance at June 30, 2013	469,266	$24.56
Granted	121,552	$48.90
Vested	(167,866)	$23.75
Forfeited	(11,600)	$38.53
Unvested Balance at June 30, 2014	411,352	$31.69
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). The Purchase Plan also includes the automatic enrollment of contributions whereby an eligible employee’s compensation would be reduced and automatic enrollment contributions made on his/her behalf unless an affirmative election not to do so was made. The Purchase Plan is non-compensatory, and as such, no stock based compensation is recorded. An aggregate of approximately 1,800,000 shares may be issued under the Purchase Plan.
The following table summarizes the purchases under the Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2014	68,867	$43.20
Fiscal Year 2013	62,777	$35.54
Fiscal Year 2012	86,735	$21.81
Savings Plan
We sponsor an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and our stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Our contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $9.6 million, $8.6 million, and $6.1 million for the Fiscal Years 2014, 2013, and 2012, respectively.
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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,152)	$(5,152)
Interest Rate Derivative Instruments	—	580	—	580
Foreign Currency Exchange Contracts	—	6,463	—	6,463
Total	$—	$7,043	$(5,152)	$1,891
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,934)	$(5,934)
Interest Rate Derivative Instruments	—	(849)	—	(849)
Foreign Currency Exchange Contracts	—	(3,425)	—	(3,425)
Total	$—	$(4,274)	$(5,934)	$(10,208)
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short original maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of June 30, 2014, we had marketable securities of $95.6 million. Our marketable securities were invested in foreign government treasury certificates securities and they are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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

Unobservable Input	Range
Discount rate	18%
Probability of achieving financial targets	10% to 55%
Projected period of payment	August 2015

The following table provides a roll-forward of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2012	$—
Contingent consideration from the HERON acquisition	5,934
Balance at June 30, 2013	$5,934
Change in fair value related to contingent consideration from HERON acquisition	(782)
Balance at June 30, 2014	$5,152
Contingent consideration liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and take into consideration of alternate scenarios that could result in more or less profitability for our commercialization service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. Given the subjectivity of the inputs, the variation of estimated contingent payments related to the HERON acquisition range from zero to $14.2 million. The final obligation will be measured on June 30, 2015 based upon the operating results for the fiscal year ending June 30, 2015. For Fiscal Year 2014, the change in fair value of contingent consideration of $0.8 million was recorded in selling, general and administrative expense.
For the fiscal years ended June 30, 2014 and June 30, 2013, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities over the same periods.
The fair value of the debt under Note Purchase Agreement was estimated to be $95.4 million as of June 30, 2014, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our short-term and long-term debt under the 2013 Credit Agreement approximates fair value because all of the debt bears variable rate interest.
NOTE 14. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

(in thousands)	2014	2013	2012
Domestic	$98,154	$35,792	$18,347
Foreign	89,707	97,358	61,359
	$187,861	$133,150	$79,706
Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2014	2013	2012
Current:
Federal	$27,264	$6,279	$8,054
State	9,456	2,565	1,010
Foreign	33,242	26,651	9,608
	69,962	35,495	18,672
Deferred:
Federal	4,001	7,650	2,447
State	(905)	(2,113)	(869)
Foreign	(14,291)	(3,854)	(3,702)
	(11,195)	1,683	(2,124)
	$58,767	$37,178	$16,548

Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2014	%	2013	%	2012	%
Income tax expense computed at the federal statutory rate	$65,751	35.0%	$46,602	35.0%	$27,897	35.0%
State income taxes, net of federal benefit	5,419	2.9%	1,914	1.4%	(232)	(0.3)%
Foreign rate differential	(4,857)	(2.6)%	(7,960)	(6.0)%	(6,539)	(8.2)%
Change in valuation allowances	(491)	(0.3)%	(4,708)	(3.5)%	1,630	2.0%
Change in reserves	(5,193)	(2.8)%	394	0.3%	(7,655)	(9.6)%
Research and development	(3,284)	(1.7)%	(2,986)	(2.2)%	(2,734)	(3.4)%
Non-deductible losses	69	—%	440	0.3%	678	0.9%
Other non-deductible expenses	1,315	0.7%	2,074	1.6%	393	0.5%
Adjustment of net operating losses	—	—%	608	0.5%	2,243	2.8%
Statutory tax rate changes	(623)	(0.3)%	798	0.5%	(1,047)	(1.3)%
Other, net	661	0.4%	2	—%	1,914	2.4%
	$58,767	31.3%	$37,178	27.9%	$16,548	20.8%
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings are indefinitely reinvested. Undistributed earnings of foreign subsidiaries that are indefinitely reinvested are approximately $423.0 million and $368.0 million at June 30, 2014 and June 30, 2013, respectively. Due to the complexities associated with this hypothetical calculation, it is not practicable to estimate the unrecognized deferred tax liability on the earnings that are indefinitely reinvested in foreign operations.
Significant components of our net deferred tax assets (liabilities) as of June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	2014	2013
Deferred tax assets:
U.S. loss carryforwards	$1,764	$1,981
Foreign loss carryforwards	2,814	6,240
Accrued expenses	38,915	35,340
Tax credit carryforwards	5,711	14,559
Provision for losses on receivables	920	1,161
Deferred compensation	8,219	7,517
Deferred revenue	12,698	8,949
Intercompany loans	2,752	2,765
Other	3,597	1,168
Gross deferred tax assets	77,390	79,680
Deferred tax asset valuation allowance	(5,318)	(6,023)
Total deferred tax assets	72,072	73,657
Deferred tax liabilities:
Property and equipment	(6,521)	(5,606)
Revenue recognition	(17,601)	(26,537)
Intangible assets	(35,372)	(38,186)
Other	(1,038)	(2,491)
Total deferred tax liabilities	(60,532)	(72,820)
Net deferred tax assets	$11,540	$837

The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	2014	2013
Current deferred tax assets	$54,061	$44,236
Non-current deferred tax assets	6,669	8,556
Current deferred tax liabilities	(16,592)	(16,512)
Non-current deferred tax liabilities	(32,598)	(35,443)
	$11,540	$837
At June 30, 2014, federal, state and foreign loss carryforwards of $2.8 million, $35.8 million and $15.8 million, respectively, were available to offset future liabilities for income taxes. The federal net operating losses expire in the years 2025 through 2034. Included in the state loss carryforwards is $3.7 million attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state net operating losses expire in the years 2016 through 2033. Of the non-U.S. loss carryforwards, $4.8 million will expire between 2015 and 2034; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $28.0 million, which expire in the years 2018 through 2024. Included in the U.S. foreign tax credit carryforwards is $15.4 million attributable to deductions from the exercise of equity awards. The benefit from these credits will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.
A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The decrease in the valuation allowance in Fiscal Year 2013 was principally due to improved profitability in various jurisdictions.
As of June 30, 2014, we had $41.5 million of gross unrecognized tax benefits of which $25.4 million would impact the effective tax rate if recognized. As of June 30, 2013, we had $46.6 million of gross unrecognized tax benefits of which $31.0 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
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

(in thousands)	2014	2013	2012
Balance at beginning of year	$46,591	$53,813	$62,211
Additions related to tax positions in prior years	792	—	4,433
Reductions related to tax positions in prior years	(1,115)	(2,869)	(1,898)
Reductions related to settlements with tax authorities	—	—	(477)
Reductions related to the expiration of statutes	(5,630)	(4,662)	(6,789)
Currency translation adjustments	833	309	(3,667)
Balance at end of year	$41,471	$46,591	$53,813
As of June 30, 2014, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $6.6 million in the next twelve months primarily as a result of the expiration of statutes of limitation and settlement with tax authorities. This change is composed primarily of reserves associated with the jurisdiction in which income is taxable.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2014 and June 30, 2013, interest and penalties of $5.5 million and $5.0 million, respectively, were included in our liability for unrecognized tax benefits. For Fiscal Years 2014, 2013 and 2012, an expense of $0.3 million, and a benefit of $0.9 million and $2.1 million, respectively, was recorded for interest and penalties related to tax matters.
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

NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease facilities under operating leases that include renewal and escalation clauses. Rent expense is recorded on a straight-line basis over the lease term. Total rent expense was $59.4 million, $54.7 million, and $52.2 million for Fiscal Years 2014, 2013, and 2012, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows (excluding future potential payments in connection with the HERON acquisition - see Note 3):

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$12,501	$25,000	$45,000	$167,500	$—	$100,000	$350,001
Operating leases	62,103	51,270	40,642	31,454	24,930	99,818	310,217
Purchase commitments*	55,036	17,783	6,146	1,588	1,020	—	81,573
Total	$129,640	$94,053	$91,788	$200,542	$25,950	$199,818	$741,791
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks, totaling approximately $10.5 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
NOTE 16. GEOGRAPHIC INFORMATION
Financial information by geographic area for the three years ended June 30 was as follows:

(in thousands)	2014	2013	2012
Service revenue:
The Americas	$970,894	$866,998	$635,290
Europe, Middle East & Africa	709,137	624,010	555,467
Asia/Pacific	259,329	243,434	205,751
Total	$1,939,360	$1,734,442	$1,396,508
Income from operations:
The Americas	$111,718	$44,743	$27,493
Europe, Middle East & Africa	51,793	59,466	34,044
Asia/Pacific	35,987	31,914	27,265
Total	$199,498	$136,123	$88,802
Tangible long-lived assets:
The Americas	$151,111	$146,137
Europe, Middle East & Africa	63,215	55,853
Asia/Pacific	19,838	22,235
Total	$234,164	$224,225
The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30:

(in thousands)	2014	2013	2012
Service revenue:
United States	$902,931	$797,380	$580,340
United Kingdom	$245,098	$227,964	$181,386
Germany	$229,858	$187,099	$194,528
NOTE 17. SEGMENT INFORMATION
We have three reportable segments: CRS, PC and PI.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services, formerly known as Peri-Approval Clinical Excellence. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III and Peri/Post-Approval Services due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration, and commercialization. HERON is included in our PC reportable segment.

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, electronic patient reported outcomes (“ePRO”), and LIQUENT InSight® RIM solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients. LIQUENT is included in our PI reportable segment.

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), which was designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For interim and annual periods beginning July 1, 2014, we will disclose the reportable segment on this new basis and prior periods will be retroactively restated to reflect the change.
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

(in thousands)	CRS	PC	PI	TOTAL
Service revenue:
2014	$1,455,279	$216,184	$267,897	$1,939,360
2013	1,303,569	202,524	228,349	1,734,442
2012	1,038,705	167,125	190,678	1,396,508
Gross profit on service revenue:
2014	$445,210	$91,498	$123,474	$660,182
2013	347,056	81,570	98,280	526,906
2012	279,166	69,565	75,948	424,679

NOTE 18. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for Fiscal Years 2014 and 2013:

	Fiscal Year 2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total Year
Service revenue	$449,245	$487,145	$492,375		$510,595	$1,939,360
Gross profit	146,051	162,638	169,226		182,267	660,182
Income from operations	41,881	46,664	52,171		58,782	199,498
Net income	25,954	28,329	34,739		40,072	129,094
Diluted earnings per share	$0.45	$0.49	$0.60		$0.70	$2.25

	Fiscal Year 2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total Year
Service revenue	$394,753	$422,068	$454,493		$463,128	$1,734,442
Gross profit	115,349	120,743	142,576		148,238	526,906
Income from operations	29,752	31,437	36,606		38,328	136,123
Net income	15,064	21,343	29,524		30,041	95,972
Diluted earnings per share	$0.25	$0.36	$0.50	`	$0.52	$1.61

Management’s Report on Internal Control over Financial Reporting
The management of PAREXEL International Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 76.

/s/ Josef H. von Rickenbach	/s/ Ingo Bank
Josef H. von Rickenbach	Ingo Bank
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 20, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited PAREXEL International Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PAREXEL International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, PAREXEL International Corporation maintained, in all material aspects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014 and our report dated August 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 20, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 of this annual report.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”
Item 11. Executive Compensation
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
	The following financial statements and supplementary data are included in Item 8 of this annual report:
	Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2014, 2013 and 2012	75

	Consolidated Statements of Income and Comprehensive Income for each of the three years ended June 30, 2014, 2013 and 2012	46

	Consolidated Balance Sheets at June 30, 2014 and 2013	47

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2014, 2013 and 2012	48

	Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2014, 2013 and 2012	49

	Notes to Consolidated Financial Statements	50

	2. Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	81

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
PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	August 20, 2014
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Josef H. von Rickenbach		August 20, 2014
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Ingo Bank		August 20, 2014
Ingo Bank	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Dana Callow, Jr.		August 20, 2014
A. Dana Callow, Jr.	Director
/s/ Patrick J. Fortune		August 20, 2014
Patrick J. Fortune	Director
/s/ Eduard E. Holdener		August 20, 2014
Eduard E. Holdener	Director
/s/ Christopher J. Lindop		August 20, 2014
Christopher J. Lindop	Director
/s/ Richard L. Love		August 20, 2014
Richard L. Love	Director
/s/ Ellen M. Zane		August 20, 2014
Ellen M. Zane	Director

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of year	Charged (credited) to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2012	$14,267	$818	$(5,637)	$9,448
Year ended June 30, 2013	$9,448	$(346)	$(4,578)	$4,524
Year ended June 30, 2014	$4,524	$(316)	$(64)	$4,144
* Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2012	$14,436	$1,179	$(4,223)	$11,392
Year ended June 30, 2013	$11,392	$(4,708)	$(661)	$6,023
Year ended June 30, 2014	$6,023	$(277)	(428)	$5,318
* Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries, acquisitions and certain reclassifications related to ASC 740.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference).

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

10.11*
Form of Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 and incorporated herein by this reference).

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

10.14*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2007 Stock Incentive Plan
10.15*	Form of Restricted Stock Agreement for executive officers under the Company’s 2007 Stock Incentive Plan
10.16*	Form of Stock Option Agreement under the Company’s 2007 Stock Incentive Plan
10.17*	2010 Stock Incentive Plan as amended (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference). .
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

10.22
Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.23
First Amendment dated as of January 3, 1992 to the Lease dated June 14, 1991 between 200 West Street Limited Partnership and the Company (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 33-97406) and incorporated herein by this reference).

10.24
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

10.26
Fourth Amendment dated August 28, 2000 to the Lease dated November 17, 1998 between Boston Properties Limited Partnership and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by this reference).

10.27
Fifth Amendment dated as of June 29, 2007 to the lease dated June 14, 1991 by and between Boston Properties Limited Partnership and PAREXEL International, LLC (filed as Exhibit 10.12.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION

10.28*
Amended and Restated Employment Agreement dated April 15, 2008 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.29*
Employment Agreement, dated February 21, 2005, between Ulf Schneider and PAREXEL GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2005 and incorporated herein by this reference).

10.30*
Amended and Restated Change of Control/Severance Agreement, dated as of October 31, 2008, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008 and incorporated herein by reference).

10.31*
PAREXEL International Amended and Restated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.32
Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.33*
Amended and Restated Change of Control/Severance Agreement, dated as of April 15, 2008, by and between the Company and Douglas A. Batt (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.34*
Form of Key Employee Agreement for Executive Officers (US) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.35*
Form of Key Employee Agreement for Executive Officers (UK) (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.36
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

10.38*
Key Employee Agreement, dated November 1, 2012, by and between PAREXEL International Limited and Anita Cooper (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 and incorporated herein by this reference).

10.39*
Key Employee Agreement, dated November 6, 2012, by and between PAREXEL International Corporation and Joseph C. Avellone (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by this reference).

10.40*
Employment Offer Letter, dated June 6, 2013, between PAREXEL International Corporation and Ingo Bank (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference)
.

10.41*
Change of Control/Severance Agreement, dated as of July 1, 2013, by and between the Company and Ingo Bank (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference).
.

10.42
Receivables Purchase Agreement, dated as of February 19, 2013, by and between PAREXEL International, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2013 and incorporated herein by reference).

10.43
Note Purchase Agreement, dated as of June 25, 2013, between the Company and the Purchasers listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 25, 2013 and incorporated herein by reference).

10.44
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and Goldman Sachs & Co., dated June 13, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 2014 and incorporated herein by reference).

10.45*
Letter Agreement, dated September 30, 2013, by and between the Company and Joseph C. Avellone (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference

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