Form 10-Q
period 2014-09-30
PAREXEL INTERNATIONAL CORP
filed 2014-11-03
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2014, there were 55,015,562 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$281,355	$188,171
Marketable securities	—	95,641
Billed and unbilled accounts receivable, net	719,974	722,623
Prepaid expenses	24,049	13,641
Deferred tax assets	58,655	54,061
Other current assets	42,177	47,995
Total current assets	1,126,210	1,122,132
Property and equipment, net	224,154	234,164
Goodwill	323,610	329,520
Other intangible assets, net	86,834	91,855
Non-current deferred tax assets	8,641	6,669
Long-term income taxes receivable	12,435	13,406
Other assets	36,717	36,254
Total assets	$1,818,601	$1,834,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$12,501
Accounts payable	68,941	66,483
Deferred revenue	435,723	422,441
Accrued expenses	48,371	52,034
Accrued employee benefits and withholdings	146,091	175,840
Current deferred tax liabilities	15,975	16,592
Income taxes payable	554	19,384
Other current liabilities	18,220	5,957
Total current liabilities	733,875	771,232
Long-term debt, net of current portion	367,139	334,443
Non-current deferred tax liabilities	31,363	32,598
Long-term income tax liabilities	30,071	29,525
Long-term deferred revenue	40,967	44,523
Other liabilities	38,874	43,998
Total liabilities	1,242,289	1,256,319
Stockholders’ equity:
Preferred stock	—	—
Common stock	550	547
Additional paid-in capital	6,941	—
Retained earnings	612,186	575,044
Accumulated other comprehensive loss	(43,365)	2,090
Total stockholders’ equity	576,312	577,681
Total liabilities and stockholders’ equity	$1,818,601	$1,834,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30, 2014	September 30, 2013
Service revenue	$491,696	$449,245
Reimbursement revenue	81,993	79,819
Total revenue	573,689	529,064
Direct costs	318,819	303,194
Reimbursable out-of-pocket expenses	81,993	79,819
Selling, general and administrative	98,913	84,912
Depreciation	16,898	15,462
Amortization	3,486	3,796
Total costs and expenses	520,109	487,183
Income from operations	53,580	41,881
Interest expense, net	(1,732)	(2,764)
Miscellaneous income (expense), net	3,373	(201)
Total other income (expense)	1,641	(2,965)
Income before income taxes	55,221	38,916
Provision for income taxes	18,079	12,962
Net income	$37,142	$25,954

Earnings per common share
Basic	$0.68	$0.46
Diluted	$0.67	$0.45
Shares used in computing earnings per common share
Basic	54,739	56,254
Diluted	55,762	57,395

Comprehensive income
Net income	$37,142	$25,954
Unrealized (loss) gain on derivative instruments, net of taxes	(7,272)	3,971
Foreign currency translation adjustment	(38,183)	17,497
Total comprehensive (loss) income	$(8,313)	$47,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities:
Net income	$37,142	$25,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,384	19,258
Stock-based compensation	4,102	3,381
Excess tax benefit from stock-based compensation	(2,756)	(2,803)
Deferred income taxes	(7,419)	9,783
Other non-cash items	(153)	(116)
Changes in operating assets and liabilities, net of effects from acquisitions	(32,416)	(92,594)
Net cash provided by (used in) operating activities	18,884	(37,137)
Cash flow from investing activities:
Acquisition of business, net of cash acquired	(1,589)	—
Purchase of marketable securities	—	(59,540)
Proceeds from sale and maturity of marketable securities	88,564	93,315
Purchase of property and equipment	(12,143)	(14,266)
Net cash provided by investing activities	74,832	19,509
Cash flow from financing activities:
Proceeds from issuance of common stock and (tax payments) for cashless exercises, net	94	(506)
Excess tax benefit from stock-based compensation	2,756	2,803
Payments for share repurchase	—	(4,906)
Borrowings under credit agreement/facility	107,500	275,000
Repayments under credit agreement/facility	(87,500)	(207,500)
Payments for debt issuance costs	—	(671)
Net cash provided by financing activities	22,850	64,220
Effect of exchange rate changes on cash and cash equivalents	(23,382)	12,676
Net increase in cash and cash equivalents	93,184	59,268
Cash and cash equivalents at beginning of period	188,171	144,027
Cash and cash equivalents at end of period	$281,355	$203,295

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$—	$10,394
Cash paid during the period for:
Interest	$3,474	$3,198
Income taxes, net of refunds	$35,334	$10,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of, results of operations for the three months ended September 30, 2014 and 2013 have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 10-K”) filed with the Securities and Exchange Commission on August 20, 2014.
Recently Adopted Accounting Standards
In March 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. We adopted ASU 2013-05 beginning in our fiscal quarter ended September 30, 2014. The adoption of ASU 2013-05 did not impact our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. We are assessing the impact of adopting ASU 2014-09 on our consolidated financial statements .
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
NOTE 2 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of September 30, 2014 and June 30, 2014, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of September 30, 2014 and June 30, 2014, we had 54,981,283 and 54,661,877 shares of common stock issued and outstanding, respectively.
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

(in thousands, except per share data)	Three Months Ended
	September 30, 2014	September 30, 2013
Net income attributable to common stock	$37,142	$25,954
Weighted average number of shares outstanding, used in computing basic earnings per share	54,739	56,254
Dilutive common stock equivalents	1,023	1,141
Weighted average number of shares outstanding used in computing diluted earnings per share	55,762	57,395
Basic earnings per share	$0.68	$0.46
Diluted earnings per share	$0.67	$0.45
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	417	95
Share Repurchase Plan
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2,284,844 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 345,165 shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2,630,009 shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase agreements (“ASR Agreements”) and two separate $50.0 million open market agreements (“Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the 2013 Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares that we repurchased and retired.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the 2013 Program was completed.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2014:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2014	$(2,088)	$4,178	$2,090
Other comprehensive income before reclassifications	(38,183)	(6,127)	(44,310)
Gain reclassified from accumulated other comprehensive income	—	(1,145)	(1,145)
Net current-period other comprehensive loss	$(38,183)	$(7,272)	$(45,455)
Balance at September 30, 2014	$(40,271)	$(3,094)	$(43,365)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	September 30, 2014	September 30, 2013
Interest rate contracts	$413	$429	Interest expense, net
Foreign exchange contracts	43	—	Service Revenue
Foreign exchange contracts	1,285	1,335	Direct Costs
Cross-currency swap contracts	83	114	Miscellaneous income (expense), net
Total	$1,824	$1,878
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively.
NOTE 4 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended
	September 30, 2014	September 30, 2013
Direct costs	$961	$424
Selling, general and administrative	3,141	2,957
Total stock-based compensation	$4,102	$3,381
NOTE 5 – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), formerly known as PAREXEL Consulting and Medical Communication Services, and PAREXEL Informatics, Inc. (“PI”), formerly known as Perceptive Informatics, Inc.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services, formerly known as Peri Approval Clinical Excellence. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III and Peri/Post-Approval Services due to economic similarities in these operating segments.

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

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® randomization and trial supply management (“RTSM”), IMPACT® clinical trials management systems (“CTMS”), DataLabs® electronic data capture, web-based portals, systems integration, electronic patient reported outcomes, and LIQUENT InSight® Regulatory Information Management solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients.

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three months ended September 30, 2014, we included the operating results of PROS within the PC segment and retroactively restated the three months ended September 30, 2013 to reflect this presentation change.
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
Our segment results are as follows:

(in thousands)	Three Months Ended
	September 30, 2014	September 30, 2013
Service revenue
CRS	$369,811	$332,592
PC	56,395	56,948
PI	65,490	59,705
Total service revenue	$491,696	$449,245
Direct costs
CRS	$253,329	$238,188
PC	31,426	33,449
PI	34,064	31,557
Total direct costs	$318,819	$303,194
Gross profit
CRS	$116,482	$94,404
PC	24,969	23,499
PI	31,426	28,148
Total gross profit	$172,877	$146,051
NOTE 6 – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with FASB ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. Our quarterly effective income tax rate reflects management’s estimates of our annual projected profitability in the various taxing jurisdictions in which we operate. Since the statutory tax rates differ in the jurisdictions in which we operate, changes in the distribution of profits and losses may have a significant impact on our effective income tax rate.
As of September 30, 2014, we had $40.1 million of gross unrecognized tax benefits, of which $25.1 million would impact the effective tax rate if recognized. As of June 30, 2014, we had $41.5 million of gross unrecognized tax benefits, of which $25.4 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $1.4 million net decrease in gross unrecognized tax benefits is primarily attributable to currency translation adjustments.
As of September 30, 2014, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $6.4 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014 and June 30, 2014, $5.5 million of gross interest and penalties were included in the liability for unrecognized tax benefits. For each of the three months ended September 30, 2014 and 2013, an expenses of $0.3 million was recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2000.
For the three months ended September 30, 2014 and 2013, we had effective income tax rates of 32.7% and 33.3% respectively. The tax rates for the three months ended September 30, 2014 and 2013 were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States.
NOTE 7 – CREDIT AGREEMENTS
2014 Credit Agreement
On October 15, 2014, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2014 Credit Agreement”) providing for a five-year term loan and revolving credit facility in the principal amount of up to $500.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions.
The 2014 Credit Agreement amends and restates the amended and restated credit agreement dated as of March 22, 2013, by and among us, certain of our subsidiaries, Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer, MLPFS, JPM Securities, HSBC, and US Bank as Joint Lead Arrangers and Joint Book Managers, JPMorgan, HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto (the “2013 Credit Agreement”).
The loan facility available under the 2014 Credit Agreement consists of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount is to be made available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount is to be made available through the revolving credit facility. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
The 2014 Credit Agreement is intended to provide funds for (i) stock repurchases, (ii) the issuance of letters of credit and (iii) our and our subsidiaries' other general corporate purposes, including permitted acquisitions.
The obligations under the 2014 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%). Loans outstanding under the 2014 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2014 Credit Agreement. The 2014 Credit Agreement terminates and any outstanding loans under it mature on October 15, 2019.
On the closing date of October 15, 2014, after giving effect to the amendment and restatement of the 2013 Credit Agreement and the effectiveness of the 2014 Credit Agreement, we were obligated under the 2014 Credit Agreement for term loans in the principal amount of $200.0 million and revolving loans in the principal amount of $80.0 million.
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally must be paid ten (10) business days after the loan is made.

Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on October 15, 2019:

•	1.25% by quarterly term loan amortization payments to be made commencing December 2015 and made on or prior to September 30, 2017;

•	2.50% by quarterly term loan amortization payments to be made after September 30, 2017, but on or prior to September 30, 2018;

•	5.00% by quarterly term loan amortization payments to be made after September 30, 2018, but prior to October 15, 2019; and

•	60.00% on October 15, 2019.
To the extent not previously paid, all borrowings under the 2014 Credit Agreement must be repaid on October 15, 2019.
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under U.S. dollar swingline loans at the alternate base rate is payable quarterly.
Our obligations under the 2014 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2014 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed to Leverage Ratio), transactions with affiliates, and other restrictive covenants.
In connection with the 2014 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.300% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2014 Credit Agreement, we will pay letter of credit fees plus a fronting fee and additional charges. We agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee and (iii) for its own account, an annual agency fee.
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
As of September 30, 2014, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2014, we transferred approximately $35.8 million of trade receivables. As of September 30, 2014 and June 30, 2014, no transfers were accounted for as a financing activity.
2013 Credit Agreement
The 2013 Credit Agreement provided for a five-year term loan of $200.0 million and a revolving credit facility in the amount of up to $300.0 million, plus additional amounts of up to $200.0 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility was available for swingline loans of up to a sublimit of $75.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million. The 2013 Credit Agreement was amended and restated on October 15, 2014 as discussed above.
On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement and used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
As of September 30, 2014, we had $85.0 million of principal borrowed under the revolving credit facility and $185.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.5 million in our consolidated balance sheets. As of September 30, 2014, we had borrowing availability of $215.0 million under the revolving credit facility.
Our obligations under the 2013 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2013 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio or (b) the Alternate Base Rate, plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
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
The 2013 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases exceeding an agreed to percentage of consolidated net income), and transactions with affiliates. As of September 30, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2014 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges $75.0 million of principal under our 2014 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended March 31, 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of September 30, 2014, our debt under the 2013 Credit Agreement, including the $175.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.73%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2014, we had 5.0 million Euros available under this line of credit.
NOTE 8 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of October 15, 2014, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described in Note 7 above are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$310,000	$380,000
We have letter-of-credit agreements with banks totaling approximately $9.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
NOTE 9 – DERIVATIVES
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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program was expanded in the first quarter of our fiscal year ended June 30, 2013 (“Fiscal Year 2013”) in order to reduce the impact of foreign exchange rate risk on our direct costs. In the third quarter of our fiscal year ended June 30, 2014 (“Fiscal Year 2014”), we further expanded the program to reduce the foreign exchange rate risk on our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of September 30, 2014 and June 30, 2014. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	September 30, 2014		June 30, 2014
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$2,027	$100,000	$2,049
Foreign exchange contracts	31,215	887	154,845	5,375
Cross-currency swap contracts	—	—	25,560	528
Derivatives in a liability position:
Interest rate contracts	75,000	(626)	100,000	(1,469)
Foreign exchange contracts	160,561	(7,835)	37,736	(369)
Cross-currency swap contracts	21,494	(519)	—	—
Total designated derivatives	$388,270	$(6,066)	$418,141	$6,114
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$29,370	$270	$100,849	$1,062
Derivatives in a liability position:
Foreign exchange contracts	96,797	(2,030)	49,863	(133)
Total non-designated derivatives	$126,167	$(1,760)	$150,712	$929
Total derivatives	$514,437	$(7,826)	$568,853	$7,043
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended September 30, 2014 and 2013, losses of $0.7 million and $0.1 million, respectively, were recorded in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of any hedges.
The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in thousands)	Three Months Ended
	September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$491	$(321)
Foreign exchange contracts, net of taxes	(7,703)	4,445
Cross-currency swap contracts, net of taxes	(60)	(153)
Total designated derivatives	$(7,272)	$3,971
The unrealized gain (loss) on derivative instruments is net of $4.1 million and $2.7 million taxes, respectively, for the three months ended September 30, 2014 and 2013. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $7.9 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a loss of $7.5 million and a gain of $1.4 million for the three months ended September 30, 2014 and 2013, respectively. The unrealized (loss) gain recognized are presented below:

(in thousands)	Three Months Ended
	September 30, 2014	September 30, 2013
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$—	$(1,272)
Foreign exchange contracts	(2,689)	913
Total non-designated derivative unrealized (loss) gain, net	$(2,689)	$(359)
NOTE 10 – FAIR VALUE MEASUREMENTS
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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(4,130)	$(4,130)
Interest rate derivative instruments	—	1,401	—	1,401
Foreign currency exchange contracts	—	(9,227)	—	(9,227)
Total	$—	$(7,826)	$(4,130)	$(11,956)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,152)	$(5,152)
Interest rate derivative instruments	—	580	—	580
Foreign currency exchange contracts	—	6,463	—	6,463
Total	$—	$7,043	$(5,152)	$1,891
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of September 30, 2014, we did not hold any marketable securities. As of June 30, 2014, we held marketable securities with a carrying value of $95.6 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
On April 30, 2013, we acquired all of the outstanding equity securities of HERON Group LTD (“HERON”), a life sciences consultancy which provides evidence-based commercialization services to support biopharmaceutical companies throughout the lifecycle of their products. The net purchase price was approximately $22.8 million, plus the potential for us to pay up to an additional $14.2 million over the 26-month period following the acquisition date if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million.
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

Unobservable Input	Range
Discount rate	18%
Probability of achieving financial targets	10% to 55%
Projected year of payment	August 2015

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2014	$5,152
Change in fair value related to contingent consideration from HERON acquisition	(1,022)
Balance at September 30, 2014	$4,130
Contingent consideration liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and take into consideration of alternate scenarios that could result in more or less profitability for our commercialization service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. Given the subjectivity of the inputs, the variation of estimated contingent payments related to the HERON acquisition range from zero to $14.2 million . The final obligation will be measured on June 30, 2015 based upon the operating results for the fiscal year ending June 30, 2015. For the three months ended September 30, 2014, the change in fair value of contingent consideration of $1.0 million was recorded in selling, general and administrative expense.
For the three months ended September 30, 2014, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $95.3 million as of September 30, 2014, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our short-term and long-term debt under the 2013 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

NOTE 11 – SUBSEQUENT EVENTS
On October 3, 2014, we acquired all of the outstanding equity securities of privately-owned ClinIntel, a provider of clinical RTSM services, based in the United Kingdom. ClinIntel’s offerings will be combined into the ClinPhone® RTSM suite and are designed to make patient randomization and clinical supply chain solutions more efficient. Capabilities include advanced RTSM technologies for planning, forecasting and supply chain eLogistics.
The purchase price for the acquisition was approximately $8.4 million, plus up to an additional $16.2 million over a 21-month period following the acquisition date if ClinIntel achieves specific financial targets. We funded the acquisition through use of existing cash. We will include ClinIntel's results of operations in our PI segment. Due to the limited time since the acquisition date, we have not yet completed the initial accounting for this business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information discussed below is derived from the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The financial information set forth and discussed below is unaudited but, in the opinion of our management, includes all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of such information. Our results of operations for a particular quarter may not be indicative of results expected during subsequent fiscal quarters or for the entire fiscal year.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2014 (the “2014 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three months ended September 30, 2014, we included the operating results of PROS within the PC segment and retroactively restated the three months ended September 30, 2013 to reflect this presentation change.
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
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2014 10-K.

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

(in thousands)	Three Months Ended
	September 30, 2014	September 30, 2013	Increase $	Increase %
Service revenue
CRS	$369,811	$332,592	$37,219	11.2%
PC	56,395	56,948	(553)	(1.0)%
PI	65,490	59,705	5,785	9.7%
Total service revenue	$491,696	$449,245	$42,451	9.4%
Direct costs
CRS	$253,329	$238,188	$15,141	6.4%
PC	31,426	33,449	(2,023)	(6.0)%
PI	34,064	31,557	2,507	7.9%
Total direct costs	$318,819	$303,194	$15,625	5.2%
Gross profit
CRS	$116,482	$94,404	$22,078	23.4%
PC	24,969	23,499	1,470	6.3%
PI	31,426	28,148	3,278	11.6%
Total gross profit	$172,877	$146,051	$26,826	18.4%
Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013:
Revenue
Service revenue increased by $42.5 million, or 9.4%, to $491.7 million for the three months ended September 30, 2014 from $449.2 million for the same period in 2013.
On a segment basis, CRS service revenue increased by $37.2 million, or 11.2%, to $369.8 million for the three months ended September 30, 2014 from $332.6 million for the same period in 2013. The increase was attributable to a more productive employee base, the growth of backlog, and headcount growth within CRS. The Early Phase business within the CRS segment saw recognized increases due to increased demand for study services with patients.
PC service revenue decreased by $0.6 million, or 1.0%, to $56.4 million for the three months ended September 30, 2014 from $56.9 million for the same period in 2013. The lower service revenue was primarily attributable to a large, non performance-related contract cancellation in our Strategic Compliance business which occurred during the fiscal quarter ended March 31, 2014, partially offset by growth in our medical communications and commercialization businesses.
PI service revenue increased by $5.8 million, or 9.7%, to $65.5 million for the three months ended September 30, 2014 from $59.7 million for the three months ended September 30, 2013. The growth was primarily due to strength in our medical imaging and RTSM businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $15.6 million, or 5.2%, to $318.8 million for the three months ended September 30, 2014 from $303.2 million for the three months ended September 30, 2013. As a percentage of total service revenue, direct costs decreased to 64.8% from 67.5% for the respective periods. The gross margin improvement primarily related to the impact of various productivity and efficiency initiatives, changes in the revenue mix, and the increased sourcing of operations to low-cost countries.

On a segment basis, CRS direct costs increased by $15.1 million, or 6.4%, to $253.3 million for the three months ended September 30, 2014 from $238.2 million for the three months ended September 30, 2013. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 68.5% for the three months ended September 30, 2014 from 71.6% for the same period in 2013. The gross margin improvement was primarily driven by better utilization resulting from our operational efficiency programs and the impact of shifting activities to low-cost countries.
PC direct costs decreased by $2.0 million, or 6.0%, to $31.4 million for the three months ended September 30, 2014 from $33.4 million for the three months ended September 30, 2013 largely due to the reduction in labor costs. As a percentage of PC service revenue, direct costs decreased to 55.7% from 58.7% for the respective periods due to the more favorable revenue mix and higher utilization of resources.
PI direct costs increased by $2.5 million, or 7.9%, to $34.1 million for the three months ended September 30, 2014 from $31.6 million for the three months ended September 30, 2013. The increase was largely driven by increased labor costs associated with headcount growth in PI. As a percentage of PI service revenue, PI direct costs decreased to 52.0% for the three months ended September 30, 2014 from 52.9% for the same period in 2013 primarily due to improved productivity and lower non-labor costs.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased by $14.0 million, or 16.5%, to $98.9 million for the three months ended September 30, 2014 from $84.9 million for the three months ended September 30, 2013. This increase was primarily due to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth. As a percentage of service revenue, SG&A expense increased to 20.1% of service revenue for the three months ended September 30, 2014 compared with 18.9% of service revenue for the three months ended September 30, 2013.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.1 million, or 5.8%, to $20.4 million for the three months ended September 30, 2014 from $19.3 million for the three months ended September 30, 2013. The increase was due to higher depreciation expense from larger capital expenditures in recent years to support business growth partially offset by lower amortization expense from intangible assets. As a percentage of service revenue, depreciation and amortization expense was 4.1% for the three months ended September 30, 2014 compared with 4.3% for the same period in 2013.
Income from Operations
Income from operations increased to $53.6 million for the three months ended September 30, 2014 from $41.9 million for the same period in 2013. Income from operations as a percentage of service revenue, or operating margin, increased to 10.9% from 9.3% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A expenses.
Other Income (Expense)
We recorded net other income of $1.6 million for the three months ended September 30, 2014 compared with net expense of $3.0 million for the three months ended September 30, 2013. The $4.6 million increase in net other income was primarily due to a $3.6 million increase in miscellaneous income and a $1.0 million reduction in net interest expense. The increase in miscellaneous income was largely due to a net $3.4 million foreign currency exchange gain recorded during the three months ended September 30, 2014 reflecting the strengthening of the U.S. dollar against most major currencies throughout the world, compared to the net foreign currency exchange losses recorded during the three months ended September 30, 2013. Net interest expense decreased as a result of lower average debt balances.
Taxes
For the three months ended September 30, 2014 and 2013, we had effective income tax rates of 32.7% and 33.3%, respectively. The tax rate for the three months ended September 30, 2014 and 2013 benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of September 30, 2014, we had cash and cash equivalents and marketable securities of approximately $281.4 million, of which the majority is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended September 30, 2014 and June 30, 2014:

(in millions)	September 30, 2014	June 30, 2014
Billed accounts receivable, net	$486.8	$497.1
Unbilled accounts receivable, net	233.1	225.5
Total accounts receivable	719.9	722.6
Deferred revenue	476.7	467.0
Net receivables	$243.2	$255.6

DSO (in days)	32	32
DSO remained consistent for the three months ended September 30, 2014 compared with the three months ended June 30, 2014.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $18.9 million for the three months ended September 30, 2014 compared with net cash used in operating activities of $37.1 million for the three months ended September 30, 2013. The $56.0 million increase in operating cash flows resulted primarily from a $60.2 million increase in net change of working capital, $11.2 million of higher net income, and a $1.9 million increase in depreciation, amortization and stock-based compensation expenses. These increases were partially offset by a $17.2 million change in our deferred income tax provision.
Investing Activities
Net cash provided by investing activities was $74.8 million for the three months ended September 30, 2014 compared with $19.5 million net cash provided by investing activities for the three months ended September 30, 2013.
During the three months ended September 30, 2014, we received $88.6 million in net proceeds from the sale of marketable securities, which was partially offset by $12.1 million in capital expenditures and $1.6 million in cash used for a business acquisition.
During the three months ended September 30, 2013, we received $33.8 million in net proceeds from the sale of marketable securities, which was partially offset by $14.3 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $22.9 million for the three months ended September 30, 2014 compared with net cash provided by financing activities of $64.2 million for the three months ended September 30, 2013.
During the three months ended September 30, 2014, we borrowed an additional $20.0 million under the 2013 Credit Agreements (as defined below) and received $2.9 million in proceeds related to employee stock purchases.

During the three months ended September 30, 2013, we borrowed $100.0 million under the Notes (as defined below) and received $2.3 million in proceeds related to employee stock purchases, which were partially offset by a net payments of $32.5 million under the 2013 Credit Agreement, $4.9 million for share repurchases and $0.7 million payments for debt issuance costs.
CREDIT AGREEMENTS
2014 Credit Agreement
On October 15, 2014, we, certain of our subsidiaries, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), J.P. Morgan Securities LLC (“JPM Securities”), HSBC Bank USA, National Association (“HSBC”) and U.S. Bank, National Association (“US Bank”), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A. (“JPMorgan”), HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2014 Credit Agreement”) providing for a five-year term loan and revolving credit facility in the principal amount of up to $500.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions.
The 2014 Credit Agreement amends and restates the amended and restated credit agreement dated as of March 22, 2013, by and among us, certain of our subsidiaries, Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer, MLPFS, JPM Securities, HSBC, and US Bank as Joint Lead Arrangers and Joint Book Managers, JPMorgan, HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto (the “2013 Credit Agreement”).
The loan facility available under the 2014 Credit Agreement consists of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount is to be made available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount is to be made available through the revolving credit facility. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
The 2014 Credit Agreement is intended to provide funds for (i) stock repurchases, (ii) the issuance of letters of credit and (iii) our and our subsidiaries' other general corporate purposes, including permitted acquisitions.
The obligations under the 2014 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%). Loans outstanding under the 2014 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2014 Credit Agreement. The 2014 Credit Agreement terminates and any outstanding loans under it mature on October 15, 2019.
On the closing date of October 15, 2014, after giving effect to the amendment and restatement of the 2013 Credit Agreement and the effectiveness of the 2014 Credit Agreement, we were obligated under the 2014 Credit Agreement for term loans in the principal amount of $200.0 million and revolving loans in the principal amount of $80.0 million.
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally must be paid ten (10) business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on October 15, 2019:

•	1.25% by quarterly term loan amortization payments to be made commencing December 2015 and made on or prior to September 30, 2017;

•	2.50% by quarterly term loan amortization payments to be made after September 30, 2017, but on or prior to September 30, 2018;

•	5.00% by quarterly term loan amortization payments to be made after September 30, 2018, but prior to October 15, 2019; and

•	60.00% on October 15, 2019.
To the extent not previously paid, all borrowings under the 2014 Credit Agreement must be repaid on October 15, 2019.
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under U.S. dollar swingline loans at the alternate base rate is payable quarterly.
Our obligations under the 2014 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2014 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed to Leverage Ratio), transactions with affiliates, and other restrictive covenants.
In connection with the 2014 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.300% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2014 Credit Agreement, we will pay letter of credit fees plus a fronting fee and additional charges. We agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee and (iii) for its own account, an annual agency fee.
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
As of September 30, 2014, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2014, we transferred approximately $35.8 million of trade receivables. As of September 30, 2014 and June 30, 2014, no transfers were accounted for as a financing activity.
2013 Credit Agreement
The 2013 Credit Agreement provided for a five-year term loan of $200.0 million and a revolving credit facility in the amount of up to $300.0 million, plus additional amounts of up to $200.0 million of loans to be made available upon our request subject to specified terms and conditions. A portion of the revolving credit facility was available for swingline loans of up to a sublimit of $75.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million. The 2013 Credit Agreement was amended and restated on October 15, 2014 as discussed above.

On March 22, 2013, we drew down $107.5 million under the 2013 Credit Agreement and used the proceeds of the borrowing (i) to repay outstanding amounts under our existing four short-term credit facilities with each of Bank of America, HSBC, TD Bank, N.A. and US Bank (collectively, the “Short Term Credit Facilities”), (ii) for stock repurchases and (iii) for other general corporate purposes.
As of September 30, 2014, we had $85.0 million of principal borrowed under the revolving credit facility and $185.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.5 million in our consolidated balance sheets. As of September 30, 2014, we had borrowing availability of $215.0 million under the revolving credit facility.
The 2013 Credit Agreement contained negative covenants applicable to us and our subsidiaries.  As of September 30, 2014, we were in compliance with all covenants under the 2013 Credit Agreement.
In September 2011, we entered into an interest rate swap agreement and an interest rate cap agreement. Prior to the execution of the 2014 Credit Agreement, the interest rate swap and cap agreements hedged principal under our prior debt obligations. The interest rate swap agreement now hedges $75.0 million of principal under our 2014 Credit Agreement carrying a fixed interest rate of 1.30% plus an applicable margin. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended March 31, 2014.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of September 30, 2014, our debt under the 2013 Credit Agreement, including the $175.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.73%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 5.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2014, we had 5.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of October 15, 2014, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described above under “Credit Agreements”are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$310,000	$380,000
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks totaling approximately $9.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, our borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
Credit Agreements and Note Purchase Agreement
In July 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. We utilized the proceeds from the private placement to repay debt outstanding under our 2013 Credit Agreement. The Note Purchase Agreement permits the proceeds from the private placement to be used for working capital purposes, stock repurchase financing, debt refinancing, and for general corporate purposes including the financing of acquisitions, subject in each case to the terms of the Note Purchase Agreement.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2014 Credit Agreement and the Notes. Our primary committed external source of funds is the 2014 Credit Agreement. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2014 Credit Agreement upon its maturity in 2019.
We expect to continue to acquire businesses that enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings, including our outstanding borrowings under the 2014 Credit Agreement.
Under the terms of the 2014 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
Capital Expenditures
We made capital expenditures of approximately $12.1 million during the three months ended September 30, 2014, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2,284,844 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 345,165 shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2,630,009 shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the three months ended September 30, 2014 and 2013, we derived approximately 56.3% and 54.0% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the three months ended September 30, 2014 and 2013, our Euro denominated service revenue accounted for 13.8% and 13.3% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of September 30, 2014, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $388.3 million, including two interest rate swap agreements with a total notional value of $175.0 million that hedge borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of September 30, 2014, the estimated amount that could be recognized in earnings was a loss of approximately $3.1 million, net of tax.
As of September 30, 2014, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $126.2 million.
During the three months ended September 30, 2014 and 2013, we recorded net foreign currency exchange gains of $3.4 million and net foreign currency exchange losses of $0.2 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our short-term and long-term debt. We had no short-term debt at September 30, 2014 and $12.5 million of short-term debt at June 30, 2014. Long-term debt was $370.0 million at September 30, 2014 and $337.5 million at June 30, 2014. As of September 30, 2014, the $175.0 million borrowings under our 2013 Credit Agreement were hedged under two interest rate swap agreements and the remaining $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. We did not have a material exposure to changes in interest rate as of September 30, 2014. Based on average short-term and long-term debt for the three months ended September 30, 2014, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $0.9 million on an annual basis.
MARKETABLE SECURITIES
During the three months ended September 30, 2014, we purchased marketable securities in the form of foreign government treasury certificates that are actively traded. We expect to hold these securities to maturity. The securities are recorded at their amortized costs, which is not materially different than fair value. Securities with original maturities less than 90 days are recorded in cash and cash equivalent in our consolidated balance sheets and securities with original maturities over 90 days but less than one year are recorded as marketable securities in our consolidated balance sheets. As of September 30, 2014, all outstanding securities have original maturities less than 90 days and were recorded at their amortized cost. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion includes seven amendments to the risk factors included in the 2014 10-K:

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if our goodwill and intangible assets are impaired;”

•	“If we are unable to successfully execute our acquisition strategies, our business, results of operations and financial condition could be adversely impacted;”

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 56.3% and 54.0% of total consolidated service revenue for the three months ended September 30, 2014 and 2013, respectively. More specifically, for the three months ended September 30, 2014 and 2013, our service revenue from operations in Europe, the Middle East and Africa represented 39.8% and 35.3%, respectively, of total consolidated service revenue. Our service revenue from operations in the Asia/Pacific region represented 13.1% and 14.7% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our President and Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements with the same level of specialized knowledge of our products and services and the biopharmaceutical outsourcing services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party upon notice to the counterparty.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $53.6 million for the fiscal quarter ended September 30, 2014, $58.8 million for the fiscal quarter ended June 30, 2014, $52.2 million for the fiscal quarter ended March 31, 2014, $46.7 million for the fiscal quarter ended December 31, 2013, and $41.9 million for the fiscal quarter ended September 30, 2013. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the Euro and the pound sterling, and are translated into U.S. dollars for financial reporting purposes. For the three months ended September 30, 2014 and 2013, our Euro denominated service revenue accounted for 13.8% and 13.3% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
We are subject to value added tax, customs tax, sales and use tax, withholding tax, payroll tax, income tax, and other taxes as a result of the operations of our business. The regulators from the various jurisdictions in which we operate periodically perform audits. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we conduct business with our vendors and customers as compared to our prior practices, which may affect our business in an adverse manner. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.
Our results of operations may be adversely affected if our goodwill or intangible assets are impaired.
As of September 30, 2014, our total assets included $410.4 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. For example, in July 2014, we acquired ATLAS Medical Services, a provider of clinical research services in Turkey, the Middle East, and North Africa. In October 2014, we acquired ClinIntel, a provider of clinical RTSM services, based in the United Kingdom.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2014, 2013, and 2012, our five largest clients accounted for approximately 47%, 50%, and 40.5% of our consolidated service revenue, respectively. In Fiscal Year 2014, our two largest clients individually accounted for 16% and 11% of our consolidated service revenue, and in the fiscal year ended June 30, 2013, our two largest clients individually accounted for 17% and 12% of our consolidated service revenue. In our fiscal year ending June 30, 2015, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
As of September 30, 2014, we had $370.0 million principal amount of debt outstanding and remaining borrowing availability of $215.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
In addition, the terms of the 2014 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2014 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the 2014 Credit Agreement and the Note Purchase Agreement would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
Our existing credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions.
The agreements in connection with our 2014 Credit Agreement and in our short term debt facilities include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On October 30, 2014, the closing sales price of our common stock on the Nasdaq Global Select Market was $53.15 per share. During the period from October 1, 2012 to September 30, 2014, our common stock traded at prices ranging from a high of $64.46 per share to a low of $28.45 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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

PAREXEL International Corporation

Date:	November 3, 2014	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2014	By: /s/ Ingo Bank

Ingo Bank
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement, dated as of October 15, 2014, among PAREXEL, certain subsidiaries of PAREXEL, Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer, MLPFS, JPM Securities, HSBC and US Bank, as Joint Lead Arrangers and Joint Book Managers, JPMorgan, HSBC and US Bank, as Joint Syndication Agents, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 15, 2014 and incorporated herein by this reference).

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