Form 10-Q
period 2014-12-31
PAREXEL INTERNATIONAL CORP
filed 2015-02-05
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2015, there were 54,791,423 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$301,930	$188,171
Marketable securities	—	95,641
Billed and unbilled accounts receivable, net	649,288	722,623
Prepaid expenses	22,770	13,641
Deferred tax assets	61,310	54,061
Other current assets	46,173	47,995
Total current assets	1,081,471	1,122,132
Property and equipment, net	215,421	234,164
Goodwill	329,719	329,520
Other intangible assets, net	87,971	91,855
Non-current deferred tax assets	8,722	6,669
Long-term income taxes receivable	11,335	13,406
Other assets	34,589	36,254
Total assets	$1,769,228	$1,834,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,500	$12,501
Accounts payable	44,934	66,483
Deferred revenue	407,952	422,441
Accrued expenses	42,090	52,034
Accrued employee benefits and withholdings	142,195	175,840
Current deferred tax liabilities	13,899	16,592
Income taxes payable	10,195	19,384
Other current liabilities	26,287	5,957
Total current liabilities	690,052	771,232
Long-term debt, net of current portion	344,387	334,443
Non-current deferred tax liabilities	29,181	32,598
Long-term income tax liabilities	29,571	29,525
Long-term deferred revenue	40,867	44,523
Other liabilities	45,902	43,998
Total liabilities	1,179,960	1,256,319
Stockholders’ equity:
Preferred stock	—	—
Common stock	548	547
Additional paid-in capital	15,894	—
Retained earnings	650,946	575,044
Accumulated other comprehensive (loss) income	(78,120)	2,090
Total stockholders’ equity	589,268	577,681
Total liabilities and stockholders’ equity	$1,769,228	$1,834,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Service revenue	$499,269	$487,145	$990,965	$936,390
Reimbursement revenue	75,776	87,091	157,769	166,910
Total revenue	575,045	574,236	1,148,734	1,103,300
Direct costs	327,321	324,507	646,140	627,701
Reimbursable out-of-pocket expenses	75,776	87,091	157,769	166,910
Selling, general and administrative	98,795	95,528	197,708	180,440
Depreciation	16,812	16,584	33,710	32,046
Amortization	3,557	3,862	7,043	7,658
Total costs and expenses	522,261	527,572	1,042,370	1,014,755
Income from operations	52,784	46,664	106,364	88,545
Interest expense, net	(1,840)	(2,506)	(3,572)	(5,270)
Miscellaneous income (expense), net	2,907	(1,201)	6,280	(1,402)
Total other income (expense)	1,067	(3,707)	2,708	(6,672)
Income before income taxes	53,851	42,957	109,072	81,873
Provision for income taxes	15,091	14,628	33,170	27,590
Net income	$38,760	$28,329	$75,902	$54,283

Earnings per common share
Basic	$0.71	$0.50	$1.39	$0.96
Diluted	$0.70	$0.49	$1.36	$0.95
Shares used in computing earnings per common share
Basic	54,823	56,517	54,781	56,386
Diluted	55,709	57,395	55,736	57,395

Comprehensive income
Net income	$38,760	$28,329	$75,902	$54,283
Unrealized (loss) gain on derivative instruments, net of taxes	(3,993)	955	(11,265)	4,926
Foreign currency translation adjustment	(30,762)	5,445	(68,945)	22,942
Total comprehensive income (loss)	$4,005	$34,729	$(4,308)	$82,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31, 2014	December 31, 2013
Cash flow from operating activities:
Net income	$75,902	$54,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,753	39,704
Stock-based compensation	8,436	6,968
Excess tax benefit from stock-based compensation	(3,306)	(3,335)
Deferred income taxes	(13,639)	(7,175)
Other non-cash items	(2,190)	(455)
Changes in operating assets and liabilities, net of effects from acquisitions	(7,564)	22,347
Net cash provided by operating activities	98,392	112,337
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(10,418)	(13)
Purchase of marketable securities	—	(154,691)
Proceeds from sale and maturity of marketable securities	88,564	195,500
Purchase of property and equipment	(23,609)	(34,094)
Net cash provided by investing activities	54,537	6,702
Cash flow from financing activities:
Proceeds from issuance of common stock and (tax payments) for cashless exercises, net	4,153	(1,070)
Excess tax benefit from stock-based compensation	3,306	3,335
Payments for share repurchase	—	(4,906)
Borrowings under credit agreement/facility	222,500	300,000
Repayments under credit agreement/facility	(222,500)	(355,000)
Borrowings under factoring agreement	—	3,965
Payments for debt issuance costs	(684)	(671)
Net cash provided by (used in) financing activities	6,775	(54,347)
Effect of exchange rate changes on cash and cash equivalents	(45,945)	9,066
Net increase in cash and cash equivalents	113,759	73,758
Cash and cash equivalents at beginning of period	188,171	144,027
Cash and cash equivalents at end of period	$301,930	$217,785

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$—	$10,394
Cash paid during the period for:
Interest	$5,247	$8,033
Income taxes, net of refunds	$43,334	$23,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2014, results of operations for the three and six months ended December 31, 2014 and 2013 have been included. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 10-K”) filed with the Securities and Exchange Commission on August 20, 2014.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. We are assessing the impact of adopting ASU 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 will be effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
NOTE 2 – ACQUISITIONS
Our condensed consolidated financial statements include the operating results of acquired entities from their respective dates of acquisition. Transaction costs associated with the acquisitions of ATLAS Medical Services ("ATLAS") and ClinIntel Limited ("ClinIntel") for the six months ended December 31, 2014 were not material and were recognized as incurred.
We accounted for these acquisitions as business combinations in accordance with FASB ASC Topic 805, "Business Combinations." We allocate the amounts that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and that consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, and estimated useful lives, could result in different purchase price allocations and amortization expense in current and future periods.
ClinIntel
On October 3, 2014, we acquired all of the outstanding equity securities of privately-owned ClinIntel, a provider of clinical Randomization and Trial Supply Management (RTSM) services, based in the United Kingdom. ClinIntel’s offerings have been combined into the ClinPhone® RTSM suite and are designed to make patient randomization and clinical supply chain solutions more efficient. Capabilities include advanced RTSM technologies for planning, forecasting and supply chain eLogistics. The business has been integrated into the PAREXEL Informatics ("PI") segment.

The purchase price for the acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date if ClinIntel achieves certain financial targets. We funded the acquisition with existing cash.
The components of the consideration transferred in conjunction with the ClinIntel acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total Consideration transferred:
Cash paid, net of cash acquired	$8,774
Fair value of contingent consideration	9,882
Net purchase price	$18,656
Preliminary Allocation of consideration transferred:
Accounts receivable	$460
Definite-lived intangible assets	6,200
Goodwill	12,131
Total assets acquired	18,791
Current liabilities	135
Total liabilities assumed	135
Net assets acquired:	$18,656

The amounts above represent our preliminary fair value estimates as of December 31, 2014 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the ClinIntel acquisition in the second half of Fiscal Year 2015.
The goodwill of $12.1 million arising from the ClinIntel acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$2,300	10
Technology	3,900	8
Total	$6,200
ATLAS
On July 1, 2014, we acquired all of the outstanding equity securities of ATLAS, a provider of clinical research services in Turkey, the Middle East, and North Africa, for approximately $2.1 million. ATLAS provides services across all phases of clinical development, has broad therapeutic expertise, and provides clinical trial-related services from study planning and feasibility, through site selection, data management and medical writing. The business has been integrated into PAREXEL's Clinical Research Services business. The acquisition was funded with existing cash.
NOTE 3 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of December 31, 2014 and June 30, 2014, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of December 31, 2014 and June 30, 2014, respectively, we had 54,774,686 and 54,661,877 shares of common stock issued and outstanding.

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

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income attributable to common stock	$38,760	$28,329	$75,902	$54,283
Weighted average number of shares outstanding, used in computing basic earnings per share	54,823	56,517	54,781	56,386
Dilutive common stock equivalents	886	878	955	1,009
Weighted average number of shares outstanding used in computing diluted earnings per share	55,709	57,395	55,736	57,395
Basic earnings per share	$0.71	$0.50	$1.39	$0.96
Diluted earnings per share	$0.70	$0.49	$1.36	$0.95
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	814	425	616	260
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

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2014:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2014	$(2,088)	$4,178	$2,090
Other comprehensive income before reclassifications	(68,945)	(12,763)	(81,708)
Loss reclassified from accumulated other comprehensive income	—	1,498	1,498
Net current-period other comprehensive loss	$(68,945)	$(11,265)	$(80,210)
Balance as of December 31, 2014	$(71,033)	$(7,087)	$(78,120)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three and six months ended December 31, 2014 and 2013 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	December 31, 2014	December 31, 2013
Interest rate contracts	$(339)	$(439)	Interest expense, net
Foreign exchange contracts	(745)	—	Service Revenue
Foreign exchange contracts	(3,162)	823	Direct Costs
Cross-currency swap contracts	101	—	Miscellaneous income (expense), net
Total	$(4,145)	$384

	Six Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	December 31, 2014	December 31, 2013
Interest rate contracts	$74	$(868)	Interest expense, net
Foreign exchange contracts	(702)	—	Service Revenue
Foreign exchange contracts	(1,877)	(512)	Direct Costs
Cross-currency swap contracts	184	114	Miscellaneous income (expense), net
Total	$(2,321)	$(1,266)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $1.5 million and $0.8 million, respectively, for the three and six months ended December 31, 2014.
NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Direct costs	$1,040	$711	$2,001	$1,334
Selling, general and administrative	3,294	2,876	6,435	5,634
Total stock-based compensation	$4,334	$3,587	$8,436	$6,968
NOTE 6 – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

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

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® clinical trials management systems (“CTMS”), DataLabs® electronic data capture, web-based portals, systems integration, electronic patient reported outcomes, and LIQUENT InSight® Regulatory Information Management ("RIM") solutions. These services are often bundled together and integrated with other applications to provide eClinical solutions for our clients.

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three and six months ended December 31, 2014, we included the operating results of PROS within the PC segment and retroactively restated the three and six months ended December 31, 2013 to reflect this presentation change.
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
Our segment results were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Service revenue
CRS	$377,404	$363,867	$747,215	$696,459
PC	56,030	59,273	112,425	116,221
PI	65,835	64,005	131,325	123,710
Total service revenue	$499,269	$487,145	$990,965	$936,390
Direct costs
CRS	$264,036	$255,231	$517,365	$493,419
PC	30,689	35,180	62,115	68,630
PI	32,596	34,096	66,660	65,652
Total direct costs	$327,321	$324,507	$646,140	$627,701
Gross profit
CRS	$113,368	$108,636	$229,850	$203,040
PC	25,341	24,093	50,310	47,591
PI	33,239	29,909	64,665	58,058
Total gross profit	$171,948	$162,638	$344,825	$308,689
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
As of December 31, 2014, we had $39.4 million of gross unrecognized tax benefits, of which $25.6 million would impact the effective tax rate if recognized. As of June 30, 2014, we had $41.5 million of gross unrecognized tax benefits, of which $25.4 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $2.1 million net decrease in gross unrecognized tax benefits is primarily attributable to currency translation adjustments.
As of December 31, 2014, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $6.6 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. $5.5 million of gross interest and penalties were included in the liability for unrecognized tax benefits as of both December 31, 2014 and June 30, 2014. For the six month periods ended December 31, 2014 and 2013, expenses of $0.1 million and $0.6 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2000.
For the three and six months ended December 31, 2014, we had effective income tax rates of 28% and 30.4%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States. Our effective income tax rate for the three months ended December 31, 2014 also benefited from the reinstatement of the “look-through” provision of the U.S. tax code effective during the quarter.
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
As of December 31, 2014, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.8 million in our consolidated balance sheets. As of December 31, 2014, we had borrowing availability of $250.0 million under the revolving credit facility.
The obligations under the 2014 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.

Borrowings (other than swingline loans) under the 2014 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%). Loans outstanding under the 2014 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2014 Credit Agreement. The 2014 Credit Agreement terminates and any outstanding loans under it mature and must be repaid on October 15, 2019.
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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2014, we were in compliance with all covenants under the 2014 Credit Agreement.
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

The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2014, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2014, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2014, we transferred approximately $71.8 million of trade receivables. As of December 31, 2014 and June 30, 2014, no transfers were accounted for as a financing activity.
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
Our obligations under the 2013 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2013 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to have exceeded a per annum rate of 1.750%) based on the Leverage Ratio or (b) the Alternate Base Rate, plus a margin (not to have exceeded a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bore interest calculated at the Alternate Base Rate plus a margin (not to have exceeded a per annum rate of 0.750%).
In September 2011, we entered into an interest rate swap agreement which hedged $75.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. Both interest rate swap agreements now hedge $175.0 million of principal under our 2014 Credit Agreement. As of December 31, 2014, our debt under the 2014 Credit Agreement, including the $175.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.96%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
In September 2011, we also entered into an interest rate cap agreement. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended March 31, 2014.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2014, we had $4.5 million available under this line of credit.

We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2014, we had 4.0 million Euros available under this line of credit.
NOTE 9 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2014, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described in Note 8 above are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$280,000	$350,000
We have letter-of-credit agreements with banks totaling approximately $10.5 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Adverse outcomes of tax audits could also result in assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits.
We believe, after consultation with counsel or other experts, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program also intends to reduce the impact of foreign exchange rate risk on our direct costs. In the third quarter of our fiscal year ended June 30, 2014 (“Fiscal Year 2014”), we further expanded the program to reduce the foreign exchange rate risk on our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2014 and June 30, 2014. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	December 31, 2014		June 30, 2014
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$1,871	$100,000	$2,049
Foreign exchange contracts	13,486	455	154,845	5,375
Cross-currency swap contracts	—	—	25,560	528
Derivatives in a liability position:
Interest rate contracts	75,000	(822)	100,000	(1,469)
Foreign exchange contracts	177,667	(13,384)	37,736	(369)
Cross-currency swap contracts	20,630	(407)	—	—
Total designated derivatives	$386,783	$(12,287)	$418,141	$6,114
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$10,592	$381	$100,849	$1,062
Derivatives in a liability position:
Foreign exchange contracts	118,166	(2,571)	49,863	(133)
Total non-designated derivatives	$128,758	$(2,190)	$150,712	$929
Total derivatives	$515,541	$(14,477)	$568,853	$7,043
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended December 31, 2014 and 2013, we recorded losses of $0.9 million and gains of $0.1 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of any hedges. During the six months ended December 31, 2014 and 2013, we recorded losses of $1.5 million and a gain of $0.2 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of any hedges.
The amounts recognized in other comprehensive (loss) income, net of taxes, are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(232)	$365	$259	$43
Foreign exchange contracts	(3,858)	552	(11,561)	4,997
Cross-currency swap contracts	97	38	37	(114)
Total designated derivatives	$(3,993)	$955	$(11,265)	$4,926
The unrealized gain (loss) on derivative instruments is net of $2.3 million and $0.6 million taxes, respectively, for the three months ended December 31, 2014 and 2013. The unrealized gain (loss) on derivative instruments is net of $6.3 million and $3.3 million taxes, respectively, for the six months ended December 31, 2014 and 2013. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $13.5 million.

The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a loss of $7.7 million and a gain of $1.0 million for the three months ended December 31, 2014 and 2013, respectively. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a loss of $15.2 million and a gain of $2.4 million for the six months ended December 31, 2014 and 2013, respectively. The unrealized (loss) gain recognized are presented below:

(in thousands)	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$—	$(249)	$—	$(1,521)
Foreign exchange contracts	(430)	(182)	(3,119)	731
Total non-designated derivative unrealized (loss) gain, net	$(430)	$(431)	$(3,119)	$(790)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—		$(12,059)	$(12,059)
Interest rate derivative instruments	—	1,049		1,049
Foreign currency exchange contracts	—	(15,526)		(15,526)
Total	$—	$(14,477)	$(12,059)	$(26,536)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,152)	$(5,152)
Interest rate derivative instruments	—	580	—	580
Foreign currency exchange contracts	—	6,463	—	6,463
Total	$—	$7,043	$(5,152)	$1,891

Level 1 Estimates
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of December 31, 2014, we did not hold any marketable securities. As of June 30, 2014, we held marketable securities with a carrying value of $95.6 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
Level 2 Estimates
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
Level 3 Estimates
Contingent consideration liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration of alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
We acquired HERON Group LTD (“HERON”) in April 2013. The $22.8 million purchase price included the potential for us to pay up to an additional $14.2 million over the twenty-six month period following the acquisition date if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million. Contingent consideration related to the HERON acquisition is measured at fair value using an income approach valuation technique. For the three months ended December 31, 2014 we no longer used a probability weighted assumption for the achievement of financial targets as we believe our fiscal year forecast for HERON's results is more accurate and reasonable given the short duration until the final earnout date. However, this input is still subjective and is dependent on the performance of the business. We continue to discount the estimated cash flow at the time of payment. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates. The final obligation will be measured on June 30, 2015 based upon the operating results for the fiscal year ending June 30, 2015.
As described in Note 2 above, the purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date if ClinIntel achieves specific financial targets. The contingent consideration related to the ClinIntel acquisition is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

	HERON	ClinIntel
Unobservable Input	Range	Range
Discount rate	18%	4%
Probability of achieving financial targets	100%	12.5% to 75%
Projected period of payment	August 2015	August 2016

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2014	$5,152
Additions of contingent consideration due to acquisitions	9,882
Change in fair value of contingent consideration	$(2,975)
Balance at December 31, 2014	$12,059

For the six months ended December 31, 2014, the change in fair value of contingent consideration of $3.0 million was recorded in selling, general and administrative expense.
For the six months ended December 31, 2014, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $96.4 million as of December 31, 2014, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our current and long-term debt under the 2014 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

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
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

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

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three and six months ended December 31, 2014, we included the operating results of PROS within the PC segment and retroactively restated the three and six months ended December 31, 2013 to reflect this presentation change.
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

(in thousands)	Three Months Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	$377,404	$363,867	$13,537	3.7%
PC	56,030	59,273	(3,243)	(5.5)%
PI	65,835	64,005	1,830	2.9%
Total service revenue	$499,269	$487,145	$12,124	2.5%
Direct costs
CRS	$264,036	$255,231	$8,805	3.4%
PC	30,689	35,180	(4,491)	(12.8)%
PI	32,596	34,096	(1,500)	(4.4)%
Total direct costs	$327,321	$324,507	$2,814	0.9%
Gross profit
CRS	$113,368	$108,636	$4,732	4.4%
PC	25,341	24,093	1,248	5.2%
PI	33,239	29,909	3,330	11.1%
Total gross profit	$171,948	$162,638	$9,310	5.7%

(in thousands)	Six Months Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	747,215	$696,459	$50,756	7.3%
PC	112,425	116,221	(3,796)	(3.3)%
PI	131,325	123,710	7,615	6.2%
Total service revenue	$990,965	$936,390	$54,575	5.8%
Direct costs
CRS	$517,365	$493,419	$23,946	4.9%
PC	62,115	68,630	(6,515)	(9.5)%
PI	66,660	65,652	1,008	1.5%
Total direct costs	$646,140	$627,701	$18,439	2.9%
Gross profit
CRS	$229,850	$203,040	$26,810	13.2%
PC	50,310	47,591	2,719	5.7%
PI	64,665	58,058	6,607	11.4%
Total gross profit	$344,825	$308,689	$36,136	11.7%

Three Months Ended December 31, 2014 Compared With Three Months Ended December 31, 2013:
Revenue
Service revenue increased by $12.1 million, or 2.5%, to $499.3 million for the three months ended December 31, 2014 from $487.1 million for the same period in 2013.
On a segment basis, CRS service revenue increased by $13.5 million, or 3.7%, to $377.4 million for the three months ended December 31, 2014 from $363.9 million for the same period in 2013. CRS increases were due higher levels of backlog and our ability to convert backlog into revenue through the efforts of our employee base.
PC service revenue decreased by $3.2 million, or 5.5%, to $56.0 million for the three months ended December 31, 2014 from $59.3 million for the same period in 2013. The lower service revenue was primarily attributable to a large, non performance-related contract cancellation in our Strategic Compliance business which occurred during the fiscal quarter ended March 31, 2014, partially offset by growth in other businesses within the PC segment.
PI service revenue increased by $1.8 million, or 2.9%, to $65.8 million for the three months ended December 31, 2014 from $64.0 million for the three months ended December 31, 2013. The growth was primarily driven by our RTSM and platform solutions businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $2.8 million, or 0.9%, to $327.3 million for the three months ended December 31, 2014 from $324.5 million for the three months ended December 31, 2013. As a percentage of total service revenue, direct costs decreased to 65.6% from 66.6% for the respective periods. All three segments contributed to the gross margin improvement, with the primary drivers being the impact of various productivity and efficiency initiatives, changes in the revenue mix, and the increased sourcing of operations to low-cost countries.
On a segment basis, CRS direct costs increased by $8.8 million, or 3.4%, to $264.0 million for the three months ended December 31, 2014 from $255.2 million for the three months ended December 31, 2013. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs decreased to 70.0% for the three months ended December 31, 2014 from 70.1% for the same period in 2013 primarily due to the impact of revenue growth.
PC direct costs decreased by $4.5 million, or 12.8%, to $30.7 million for the three months ended December 31, 2014 from $35.2 million for the three months ended December 31, 2013 largely due to a reduction in labor costs. As a percentage of PC service revenue, direct costs decreased to 54.8% from 59.4% for the respective periods due to the more favorable revenue mix and a higher utilization rate of resources.
PI direct costs decreased by $1.5 million, or 4.4%, to $32.6 million for the three months ended December 31, 2014 from $34.1 million for the three months ended December 31, 2013. The decrease was driven in part by the impact of various productivity and efficiency initiatives. As a percentage of PI service revenue, PI direct costs decreased to 49.5% for the three months ended December 31, 2014 from 53.3% for the same period in 2013 primarily due to improved productivity and changes in revenue mix.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense increased by $3.3 million, or 3.4%, to $98.8 million for the three months ended December 31, 2014 from $95.5 million for the three months ended December 31, 2013. This increase was primarily due to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth. As a percentage of service revenue, SG&A expense increased to 19.8% of service revenue for the three months ended December 31, 2014 from 19.6% of service revenue for the three months ended December 31, 2013.
Depreciation and Amortization
Depreciation and amortization expense remained flat at $20.4 million for the three months ended December 31, 2014 and December 31, 2013. Depreciation expense remained consistent due to lower levels of capital spending. As a percentage of service revenue, depreciation and amortization expense was 4.1% for the three months ended December 31, 2014 compared with 4.2% for the same period in 2013.

Income from Operations
Income from operations increased to $52.8 million for the three months ended December 31, 2014 from $46.7 million for the same period in 2013. Income from operations as a percentage of service revenue, or operating margin, increased to 10.6% from 9.6% for the respective periods. This increase in both income from operations and operating margin was due primarily to higher gross margin, partially offset by higher SG&A expenses.
Other Income (Expense)
We recorded net other income of $1.1 million for the three months ended December 31, 2014 compared with net other expense of $3.7 million for the three months ended December 31, 2013. The $4.8 million increase in net other income was primarily due to a $4.1 million increase in miscellaneous income and a $0.7 million reduction in net interest expense. The increase in miscellaneous income was largely due to a net $2.5 million foreign currency exchange gain recorded during the three months ended December 31, 2014 reflecting the strengthening of the U.S. dollar against most major currencies throughout the world, compared to the net foreign currency exchange losses recorded during the three months ended December 31, 2013. Net interest expense decreased as a result of lower average debt balances.
Taxes
For the three months ended December 31, 2014 and 2013, we had effective income tax rates of 28.0% and 34.1%, respectively. The tax rate for the three months ended December 31, 2014 and 2013 benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. The effective income tax rate for the three months ended December 31, 2014 also benefited from the reinstatement of the “look-through” provision of the U.S. tax code effective during the quarter.

Six Months Ended December 31, 2014 Compared With Six Months Ended December 31, 2013:
Revenue
Service revenue increased by $54.6 million, or 5.8%, to $991.0 million for the six months ended December 31, 2014 from $936.4 million for the same period in 2013.
On a segment basis, CRS service revenue increased by $50.8 million, or 7.3%, to $747.2 million for the six months ended December 31, 2014 from $696.5 million for the same period in 2013. CRS increases were due higher levels of backlog and our ability to convert backlog into revenue through the efforts of our employee base. The increases were partially offset by the negative impact of foreign currency exchange rate movements.
PC service revenue declined by $3.8 million, or 3.3%, to $112.4 million for the six months ended December 31, 2014 from $116.2 million for the same period in 2013. The lower service revenue was primarily attributable to a large, non performance-related contract cancellation in our Strategic Compliance business which occurred during the fiscal quarter ended March 31, 2014, partially offset by growth in other businesses within the PC segment.
PI service revenue increased by $7.6 million, or 6.2%, to $131.3 million for the six months ended December 31, 2014 from $123.7 million for the same period in 2013. The continued growth in PI service revenue was primarily due to strength in our medical imaging, RTSM, and platform solutions businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $18.4 million, or 2.9%, to $646.1 million for the six months ended December 31, 2014 from $627.7 million for the same period in 2013. As a percentage of total service revenue, direct costs decreased to 65.2% from 67.0% for the respective periods.
On a segment basis, CRS direct costs increased by $23.9 million, or 4.9%, to $517.4 million for the six months ended December 31, 2014 from $493.4 million for the same period in 2013. This increase resulted primarily from headcount growth in CRS due to higher levels of clinical trial activity and in response to staffing needs for recent new business wins. As a percentage of CRS service revenue, CRS direct costs decreased to 69.2% from 70.8% for the respective periods due to the impact of various productivity and efficiency initiatives.
PC direct costs decreased by $6.5 million, or 9.5%, to $62.1 million for the six months ended December 31, 2014 from $68.6 million for the same period in 2013 primarily due to a reduction in labor costs. As a percentage of PC service revenue, PC direct costs decreased to 55.3% from 59.1% for the respective periods due to the more favorable revenue mix and a higher utilization rate of resources.

PI direct costs increased by $1.0 million, or 1.5%, to $66.7 million for the six months ended December 31, 2014 from $65.7 million for the same period in 2013. The increase resulted primarily from headcount growth related to the growth in revenue. As a percentage of PI service revenue, PI direct costs decreased to 50.8% from 53.1% for the respective periods due to improved productivity and changes in revenue mix.
Selling, General and Administrative
SG&A expense increased to $197.7 million for the six months ended December 31, 2014 from $180.4 million for the same period in 2013. This $17.3 million increase was due primarily to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, an increase in expenses for professional fees, and fees for legal settlements offset by the change in fair value of contingent consideration. As a percentage of service revenue, SG&A expense increased to 20.0% of service revenue for the six months ended December 31, 2014 compared with 19.3% of service revenue for the six months ended December 31, 2013. This increase was due to investments to support employee and infrastructure growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.1 million to $40.8 million for the six months ended December 31, 2014 from $39.7 million for the same period in 2013. As a percentage of service revenue, depreciation and amortization expense was 4.1% and 4.2% for the six months ended December 31, 2014 and 2013, respectively. As a percentage of revenue, the decline in depreciation and amortization expense was mainly due to revenue increases.
Income from Operations
Income from operations increased to $106.4 million for the six months ended December 31, 2014 from $88.5 million for the same period in 2013. Income from operations as a percentage of service revenue, or operating margin, increased to 10.7% from 9.5% for the respective periods. This increase in both income from operations and operating margin was due primarily to revenue growth and gross margin expansion in all of our reportable segments.
Other Income (Expense)
We recorded net other income of $2.7 million for the six months ended December 31, 2014 compared with net other expense of $6.7 million for the same period in 2013. The $9.4 million change was primarily driven by a $7.7 million increase in miscellaneous income, mainly as a result of net foreign currency exchange gains recorded during the six months ended December 31, 2014 compared with net foreign currency exchange losses recorded during the six months ended December 31, 2013. The other driver of the change was a decrease in net interest expense of $1.7 million resulting from lower average debt balances and lower interest rates during the six months ended December 31, 2014.
Taxes
For the six months ended December 31, 2014 and 2013, we had effective income tax rates of 30.4% and 33.7%, respectively. The tax rate for the six months ended December 31, 2014 was reduced by the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate and a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of December 31, 2014, we had cash and cash equivalents of approximately $301.9 million, the majority of which is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended December 31, 2014 and June 30, 2014:

(in millions)	December 31, 2014	June 30, 2014
Billed accounts receivable, net	$435.0	$497.1
Unbilled accounts receivable, net	214.3	225.5
Total accounts receivable	649.3	722.6
Deferred revenue	448.8	467.0
Net receivables	$200.5	$255.6

DSO (in days)	26	32
DSO improved for the three months ended December 31, 2014 compared with the three months ended June 30, 2014 driven by increased cash collections during the quarter.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $98.4 million for the six months ended December 31, 2014 and $112.3 million for the six months ended December 31, 2013. The $13.9 million decrease in operating cash flows resulted primarily from a $29.9 million decrease in net change of working capital and a decrease of a $6.5 million resulting from the impact of changes in deferred taxes . These decreases were partially offset by $21.6 million of higher net income and a $1.5 million increase in stock-based compensation.
Investing Activities
Net cash provided by investing activities was $54.5 million for the six months ended December 31, 2014 and $6.7 million for the six months ended December 31, 2013.
During the six months ended December 31, 2014, we received $88.6 million in proceeds from the sale of marketable securities, which was offset by $23.6 million in capital expenditures and $10.4 million in cash used for business acquisitions.
During the six months ended December 31, 2013, we received $40.8 million in net proceeds from the sale of marketable securities, which was partially offset by $34.1 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $6.8 million for the six months ended December 31, 2014 compared with net cash used in financing activities of $54.3 million for the six months ended December 31, 2013.
During the six months ended December 31, 2014, we received $7.5 million in proceeds related to employee stock purchases offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement (as defined below).

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
As of December 31, 2014, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.8 million in our consolidated balance sheets. As of December 31, 2014, we had borrowing availability of $250.0 million under the revolving credit facility.
The obligations under the 2014 Credit Agreement are guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower are guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bear interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%). Loans outstanding under the 2014 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2014 Credit Agreement. The 2014 Credit Agreement terminates and any outstanding loans under it mature and must be repaid on October 15, 2019.
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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed to leverage ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2014, we were in compliance with all covenants under the 2014 Credit Agreement.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2014, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2014, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2014, we transferred approximately $71.8 million of trade receivables. As of December 31, 2014 and June 30, 2014, no transfers were accounted for as a financing activity.

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
Our obligations under the 2013 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2013 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to have exceeded a per annum rate of 1.750%) based on the Leverage Ratio or (b) the Alternate Base Rate, plus a margin (not to have exceeded a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bore interest calculated at the Alternate Base Rate plus a margin (not to have exceeded a per annum rate of 0.750%).
In September 2011, we entered into an interest rate swap agreement which hedged $75.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. Both interest rate swap agreements now hedge $175.0 million of principal under our 2014 Credit Agreement. As of December 31, 2014, our debt under the 2014 Credit Agreement, including the $175.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.96%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
In September 2011, we also entered into an interest rate cap agreement. The interest rate cap agreement hedged $25.0 million of principal under our 2013 Credit Agreement with an interest rate cap of 2.00% plus an applicable margin. In March 2014, the interest rate cap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended March 31, 2014.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2014, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2014, we had 4.0 million Euros available under this line of credit.

DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2014, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described above under “Credit Agreements”are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$280,000	$350,000
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks totaling approximately $10.5 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Adverse outcomes of tax audits could also result in assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits.

We believe, after consultation with counsel or other experts, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

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
Capital Expenditures
We made capital expenditures of approximately $23.6 million during the six months ended December 31, 2014, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the six months ended December 31, 2014 and 2013, we derived approximately 55.4% and 54.0% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the six months ended December 31, 2014 and 2013, our Euro denominated service revenue accounted for 13.4% and 14.3% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of December 31, 2014, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $386.8 million, including two interest rate swap agreements with a total notional value of $175.0 million that hedge borrowings under our 2014 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of December 31, 2014, the estimated amount that could be recognized in earnings was a loss of approximately $7.1 million, net of tax.
As of December 31, 2014, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $128.8 million.
During the six months ended December 31, 2014 and 2013, we recorded net foreign currency exchange gains of $6.0 million and net foreign currency exchange losses of $1.9 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $2.5 million at December 31, 2014 and $12.5 million at June 30, 2014. Long-term debt was $347.5 million at December 31, 2014 and $337.5 million at June 30, 2014. As of December 31, 2014, $175.0 million of borrowings under our 2014 Credit Agreement were hedged under two interest rate swap agreements and $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. We did not have a material exposure to changes in interest rate as of December 31, 2014. Based on average total debt for the six months ended December 31, 2014, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $0.8 million on an annual basis.
MARKETABLE SECURITIES
During the six months ended December 31, 2014, our marketable security investments held at June 30, 2014 matured. We purchased similar foreign government treasury certificates that are actively traded with original maturities less than 90 days. These securities are recorded at their amortized costs, which is not materially different than fair value. Securities with original maturities less than 90 days are recorded in cash and cash equivalent in our consolidated balance sheets and securities with original maturities over 90 days but less than one year are recorded as marketable securities in our consolidated balance sheets. As of December 31, 2014, all outstanding securities have original maturities less than 90 days and were recorded at their amortized cost. Since the counterparty is a stable sovereign and due to the relatively short terms of maturity (less than one year), we do not believe that these investments are at high risk of default. Nevertheless, these investments are still at risk for changes in market rates and prices.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 55.4% and 54.0% of total consolidated service revenue for the six months ended December 31, 2014 and 2013, respectively. More specifically, for the six months ended December 31, 2014 and 2013, our service revenue from operations in Europe, the Middle East and Africa represented 38.6% and 36.2%, respectively, of total consolidated service revenue. Our service revenue from operations in the Asia/Pacific region represented 13.1% and 14.1% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $52.8 million for the fiscal quarter ended December 31, 2014, $53.6 million for the fiscal quarter ended September 30, 2014, $58.8 million for the fiscal quarter ended June 30, 2014, $52.2 million for the fiscal quarter ended March 31, 2014, and $46.7 million for the fiscal quarter ended December 31, 2013,. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the Euro and the pound sterling, and are translated into U.S. dollars for financial reporting purposes. For the three months ended December 31, 2014 and 2013, our Euro denominated service revenue accounted for 13.4% and 14.3% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
As of December 31, 2014, our total assets included $417.7 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and our Company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. Our Fiscal Year 2009 management assessment revealed a material weakness in our internal controls over financial reporting due to insufficient controls associated with accounting for the ClinPhone business combination, specifically the adoption by ClinPhone of an accounting policy for revenue recognition that was compliant with generally accepted accounting principles in the U.S. We have since changed our internal controls to address this material weakness and concluded in Fiscal Year 2013 that our internal controls related to our accounting for business combinations were designed and operating effectively. Nevertheless, we may identify other significant deficiencies or material weaknesses which we may not be able to remediate in a timely manner or at all.
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
As of December 31, 2014, we had $350.0 million principal amount of debt outstanding and remaining borrowing availability of $250.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On February 3, 2015, the closing sales price of our common stock on the Nasdaq Global Select Market was $60.89 per share. During the period from January 31, 2013 to February 3, 2015, our common stock traded at prices ranging from a high of $64.72 per share to a low of $32.75 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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

PAREXEL International Corporation

Date:	February 5, 2015	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2015	By: /s/ Ingo Bank

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