Form 10-Q
period 2015-03-31
PAREXEL INTERNATIONAL CORP
filed 2015-05-01
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2015, there were 55,169,257 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$295,351	$188,171
Marketable securities	—	95,641
Billed and unbilled accounts receivable, net	705,741	722,623
Prepaid expenses	18,098	13,641
Deferred tax assets	57,093	54,061
Income taxes receivable	4,875	—
Other current assets	43,861	47,995
Total current assets	1,125,019	1,122,132
Property and equipment, net	213,704	234,164
Goodwill	323,769	329,520
Other intangible assets, net	82,992	91,855
Non-current deferred tax assets	8,503	6,669
Long-term income taxes receivable	10,575	13,406
Other assets	34,247	36,254
Total assets	$1,798,809	$1,834,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$12,501
Accounts payable	60,340	66,483
Deferred revenue	383,863	422,441
Accrued expenses	38,089	52,034
Accrued employee benefits and withholdings	142,812	175,840
Current deferred tax liabilities	12,468	16,592
Income taxes payable	—	19,384
Other current liabilities	35,318	5,957
Total current liabilities	677,890	771,232
Long-term debt, net of current portion	377,049	334,443
Non-current deferred tax liabilities	33,123	32,598
Long-term income tax liabilities	27,886	29,525
Long-term deferred revenue	39,179	44,523
Other liabilities	39,919	43,998
Total liabilities	1,195,046	1,256,319
Stockholders’ equity:
Preferred stock	—	—
Common stock	551	547
Additional paid-in capital	29,570	—
Retained earnings	688,687	575,044
Accumulated other comprehensive (loss) income	(115,045)	2,090
Total stockholders’ equity	603,763	577,681
Total liabilities and stockholders’ equity	$1,798,809	$1,834,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service revenue	$502,033	$492,375	$1,492,998	$1,428,765
Reimbursement revenue	74,382	85,543	232,151	252,453
Total revenue	576,415	577,918	1,725,149	1,681,218
Direct costs	337,954	323,149	984,094	950,850
Reimbursable out-of-pocket expenses	74,382	85,543	232,151	252,453
Selling, general and administrative	88,427	96,528	286,135	276,968
Depreciation	17,934	16,802	51,644	48,848
Amortization	3,489	3,725	10,532	11,383
Total costs and expenses	522,186	525,747	1,564,556	1,540,502
Income from operations	54,229	52,171	160,593	140,716
Interest expense, net	(1,820)	(2,072)	(5,392)	(7,342)
Miscellaneous income (expense), net	1,314	(292)	7,594	(1,694)
Total other (expense) income	(506)	(2,364)	2,202	(9,036)
Income before income taxes	53,723	49,807	162,795	131,680
Provision for income taxes	15,982	15,068	49,152	42,658
Net income	$37,741	$34,739	$113,643	$89,022

Earnings per common share
Basic	$0.69	$0.61	$2.07	$1.58
Diluted	$0.68	$0.60	$2.04	$1.55
Shares used in computing earnings per common share
Basic	54,930	56,713	54,830	56,494
Diluted	55,838	57,673	55,769	57,486

Comprehensive income
Net income	$37,741	$34,739	$113,643	$89,022
Unrealized (loss) gain on derivative instruments, net of taxes	(867)	(176)	(12,132)	4,750
Foreign currency translation adjustment	(36,056)	(686)	(105,003)	22,256
Total comprehensive income (loss)	$818	$33,877	$(3,492)	$116,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash flow from operating activities:
Net income	$113,643	$89,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,176	60,231
Stock-based compensation	13,181	10,880
Excess tax benefit from stock-based compensation	(7,570)	(3,467)
Deferred income taxes	(5,501)	(11,927)
Other non-cash items	(4,355)	(134)
Changes in operating assets and liabilities, net of effects from acquisitions	(72,972)	44,094
Net cash provided by operating activities	98,602	188,699
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(10,880)	(150)
Purchase of marketable securities	—	(154,691)
Proceeds from sale and maturity of marketable securities	88,564	291,824
Purchase of property and equipment	(45,607)	(49,730)
Net cash provided by investing activities	32,077	87,253
Cash flow from financing activities:
Proceeds from issuance of common stock, net	8,822	3,869
Excess tax benefit from stock-based compensation	7,570	3,467
Payments for share repurchase	—	(4,906)
Borrowings under credit agreement/facility	342,500	345,000
Repayments under credit agreement/facility	(307,500)	(482,500)
Borrowings under factoring agreement	—	4,497
Payments for debt issuance costs	(684)	(671)
Net cash provided by (used in) financing activities	50,708	(131,244)
Effect of exchange rate changes on cash and cash equivalents	(74,207)	9,920
Net increase in cash and cash equivalents	107,180	154,628
Cash and cash equivalents at beginning of period	188,171	144,027
Cash and cash equivalents at end of period	$295,351	$298,655

Supplemental disclosures of cash flow information
Non-cash debt settlement under factoring agreement	$—	$14,359
Cash paid during the period for:
Interest	$8,891	$10,957
Income taxes, net of refunds	$61,511	$44,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2015, results of operations for the three and nine months ended March 31, 2015 and 2014 have been included. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 10-K”) filed with the Securities and Exchange Commission on August 20, 2014.
Recently Adopted Accounting Standards
In March 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. We adopted ASU 2013-05 beginning in our fiscal quarter ended September 30, 2014. The adoption of ASU 2013-05 did not impact our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. We are assessing the impact of adopting ASU No. 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 will be effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (1) prospective to all awards granted or modified after the effective date; or (2) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all awards granted or modified thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of ASU No. 2014-12 to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years ending after December 15, 2015. Early application is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

NOTE 2 – ACQUISITIONS
Our condensed consolidated financial statements include the operating results of acquired entities from their respective dates of acquisition. Transaction costs associated with the acquisitions of ATLAS Medical Services ("ATLAS") and ClinIntel Limited ("ClinIntel") for the nine months ended March 31, 2015 were not material and were recognized as incurred.
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
The components of the consideration transferred in conjunction with the ClinIntel acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Total Consideration transferred:
Cash paid, net of cash acquired	$8,780
Fair value of contingent consideration	9,882
Net purchase price	$18,662
Preliminary Allocation of consideration transferred:
Accounts receivable	$460
Definite-lived intangible assets	6,200
Goodwill	12,137
Total assets acquired	18,797
Current liabilities	135
Total liabilities assumed	135
Net assets acquired:	$18,662
The amounts above represent our preliminary fair value estimates as of March 31, 2015 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the ClinIntel acquisition by the end of Fiscal Year 2015.
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
ATLAS

On July 1, 2014, we acquired all of the outstanding equity securities of ATLAS, a provider of clinical research services in Turkey, the Middle East, and North Africa, for approximately $2.1 million. ATLAS provides services across all phases of clinical development, has broad therapeutic expertise, and provides clinical trial-related services from study planning and feasibility, through site selection, data management and medical writing. The business has been integrated into our Clinical Research Services business. The acquisition was funded with existing cash.
Quantum Solutions India
On April 13, 2015, we acquired all of the business assets of privately-owned Quantum Solutions India ("QSI"), a leading provider of specialized pharmacovigilance services, based in Chandigarh, India. Pharmacovigilance is the collection, detection, assessment, monitoring, and prevention of adverse effects associated with pharmaceutical products.
We paid approximately $96.3 million for the assets of QSI. We funded the acquisition through use of existing cash held outside of the United States. We will include QSI results of operations in our CRS segment. Due to the limited time since the acquisition date, we have not yet completed the initial accounting for this business combination.
NOTE 3 – EQUITY AND EARNINGS PER SHARE
We have authorized five million shares of preferred stock at $0.01 par value. As of March 31, 2015 and June 30, 2014, we had no shares of preferred stock issued and outstanding.
We have authorized 150 million shares of common stock at $0.01 par value. As of March 31, 2015 and June 30, 2014, respectively, we had 55,134,643 and 54,661,877 shares of common stock issued and outstanding.
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

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net income attributable to common stock	$37,741	$34,739	$113,643	$89,022
Weighted average number of shares outstanding, used in computing basic earnings per share	54,930	56,713	54,830	56,494
Dilutive common stock equivalents	908	960	939	992
Weighted average number of shares outstanding used in computing diluted earnings per share	55,838	57,673	55,769	57,486
Basic earnings per share	$0.69	$0.61	$2.07	$1.58
Diluted earnings per share	$0.68	$0.60	$2.04	$1.55
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	940	798	723	439
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
NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2015:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2014	$(2,088)	$4,178	$2,090
Other comprehensive loss before reclassifications	(105,003)	(5,098)	(110,101)
Loss reclassified from accumulated other comprehensive income	—	(7,034)	(7,034)
Net current-period other comprehensive loss	$(105,003)	$(12,132)	$(117,135)
Balance as of March 31, 2015	$(107,091)	$(7,954)	$(115,045)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three and nine months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	March 31, 2015	March 31, 2014
Interest rate contracts	$(324)	$(440)	Interest expense, net
Foreign exchange contracts	(1,372)	—	Service Revenue
Foreign exchange contracts	(6,148)	1,366	Direct Costs
Total	$(7,844)	$926

	Nine Months Ended		Affected Line in the Consolidated Statements of Income
(in thousands)	March 31, 2015	March 31, 2014
Interest rate contracts	$(1,076)	$(1,308)	Interest expense, net
Foreign exchange contracts	(2,074)	—	Service Revenue
Foreign exchange contracts	(8,025)	854	Direct Costs
Cross-currency swap contracts	184	114	Miscellaneous income (expense), net
Total	$(10,991)	$(340)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $2.8 million and $4.0 million, respectively, for the three and nine months ended March 31, 2015.
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

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Direct costs	$1,299	$878	$3,300	$2,212
Selling, general and administrative	3,446	3,034	9,881	8,668
Total stock-based compensation	$4,745	$3,912	$13,181	$10,880
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

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three and nine months ended March 31, 2015, we included the operating results of PROS within the PC segment and retroactively restated the three and nine months ended March 31, 2014 to reflect this presentation change.
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

Our segment results were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service revenue
CRS	$384,779	$373,216	$1,131,994	$1,069,675
PC	50,070	55,302	162,495	171,523
PI	67,184	63,857	198,509	187,567
Total service revenue	$502,033	$492,375	$1,492,998	$1,428,765
Direct costs
CRS	$274,053	$255,244	$791,418	$748,663
PC	28,645	32,833	90,760	101,463
PI	35,256	35,072	101,916	100,724
Total direct costs	$337,954	$323,149	$984,094	$950,850
Gross profit
CRS	$110,726	$117,972	$340,576	$321,012
PC	21,425	22,469	71,735	70,060
PI	31,928	28,785	96,593	86,843
Total gross profit	$164,079	$169,226	$508,904	$477,915
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
As of March 31, 2015, we had $37.1 million of gross unrecognized tax benefits, of which $24.2 million would impact the effective tax rate if recognized. As of June 30, 2014, we had $41.5 million of gross unrecognized tax benefits, of which $25.4 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $4.4 million net decrease in gross unrecognized tax benefits is primarily attributable to currency translation adjustments.
As of March 31, 2015, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $10.7 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2015 and June 30, 2014, $5.3 million and $5.5 million, respectively of gross interest and penalties were included in the liability for unrecognized tax benefits. For the nine month periods ended March 31, 2015 and 2014, expenses of $0.7 million and $0.8 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2000.
For the three and nine months ended March 31, 2015, we had effective income tax rates of 29.7% and 30.2%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States.
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
The loan facility available under the 2014 Credit Agreement consists of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount is available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount is available through the revolving credit facility. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
The 2014 Credit Agreement is intended to provide funds for (i) stock repurchases, (ii) the issuance of letters of credit and (iii) our and our subsidiaries' other general corporate purposes, including permitted acquisitions.
As of March 31, 2015, we had $85.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.6 million in our consolidated balance sheets. As of March 31, 2015, we had borrowing availability of $215.0 million under the revolving credit facility.
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
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally must be paid ten business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on October 15, 2019:

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of March 31, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of March 31, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2015, we transferred approximately $90.4 million of trade receivables. As of March 31, 2015 and June 30, 2014, no transfers were accounted for as a financing activity.
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
Borrowings (other than swingline loans) under the 2013 Credit Agreement bore interest, at our determination, at a rate based on either (i) LIBOR plus a margin (not to have exceeded a per annum rate of 1.750%) based on the Leverage Ratio or (ii) the Alternate Base Rate, plus a margin (not to have exceeded a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bore interest calculated at the Alternate Base Rate plus a margin (not to have exceeded a per annum rate of 0.750%).
In September 2011, we entered into an interest rate swap agreement which hedged $75.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. Both interest rate swap agreements now hedge $150.0 million of principal under our 2014 Credit Agreement. As of March 31, 2015, our debt under the 2014 Credit Agreement, including the $150.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.68%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2015, we had 4.0 million Euros available under this line of credit.
NOTE 9 – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described in Note 8 above are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$315,000	$385,000
We have letter-of-credit agreements with banks totaling approximately $9.6 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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

•
Our interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. We swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. We also employed an interest rate cap, which matured in March 2014, that compensated us if variable interest rates rose above a pre-determined rate. Our interest rate contracts are designated as hedging instruments.

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
The following table presents the notional amounts and fair values of our derivatives as of March 31, 2015 and June 30, 2014. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in thousands)	March 31, 2015		June 30, 2014
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$732	$100,000	$2,049
Foreign exchange contracts	28,941	740	154,845	5,375
Cross-currency swap contracts	—	—	25,560	528
Derivatives in a liability position:
Interest rate contracts	50,000	(202)	100,000	(1,469)
Foreign exchange contracts	172,533	(14,622)	37,736	(369)
Cross-currency swap contracts	18,303	(3,154)	—	—
Total designated derivatives	$369,777	$(16,506)	$418,141	$6,114
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$93,010	$677	$100,849	$1,062
Derivatives in a liability position:
Foreign exchange contracts	95,414	(3,680)	49,863	(133)
Total non-designated derivatives	$188,424	$(3,003)	$150,712	$929
Total derivatives	$558,201	$(19,509)	$568,853	$7,043
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended March 31, 2015 and 2014, we recorded losses of $0.7 million and gains of $0.2 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges. During the nine months ended March 31, 2015 and 2014, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were losses of $2.2 million and zero, respectively.

The amounts recognized in other comprehensive (loss) income, net of taxes, are presented below:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(283)	$(195)	$(24)	$(152)
Foreign exchange contracts	(552)	(10)	(12,113)	4,987
Cross-currency swap contracts	(32)	29	5	(85)
Total designated derivatives	$(867)	$(176)	$(12,132)	$4,750
The unrealized gain (loss) on derivative instruments is net of $0.4 million and $0.2 million taxes, respectively, for the three months ended March 31, 2015 and 2014. The unrealized gain (loss) on derivative instruments is net of $6.7 million and $3.1 million taxes, respectively, for the nine months ended March 31, 2015 and 2014. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $14.1 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $5.7 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a loss of $20.9 million and a gain of $0.4 million for the nine months ended March 31, 2015 and 2014, respectively. The unrealized (loss) gain recognized are presented below:

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$—	$3,431	$—	$1,910
Foreign exchange contracts	(813)	736	(3,932)	1,467
Total non-designated derivative unrealized (loss) gain, net	$(813)	$4,167	$(3,932)	$3,377

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(9,218)	$(9,218)
Interest rate derivative instruments	—	530	—	530
Foreign currency exchange contracts	—	(20,039)	—	(20,039)
Total	$—	$(19,509)	$(9,218)	$(28,727)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5,152)	$(5,152)
Interest rate derivative instruments	—	580	—	580
Foreign currency exchange contracts	—	6,463	—	6,463
Total	$—	$7,043	$(5,152)	$1,891
Level 1 Estimates
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of March 31, 2015, we did not hold any marketable securities. As of June 30, 2014, we held marketable securities with a carrying value of $95.6 million. Our marketable securities are classified as held-to-maturity based on our intent and ability to hold the securities to maturity and are recorded at amortized cost, which is not materially different than fair value. Interest and dividends related to these securities are reported as a component of interest income in our consolidated statements of income.
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
We acquired HERON Group LTD (“HERON”) in April 2013. The $22.8 million purchase price included the potential for us to pay up to an additional $14.2 million over the twenty-six month period following the acquisition date if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million. Contingent consideration related to the HERON acquisition is measured at fair value using an income approach valuation technique. For the three months ended March 31, 2015, we determined that it is remote that HERON would achieve the specific financial targets associated with the contingent consideration.
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
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

ClinIntel
Unobservable Input	Range
Discount rate	4%
Probability of achieving financial targets	12.5% to 75%
Projected period of payment	August 2016

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2014	$5,152
Additions of contingent consideration due to acquisitions	9,882
Change in fair value of contingent consideration	(4,964)
Effect of changes in exchange rates used for translation	(852)
Balance at March 31, 2015	$9,218

For the three and nine months ended March 31, 2015, the change in fair value of contingent consideration of $2.0 million and $5.0 million was recorded in selling, general and administrative expense, respectively.
For the nine months ended March 31, 2015, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $98.0 million as of March 31, 2015, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
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

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), a service line designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For the three and nine months ended March 31, 2015, we included the operating results of PROS within the PC segment and retroactively restated the three and nine months ended March 31, 2014 to reflect this presentation change.
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

(dollar amounts in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	$384,779	$373,216	$11,563	3.1%
PC	50,070	55,302	(5,232)	(9.5)%
PI	67,184	63,857	3,327	5.2%
Total service revenue	$502,033	$492,375	$9,658	2.0%
Direct costs
CRS	$274,053	$255,244	$18,809	7.4%
PC	28,645	32,833	(4,188)	(12.8)%
PI	35,256	35,072	184	0.5%
Total direct costs	$337,954	$323,149	$14,805	4.6%
Gross profit
CRS	$110,726	$117,972	$(7,246)	(6.1)%
PC	21,425	22,469	(1,044)	(4.6)%
PI	31,928	28,785	3,143	10.9%
Total gross profit	$164,079	$169,226	$(5,147)	(3.0)%

(dollar amounts in thousands)	Nine Months Ended
	March 31, 2015	March 31, 2014	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	1,131,994	$1,069,675	$62,319	5.8%
PC	162,495	171,523	(9,028)	(5.3)%
PI	198,509	187,567	10,942	5.8%
Total service revenue	$1,492,998	$1,428,765	$64,233	4.5%
Direct costs
CRS	$791,418	$748,663	$42,755	5.7%
PC	90,760	101,463	(10,703)	(10.5)%
PI	101,916	100,724	1,192	1.2%
Total direct costs	$984,094	$950,850	$33,244	3.5%
Gross profit
CRS	$340,576	$321,012	$19,564	6.1%
PC	71,735	70,060	1,675	2.4%
PI	96,593	86,843	9,750	11.2%
Total gross profit	$508,904	$477,915	$30,989	6.5%

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014:
Revenue
Service revenue increased by $9.7 million, or 2.0%, to $502.0 million for the three months ended March 31, 2015 from $492.4 million for the same period in 2014.
On a segment basis, CRS service revenue increased by $11.6 million, or 3.1%, to $384.8 million for the three months ended March 31, 2015 from $373.2 million for the same period in 2014. CRS service revenue increases were due to higher levels of backlog and our ability to convert backlog into revenue through the efforts of our employee base.
PC service revenue decreased by $5.2 million, or 9.5%, to $50.1 million for the three months ended March 31, 2015 from $55.3 million for the same period in 2014. The decreases were due to delayed start dates of a few large projects in our consulting business.
PI service revenue increased by $3.3 million, or 5.2%, to $67.2 million for the three months ended March 31, 2015 from $63.9 million for the three months ended March 31, 2014. The growth was primarily driven by our medical imaging and platform solutions businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $14.8 million, or 4.6%, to $338.0 million for the three months ended March 31, 2015 from $323.1 million for the three months ended March 31, 2014. As a percentage of total service revenue, direct costs increased to 67.3% from 65.6% for the respective periods. The gross margin decrease was mainly driven by higher costs in the CRS segment, partially offset by the margin expansion in PC and PI segments.
On a segment basis, CRS direct costs increased by $18.8 million, or 7.4%, to $274.1 million for the three months ended March 31, 2015 from $255.2 million for the three months ended March 31, 2014. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. As a percentage of CRS service revenue, CRS direct costs increased to 71.2% for the three months ended March 31, 2015 from 68.4% for the same period in 2014 due primarily to the need to hire staff in response to recent business wins.
PC direct costs decreased by $4.2 million, or 12.8%, to $28.6 million for the three months ended March 31, 2015 from $32.8 million for the three months ended March 31, 2014 largely due to a reduction in labor costs. As a percentage of PC service revenue, direct costs decreased to 57.2% from 59.4% for the respective periods due primarily to the more favorable revenue mix and a higher utilization rate of resources.
PI direct costs increased slightly by $0.2 million, or 0.5%, to $35.3 million for the three months ended March 31, 2015 from $35.1 million for the three months ended March 31, 2014. As a percentage of PI service revenue, PI direct costs decreased to 52.5% for the three months ended March 31, 2015 from 54.9% for the same period in 2014 primarily due to improved productivity and changes in revenue mix.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense decreased by $8.1 million, or 8.4%, to $88.4 million for the three months ended March 31, 2015 from $96.5 million for the three months ended March 31, 2014. This decrease was primarily due to the favorable impact of foreign currency exchange rate movements, the effect of efficiency initiatives for our support functions, and the change in fair value of contingent consideration. As a percentage of service revenue, SG&A expense decreased to 17.6% of service revenue for the three months ended March 31, 2015 from 19.6% of service revenue for the three months ended March 31, 2014. This decrease was largely due to, foreign currency exchange rate movements and effective cost management, leveraged against our revenue growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.9 million, or 4.4%, to $21.4 million for the three months ended March 31, 2015 from $20.5 million for the same period in 2014. The increase in depreciation expense was primarily attributable to higher capital spending. As a percentage of service revenue, depreciation and amortization expense was 4.3% for the three months ended March 31, 2015 compared with 4.2% for the same period in 2014.

Income from Operations
Income from operations increased to $54.2 million for the three months ended March 31, 2015 from $52.2 million for the same period in 2014. Income from operations as a percentage of service revenue, or operating margin, increased to 10.8% from 10.6% for the respective periods. This increase in both income from operations and operating margin was due primarily to lower SG&A expenses, partially offset by the decrease in gross margin.
Other Income (Expense)
We recorded net other expense of $0.5 million for the three months ended March 31, 2015 compared with net other expense of $2.4 million for the three months ended March 31, 2014. The $1.9 million decrease in net other expense was primarily due to a $1.6 million increase in miscellaneous income and a $0.3 million reduction in net interest expense. Net foreign currency exchange losses were recorded during the three months ended March 31, 2014 as compared to a minimal net foreign currency gain recorded during three months ended March 31, 2015. The current quarter results reflect the strengthening of the U.S. dollar against most major currencies throughout the world compared to the same period in 2014. Net interest expense decreased as a result of lower interest rates during the three months ended March 31, 2015.
Taxes
For the three months ended March 31, 2015 and 2014, we had effective income tax rates of 29.7% and 30.3%, respectively. Each of the three month periods benefited from a favorable distribution of taxable income amongst lower tax rate jurisdictions.
Nine Months Ended March 31, 2015 Compared With Nine Months Ended March 31, 2014:
Revenue
Service revenue increased by $64.2 million, or 4.5%, to $1,493.0 million for the nine months ended March 31, 2015 from $1,428.8 million for the same period in 2014.
On a segment basis, CRS service revenue increased by $62.3 million, or 5.8%, to $1,132.0 million for the nine months ended March 31, 2015 from $1,069.7 million for the same period in 2014. CRS service revenue increases were primarily due to higher levels of backlog and our ability to convert backlog into revenue through the efforts of our employee base. The increases were partially offset by the negative impact of foreign currency exchange rate movements.
PC service revenue declined by $9.0 million, or 5.3%, to $162.5 million for the nine months ended March 31, 2015 from $171.5 million for the same period in 2014. The lower service revenue was primarily attributable to a large, non performance-related contract cancellation in our Strategic Compliance business which occurred during the fiscal quarter ended March 31, 2014 and delayed start dates of a few large projects in our consulting business.
PI service revenue increased by $10.9 million, or 5.8%, to $198.5 million for the nine months ended March 31, 2015 from $187.6 million for the same period in 2014. The continued growth in PI service revenue was primarily due to strength in our medical imaging, RTSM, and platform solutions businesses related to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $33.2 million, or 3.5%, to $984.1 million for the nine months ended March 31, 2015 from $950.9 million for the same period in 2014. As a percentage of total service revenue, direct costs decreased to 65.9% from 66.6% for the respective periods due to the impact of revenue mix and various productivity and efficiency initiatives.
On a segment basis, CRS direct costs increased by $42.8 million, or 5.7%, to $791.4 million for the nine months ended March 31, 2015 from $748.7 million for the same period in 2014. This increase resulted primarily from headcount growth in CRS due to higher levels of clinical trial activity and in response to staffing needs for recent new business wins. As a percentage of CRS service revenue, CRS direct costs decreased slightly to 69.9% from 70.0%.
PC direct costs decreased by $10.7 million, or 10.5%, to $90.8 million for the nine months ended March 31, 2015 from $101.5 million for the same period in 2014 primarily due to a reduction in labor costs. As a percentage of PC service revenue, PC direct costs decreased to 55.9% from 59.2% for the respective periods due to the more favorable revenue mix and a higher utilization rate of resources.
PI direct costs increased by $1.2 million, or 1.2%, to $101.9 million for the nine months ended March 31, 2015 from $100.7 million for the same period in 2014. The increase resulted primarily from headcount growth related to the growth in revenue. As a percentage of PI service revenue, PI direct costs decreased to 51.3% from 53.7% for the respective periods due to improved productivity and changes in revenue mix.

Selling, General and Administrative
SG&A expense increased to $286.1 million for the nine months ended March 31, 2015 from $277.0 million for the same period in 2014. This $9.2 million increase was due primarily to an increase in fixed and variable compensation costs attributable to the larger employee base needed to support business growth, an increase in expenses for professional fees, and fees for legal settlements, offset in part by the change in fair value of contingent consideration. As a percentage of service revenue, SG&A expense decreased to 19.2% of service revenue for the nine months ended March 31, 2015 compared with 19.4% of service revenue for the nine months ended March 31, 2014. This decrease was due to effective cost management, leveraged against our revenue growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.0 million to $62.2 million for the nine months ended March 31, 2015 from $60.2 million for the same period in 2014. As a percentage of service revenue, depreciation and amortization expense was 4.2% for both the nine months ended March 31, 2015 and 2014.
Income from Operations
Income from operations increased to $160.6 million for the nine months ended March 31, 2015 from $140.7 million for the same period in 2014. Income from operations as a percentage of service revenue, or operating margin, increased to 10.8% from 9.8% for the respective periods. This increase in both income from operations and operating margin was due primarily to revenue growth and gross margin expansion in all of our reportable segments.
Other Income (Expense)
We recorded net other income of $2.2 million for the nine months ended March 31, 2015 compared with net other expense of $9.0 million for the same period in 2014. The $11.2 million change was primarily due to a $9.3 million increase in miscellaneous income, mainly as a result of net foreign currency exchange gains recorded during the nine months ended March 31, 2015 reflecting the strengthening of the U.S. dollar against most major currencies throughout the world, compared with net foreign currency exchange losses during the nine months ended March 31, 2014. The change also resulted from a decrease in net interest expense of $2.0 million resulting from lower average debt balances and lower interest rates during the nine months ended March 31, 2015.
Taxes
For the nine months ended March 31, 2015 and 2014, we had effective income tax rates of 30.2% and 32.4%, respectively. The tax rate for the nine months ended March 31, 2015 was reduced by the effect of the reinstatement of the “look-through” provisions of the U.S. tax code on the projected annual effective tax rate and a favorable distribution of taxable income amongst lower tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of March 31, 2015, we had cash and cash equivalents of approximately $295.4 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. In April 2015, we paid $96.3 million for our acquisition of Quantum Solutions India ("QSI") using foreign cash balances. For more information on our acquisition of QSI, please see Note 2. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended March 31, 2015 and June 30, 2014:

(in millions)	March 31, 2015	June 30, 2014
Billed accounts receivable, net	$447.3	$497.1
Unbilled accounts receivable, net	258.4	225.5
Total accounts receivable	705.7	722.6
Deferred revenue	423.0	467.0
Net receivables	$282.7	$255.6

DSO (in days)	38	32
The increase in DSO for the three months ended March 31, 2015 compared with the three months ended June 30, 2014, was largely due to client and revenue mix, as well as a decrease on project related advances.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $98.6 million for the nine months ended March 31, 2015 and $188.7 million for the nine months ended March 31, 2014. The $90.1 million decrease in operating cash flows resulted primarily from a $117.1 million decrease in net change in working capital, a $4.2 million increase in non-cash gains and a $4.1 million increase in excess tax benefit from stock-based compensation, partially offset by a $24.6 million of higher net income, an increase of $6.4 million resulting from the impact of changes in deferred taxes and an increase of $4.3 million in depreciation, amortization and stock-based compensation expenses.
Investing Activities
Net cash provided by investing activities was $32.1 million for the nine months ended March 31, 2015 and $87.3 million for the nine months ended March 31, 2014.
During the nine months ended March 31, 2015, we received $88.6 million in proceeds from the sale of marketable securities, which was partially offset by $45.6 million in capital expenditures and $10.9 million in cash used for business acquisitions.
During the nine months ended March 31, 2014, we received $137.1 million in net proceeds from the sale of marketable securities, which was partially offset by $49.7 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $50.7 million for the nine months ended March 31, 2015 compared with net cash used in financing activities of $131.2 million for the nine months ended March 31, 2014.

During the nine months ended March 31, 2015, we borrowed $35.0 million under the 2014 Credit Agreement (as defined below), received $16.4 million in proceeds related to employee stock purchases, which were partially offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement.
During the nine months ended March 31, 2014, we made net payments of $137.5 million under the 2013 Credit Agreement (as defined below), paid $4.9 million related to share repurchases and $0.7 million debt issuance costs, which were partially offset by $4.5 million in proceeds received from our receivable factoring and $7.3 million in proceeds received related to employee stock purchases.
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
The loan facility available under the 2014 Credit Agreement consists of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount is available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount is available through the revolving credit facility. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
The 2014 Credit Agreement is intended to provide funds for (i) stock repurchases, (ii) the issuance of letters of credit and (iii) our and our subsidiaries' other general corporate purposes, including permitted acquisitions.
As of March 31, 2015, we had $85.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.6 million in our consolidated balance sheets. As of March 31, 2015, we had borrowing availability of $215.0 million under the revolving credit facility.
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
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally must be paid ten business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on October 15, 2019:

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of March 31, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of March 31, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2015, we transferred approximately $90.4 million of trade receivables. As of March 31, 2015 and June 30, 2014, no transfers were accounted for as a financing activity.
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
Borrowings (other than swingline loans) under the 2013 Credit Agreement bore interest, at our determination, at a rate based on either (i) LIBOR plus a margin (not to have exceeded a per annum rate of 1.750%) based on the Leverage Ratio or (ii) the Alternate Base Rate, plus a margin (not to have exceeded a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bore interest calculated at the Alternate Base Rate plus a margin (not to have exceeded a per annum rate of 0.750%).
In September 2011, we entered into an interest rate swap agreement which hedged $75.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. Both interest rate swap agreements now hedge $150.0 million of principal under our 2014 Credit Agreement. As of March 31, 2015, our debt under the 2014 Credit Agreement, including the $150.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.68%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2015, we had 4.0 million Euros available under this line of credit.

DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described above under “Credit Agreements”are as follows:

(in thousands)	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter	Total
Debt obligations (principal)	$—	$7,500	$10,000	$17,500	$35,000	$315,000	$385,000
We have letter-of-credit agreements with banks totaling approximately $9.6 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
Capital Expenditures
We made capital expenditures of approximately $45.6 million during the nine months ended March 31, 2015, primarily for computer software (including internally developed software), hardware, and leasehold improvements.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the nine months ended March 31, 2015 and 2014, we derived approximately 52.2% and 53.7% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the nine months ended March 31, 2015 and 2014, our Euro denominated service revenue accounted for 12.4% and 13.8% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of March 31, 2015, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $369.8 million, including two interest rate swap agreements with a total notional value of $150.0 million that hedge borrowings under our 2014 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of March 31, 2015, the estimated amount that could be recognized in earnings was a loss of approximately $8.0 million, net of tax.
As of March 31, 2015, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $188.4 million.
During the nine months ended March 31, 2015 and 2014, we recorded net foreign currency exchange gains of $6.2 million and net foreign currency exchange losses of $2.2 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $5.0 million at March 31, 2015 and $12.5 million at June 30, 2014. Long-term debt was $380.0 million at March 31, 2015 and $337.5 million at June 30, 2014. As of March 31, 2015, $150.0 million of borrowings under our 2014 Credit Agreement were hedged under two interest rate swap agreements and $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. We did not have a material exposure to changes in interest rate as of March 31, 2015. Based on average total debt for the nine months ended March 31, 2015, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $1.4 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following discussion includes seven amendments to the risk factors included in the 2014 10-K:

•	“Our business is subject to international economic, political, and other risks that could negatively affect our results of operations or financial position;”

•	“Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock;”

•	“Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results;”

•	“Our results of operations may be adversely affected if our goodwill and intangible assets are impaired;”

•	"If we are unable to successfully execute our acquisition strategies, our business, results of operations and financial condition could be adversely impacted;"

•	“Our indebtedness may limit cash flow available to invest in the ongoing needs of our business;” and

•	“Our stock price has been, and may in the future be volatile, which could lead to losses by investors.”
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 52.2% and 53.7% of total consolidated service revenue for the nine months ended March 31, 2015 and 2014, respectively. More specifically, for the nine months ended March 31, 2015 and 2014, our service revenue from operations in Europe, the Middle East and Africa represented 35.4% and 36.7%, respectively, of total consolidated service revenue. Our service revenue from operations in the Asia/Pacific region represented 13.2% and 13.6% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $54.2 million for the fiscal quarter ended March 31, 2015, $52.8 million for the fiscal quarter ended December 31, 2014, $53.6 million for the fiscal quarter ended September 30, 2014, $58.8 million for the fiscal quarter ended June 30, 2014, and $52.2 million for the fiscal quarter ended March 31, 2014. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the Euro and the pound sterling, and are translated into U.S. dollars for financial reporting purposes. For the three months ended March 31, 2015 and 2014, our Euro denominated service revenue accounted for 12.4% and 13.8% of our consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

•
Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary’s functional (local) currency. We also may be subject to foreign currency transaction risk based upon our internal contracts and the extent of work performed in a particular region. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign currency exchange rate fluctuations as a result of foreign currency exchange losses could have a material adverse effect on our results of operations.

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
As of March 31, 2015, our total assets included $406.8 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. In July 2014, we acquired ATLAS Medical Services, a provider of clinical research services in Turkey, the Middle East, and North Africa. In October 2014, we acquired ClinIntel, a provider of clinical RTSM services, based in the United Kingdom. In April 2015, we acquired Quantum Solutions India, a provider of specialized pharmacovigilance services, based in Chandigarh, India. If we fail to integrate any of these businesses, or any future businesses that we acquire in the future, it could disrupt our business and result in a material adverse effect on our business, financial condition and results of operations.

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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2014, 2013, and 2012, our five largest clients accounted for approximately 47%, 50%, and 40.5% of our consolidated service revenue, respectively. In Fiscal Year 2014, our two largest clients individually accounted for 16% and 11% of our consolidated service revenue, and in the fiscal year ended June 30, 2013, our two largest clients individually accounted for 17% and 12% of our consolidated service revenue. In our fiscal year ending June 30, 2015, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have entered with sponsors. Our contracts with these clients generally can be terminated on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
As of March 31, 2015, we had $385.0 million principal amount of debt outstanding and remaining borrowing availability of $215.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
In addition, the terms of the 2014 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2014 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the 2014 Credit Agreement and the Notes would become due. This provision may delay or prevent a change in control that stockholders may consider desirable.
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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On April 29, 2015, the closing sales price of our common stock on the Nasdaq Global Select Market was $68.26 per share. During the period from April 29, 2013 to April 29, 2015, our common stock traded at prices ranging from a high of $71.42 per share to a low of $37.53 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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

PAREXEL International Corporation

Date:	May 1, 2015	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2015	By: /s/ Ingo Bank

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