Form 10-K
period 2015-06-30
PAREXEL INTERNATIONAL CORP
filed 2015-08-25
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock, $.01 par value per share, held by non-affiliates as of December 31, 2014 was approximately $3.0 billion based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 19, 2015 there were 55,338,272 shares of common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2015 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch and commercialization services, we seek to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new therapies. For large pharmaceutical and biotechnology companies, outsourcing these services to us provides those companies with a high-quality, variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from our technical resource pool, broad therapeutic area expertise, other advisory services, and global infrastructure, all of which are designed to expedite parallel, multi-country clinical trials and accelerate time-to-market. For smaller bio-pharma companies, we provide access to expertise and a virtual and global network that enables these companies to develop their new products. Our vision is to strive to be the premier provider to the biopharmaceutical and medical device industries for the development and commercialization of new medical therapies worldwide. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, expirations of drug patent exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization of clinical trials, productivity issues, more stringent government regulations, and pricing pressure. With increased levels of investment continuing to be required and with development times being extended, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the bio-pharma product development process. Moreover, many of our clients are reassessing how they conduct their R&D activities and are now engaging in outsourcing at a more strategic level. One consequence of this reassessment is higher concentrations of their outsourced clinical development activities with a smaller number of providers. We have been successful in winning many strategic partnerships. We believe that our broad range of offerings, our global presence, our information technology solutions, and our expertise in clinical drug development position us well to continue to participate in these strategic partnerships.
We are one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we have offices in 80 locations and have approximately 18,660 employees throughout 51 countries around the world. We conduct business in healthcare markets around the world, including the United States (“U.S.”), Argentina, Australia, Austria, Belarus, Belgium, Bosnia, Brazil, Canada, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Latvia, Lithuania, Malaysia, Mexico, the Netherlands, Norway, Peru, the Philippines, Poland, Romania, Russia, Serbia, Singapore, Slovakia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom (“U.K.”), and Vietnam. During our fiscal year ended June 30, 2015 (“Fiscal Year 2015”), we derived 49% of our service revenue from our U.S. operations and 51% from our non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report.

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
We have completed five acquisitions over the past five fiscal years, including the acquisitions of Quantum Solutions India (“QSI”) in April 2015, ClinIntel Limited (“ClinIntel”) in October 2014, ATLAS Medical Services (“ATLAS”) in July 2014, HERON Group LTD (“HERON”) in April 2013, and LIQUENT Inc. (“LIQUENT”) in December 2012.

•
QSI is a leading provider of outsourced safety management solutions, or pharmacovigilance, and is being integrated into our peri- and postapproval services business unit, which is a part of Clinical Research Services ("CRS") business segment. Our acquisition of QSI strengthens and creates greater scale in our pharmacovigilance capabilities, enabling us to provide a more comprehensive, efficient, and economical solution to clients around the world.

•
ClinIntel, a provider of clinical randomization and trial supply management (“RTSM”) services, which are designed to make patient randomization and clinical supply chain solutions more efficient, has been combined into our ClinPhone® RTSM suite. ClinIntel's capabilities include advanced RTSM technologies for planning, forecasting and managing supply chain logistics. ClinIntel has been integrated into our PAREXEL Informatics ("PI") business segment.

•	Our acquisition of ATLAS, a clinical research service provider in Turkey, the Middle East and North Africa, strengthens our presence in these geographic regions.

•
Our acquisition of HERON strengthened our ability to offer our clients a full spectrum of services that aid in developing products with reimbursement and market access strategies.  Prior to the acquisition, HERON built one of the largest independent evidence-based consultancies and achieved a market leadership position. Our acquisition of HERON helped to enhance the portfolio of services that we provide through our PAREXEL Consulting Services (“PC”) business and enhanced our expertise in the design and implementation of Phase III/IV studies.

•
LIQUENT is a leading global provider of RIM solutions. By combining LIQUENT with our PI and PC business segments, we strengthened our capabilities by adding a regulatory information technology platform to provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire lifecycle of a product. The acquired expertise relates solely to regulatory information management outsourcing has been combined as part of our regulatory outsourcing service within the PC business segment.

DESCRIPTION OF BUSINESS
We provide a broad range of expertise in clinical research, medical communications, consulting, commercialization and advanced technology services to the worldwide pharmaceutical, biotechnology, and medical device industries. We have three reporting segments: CRS, PC, and PI.
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
PI provides information technology solutions designed to improve the product development processes of our clients. PI’s portfolio of products and services includes ClinPhone® RTSM, medical imaging services, LIQUENT InSight® RIM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.
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

CLINICAL RESEARCH SERVICES (CRS)
Our CRS business segment generated service revenue of $1,535.4 million, or 76.2%, of our consolidated service revenue in Fiscal Year 2015, service revenue of $1,455.3 million, or 75.0%, of our consolidated service revenue in our fiscal year ended June 30, 2014 (“Fiscal Year 2014”), and service revenue of $1,303.6 million, or 75.2%, of our consolidated service revenue in our fiscal year ended June 30, 2013 (“Fiscal Year 2013”).
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
Clinical trials and observational studies are monitored and conducted by CRS in adherence with Good Clinical Practice (“GCP”) and Good Pharmacoepidemiological Practice (“GPP”), respectively. The design of efficient CRFs, detailed operations manuals, and site monitoring by our clinical research associates seek to ensure that clinical investigators and their staff follow established study protocols. We have adopted standard operating procedures (“SOPs”) that are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of our worldwide clinical services.
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
Early Phase – The Early Phase business unit of CRS encompasses the early stages of clinical testing, when a product is first evaluated in humans to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase business unit of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients from various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. Our network also includes a bioanalytical laboratory in Bloemfontein, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results. With these locations, the Early Phase business unit offers clinical pharmacology services (including bioanalytical services) with more than 400 dedicated beds (cooperating partners not included) on three continents.
Phase II-III – The Phase II-III business unit of CRS encompasses the later stages of clinical testing. CRS assists clients with one or more of the aspects of clinical trials and observational studies described below. CRS performs both full-service and single- or multi-service projects. As a result, our involvement may range from participating in just one aspect of a clinical trial or observational study to participating in all aspects. These services include the following, the majority of which are also provided by our Early Phase business unit:

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

•
Patient Enrollment – The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the clinical trial and the investigational product and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the product under investigation or a control (for example, a placebo) and are examined by the investigator as specified by the study protocol. Investigators are responsible for administering the products to patients, as well as examining patients and conducting necessary tests.

•
Study Monitoring and Data Collection – As patients are examined and tests are conducted in accordance with the study protocol and applicable regulatory requirements, data are recorded on CRFs, either electronically or paper-based. CRFs are transmitted electronically from study sites or collected by specially trained persons known as clinical monitors. To ensure that the CRFs are completed correctly and the study has been conducted in compliance with the protocol and regulatory requirements, we manage the sites closely over the telephone/internet and through monitoring visits as needed. We offer several EDC technologies, which significantly enhance both the quality and timeliness of clinical data capture and collection while achieving significant efficiency savings. Our study monitoring and data collection services are designed to comply with the adverse events reporting guidelines and related regulatory requirements of the FDA and other relevant regulatory agencies.

•
Data Management – Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The use of scanning and imaging of the CRFs and the use of EDC technologies to gather and report clinical data expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of services, including data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data is then submitted in a format prescribed by the client. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

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

•
Medical Services – Throughout the course of a development program, our physicians provide a wide range of medical research and consulting services to improve the efficiency and quality of clinical research, including medical supervision of clinical trials, medical monitoring of patient safety, review and reporting of adverse events, medical writing, and strategy and product development. Our medical services professionals also provide lifecycle drug safety services combining operational pharmacovigilance and pharmacovigilance consulting. Operational pharmacovigilance capabilities and pharmacovigilance consulting cover all phases of clinical development and drug safety for marketed products.

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
Peri/Post Approval Services – The Peri/Post Approval Services business unit of CRS encompasses many services listed within the Phase II-III business unit description. However, the Peri/Post Approval Services business unit also offers a range of additional capabilities to support lifecycle management activities:

•
Observational Research – Observational research encompasses several study designs in which groups of patients are observed within routine clinical practice. We help our clients define the needs of their target audience(s) and to develop the best study design to meet their research objectives; define the optimal regulatory authority and ethics committee submission strategies in each country or region; and implement a study management and resourcing model trained to collect the required data in the most efficient manner and to agreed-upon standards of quality.

•	Pragmatic Studies - Interventional studies that utilize many of the approaches developed for observational research.

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

•
Pharmacovigilance - Our patient safety services have been specifically designed to comprehensively assist biopharmaceutical companies in meeting increasing pharmacovigilance obligations.  We have established global infrastructure in drug safety management, extensive safety consulting expertise, standalone drug safety processing and leading capabilities in post marketing authorization safety studies.

•
Market Access – We have the global infrastructure, multi-disciplinary expertise, and integrated technologies to help clients implement a market strategy that will quickly build brand value and establish a strong market position - all while continuing to monitor their new product’s long-term effects and manage related safety data and other regulatory information.

Clinical Trial Supplies & Logistics (“CTSL”) - The CTSL business unit of CRS encompasses a full range of end-to-end clinical trial supplies and laboratory logistics services associated with clinical trials. These services include coordinating investigational drug supply manufacturing, secondary packaging and labeling, managing import/export requirements, and managing depots, distribution, and inventory control. Additional services also include ancillary distribution, lab kit production, lab sample logistics as well as return management and destruction of unused clinical trial materials.
PAREXEL CONSULTING SERVICES (PC)
Service revenue from the PC business segment represented $216.0 million, or 10.7% of consolidated service revenue in Fiscal Year 2015, $229.8 million, or 11.9% of consolidated service revenue in Fiscal Year 2014, and $211.2 million, or 12.2% of consolidated service revenue in Fiscal Year 2013.
We conduct our PC operations through five groups:

•
Integrated Product Development (“IPD”) Consulting – Our IPD consulting group provides comprehensive product development and regulatory consulting services for pharmaceutical, biotechnology, and medical device companies in major jurisdictions throughout the world. These services include drug and device development and regulatory strategy design, scientific and technical evaluation, writing and review services, expert liaison with the FDA, EMA and PMDA, and the preparation, review and submission of regulatory applications (both for clinical trials and for marketing authorizations) to regulatory authorities in more than 75 countries. Our IPD consulting group works closely with clients to design product development and regulatory strategies and comprehensive registration programs. Our product development and regulatory experts include individuals who have joined us from the biopharmaceutical industry and from regulatory agencies such as the FDA in the U.S. and agencies in the United Kingdom, Germany, The Netherlands, Sweden, South Korea and France. Our experts review existing published literature and regulatory precedents, evaluate the client's scientific and technical data for a product (Non-Clinical, Clinical, Chemistry, Manufacturing and Controls (“CMC”) and Regulatory) based on their individual and collective expertise and experience, assess the competitive and regulatory environments in specific relation to our clients’ products and business goals, identify deficiencies in client product documentation (“gap analysis”), and define the steps necessary to obtain regulatory approvals in the most expeditious manner. Through these services, we aim to help our clients obtain regulatory approval for particular products or product lines in markets around the world.

•
Strategic Compliance Consulting – Our Strategic Compliance Consulting group offers a range of specialized clinical and manufacturing compliance consulting services designed to help pharmaceutical, biotechnology, and medical device companies achieve and maintain regulatory compliance, product quality, and process excellence. These services include clinical and manufacturing compliance strategy, assistance addressing regulatory agency enforcement issues, risk management, GCP, GLP, Good Tissue Practice and current GMP audits, consent decrees, pre-approval inspection readiness, process optimization, organizational alignment, and training. Our Strategic Compliance Consulting group offers its clients experienced regulatory and industry professionals – who formerly worked at the FDA or the quality departments of major biotech, pharmaceutical, and medical device companies.

•
Medical Communications Services (“MedCom”) – Our MedCom group assists biopharmaceutical clients in their efforts to achieve optimal market penetration for their products worldwide through expert medical communications and publications services. MedCom utilizes its expertise in strategic consultancy, market and competitive landscaping, publications planning, scientific writing, managed markets, and regulatory compliance to provide effective and compliant scientific communications to a diverse audience of provider, payer, and patient advocacy group stakeholders. An integrated communications plan can detail external and internal strategies, including communications objectives, target audiences, communications priorities and timing, key messages, key meetings and events, and target publications and media. MedCom supports marketing communication objectives across a broad spectrum of media from publications through interactive technologies. Other services include planning of meetings and exhibits in premier scientific conferences and symposia.

•
Commercialization Consulting Services – Our Commercialization Consulting Services group provides commercialization strategies and deliverables that assist clients in understanding how changing marketplace dynamics may impact product development, product reimbursement, patient access and commercial success. We identify, gather, analyze, and communicate data that is critical to maximizing product value and commercial success. Our service lines include strategic market access planning, systematic reviews for evidence development, economic modeling and evaluation, pricing, reimbursement strategies, global value dossier writing, and engagement with Health Technology Assessment authorities. Our acquisition of HERON has strengthened our ability to offer our clients a full spectrum of services that aid in developing products through reimbursement and market access strategies.  We help our clients better prepare their products for the market, better prepare the market for their products and demonstrate product value in the marketplace.

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

PAREXEL INFORMATICS (PI)
Service revenue from our PI business represented $264.7 million, or 13.1% of consolidated service revenue, in Fiscal Year 2015, $254.2 million, or 13.1% of consolidated service revenue, in Fiscal Year 2014, and $219.7 million, or 12.6% of consolidated service revenue in Fiscal Year 2013.
We conduct our PI operations through seven groups:

•
ClinPhone Randomization & Trial Supply Management (“ClinPhone® RTSM”) – PI provides automated randomization and logistics management through its ClinPhone® RTSM solutions. PI services include both Interactive Voice Response (“IVR”) and Interactive Web Response (“IWR”) technologies. The ClinPhone® RTSM solutions are used in clinical trials to achieve treatment group balance, eliminate selection bias, and limit the predictability of treatment allocations, all of which are designed to comply with applicable regulatory requirements. ClinPhone® RTSM allows effective real-time implementation of randomization algorithm modifications required for adaptive trial designs.

•
Medical Imaging Services – PI offers products and services that allow our clients to apply and manage medical imaging in clinical trials. Clinical trial sponsors increasingly rely on imaging as a surrogate endpoint in support of efficacy and safety. Our therapeutic and imaging experts provide a range of capabilities in the application of imaging techniques from early clinical development through peri-approval studies. These services include:

◦	standardization of imaging and image management at investigative sites

◦	image collection at a central location

◦	development of independent review charters for review and approval by regulatory authorities

◦	employing directly or subcontracting independent reviewers and training these reviewers on the assessment criteria and reviewer roles and responsibilities; and

◦	management of the logistical processes involved in the independent review

•
Platform Solutions (“PS”) - PS provides leading solutions consulting and services to integrate systems and processes to help companies simplify the concurrent use of the multiple technologies involved in clinical trials all with the purpose of giving clients better visibility and faster access to their data. We utilize a range of technologies including our Clinical Technology Integration Platform, which is a proprietary environment designed to facilitate seamless two-way exchange of data across different systems via reliable and repeatable integrations, our proprietary user environment which includes sophisticated reporting, analytics and visualizations, and our security technologies to manage user access to systems. PS’ services are delivered by our dedicated experts who have an in-depth understanding of advanced technologies, clinical development processes and validated system integrations.

•
Clinical Trial Management System (“CTMS”) – We offer CTMS solutions to assist biopharmaceutical companies with the complex process of planning and managing clinical trials. Our IMPACT® solution provides established global pharmaceutical companies and service organizations with flexible options that include hosted or on-premise solutions.

•
Electronic Data Capture (“EDC”) – DataLabs® EDC is a single data management system that unifies the functionality of paper data entry with the flexibility of electronic data capture (EDC). DataLabs® EDC is able to combine data collected on paper with data collected electronically into one easy-to-use electronic clinical data management platform. The collected information feeds into a single database providing clients with fully integrated data. With DataLabs® EDC, users are able to design a study, collect data using either method and then clean and manage that data using a single system.

•
Electronic Patient Reported Outcomes (“ePRO”) – Patient self-reported data is increasingly playing a key role in efficacy and quality of life assessment, patient recruitment, symptom and safety information and medical compliance monitoring. Our ePRO solutions provide the flexibility to choose among the most commonly used ePRO methods: IVR, Web, personal digital assistant (“PDA”), and computer tablet (“Tablet”):

◦	IVR (Interactive Voice Response) – Our IVR platform enables ePRO delivery using the subject’s own telephone, making it highly cost-effective and simple to deploy;

◦
Web/IWR (Interactive Web Response) – Web/IWR offers all of the advantages and benefits of IVR as subjects use any desktop or laptop connected to the Internet to securely access the ePRO application; and

◦	PDA/Tablet – Depending on the specific characteristics of the protocol, a device-based ePRO solution may be best suited for a study.

•
LIQUENT Regulatory Information Management (“RIM”) –We offer software and professional service solutions designed to support the regulatory business processes of our life science clients. Our product suite, LIQUENT InSight®, is an end-to-end, integrated RIM platform. LIQUENT InSight® provides our clients with regulatory submission planning, publishing, viewing and registration management capabilities necessary to get their products to market and effectively maintain them throughout their lifespan. We also provide a full complement of flexible regulatory affairs consulting and regulatory operational outsourcing services to help our clients meet the demands of a dynamic regulatory landscape.

INFORMATION TECHNOLOGY
We have invested in information technology designed to help us to provide high quality services, competitive and cost-effective client-facing solutions, and well-managed internal resources. We have built our solutions by developing proprietary technology as well as purchasing and integrating commercially available technology that addresses critical aspects of our business. The proprietary technology we use supports project proposals/budget generation, time information management, revenue and resource forecasting, clinical data entry and management, clinical trial management, project management, quality management, and procurement/expense processing.
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
CLIENTS
We have in the past derived, and may in the future derive, a significant portion of our service revenue from both an individual client and a core group of clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years due to our increasing number of strategic partnerships. Our five largest clients accounted for 44%, 47% and 50% of our consolidated service revenue in the aggregate for Fiscal Year 2015, Fiscal Year 2014, and Fiscal Year 2013, respectively. For Fiscal Year 2015, one client, Pfizer Inc. (“Pfizer”) individually accounted for 14% of our consolidated service revenue. For Fiscal Year 2014, Pfizer and Merck individually accounted for 16% and 11% of our consolidated service revenue, respectively. For Fiscal Year 2013, Pfizer and Merck individually accounted for 17% and 12% of our consolidated service revenue, respectively.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2015 was approximately $5.33 billion, compared with approximately $5.01 billion at June 30, 2014, an increase of 6.5%.
We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog are subject to cancellation, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, client decisions to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Additionally, our backlog dynamic may be impacted by our strategic partnerships, which generally represent our largest customers. As a result, any delay or cancellation related to these partnerships could significantly impact the conversion of backlog into revenue. Generally, our contracts can be terminated at any time upon thirty to sixty days notice by the client.
COMPETITION
We compete with other biopharmaceutical outsourcing services companies and other clinical research organizations (“CROs”) that provide one or more of the services currently being offered by us. Some of the large biopharmaceutical services companies, such as Quintiles Transnational Corporation, Laboratory Corporation of America, Pharmaceutical Product Development Inc., inVentiv Health, INC Research, PRA Health Sciences, Inc. and Icon plc, offer services that compete directly with our services at many levels.
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
CRS
The clinical outsourcing services industry is very fragmented, with several hundred providers offering varying levels of service, skills, and capabilities. Our CRS group primarily competes against in-house departments of pharmaceutical companies, other full service biopharmaceutical outsourcing services companies, small specialty CROs, and to a small extent, universities, teaching hospitals, and other site organizations. The primary competitors for our CRS business include Quintiles Transnational Corporation, Laboratory Corporation of America, Pharmaceutical Product Development Inc., and Icon plc.

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
We believe that a key differentiator of our PC service offering is our combination of scientific, regulatory and commercialization expertise. We consider PC’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access consulting, and global commercialization and communications strategies. We believe that this broad range of capabilities enables us to help our clients achieve their regulatory and marketing objectives.
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
INTELLECTUAL PROPERTY
Our trademark “PAREXEL®” is of material importance to us. This and other trademarks have been registered in the United States and many foreign countries. The duration of trademark registrations varies from country to country. However, trademarks generally may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and as long as they have not been found to have become generic.
EMPLOYEES
As of June 30, 2015, we had approximately 18,660 full-time equivalent employees. Approximately 27% of our employees are located in the United States and approximately 73% are located internationally. We believe that we have good relationships with our employees.
The success of our business depends upon our ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers in the U.S. and overseas for skilled personnel, particularly those with Ph.D., M.D., or equivalent degrees, is high. We believe that our recognition as one of the leaders in our industry and, in particular, the breadth-and-depth of our expertise, are an advantage in attracting qualified candidates. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.

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
The clinical research services we provided in the U.S. are subject to established and evolving FDA regulations. We are obligated to comply with FDA requirements governing activities such as obtaining Institutional Review Board (“IRB”) approval and patient informed consents, verifying qualifications of investigators, reporting patients’ adverse reactions to products, and maintaining thorough and accurate records. We are also required to ensure that the computer systems we use to process human data from clinical trials are validated in accordance with the FDA’s electronic records regulations, 21 Code of Federal Regulations Part 11, which apply to the pharmaceutical and CRO industries when companies choose to use electronic records in lieu of paper records or electronic signatures in lieu of traditional signatures. We must maintain source documents for each trial for specified periods, and such documents may be reviewed according to GCP or GPP standards by the study sponsors and the FDA and other regulatory agencies (for example the EMA and the Japanese Pharmaceutical and Medical Devices Agency) during audits and inspections. Non-compliance with GCP or GPP can result in the disqualification of data collected during a clinical study and in non-approval or non-clearance of a product application submitted to the FDA or other regulatory agencies around the world.
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
Because the FDA’s regulatory requirements have served as the model for much of the regulation of new drug development worldwide, regulatory requirements similar to those of the FDA exist in the other countries in which we operate. Our regulatory capabilities include knowledge of the specific regulatory requirements of numerous countries. For more than ten years, we have managed successful regulatory submissions for life science companies around the world. Beginning in 1990, the FDA and corresponding regulatory agencies of the EU and Japan commenced discussions to develop harmonized standards for preclinical and clinical studies and the format and content of applications for new drug approvals through a process known as the International Conference on Harmonisation (“ICH”) of Technical Requirements for Registration of Pharmaceuticals for Human Use. Data from multinational studies adhering to GCP are now generally acceptable to the FDA and regulators in Australia, Canada, the EU, Japan and Latin American countries, although there can be no advance assurance that the submission of such data to any regulatory authority will result in regulatory approval for marketing of the product. The ICH process has sanctioned a single common format for drug and biologic marketing authorization applications, known as the Common Technical Document (“CTD”) in the U.S., Europe, Japan and Canada. On July 1, 2003 the CTD format became mandatory in Europe and Japan and highly recommended by the FDA in the United States and by the Canadian regulatory authorities. We have developed the expertise to prepare CTDs for our clients in both paper and electronic form.
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

Preclinical Research (approximately 1 to 3.5 years) – In vitro (“test tube”) and animal studies must be conducted in accordance with GLP to establish the relative toxicity of the drug or biologic over a wide range of doses and to detect any potential to cause a variety of adverse conditions or diseases, including birth defects or cancer. If results warrant continuing development of the drug or biologic, the results of the studies are submitted to the FDA by the manufacturer as part of an Investigational New Drug Application (“IND”), which must be submitted to the FDA before proposed clinical testing can begin. An IND must include, among other things, preclinical data, CMC information, and an investigational plan, and must become effective before such trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In addition, clinical trials cannot begin at a particular study site until approved by the site's IRB, which is an independent expert body charged with protecting patient safety and privacy. As a result, there can be no assurance that submission of an IND will result in the ability to commence clinical trials.
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
REGULATION OF PATIENT INFORMATION
The confidentiality, security, use and disclosure of patient-specific information are subject to governmental regulation. Regulations to protect the safety and privacy of human subjects who participate in or whose data are used in clinical research generally require clinical investigators to obtain legally effective informed consent from identifiable research subjects before research is undertaken. Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economics and Clinical Health (“HITECH”) Act of 2009, the U.S. Department of Health and Human Services has issued regulations mandating privacy and data security standards and breach notification requirements for certain types of individually identifiable health information, or protected health information, when used or disclosed by health care providers and other HIPAA-covered entities or business associates that provide services to or perform functions on behalf of these covered entities. HIPAA regulations generally require individuals’ written authorization before identifiable health information may be used for research, in addition to any required informed consent. HIPAA regulations also specify standards for de-identifying health information so that information can be handled outside of the HIPAA requirements and for creating limited data sets that can be used for research purposes under less stringent HIPAA restrictions.
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
REGULATION OF HEALTH INDUSTRY ARRANGEMENTS
Since the United States Medicare program will pay for certain costs of qualifying clinical drug trials, as well as certain reasonable and necessary items and services used to diagnose and treat complications arising from participation in clinical trials, the conduct of such trials may be subject to laws and regulations that are intended to prevent misuse of such government health care program funding. In the U.S., these laws include, among others, the False Claims Act, which prohibits submitting or causing the submission of false statements or improper claims for government health care program payments; the so-called Stark physician self-referral law, which prohibits physicians from referring or billing for certain designated health services performed or provided by an entity from which the physician or an immediate family member receives financial compensation, or in which the physician or an immediate family member has a financial compensation, investment, or ownership interest; and the health care anti-kickback law, which prohibits paying, offering to pay, or receiving payment in exchange for the referral of services or devices that are covered under a federal health care program, and which therefore restrict the permissibility of financial and promotional arrangements with patients, physicians, investigators, and study sites, such as, for example, financial incentives for physicians to enroll study participants or for patients, investigators or study sites to participate in a trial. Violations of these restrictions are subject to potentially severe administrative, civil and criminal penalties that could have a substantial and material adverse effect on our business, our reputation, and our continued ability to offer our biopharmaceutical outsourcing services.
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
We believe that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of IRBs, the need to obtain each patient’s informed consent, and the oversight by applicable regulatory authorities. The FDA, the Medicines and Healthcare products Regulatory Agency in the United Kingdom, and regulatory authorities in other countries require each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent ethics committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The IRB approves and monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consents.
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
We currently maintain a portfolio of insurance coverage, including a professional liability insurance policy, subject to deductibles and coverage limits. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to us.
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
Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words “believes,”

“expects,” “anticipates,” “plans,” “may,” “will,” “would,” “intends,” “estimates”, and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our MD&A and our consolidated financial statements and notes to consolidated financial statements. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth in this annual report under the heading “Risk Factors” as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this annual report, speak only as of the date of this annual report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS
In addition to other information in this report, the following risk factors should be considered carefully in evaluating our company and our business. Additional risks not currently known to us or other factors not perceived by us to present significant risk to our business at this time also may impair our business operations.
Risks Associated with our Business and Operations
The loss, modification, or delay of large or multiple contracts or a strategic partner may negatively impact our financial performance.
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
Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business, political and other factors beyond our control can also affect us. These factors include slow global economic growth, the credit market crisis and European debt crisis, uncertainty relating to the Euro, high levels of unemployment globally, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges affecting the global economy. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
We are exposed to risks associated with reduced profitability and the potential financial instability of our clients, many of which may be adversely affected by volatile conditions in the financial markets, the economy in general and disruptions to the demand for health care services and pharmaceuticals. These conditions could cause clients to experience reduced profitability and/or cash flow problems that could lead them to modify, delay, cancel or fail to make payment under contracts with us, including contracts included in our current backlog.
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
In June 2015, we adopted a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Year 2015, we recorded $20.0 million in restructuring charges related to the Margin Acceleration Program, which consisted entirely of employee separation benefits. If we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
Restructuring presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.
The fixed price nature of our contracts or failure to document changes to work orders could hurt our operating results.
The Majority of our contracts are fixed price. If we fail to accurately price our contracts, if we experience significant cost overruns that are not recovered from our clients, or if we do not properly document changes to work orders under existing contracts, our gross margins on the contracts would be reduced and we could lose money on contracts. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future.
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
Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis. If we are unable to obtain sufficient patient enrollment or investigators to conduct clinical trials as planned, we might need to expend substantial additional funds to obtain access to resources or else be compelled to delay or modify our plans significantly. These considerations might result in our inability to successfully achieve projected development timelines as agreed with trial sponsors. In rare cases, it potentially may even lead us to recommend that trial sponsors terminate ongoing clinical trials or development of a product for a particular indication.
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
Our PI business involves collecting, managing, manipulating and analyzing large amounts of data and communicating data via the Internet. In our PI business, we depend on the continuous, effective, reliable and secure operation of computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the hardware or software malfunctions or access to data by internal research personnel or customers through the Internet is interrupted, our PI business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact our PI business.
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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 51% and 53% of total consolidated service revenue for Fiscal Year 2015 and Fiscal Year 2014, respectively. More specifically, for Fiscal Year 2015 and Fiscal Year 2014, our service revenue from operations in Europe, the Middle East and Africa represented 34% and 37%, respectively, of total consolidated service revenue. Our service revenue from operations in the Asia/Pacific region represented 13% and 13% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;

•	the outbreak of war or hostilities in specific geographic regions, including the Ukraine, Russia and the Middle East;

•	potential negative impact from changes in tax laws affecting any repatriation of profits;

•	difficulty in staffing and managing widespread operations;

•	unfavorable labor regulations applicable to our European or other international operations;

•	changes in foreign currency exchange rates; and

•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each jurisdiction and to maintain an effective compliance program to ensure compliance.
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
We rely on the expertise of our Chairman and Chief Executive Officer, Josef H. von Rickenbach, and our President and Chief Operating Officer, Mark A. Goldberg, and it would be difficult and expensive to find qualified replacements who have a comparable level of specialized knowledge of our products and services and the biopharmaceutical outsourcing services industry. While we are a party to an employment agreement with Mr. von Rickenbach, it may be terminated by either party at any time upon notice to the counterparty.
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
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $39.3 million for the fiscal quarter ended June 30, 2015, $54.2 million for the fiscal quarter ended March 31, 2015, $53.9 million for the fiscal quarter ended December 31, 2014, $53.6 million for the fiscal quarter ended September 30, 2014, and $58.8 million for the fiscal quarter ended June 30, 2014. Our income from operations for the Fiscal Years ended June 30 2015, 2014 and 2013 respectively, totaled $199.9 million, $199.5 million and $136.1 million. Factors that cause these variations include:

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
We do not control many of these factors, such as the timing of cancellations of significant projects and foreign currency exchange rate fluctuations between quarters or years.
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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the Euro and the pound sterling, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2015 and Fiscal Year 2014, our Euro denominated service revenue accounted for approximately 12.2% and 13.7% of consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

•
Foreign Currency Transaction Risk. We may be subjected to foreign currency transaction risk when our foreign subsidiaries enter into contracts or incur liabilities denominated in a currency other than the foreign subsidiary's functional (local) currency. We also may be subject to foreign currency transaction risk based upon our internal contracts and the extent of work performed in a particular region. To the extent that we are unable to shift the effects of currency fluctuations to our clients, foreign currency exchange losses as a result of foreign currency exchange rate fluctuations could have a material adverse effect on our results of operations.

Although we try to limit these risks through the inclusion of exchange rate fluctuation provisions stated in our service contracts or by hedging transaction risk with foreign currency exchange contracts, we do not succeed in all cases. Even in those cases in which we are successful, we may still experience fluctuations in financial results from our operations outside of the United States, and we may not be able to reduce the currency transaction risk associated with our service contracts.
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
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions in which no tax benefit can be recognized;

•	the repatriation of foreign earnings to the United States;

•	actual and projected full-year pretax income;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
As of June 30, 2015, our total assets included $497.0 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the underlying businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
If we are unable to successfully execute our acquisition strategies and successfully integrate acquired businesses, our business, results of operations and financial condition could be adversely impacted.
Historically our growth strategy has been based in part on our ability to acquire existing businesses, services or technologies. We do not know whether in the future we will be able to:

•	identify suitable businesses or technologies to buy;

•	complete the purchase of any such businesses or technologies on terms acceptable to us;

•	successfully integrate the operations of acquired businesses into our own;

•	obtain financing necessary for an acquisition at all or on commercially acceptable terms; or

•	retain key personnel and customers of acquired businesses.
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
In addition if we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. In July 2014, we acquired ATLAS Medical Services, a provider of clinical research services in Turkey, the Middle East, and North Africa. In October 2014, we acquired ClinIntel, a provider of clinical RTSM services, based in the United Kingdom. In April 2015, we acquired Quantum Solutions India, a provider of specialized pharmacovigilance services, based in Chandigarh, India. If we fail to integrate any of these businesses, or any businesses that we acquire in the future, it could disrupt our business and result in a material adverse effect on our business, financial condition and results of operations.
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
Pharmaceutical and biotechnology companies have been entering into strategic partnerships with clinical research organizations in recent years. To the extent we are not selected or do not otherwise enter into a strategic partnership with a pharmaceutical or biotechnology company, future business with that company may be limited.
Because we depend on a small number of industries and there is a concentration of large clients in those industries, the loss of business from a significant client could harm our business, revenue and financial condition.
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2015, 2014, and 2013, our five largest clients accounted for approximately 44%, 47%, and 50% of our consolidated service revenue, respectively. In Fiscal Year 2015, our largest client individually accounted for 14% of our consolidated service revenue, and in Fiscal Year 2014, our two largest clients individually accounted for 16% and 11% of our consolidated service revenue. In Fiscal Year 2016, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated at any time on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
The biopharmaceutical services industry is highly competitive, and we face numerous competitors in many areas of our business. If we fail to compete effectively, we may lose clients, which would cause our business to suffer.
We primarily compete against in-house departments of pharmaceutical companies, other full service clinical research organizations (“CROs”), small specialty CROs, and, to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Laboratory Corporation of America, Pharmaceutical Product Development Inc., INC research, PRA Health Sciences and Icon plc. In addition, our PC business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. PI competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
In recent years, a number of the large pharmaceutical companies have established formal or informal alliances with one or more CROs relating to the provision of services for multiple trials over extended time periods. Our success depends in part on successfully establishing and maintaining these alliances. If we fail to do so, our revenue and results of operations could be adversely affected, possibly materially.
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
Parts of our PC business advise clients on how to satisfy regulatory standards for manufacturing and clinical processes and on other matters related to the enforcement of government regulations by the FDA and other regulatory bodies. Any reduction in levels of review of manufacturing or clinical processes or levels of regulatory enforcement, generally, would result in fewer opportunities for our business in this area.
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
Numerous governments, including the U.S. government, have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In March 2010, the United States Congress enacted healthcare reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. The continuing implementation of this legislation may significantly impact the pharmaceutical industry. In addition, this legislation and its implementation continue to face challenges in Congress and federal courts, and from certain state governments, opposition advocacy groups and some small business organizations, and we are uncertain as to the effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. In addition, various state legislatures and European and Asian governments may consider various types of healthcare reform in order to control growing healthcare costs. We are presently uncertain as to the effects of the enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
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
As of June 30, 2015, we had $350.0 million principal amount of debt outstanding and remaining borrowing availability of $250.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
In addition, the terms of the 2014 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2014 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the 2014 Credit Agreement and the Notes would become due. This provision may delay or prevent a change in control that our stockholders may consider desirable.
Our existing credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions.
The agreements in connection with our 2014 Credit Agreement and in our short term debt facilities include a number of restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
Provisions of our articles of organization, and by-laws, as well as provisions of Massachusetts law, may enable our management to resist an acquisition of us by a third party, or may discourage a third party from acquiring us. These provisions include the following:

•	we have divided our board of directors into three classes of directors that serve staggered three-year terms;

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
These provisions could have the effect of delaying, deferring, or preventing a change in control of us or a change in our management that our stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock.
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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On August 14, 2015, the closing sales price of our common stock on the Nasdaq Global Select Market was $68.08 per share. During the period from June 30, 2010 to June 30, 2015, our common stock traded at prices ranging from a high of $72.69 per share to a low of $15.26 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2015, we occupied approximately 2,696,000 square feet of building space, primarily office space, in 80 locations in 40 countries under various leases that expire between 2015 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	871,000
Europe, Middle East & Africa	1,217,000
Asia/Pacific	608,000
Total	2,696,000
Our largest facilities are located in (a) the United States, where we occupy approximately 797,000 square feet, (b) Germany, where we occupy approximately 482,000 square feet, (c) the United Kingdom, where we occupy approximately 260,000 square feet, (d) India, where we occupy approximately 264,000 square feet, and (e) South Africa, where we occupy approximately 99,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PC and Corporate	2019
Berlin, Germany	434,000	All Business Segments and General & Administrative	2016 - 2035
Billerica, MA	276,000	All Business Segments and General & Administrative	2018 - 2025
Hyderabad, India	175,000	All Business Segments and General & Administrative	2016 - 2017
Uxbridge, UK	88,000	CRS, PC and General & Administrative	2022
Nottingham, UK	62,000	PI, CRS and General & Administrative	2030
Dublin, Ireland	35,000	CRS, PC and General & Administrative	2025
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	$64.46	$52.08	$53.55	$46.02
Second Quarter	$64.72	$52.19	$55.02	$37.53
Third Quarter	$70.73	$55.36	$57.25	$44.89
Fourth Quarter	$72.69	$62.06	$55.97	$41.79
As of August 19, 2015, there were approximately 144 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.
Under the terms of the 2014 Credit Agreement, which are described in “Credit Agreements” in Part II, Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.
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
There were no share buybacks in Fiscal Year 2015.

COMPANY STOCK PERFORMANCE GRAPH
Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2010 through June 30, 2015, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on June 30, 2010 in PAREXEL’s common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2010	2011	2012	2013	2014	2015
PAREXEL International Stock	$100	$109	$130	$212	$244	$297
Nasdaq Composite Index	$100	$133	$142	$167	$219	$251
Nasdaq Health Care Index	$100	$124	$132	$150	$169	$216
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2015 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30,
(in thousands, except per share data and number of employees)	2015	2014	2013	2012	2011
OPERATIONS
Service revenue	$2,015,981	$1,939,360	$1,734,442	$1,396,508	$1,212,099
Income from operations	$199,852	$199,498	$136,123	$88,802	$81,630
Net income	$147,821	$129,094	$95,972	$63,158	$48,786
Basic earnings per share	$2.69	$2.28	$1.64	$1.06	$0.83
Diluted earnings per share	$2.65	$2.25	$1.61	$1.05	$0.81
FINANCIAL POSITION
Cash and marketable securities	$207,404	$283,812	$274,164	$213,579	$89,056
Working capital	$352,467	$350,900	$403,229	$359,590	$317,298
Total assets	$1,865,021	$1,834,000	$1,779,624	$1,532,156	$1,429,483
Short-term debt	$8,915	$12,501	$20,399	$5,003	$5,867
Long-term debt	$348,164	$337,500	$427,500	$211,784	$240,102
Stockholders’ equity	$665,286	$577,681	$538,946	$609,675	$566,004
OTHER DATA
Purchases of property and equipment	$80,167	$72,585	$81,089	$74,403	$60,153
Depreciation and amortization	$84,939	$81,328	$73,186	$66,172	$65,480
Number of employees	18,660	15,560	14,690	12,695	10,550
Weighted average shares
Basic	54,915	56,504	58,388	59,464	58,634
Diluted	55,838	57,477	59,447	60,426	59,874

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
We have three reporting segments: CRS, PC, and PI.

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

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, electronic patient reported outcomes (“ePRO”) and LIQUENT InSight® RIM platform. These services are often bundled together and integrated with other applications to provide an eClinical solution for our clients. In addition, PI's portfolio of services is increasingly being embedded with that of CRS, to provide our clients with an integrated offering.

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), which is designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. Effective July 1, 2014, the operating results of PROS are included in the PC segment. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. For interim and annual periods beginning July 1, 2014, we disclose the reportable segment on this new basis and prior periods will be retroactively revised to reflect the change.
We conduct a significant portion of our operations in countries outside of the United States. Approximately 51% and 53% of our consolidated service revenue for the fiscal year ended June 30, 2015 (“Fiscal Year 2015”) and the fiscal year ended June 30, 2014 (“Fiscal Year 2014”), respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For Fiscal Year 2015, approximately 12.2% of total consolidated service revenue was from euro-denominated contracts and approximately 3.1% of total consolidated service revenue was from pound sterling-denominated contracts. For Fiscal Year 2014, approximately 13.7% of total consolidated service revenue was from euro-denominated contracts and approximately 2.9% of total consolidated service revenue was from pounds sterling-denominated contracts.
The majority of our contracts are fixed price, with some variable components, and range in duration from a few months to several years. Cash flows from these contracts typically consist of a down payment required at the time of contract execution with the balance due in installments over the contract’s duration, usually on a milestone achievement basis. Revenue from these contracts is recognized generally as work is performed. As a result, the timing of client billing and cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts.
Generally, our clients can either terminate their contracts with us upon notice of thirty to sixty days or a delay in execution of services. Clients may terminate or delay contracts for a variety of reasons, including: merger or potential merger-related activities involving the client, the failure of products being tested to satisfy safety requirements or efficacy criteria, unexpected or undesired clinical results of the product, client cost reductions as a result of budgetary limits or changing priorities, the client’s decision to forego a particular study, insufficient patient enrollment or investigator recruitment, or clinical drug manufacturing problems resulting in shortages of the product. In the cases where the contracts are canceled, services delivered through the cancellation date are due and payable by the client, including certain costs to conclude the trial or study.
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
Our client arrangements in CRS generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that standalone value exists for each of our service deliverables and we base the selling price upon third-party evidence (“TPE”). TPE is established for each of our arrangement deliverables based on the price we charge for equivalent services when sold to other similar customers as well as our knowledge of market-pricing from the competitive bidding process for customer contracts offering similar services to comparably situated customers.
Within PI’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Software” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services is recognized over the service period.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition and is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Our impairment testing for goodwill and an indefinite-lived intangible, the ClinPhone RTSM tradename, involves assessment of qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit or the fair value of the indefinite-lived intangibles is less than its carrying amount, including goodwill. This assessment requires management judgment on the potential impact of each qualitative factor. Based on our Fiscal Year 2015 qualitative assessment of impairment for goodwill and our ClinPhone RTSM tradename, we concluded that neither were impaired.
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

RESULTS OF OPERATIONS
Note 18 to our consolidated financial statements included in this annual report provides a summary of our unaudited quarterly results of operations for Fiscal Years 2015 and 2014.
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the cost of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2015, 2014, and 2013 were as follows:

(in thousands)	Years Ended		Increase $	Increase %
	June 30, 2015	June 30, 2014
Service revenue
CRS	$1,535,359	$1,455,279	$80,080	5.5%
PC	215,954	229,842	(13,888)	(6.0)%
PI	264,668	254,239	10,429	4.1%
Total service revenue	$2,015,981	$1,939,360	$76,621	4.0%
Direct costs
CRS	$1,085,746	$1,010,069	$75,677	7.5%
PC	121,199	133,622	(12,423)	(9.3)%
PI	137,208	135,487	1,721	1.3%
Total direct costs	$1,344,153	$1,279,178	$64,975	5.1%
Gross profit
CRS	$449,613	$445,210	$4,403	1.0%
PC	94,755	96,220	(1,465)	(1.5)%
PI	127,460	118,752	8,708	7.3%
Total gross profit	$671,828	$660,182	$11,646	1.8%

(in thousands)	Years Ended		Increase $	Increase %
	June 30, 2014	June 30, 2013
Service revenue
CRS	$1,455,279	$1,303,569	$151,710	11.6%
PC	229,842	211,202	18,640	8.8%
PI	254,239	219,671	34,568	15.7%
Total service revenue	$1,939,360	$1,734,442	$204,918	11.8%
Direct costs
CRS	$1,010,069	$956,513	$53,556	5.6%
PC	133,622	126,457	7,165	5.7%
PI	135,487	124,566	10,921	8.8%
Total direct costs	$1,279,178	$1,207,536	$71,642	5.9%
Gross profit
CRS	$445,210	$347,056	$98,154	28.3%
PC	96,220	84,745	11,475	13.5%
PI	118,752	95,105	23,647	24.9%
Total gross profit	$660,182	$526,906	$133,276	25.3%

FISCAL YEAR ENDED JUNE 30, 2015 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2014
Revenue
Service revenue increased by $76.6 million, or 4%, to $2,016.0 million for Fiscal Year 2015 from $1,939.4 million for Fiscal Year 2014.
On a segment basis, CRS service revenue increased by $80.1 million, or 5.5%, to $1,535.4 million for Fiscal Year 2015 from $1,455.3 million for Fiscal Year 2014. The increase was attributable to growth in both the Phase II-III and the Early Phase businesses. Within the Phase II-III business, the growth of backlog caused revenue to increase. The Early Phase business increases were due to strong new business wins and favorable burn rate.
PC service revenue decreased by $13.9 million, or 6.0%, to $216.0 million for Fiscal Year 2015 from $229.8 million for Fiscal Year 2014. Lower service revenue was due primarily to a decrease in revenues from large Strategic Compliance Consulting group.
PI service revenue increased by $10.4 million, or 4.1%, to $264.7 million for Fiscal Year 2015 from $254.2 million for Fiscal Year 2014. The increase was primarily due to growth in medical imaging and platform solutions.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Direct costs increased by $65.0 million, or 5.1%, to $1,344.2 million for Fiscal Year 2015 from $1,279.2 million for Fiscal Year 2014. As a percentage of total service revenue, direct costs increased to 66.7% from 66.0% for the respective periods. The gross margin decline primarily related to hiring resources ahead of the revenue curve in CRS, and proportionally more CRS work in study start up.
On a segment basis, CRS direct costs increased by $75.7 million, or 7.5%, to $1,085.7 million for Fiscal Year 2015 from $1,010.1 million for Fiscal Year 2014. This increase resulted primarily from increased labor costs associated with headcount growth in CRS to match the demand of higher levels of clinical trial activity. As a percentage of service revenue, CRS direct costs increased to 70.7% for Fiscal Year 2015 from 69.4% for Fiscal Year 2014. The increase as a percentage of service revenue was related to the need to hire staff in response to recent new business wins.
PC direct costs decreased by $12.4 million, or 9.3%, to $121.2 million for Fiscal Year 2015 from $133.6 million for Fiscal Year 2014. As a percentage of service revenue, PC direct costs decreased to 56.1% from 58.1% for the respective periods as a result of a more favorable revenue mix.
PI direct costs increased by $1.7 million, or 1.3%, to $137.2 million for Fiscal Year 2015 from $135.5 million for Fiscal Year 2014. As a percentage of service revenue, PI direct costs decreased to 51.8% for Fiscal Year 2015 from 53.3% for Fiscal Year 2014 due to revenue growth in our Medical Imaging and Platform Solutions business.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense decreased by $12.6 million, or 3.3%, to $367.2 million for Fiscal Year 2015 from $379.8 million for Fiscal Year 2014. This decrease was primarily due to the favorable impact of foreign currency exchange rate movements, efficiency initiatives and lower variable compensation expense. As a percentage of service revenue, SG&A decreased to 18.2% in Fiscal Year 2015 from 19.6% in Fiscal Year 2014.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense increased by $3.6 million, or 4.4%, to $84.9 million for Fiscal Year 2015 from $81.3 million for Fiscal Year 2014, due to higher depreciation expense from higher capital spending. As a percentage of service revenue, D&A was 4.2% for both Fiscal Year 2015 and Fiscal Year 2014.
Restructuring Charge
For Fiscal Year 2015 we recorded a net $19.8 million restructuring charge, of which $20.0 million related to the Margin Acceleration Program, announced in June 2015. In Fiscal Year 2014, we recorded a $0.4 million benefit to restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $199.9 million for Fiscal Year 2015 from $199.5 million for Fiscal Year 2014. Income from operations as a percentage of service revenue (“operating margin”) decreased to 9.9% from 10.3% for the respective periods. This decrease in operating margin was due primarily to higher direct costs which included a $20.0 million charge related to the Margin Acceleration Program, depreciation and was partially offset by lower SG&A.

Other Income (Expense), Net
We recorded net other income of $0.4 million for Fiscal Year 2015 compared with $11.6 million of other expense for Fiscal Year 2014. The $12.0 million decrease in net expenses was driven primarily by a $9.9 million increase in miscellaneous income, largely due to net foreign currency exchange gains recorded during Fiscal Year 2015 compared to the net foreign currency exchange losses recorded during Fiscal Year 2014. Additionally, the decrease was attributable to a $2.1 million decrease in net interest expense related to a lower average debt balance in Fiscal Year 2015.
Taxes
For Fiscal Year 2015 and Fiscal Year 2014, we had effective income tax rates of 26.2% and 31.3%, respectively. The decrease in the Fiscal Year 2015 tax rate was primarily attributable to various global tax credits and incentives, and the decrease in tax reserves related to the favorable settlements with tax authorities offset in part by the increase in tax reserves related to tax positions taken in the current year.

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2013
Revenue
Service revenue increased by $205.0 million, or 11.8%, to $1,939.4 million for Fiscal Year 2014 from $1,734.4 million for Fiscal Year 2013.
On a segment basis, CRS service revenue increased by $151.7 million, or 11.6%, to $1,455.3 million for Fiscal Year 2014 from $1,303.6 million for Fiscal Year 2013. The increase was primarily attributable to growth in both the Phase II-III and Peri/Post Approval Service and the Early Phase businesses. Within the Phase II-III and Peri/Post Approval Service businesses, the efforts of a more productive employee base and the growth of backlog with a higher conversion rate caused revenue to increase across all of our client segments. The Early Phase business increases were due to increased demand for study services with patients.
PC service revenue increased by $18.6 million, or 8.8%, to $229.8 million for Fiscal Year 2014 from $211.2 million for Fiscal Year 2013. Higher service revenue was due primarily to $9.7 million of revenue from HERON, $4.9 million from LIQUENT and the increase in consulting services associated with growth in the integrated product development consulting service line.
PI service revenue increased by $34.6 million, or 15.7%, to $254.2 million for Fiscal Year 2014 from $219.7 million for Fiscal Year 2013. The increase was primarily due to growth across all PI service lines due to higher demand for technology usage in clinical trials and the positive impact of strategic partnerships, along with $12.6 million of revenue from LIQUENT.
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
PC direct costs increased by $7.2 million, or 5.7%, to $133.6 million for Fiscal Year 2014 from $126.5 million for Fiscal Year 2013. This increase was primarily due to higher headcount levels and direct costs from HERON. As a percentage of service revenue, PC direct costs decreased to 58.1% from 59.9% for the respective periods as a result of a more favorable revenue mix.
PI direct costs increased by $10.9 million, or 8.8%, to $135.5 million for Fiscal Year 2014 from $124.6 million for Fiscal Year 2013. This increase was due primarily to the inclusion of LIQUENT direct costs. As a percentage of service revenue, Perceptive direct costs decreased to 53.3% for Fiscal Year 2014 from 56.7% for Fiscal Year 2013 due to revenue growth and the impact of shifting resources to low-cost countries.
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
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense increased by $8.1 million, or 11.1%, to $81.3 million for Fiscal Year 2014 from $73.2 million for Fiscal Year 2013, due to higher amortization expense from the increase in intangible assets driven by the LIQUENT and HERON acquisitions and higher depreciation expense from the increasing capital expenditures from Fiscal Year 2011 to Fiscal Year 2013 to support business growth. As a percentage of service revenue, D&A was 4.2% for both Fiscal Year 2014 and Fiscal Year 2013.

Restructuring Charge
Our restructuring plans were substantially completed by March 2012. For Fiscal Year 2014 and Fiscal Year 2013, respectively, we recorded a $0.4 million and $1.2 million net reduction in restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations
Income from operations increased to $199.5 million for Fiscal Year 2014 from $136.1 million for Fiscal Year 2013. Income from operations as a percentage of service revenue (“operating margin”) increased to 10.3% from 7.8% for the respective periods. This increase in operating margin was due primarily to higher gross margin, partially offset by higher SG&A and depreciation and amortization expenses.
Other Expense, Net
We recorded net other expense of $11.6 million for Fiscal Year 2014 compared with net other expense of $3.0 million for Fiscal Year 2013. The $8.66 million increase was driven primarily by a $6.8 million increase in miscellaneous expenses, largely due to net foreign currency exchange losses recorded during Fiscal Year 2014 compared to the net foreign currency exchange gains recorded during Fiscal Year 2013. Additionally, the increase was attributable to a $1.9 million increase in net interest expense related to a higher average debt balance in Fiscal Year 2014.
Taxes
For Fiscal Year 2014 and Fiscal Year 2013, we had effective income tax rates of 31.3% and 27.9%, respectively. The increase in Fiscal Year 2014 tax rate was primarily attributable to a shift in the geographic distribution of income which increased income subject to taxation in the United States relative to lower tax rate jurisdictions (primarily EU countries and the U.K.).

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2015, we had cash and cash equivalents of approximately $207.4 million, of which the majority is held in countries which are outside of the U.S. since excess cash generated in the U.S. is primarily used to repay our debt obligations. As of June 30, 2015 we did not hold any marketable securities. Foreign cash and marketable securities balances include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents and marketable securities are held in deposit accounts, money market funds and foreign government treasury certificates over 90 days but less than one year, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2015 and June 30, 2014.

(in millions)	June 30, 2015	June 30, 2014
Billed accounts receivable, net	$460.6	$497.1
Unbilled accounts receivable, net	262.2	225.5
Total accounts receivable	722.8	722.6
Deferred revenue	(414.0)	(467.0)
Net receivables	$308.8	$255.6

DSO ( in days)	39	32
The increase in DSO for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, was largely driven by a decrease in deferred revenue as well as a higher unbilled accounts receivable balance.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $157.8 million for Fiscal Year 2015 as compared with $287.2 million for Fiscal Year 2014. The $129.4 million decrease in operating cash flows resulted primarily from a $158.4 million decrease in net change of working capital. This decrease was partially offset by an $18.7 million increase in net income and a $3.6 million increase in depreciation and amortization expenses.
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
Investing Activities
Net cash used for investing activities was $96.1 million for Fiscal Year 2015 as compared with $31.2 million for Fiscal Year 2014 and $305.5 million for Fiscal Year 2013.
During Fiscal Year 2015, we spent $104.5 million for business acquisitions and made $80.2 million in capital expenditures, which was partially offset by receiving $88.6 million in proceeds we received from the sale of marketable securities.
During Fiscal Year 2014, we made $72.6 million in capital expenditures, which was partially offset by $41.5 million in net proceeds from the sale of marketable securities.
During Fiscal Year 2013, we made net purchases of $129.6 million in marketable securities, paid $97.1 million in cash to acquire LIQUENT and HERON, and made $81.1 million in capital expenditures.

Financing Activities
Net cash provided by financing activities was $26.2 million for Fiscal Year 2015 as compared with net cash used by financing activities of $224.0 million for Fiscal Year 2014 and $52.4 million for Fiscal Year 2013.
During Fiscal Year 2015, we received $7.1 million under the Master Financing Agreement (as defined below) and received $19.8 million in proceeds related to employee stock purchases. These amounts were partially offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement (as defined below).
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

CREDIT AGREEMENTS
Master Financing Agreement
On June 12, 2015, we entered into a 3 year, interest free Master Financing Agreement for $7.1 million with General Electric Capital Corporation, (“GECC”), in conjunction with a software term license purchase. On June 30, 2015 we received the gross proceeds of $7.1 million from GECC. Repayment of the principal borrowed under the Master Financing Agreement is due annually on July 1st as follows:

•	$1.4 million made on or prior to July 1, 2015;

•	$2.8 million made on or prior to July 1, 2016; and

•	$2.8 million made on or prior to July 1, 2017.
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility portion of the 2013 Credit Agreement (defined below). We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
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
As of June 30, 2015, we had $100.0 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Year 2015 and 2014, we transferred approximately $122.6 million and $184.6 million of trade receivables, respectively. As of both June 30, 2015 and June 30, 2014, no transfers were accounted for as a financing activity.
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
As of June 30, 2015, we had $50 million of principal borrowed under the revolving credit facility and $200 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.5 million in our consolidated balance sheets. As of June 30, 2015, we had borrowing availability of $250.0 million under the revolving credit facility.
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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of June 30, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2015, we had 4.0 million Euros available under this line of credit.
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

Credit Agreements and Note Purchase Agreement
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
Under the terms of the 2014 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The following table summarizes our contractual obligations at June 30, 2015:

(in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt obligations (principal)	$8,915	$33,164	$315,000	$—	$357,079
Operating leases	55,805	79,700	53,059	96,426	284,990
Purchase obligations*	105,143	44,623	2,116	—	151,882
Total	$169,863	$157,487	$370,175	$96,426	$793,951
*includes commitments to purchase software, hardware, and services.
The above table does not include approximately $35.2 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 14 to our consolidated financial statements included in this annual report for more information.
We also did not include contingent payments related to the ClinIntel acquisition, as the amounts of these payments will be determined based on the achievement of certain financial results. The final payment related to the ClinIntel acquisition may range from zero to $16.2 million. Any obligations will be paid during the first quarter of Fiscal Year 2017.
We have letter-of-credit agreements with banks, totaling approximately $9.9 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2013 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
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
RESTRUCTURING PLANS
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Year 2015, we recorded $20.0 million in restructuring charges related to the Margin Acceleration Program, which consisted entirely of employee separation benefits associated with the elimination of 370 managerial and staff positions. The Margin Acceleration Program is company wide and expected to result in pre-tax charges of between $35 million and $45.0 million. As a result of these initiatives, we expect to realize annual savings of between $25 million and $30 million for the restructuring charge of $20.0 million recorded under the Margin Acceleration Program in Fiscal Year 2015.

In April 2011, we adopted a plan to restructure our operations to reduce expenses, better align costs with geographic sources of revenue, and improve operating efficiencies (the “2011 Restructuring Plan”). During Fiscal Year 2014 and 2013, we recorded a $0.4 million and $1.2 million net reduction, respectively, to restructuring charges for adjustments to facility-related charges under the 2011 Restructuring Plan. The total cost of the 2011 Restructuring Plan was approximately $14.2 million and included the elimination of approximately 150 managerial and staff positions and costs related to the abandonment of certain property leases.
INFLATION
We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As originally issued, ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. Early adoption is permitted for annual periods beginning after December 16, 2016. We are assessing the impact of adopting ASU No. 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years ending after December 15, 2015. Early application is permitted. We do not expect the adoption of ASU No. 2015-02 to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issue costs continues to be classified as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 51% of our consolidated service revenue for Fiscal Year 2015 from operations outside of the United States and 53% of our consolidated service revenue for Fiscal Year 2014 from operations outside of the United States. In addition, 12.2% of our consolidated revenue was denominated in Euros and 3.1% was denominated in pounds sterling for Fiscal Year 2015 while 13.7% of our consolidated revenue was denominated in Euros and 2.9% was denominated in pounds sterling for Fiscal Year 2014. We have no significant operations in any country in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and interest rates. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 4 to our consolidated financial statements included in this annual report for more information on our hedging programs and interest rate swap program.
As of June 30, 2015, we had programs with derivatives designated as hedging instruments under ASC 815 and the related notional values of the derivatives were approximately $340.7 million, including two interest rate swap agreements with a total notional value of $125.0 million executed to hedge our borrowings under our 2013 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2015, the estimated amount that could be recognized in earnings was a gain of approximately $0.3 million, net of tax.
As of June 30, 2015, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $127.8 million.
During Fiscal Year 2015 and Fiscal Year 2014, we recorded foreign currency exchange gains of $7.0 million and a gain of $3.5 million, respectively, which reflects foreign currency exchange gains in 2015 and losses in 2014. We also have exposure to additional foreign exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $8.9 million at June 30, 2015 and $12.5 million at June 30, 2014. Long-term debt was $348.2 million at June 30, 2015 and $337.5 million at June 30, 2014. Based on average short-term and long-term debt for Fiscal Year 2015, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $1.3 million on an annual basis.
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

Item 8. Financial Statements and Supplementary Data
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the years ended June 30,
	2015	2014	2013
Service revenue	$2,015,981	$1,939,360	$1,734,442
Reimbursement revenue	314,293	326,982	261,524
Total revenue	2,330,274	2,266,342	1,995,966
Costs and expenses:
Direct costs	1,344,153	1,279,178	1,207,536
Reimbursable out-of-pocket expenses	314,293	326,982	261,524
Selling, general and administrative	367,192	379,800	318,806
Depreciation	69,321	66,376	63,187
Amortization	15,618	14,952	9,999
Restructuring charge (benefit)	19,845	(444)	(1,209)
Total costs and expenses	2,130,422	2,066,844	1,859,843
Income from operations	199,852	199,498	136,123
Interest expense, net	(7,009)	(9,088)	(7,238)
Miscellaneous income (expense), net	7,387	(2,549)	4,265
Total other income (expense), net	378	(11,637)	(2,973)
Income before provision for income taxes	200,230	187,861	133,150
Provision for income taxes	52,409	58,767	37,178
Net income	$147,821	$129,094	$95,972
Earnings per share:
Basic	$2.69	$2.28	$1.64
Diluted	$2.65	$2.25	$1.61
Weighted average shares:
Basic	54,915	56,504	58,388
Diluted	55,838	57,477	59,447

Comprehensive income:
Net income	$147,821	$129,094	$95,972
Unrealized (loss) gain on derivative instruments, net of taxes	(3,883)	5,078	624
Foreign currency translation adjustment	(94,075)	27,050	(1,523)
Total comprehensive income	$49,863	$161,222	$95,073

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$207,404	$188,171
Marketable securities	—	95,641
Billed accounts receivable, net	460,561	497,109
Unbilled accounts receivable, net	262,200	225,514
Prepaid expenses	15,650	13,641
Deferred tax assets	59,058	54,061
Income taxes receivable	12,761	—
Other current assets	44,405	47,995
Total current assets	1,062,039	1,122,132
Property and equipment, net	241,211	234,164
Goodwill	354,907	329,520
Other intangible assets, net	142,090	91,855
Non-current deferred tax assets	11,703	6,669
Long-term income taxes receivable	11,128	13,406
Other assets	41,943	36,254
Total assets	$1,865,021	$1,834,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$8,915	$12,501
Accounts payable	81,242	66,483
Deferred revenue	371,815	422,441
Accrued expenses	33,446	51,189
Accrued restructuring charges, current portion	20,172	845
Accrued employee benefits and withholdings	152,712	175,840
Current deferred tax liabilities	9,976	16,592
Income taxes payable	13,130	19,384
Other current liabilities	18,164	5,957
Total current liabilities	709,572	771,232
Long-term debt, net of current portion	345,374	334,443
Non-current deferred tax liabilities	32,954	32,598
Long-term income tax liabilities	27,121	29,525
Long-term deferred revenue	42,147	44,523
Other liabilities	42,567	43,998
Total liabilities	1,199,735	1,256,319
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively.	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 55,237,068 and 54,661,877 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively.	552	547
Additional paid-in capital	37,737	—
Retained earnings	722,865	575,044
Accumulated other comprehensive (loss) gain	(95,868)	2,090
Total stockholders’ equity	665,286	577,681
Total liabilities and stockholders’ equity	$1,865,021	$1,834,000
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-in Capital

Balance at June 30, 2012	60,147	$601	$279,535	$358,678	$(29,139)	$609,675
Shares issued under stock option/restricted stock/employee stock purchase plans, net	1,470	15	15,256	—	—	15,271
Stock-based compensation	—	—	11,168	—	—	11,168
Excess tax benefit related to employee equity awards	—	—	5,400	—	—	5,400
Share repurchase	(5,306)	(53)	(197,588)	—	—	(197,641)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	624	624
Foreign currency translation adjustment	—	—	—	—	(1,523)	(1,523)
Net income	—	—	—	95,972	—	95,972
Balance at June 30, 2013	56,311	$563	$113,771	$454,650	$(30,038)	$538,946
Shares issued under stock option/restricted stock/employee stock purchase plans, net	788	8	6,754	—	—	6,762
Stock-based compensation	—	—	15,329	—	—	15,329
Excess tax benefit related to employee equity awards	—	—	7,837	—	—	7,837
Share repurchase	(2,437)	(24)	(143,691)	(8,700)	—	(152,415)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	5,078	5,078
Foreign currency translation adjustment	—	—	—	—	27,050	27,050
Net income	—	—	—	129,094	—	129,094
Balance at June 30, 2014	54,662	$547	$—	$575,044	$2,090	$577,681
Shares issued under stock option/restricted stock/employee stock purchase plans, net	920	9	12,648	—	—	12,657
Stock-based compensation	—	—	17,932	—	—	17,932
Excess tax benefit related to employee equity awards	—	—	7,153	—	—	7,153
Share repurchase	(345)	(4)	4	—	—	—
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(3,883)	(3,883)
Foreign currency translation adjustment	—	—	—	—	(94,075)	(94,075)
Net income	—	—	—	147,821	—	147,821
Balance at June 30, 2015	55,237	$552	$37,737	$722,865	$(95,868)	$665,286
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended June 30,
	2015	2014	2013
Cash flow from operating activities:
Net income	$147,821	$129,094	$95,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,939	81,328	73,186
Stock-based compensation	17,932	15,329	11,168
Loss (gain) on disposal of assets	317	273	(884)
Deferred income taxes	(16,128)	(14,704)	2,830
Impairment charges	—	—	1,071
Excess tax benefit from stock-based compensation	(7,185)	(7,850)	(5,624)
Other non-cash items	(5,315)	(953)	659
Changes in assets and liabilities, net of the effect from acquisitions:
Billed and unbilled accounts receivable	(24,445)	(23,089)	(51,292)
Prepaid expenses and other current assets	(3,090)	(10,803)	(6,751)
Other assets	(11,941)	6,780	(6,693)
Accounts payable	19,000	11,529	3,955
Deferred revenue	(33,661)	46,687	47,531
Accrued expenses and other current liabilities	9,682	28,861	18,659
Long-term income taxes payable, net of long-term income taxes receivable	(10,626)	13,119	(1,440)
Other liabilities	(9,457)	11,600	1,468
Net cash provided by operating activities	157,843	287,201	183,815
Cash flow from investing activities:
Purchases of marketable securities	—	(250,318)	(312,403)
Proceeds from sale of marketable securities	88,564	291,824	182,800
Purchases of property and equipment	(80,167)	(72,585)	(81,089)
Acquisition of businesses, net of cash acquired	(104,462)	(150)	(97,099)
Proceeds from collection of note receivable	—	—	659
Proceeds from sale of property and equipment	—	—	1,677
Net cash used in investing activities	(96,065)	(31,229)	(305,455)
Cash flow from financing activities:
Proceeds from issuance of common stock, net of tax payments for cashless exercises	12,657	6,762	15,271
Payments for share repurchase	—	(154,906)	(195,149)
Excess tax benefit from stock-based compensation	7,185	7,850	5,624
Borrowings under credit agreement/facility	429,579	502,500	795,000
Repayments under credit agreement/facility	(422,500)	(590,000)	(577,500)
Borrowings under factoring agreement	—	4,497	10,394
Payments for debt issuance costs	(684)	(671)	(1,231)
Repayments under other debt	—	—	—
Net cash provided by (used in) financing activities	26,237	(223,968)	52,409
Effect of exchange rate changes on cash and cash equivalents	(68,782)	12,140	(321)
Net increase (decrease) in cash and cash equivalents	19,233	44,144	(69,552)
Cash and cash equivalents at beginning of year	188,171	144,027	213,579
Cash and cash equivalents at end of year	$207,404	$188,171	$144,027

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$(6,855)	$—	$—
Non-cash debt settlement under factoring agreement	$—	$14,891	$—
Net cash paid during year for:
Interest	$10,820	$13,710	$9,962
Income taxes, net of refunds	$78,432	$61,027	$37,764
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
Cash Pooling Arrangement, Net Presentation
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
Use of Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are used in accounting for, among other items, revenue recognition, allowance for credit losses on receivables, valuation of derivative instruments, periodic impairment reviews of goodwill and intangible assets, contingent consideration, income taxes, and the valuation of acquired and long-term assets. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions, trends, and assessments of the probable future outcomes of these matters. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period in which they are determined.
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
Segments
We identify a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by our chief operating decision maker who is our chief executive officer, and iii) it has available discrete financial information. We aggregate our operating segments into a reportable segment if the operating segments are determined to have similar economic characteristics and are similar in the nature of products and services, nature of production processes, type or class of customer for their products and services, product or service distribution method and, if applicable, nature of the regulatory environment. We have three reportable segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

Notes to Consolidated Financial Statements (Continued)

In February 2014, we announced the launch of PAREXEL Regulatory Outsourcing Services (“PROS”), which was designed to provide a focused, market-driven approach to regulatory outsourcing services in the life science industry, with a primary emphasis on post-approval regulatory activities. This service line offering was previously included within LIQUENT RIM solutions and reported within the PI segment. Effective July 1, 2014, we began reporting the operating results of PROS in the PC segment consistent with how the Company’s principal executive officer began monitoring the business in the first quarter of Fiscal Year 2015. All periods presented have been retroactively revised accordingly to reflect the new reporting segments.
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
CRS and PC Service Revenue
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
Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables have standalone value. ASC 605-25 requires the allocation of contract (arrangement) value to each separate unit of accounting based on the relative selling price of the various separate units of accounting in the arrangement. ASC 605-25 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (“TPE”) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimate of selling price considering all relevant information that is available without undue cost and effort.
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
PI Service Revenue
Service revenue is derived principally from the delivery of software solutions through our PI business segment. Software solutions include ClinPhone®RTSM, CTMS, EDC and RIM.
Within PI’s Clinphone® RTSM business, we offer selected software solutions through a hosted application delivered through a standard web-browser. We recognize revenue from application hosting services in accordance with ASC 985-605, “Software” and ASC 605-25 as our customers do not have the right to take possession of the software. Revenue resulting from these hosting services consists of three stages: set-up (client specification and workflow), hosting and support services, and closeout reporting.
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

Notes to Consolidated Financial Statements (Continued)

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
Reimbursement Revenue & Investigator Fees
Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. In addition, as is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, because these fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $461.0 million, $523.1 million, and $421.2 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively.
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
We have approximately seven different counterparties in our derivative contracts, which include interest rate swaps, an interest rate cap and foreign currency hedges. Each of these counterparties is in the financial services industry and is subject to the credit risks inherent to that industry. We perform ongoing credit evaluations of these counterparties.
We perform ongoing credit evaluations related to the financial condition of our clients and, generally, do not require collateral. As of June 30, 2015, two clients individually accounted for 12% and 11% of our total billed and unbilled accounts receivables. As of June 30, 2014, one client individually accounted for 20% of our billed and unbilled accounts receivables. For the year ended June 30, 2015 (“Fiscal Year 2015”), one client individually accounted for 14% of our consolidated service revenue. For the year ended June 30, 2014 (“Fiscal Year 2014”), two clients individually accounted for 16% and 11% of our consolidated service revenue. For the year ended June 30, 2013 (“Fiscal Year 2013”), two clients individually accounted for 17% and 12% of our consolidated service revenue.

Notes to Consolidated Financial Statements (Continued)

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
Research and Development Costs
We incur ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $24.0 million, $26.9 million, and $23.8 million in Fiscal Years 2015, 2014, and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.
Goodwill
PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For Fiscal Years 2015 and 2014, we performed the intangibles impairment testing in accordance with the guidance of Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and conducted an assessment of qualitative factors. We concluded that it was not more likely than not the fair value of a reporting unit was less than its carrying amount, including goodwill as of June 30, 2015 and 2014. There was no evidence of impairment of our goodwill balances as of June 30, 2015 or 2014.
Long-lived Assets and Other Intangible Assets
Long-lived assets, including fixed assets and intangible assets which have a definitive life, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable.
Indefinite-lived assets are reviewed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the asset. For Fiscal Years 2015 and 2014, we performed the intangibles impairment testing in accordance with the guidance under ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” and conducted an assessment of qualitative factors and concluded that it was not more likely than not that the fair value of our indefinite-lived intangible assets was less than its carrying amount as of June 30, 2015 and 2014. There was no evidence of impairment of our indefinite-lived intangible asset balances as of June 30, 2015 or 2014. Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 1 to 15 years.
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

Notes to Consolidated Financial Statements (Continued)

Foreign Currency
Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in miscellaneous expense, net in the consolidated statements of operations. Transaction gains (losses) were $7.0 million, $(3.5) million, and $4.1 million in Fiscal Years 2015, 2014, and 2013, respectively.
Earnings Per Share
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and restricted stock awards. We do not have any participating securities outstanding nor do we have more than one class of common stock.
Recently Implemented Accounting Standards
In March 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. We adopted ASU 2013-05 beginning in our fiscal quarter ended September 30, 2014. The adoption of ASU 2013-05 did not impact our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As originally issued, ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. Early adoption is permitted for annual periods beginning after December 16, 2016. We are assessing the impact of adopting ASU No. 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 amended the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years ending after December 15, 2015. Early application is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issue costs continues to be classified as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 – ACQUISITIONS
The pro forma effects of the acquisitions described below are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
LIQUENT ACQUISITION
On December 21, 2012, we acquired all of the outstanding equity securities of LIQUENT, Inc. (“LIQUENT”), a leading global provider of RIM solutions for total cash consideration of $74.3 million. By combining LIQUENT with our PI segment, we believe that we have strengthened our regulatory capabilities by adding a regulatory information technology platform and provide our clients access to comprehensive regulatory agency submission planning, viewing, tracking, publishing, and registration management throughout the entire product lifecycle of a life sciences entity. Effective July 1, 2014, a component of LIQUENT’s RIM solutions, the regulatory outsourcing services, began being reported as part of our PC segment (see Note 17).
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
ATLAS ACQUISITION
On July 1, 2014, we acquired all of the outstanding equity securities of ATLAS, a provider of clinical research services in Turkey, the Middle East, and North Africa, for approximately $2.1 million. ATLAS provides services across all phases of clinical development, has broad therapeutic expertise, and provides clinical trial-related services from study planning and feasibility, through site selection, data management and medical writing. The business has been integrated into our CRS segment. The acquisition was funded with existing cash. The fair value of the acquired assets and assumed liabilities are reflected in the Consolidated Balance Sheets. The goodwill of $1.4 million arising from the Atlas acquisition largely reflects the expansion of our service offerings across geographic markets complementary to our existing markets. None of the goodwill is expected to be deductible for tax purposes.
CLININTEL ACQUISITION
On October 3, 2014, we acquired all of the outstanding equity securities of privately-owned ClinIntel, a provider of clinical Randomization and Trial Supply Management (RTSM) services, based in the United Kingdom. ClinIntel’s offerings have been combined into the ClinPhone® RTSM suite and are designed to make patient randomization and clinical supply chain solutions more efficient. Capabilities include advanced RTSM technologies for planning, forecasting and supply chain eLogistics. The business has been integrated into the PI segment.
The purchase price for the acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date if ClinIntel achieves certain financial targets. We funded the acquisition with existing cash.

Notes to Consolidated Financial Statements (Continued)

The acquired assets and assumed liabilities from ClinIntel were recorded at fair value at the date of acquisition. We finalized the fair value estimates of the acquired assets and the assumed liabilities in June 2015. The components of the consideration transferred in conjunction with the ClinIntel acquisition and the respective fair value of the assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total Consideration transferred:
Cash paid, net of cash acquired	$8,780
Fair value of contingent consideration	9,882
Net purchase price	$18,662
Fair value of assets acquired and liabilities assumed:
Accounts receivable	$460
Definite-lived intangible assets	6,200
Goodwill	13,377
Total assets acquired	20,037
Current liabilities	135
Deferred tax liabilities	1,240
Total liabilities assumed	1,375
Fair value of net assets acquired:	$18,662
The fair value of the acquired assets and assumed liabilities are reflected in the Consolidated Balance Sheets. The goodwill of $13.4 million arising from the ClinIntel acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. None of the goodwill is expected to be deductible for tax purposes.
The following are the identifiable intangible assets acquired and their respective fair value and estimated useful lives (dollars in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$2,300	10
Technology	3,900	8
Total	$6,200
QUANTUM SOLUTIONS INDIA ACQUISITION
On April 13, 2015, we acquired all of the business assets of privately-owned Quantum Solutions India (“QSI”), a leading provider of specialized pharmacovigilance services, based in Chandigarh, India. Pharmacovigilance is the collection, detection, assessment, monitoring, and prevention of adverse effects associated with pharmaceutical products. The business has been integrated into our CRS segment.
We paid approximately $93.6 million for the assets of QSI. We funded the acquisition through use of existing cash held outside of the United States.

Notes to Consolidated Financial Statements (Continued)

The acquired assets and assumed liabilities from QSI were recorded at fair value at the date of acquisition. The consideration transferred in conjunction with the QSI acquisition and the respective estimated fair value of the assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total Consideration transferred:
Cash paid, net of cash acquired	$93,582
Preliminary Fair value of assets acquired and liabilities assumed:
Accounts receivable	$4,896
Other Current Assets	1,381
Property and equipment	1,955
Definite-lived intangible assets	62,390
Goodwill	24,061
Total assets acquired	94,683
Current liabilities	1,101
Total liabilities assumed	1,101
Fair value of net assets acquired:	$93,582
The amounts above represent our preliminary fair value estimates as of June 30, 2015 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the QSI acquisition by the year ended June 30, 2016.
The goodwill of $24.1 million arising from the QSI acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill held in the respective jurisdiction is deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Estimated Useful Life (Years)
Customer relationships	$56,300	10
Backlog	4,730	1
Trade name	1,360	5
Total	$62,390
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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program was expanded in Fiscal Year 2013 in order to reduce the impact of foreign exchange rate risk on our direct costs. In Fiscal Year 2014, we further expanded the program to reduce the foreign exchange rate risk on our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of June 30, 2015 and June 30, 2014. All asset and liability amounts are reported in other current and non-current assets and other current and non-current liabilities.

Notes to Consolidated Financial Statements (Continued)

	June 30, 2015		June 30, 2014
(in thousands)	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100,000	$788	$100,000	$2,049
Foreign exchange contracts	140,596	2,904	154,845	5,375
Cross-currency swap contracts	—	—	25,560	528
Derivatives in a liability position:
Interest rate contracts	25,000	(69)	100,000	(1,469)
Foreign exchange contracts	56,105	(4,564)	37,736	(369)
Cross-currency swap contracts	18,998	(2,744)	—	—
Total designated derivatives	$340,699	$(3,685)	$418,141	$6,114
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$46,119	$635	$100,849	$1,062
Derivatives in a liability position:
Foreign exchange contracts	81,662	(1,843)	49,863	(133)
Total non-designated derivatives	$127,781	$(1,208)	$150,712	$929
Total derivatives	$468,480	$(4,893)	$568,853	$7,043
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous (expense) income, net in our consolidated statements of income. During Fiscal Years 2015 and 2014, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were a loss of $2.5 million and $0.2 million, respectively.
The amounts recognized for Fiscal Year 2015 and Fiscal Year 2014 in other comprehensive income (loss) are presented below:

	Years Ended
(in thousands)	June 30, 2015	June 30, 2014
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$50	$(322)
Foreign exchange contracts, net of taxes	(3,860)	5,423
Cross-currency swap contracts, net of taxes	(73)	(23)
Total designated derivative unrealized gain (loss), net	$(3,883)	$5,078
The unrealized gain (loss) on derivative instruments is net of $2.6 million and $3.2 million of taxes for Fiscal Years 2015 and 2014, respectively. The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $1.0 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a loss of $18.1 million for the year ended June 30, 2015 and a gain of $0.7 million for the year ended June 30, 2014. The unrealized (loss) gain recognized are presented below:

	Years Ended
(in thousands)	June 30, 2015	June 30, 2014
Derivatives not designated as hedging instruments under ASC 815
Cross-currency interest rate swap contracts	$—	$1,910
Foreign exchange contracts	(2,137)	1,830
Total non-designated derivative unrealized gain (loss), net	$(2,137)	$3,740

Notes to Consolidated Financial Statements (Continued)

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2015 and June 30, 2014 consisted of the following:

(in thousands)	2015	2014
Property and equipment:
Computer software	$377,843	$337,494
Computer hardware and office equipment	110,874	108,717
Leasehold improvements	100,372	97,280
Medical equipment	16,496	17,577
Furniture and fixtures	30,179	28,837
Office equipment and other assets	16,370	17,930
Total	652,134	607,835
Less: accumulated depreciation	(410,923)	(373,671)
Total	$241,211	$234,164
We retired $6.5 million, $2.0 million and $13.0 million of fully-depreciated assets for Fiscal Years 2015, 2014, and 2013, respectively.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for Fiscal Years 2015 and 2014 were as follows:

(in thousands)	Fiscal Year 2015	Fiscal Year 2014
Beginning Balance	$329,520	$319,478
Goodwill arising from QSI acquisition	24,060	—
Goodwill arising from ClinIntel acquisition	13,377	—
Goodwill arising from ATLAS acquisition	1,447	—
Goodwill arising from Heron acquisition	—	304
Goodwill arising from Liquent acquisition	—	280
Effect of changes in exchange rates used for translation	(13,497)	9,458
Ending Balance	$354,907	$329,520
As of June 30, 2015, the carrying value of our goodwill by reportable segment was $143.8 million in CRS, $20.6 million in PC, and $190.5 million in PI.
Long-lived Assets and Other Intangible Assets
As of June 30, 2015, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	11.5	$167,378	$(57,501)	$109,877
Technology and other intangibles	8.0	39,547	(28,822)	10,725
Definite-life tradename	7.0	5,260	(1,321)	3,939
Indefinite-life tradename *	indefinite	22,158	(4,609)	17,549
Total intangible assets		$234,343	$(92,253)	$142,090
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.

Notes to Consolidated Financial Statements (Continued)

As of June 30, 2014, intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships	12.8	$104,048	$(45,028)	$59,020
Technology and other intangibles	7.9	35,647	(24,191)	11,456
Definite-life tradename	7.7	3,900	(673)	3,227
Indefinite-life tradename *	indefinite	22,158	(4,006)	18,152
Total intangible assets		$165,753	$(73,898)	$91,855
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
The changes in the carrying amounts of other intangible assets for Fiscal Years 2015 and 2014 were as follows:

(in thousands)	Fiscal Year 2015	Fiscal Year 2014
Beginning Balance	$91,855	$103,514
Intangibles assets acquired from QSI acquisition	62,390	—
Intangibles assets acquired from ClinIntel acquisition	6,200	—
Intangibles assets (adjusted) acquired from LIQUENT acquisition	—	(400)
Amortization	(15,618)	(14,952)
Effect of changes in exchange rates used for translation	(2,737)	3,693
Ending Balance	$142,090	$91,855
Estimated amortization expense for the next five years is as follows:

(in thousands)
FY 2016	FY 2017	FY 2018	FY 2019	FY 2020
$22,316	$19,460	$17,589	$15,723	$14,112
NOTE 7. RESTRUCTURING CHARGES
In June 2015, the Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company wide. The activities under the Margin Acceleration Program are expected to be substantially completed by June 2016. For Fiscal Year 2015, we recorded $20.0 million in restructuring charges related to the Margin Acceleration Program.
Various restructuring plans adopted by us since Fiscal Year 2005 are included in the Pre-2012 Plans.

Notes to Consolidated Financial Statements (Continued)

Changes in the restructuring accrual during Fiscal Years 2015, 2014, and 2013 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2014			June 30, 2015
2015 Margin Acceleration Program
Employee severance	$—	$20,010	$—	$20,010
Pre-2012 Restructuring Plans
Facilities-related	1,195	(165)	(741)	289
Total	$1,195	$19,845	$(741)	$20,299

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2013			June 30, 2014
Pre-2012 Restructuring Plans
Facilities-related	$2,559	$(444)	$(920)	$1,195
Total	$2,559	$(444)	$(920)	$1,195

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
(in thousands)	June 30, 2012			June 30, 2013
Pre-2012 Restructuring Plans
Employee severance	$1,884	$(182)	$(1,702)	$—
Facilities-related	5,890	(1,027)	(2,304)	2,559
Total	$7,774	$(1,209)	$(4,006)	$2,559
NOTE 8. CREDIT ARRANGEMENTS
Master Financing Agreement
On June 12, 2015, we entered into a 3 year, interest free Master Financing Agreement for $7.1 million with General Electric Capital Corporation, (“GECC”), in conjunction with a software term license purchase. On June 30, 2015 we received the gross proceeds of $7.1 million from GECC. Repayment of the principal borrowed under the Master Financing Agreement is due annually on July 1st as follows:

•	$1.4 million made on or prior to July 1, 2015;

•	$2.8 million made on or prior to July 1, 2016; and

•	$2.8 million made on or prior to July 1, 2017.
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
As of June 30, 2015, we had $100 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to

Notes to Consolidated Financial Statements (Continued)

minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.  As of June 30, 2015, our debt under the Note Purchase Agreement carried an average annualized interest rate of 3.05%.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Year 2015 and 2014, we transferred approximately $122.6 million and $184.6 million of trade receivables, respectively. As of June 30, 2015 and June 30, 2014, no transfers were accounted for as a financing activity.
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
As of June 30, 2015, we had $50 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.5 million in our consolidated balance sheets. As of June 30, 2015, we had borrowing availability of $250 million under the revolving credit facility.
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

Notes to Consolidated Financial Statements (Continued)

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in us exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of June 30, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement which hedged $100.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30% plus an applicable margin. In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73% plus an applicable margin. Both interest rate swap agreements now hedge $125.0 million of principal under our 2014 Credit Agreement. As of June 30, 2015, our debt under the 2014 Credit Agreement, including the $125.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.68%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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

Notes to Consolidated Financial Statements (Continued)

loans in U.S. dollars bore interest calculated at the Alternate Base Rate plus a margin (not to have exceeded a per annum rate of 0.750%).
On October 15, 2014, all outstanding amounts under the 2013 Credit Agreement were fully repaid with the proceeds from the 2014 Credit Agreement.
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
The 2012 Term Loan consisted of a term loan facility for $100.0 million, the full amount of which was advanced to us on December 21, 2012 and was scheduled to mature on June 30, 2013. Borrowings made under the 2012 Term Loan bore interest, at our option, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.75%) based on a ratio of consolidated funded debt to EBITDA for the preceding twelve months (the “2012 Term Loan Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the 2012 Term Loan Leverage Ratio. As of June 30, 2015, all outstanding amounts under the 2012 Term Loan were fully repaid with the proceeds from the 2013 Credit Agreement.
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
As of March 22, 2013, all outstanding amounts under the 2013 Facilities were fully repaid with the proceeds from the 2013 Credit Agreement.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2015, we had 4.0 million Euros available under this line of credit.
NOTE 9. STOCKHOLDERS’ EQUITY
During Fiscal Year 2015, 205,842 shares of common stock were surrendered as part of the cashless exercise of stock options and vesting of restricted stock to satisfy exercise costs and statutory minimum tax withholding payments.
Share Repurchase Plan
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the "2014 Program") authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from

Notes to Consolidated Financial Statements (Continued)

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
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase (“ASR”) agreements and two separate $50.0 million open market agreements (the “Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the 2013 Program, we repurchased 5,458,285 shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares that we repurchased and retired.
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
In July 2013, with the completion of our Open Market Agreements and the final settlement of the ASR agreements, the 2013 Program was completed.

Notes to Consolidated Financial Statements (Continued)

NOTE 10. EARNINGS PER SHARE
The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(in thousands, except per share data)	2015	2014	2013
Net income attributable to common shares	$147,821	$129,094	$95,972
Weighted average number of shares outstanding, used in computing basic earnings per share	54,915	56,504	58,388
Dilutive common stock equivalents	923	973	1,059
Weighted average shares used in computing diluted earnings per share	55,838	57,477	59,447
Basic earnings per share	$2.69	$2.28	$1.64
Diluted earnings per share	$2.65	$2.25	$1.61
Anti-dilutive options and restricted stock (excluded from the calculation of diluted earnings per share)	774	536	503
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the years ended June 30, 2015, 2014 and 2013:

(in thousands)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2012	$(27,615)	$(1,524)	$(29,139)
Other comprehensive income before reclassifications	(1,523)	(1,363)	(2,886)
Loss reclassified from accumulated other comprehensive income	—	1,987	1,987
Net current-period other comprehensive income	$(1,523)	$624	$(899)
Balance at June 30, 2013	$(29,138)	$(900)	$(30,038)
Other comprehensive income before reclassifications	27,050	6,411	33,461
Gain reclassified from accumulated other comprehensive income	—	(1,333)	(1,333)
Net current-period other comprehensive income	$27,050	$5,078	$32,128
Balance at June 30, 2014	$(2,088)	$4,178	$2,090
Other comprehensive income before reclassifications	(94,075)	(14,272)	(108,347)
Loss reclassified from accumulated other comprehensive income	—	10,389	10,389
Net current-period other comprehensive income	$(94,075)	$(3,883)	$(97,958)
Balance at June 30, 2015	$(96,163)	$295	$(95,868)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income are presented below:

	Years Ended			Affected Line in the Consolidated Statements of Income
(in thousands)	2015	2014	2013
Interest rate contracts	$(1,450)	$(1,719)	$(1,260)	Interest expense, net
Foreign exchange contracts	(12,290)	3,420	(2,048)	Direct Costs
Foreign exchange contracts	(2,755)	281	—	Service revenue
Cross-currency swap contracts	184	114	218	Miscellaneous (expense) income, net
Total	$(16,311)	$2,096	$(3,090)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $5.9 million, $0.8 million, and $1.1 million and for years ended June 30, 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (Continued)

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

	Years ended June 30,
	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.2%	54.1%	56.4%
Risk-free interest rate	1.7%	1.6%	0.9%
Expected term (in years)	5.0	5.2	5.2
For the last three fiscal years, we recognized the following stock-based compensation expense:

	Years ended June 30,
(in thousands)	2015	2014	2013
Direct costs related	$4,392	$3,027	$1,918
Selling, general and administrative related	13,540	12,302	9,250
Total stock-based compensation	$17,932	$15,329	$11,168
For Fiscal Years 2015, 2014, and 2013, the tax benefit related to stock compensation expense that we recognized was $5.6 million, $4.4 million, and $3.1 million, respectively. As of June 30, 2015, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $34.0 million, which will be recognized over a weighted-average period of 2.6 years.
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
The following table summarizes information related to stock option activity for the respective periods:

	Years ended June 30,
(in thousands, except per share data)	2015	2014	2013
Weighted-average fair value of options granted per share	$20.16	$20.70	$16.20
Intrinsic value of options exercised	$33,833	$24,066	$24,872

Notes to Consolidated Financial Statements (Continued)

Stock option activity for the year ended June 30, 2015 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Thousands)
Balance at June 30, 2014	3,180,179	$29.21	5.3	$75,229
Granted	987,599	$59.07
Exercised	(895,279)	$24.72
Canceled	(113,062)	$41.37
Balance at June 30, 2015	3,159,437	$39.40	5.6	$78,954
Exercisable at June 30, 2015	968,250	$25.13	3.7	$37,936
Expected to vest at June 30, 2015	2,015,621	$45.31	6.4	$38,506
Restricted Stock
We use restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers, non-employee members of the Board of Directors, and other employees. In general, we granted RSAs and RSUs that will vest at the end of a three-year service period for employees or one-year service period for non-employee members of the Board. The fair values of restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. For Fiscal Year 2015, 2014, and 2013, the fair value of restricted stock awards vested was $3.9 million, $4.0 million, and $4.6 million, respectively. Restricted stock activity for the year ended June 30, 2015 was:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Balance at June 30, 2014	411,352	$31.69
Granted	108,772	$60.39
Vested	(173,362)	$22.37
Forfeited	(7,750)	$53.19
Unvested Balance at June 30, 2015	339,012	$45.17
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
The following table summarizes the purchases under the Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2015	57,557	$59.09
Fiscal Year 2014	68,867	$43.20
Fiscal Year 2013	62,777	$35.54
Savings Plan
We sponsor an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and our stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Our contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $10.7 million, $9.6 million, and $8.6 million for the Fiscal Years 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(7,291)	$(7,291)
Interest Rate Derivative Instruments	—	719	—	719
Foreign Currency Exchange Contracts	—	(5,612)	—	(5,612)
Total	$—	$(4,893)	$(7,291)	$(12,184)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5,152)	$(5,152)
Interest Rate Derivative Instruments	—	580	—	580
Foreign Currency Exchange Contracts	—	6,463	—	6,463
Total	$—	$7,043	$(5,152)	$1,891
Level 1 Estimates
Cash equivalents are measured at quoted prices in active markets.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of June 30, 2015, we did not hold any marketable securities.
Interest rate derivative instruments are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.
Level 2 Estimates
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

Notes to Consolidated Financial Statements (Continued)

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
As described in Note 3 above, the purchase price for HERON acquisition was approximately $22.8 million purchase price included the potential for us to pay up to an additional $14.2 million over the twenty-six month period following the acquisition date if HERON achieves specific financial targets. We determined the fair value of the contingent consideration at the date of the acquisition to be $5.9 million. The contingent consideration related to the HERON acquisition was measured at fair value using an income approach valuation technique. For the fiscal year ended June 30, 2015, HERON did not achieve the specific financial targets associated with the contingent consideration and no payout was made.
As described in Note 3 above, the purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date if ClinIntel achieves specific financial targets. The contingent consideration related to the ClinIntel acquisition is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability are primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Unobservable Input	ClinIntel Range
Discount rate	4%
Probability of achieving financial targets	100%
Projected period of payment	August 2016
The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in thousands)	Fair Value
Balance at June 30, 2013	$5,934
Change in fair value related to contingent consideration from HERON acquisition	(782)
Balance at June 30, 2014	$5,152
Additions of contingent consideration from ClinIntel acquisition	9,882
Change in fair value of contingent consideration	(7,421)
Effect of changes in exchange rates used for translation	(322)
Balance at June 30, 2015	$7,291
For the fiscal years ended June 30, 2015 and June 30, 2014, the change in fair value of contingent consideration of $7.4 million and $0.8 million was recorded in selling, general and administrative expense, respectively.
For the fiscal years ended June 30, 2015 and June 30, 2014, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities over the same periods.
The fair value of the debt under the Notes was estimated to be $96.2 million as of June 30, 2015, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our short-term and long-term debt under the 2014 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

Notes to Consolidated Financial Statements (Continued)

NOTE 14. INCOME TAXES
Domestic and foreign income (loss) before income taxes for the three years ended June 30 were as follows:

(in thousands)	2015	2014	2013
Domestic	$101,132	$98,154	$35,792
Foreign	99,098	89,707	97,358
	$200,230	$187,861	$133,150
Provisions for income taxes for the three years ended June 30 were as follows:

(in thousands)	2015	2014	2013
Current:
Federal	$36,552	$27,264	$6,279
State	8,623	9,456	2,565
Foreign	23,025	33,242	26,651
	68,200	69,962	35,495
Deferred:
Federal	6,691	4,001	7,650
State	(1,180)	(905)	(2,113)
Foreign	(21,302)	(14,291)	(3,854)
	(15,791)	(11,195)	1,683
	$52,409	$58,767	$37,178
Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

(in thousands)	2015	%	2014	%	2013	%
Income tax expense computed at the federal statutory rate	$70,081	35.0%	$65,751	35.0%	$46,602	35.0%
State income taxes, net of federal benefit	5,081	2.5%	5,419	2.9%	1,914	1.4%
Foreign rate differential	(4,350)	(2.2)%	(4,857)	(2.6)%	(7,960)	(6.0)%
Change in valuation allowances	(796)	(0.4)%	(491)	(0.3)%	(4,708)	(3.5)%
Change in reserves	(2,066)	(1.0)%	(5,193)	(2.8)%	394	0.3%
Research and development	(13,376)	(6.7)%	(3,284)	(1.7)%	(2,986)	(2.2)%
Non-taxable contingent consideration	(1,805)	(0.9)%	(376)	(0.2)%	—	—%
Other non-deductible expenses	—	—%	—	—%	968	0.7%
Statutory tax rate changes	(576)	(0.2)%	(623)	(0.3)%	798	0.6%
Other, net	216	0.1%	2,421	1.3%	2,156	1.6%
	$52,409	26.2%	$58,767	31.3%	$37,178	27.9%
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings are indefinitely reinvested. Undistributed earnings of foreign subsidiaries that are indefinitely reinvested are approximately $479.0 million and $423.0 million at June 30, 2015 and June 30, 2014, respectively. Due to the complexities associated with this hypothetical calculation, it is not practicable to estimate the unrecognized deferred tax liability on the earnings that are indefinitely reinvested in foreign operations.

Notes to Consolidated Financial Statements (Continued)

Significant components of our net deferred tax assets (liabilities) as of June 30, 2015 and June 30, 2014 were as follows:

(in thousands)	2015	2014
Deferred tax assets:
U.S. loss carryforwards	$2,528	$1,764
Foreign loss carryforwards	4,503	2,814
Accrued expenses	42,535	38,915
Tax credit carryforwards	2,780	5,711
Provision for losses on receivables	2,665	920
Deferred compensation	10,017	8,219
Deferred revenue	21,331	12,698
Intercompany loans	1,299	2,752
Other	2,228	3,597
Gross deferred tax assets	89,886	77,390
Deferred tax asset valuation allowance	(4,344)	(5,318)
Total deferred tax assets	85,542	72,072
Deferred tax liabilities:
Property and equipment	(6,784)	(6,521)
Revenue recognition	(10,656)	(17,601)
Intangible assets	(35,526)	(35,372)
Other	(4,745)	(1,038)
Total deferred tax liabilities	(57,711)	(60,532)
Net deferred tax assets	$27,831	$11,540
The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2015 and June 30, 2014 were as follows:

(in thousands)	2015	2014
Current deferred tax assets	$59,058	$54,061
Non-current deferred tax assets	11,703	6,669
Current deferred tax liabilities	(9,976)	(16,592)
Non-current deferred tax liabilities	(32,954)	(32,598)
	$27,831	$11,540
At June 30, 2015, federal, state and foreign loss carryforwards of $4.8 million, $30.5 million and $21.4 million, respectively, were available to offset future liabilities for income taxes. The federal net operating losses expire in the years 2023 through 2034. Included in the state loss carryforwards is $3.7 million attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state net operating losses expire in the years 2016 through 2034. Of the non-U.S. loss carryforwards, $3.2 million will expire between 2016 and 2025; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $26.1 million, which expire in the years 2018 through 2025. Included in the U.S. foreign tax credit carryforwards is $15.4 million attributable to deductions from the exercise of equity awards. The benefit from these credits will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.
A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The decrease in the valuation allowance in Fiscal Year 2015 was principally due to improved profitability in various jurisdictions.
As of June 30, 2015, we had $35.2 million of gross unrecognized tax benefits of which $23.9 million would impact the effective tax rate if recognized. As of June 30, 2014, we had $41.5 million of gross unrecognized tax benefits of which $25.4 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
Unrecognized tax benefits represent favorable positions we have taken, or expect to take, on tax returns. These positions have reduced, or are expected to reduce, our income tax liability on our tax returns and financial statements. As a result of the uncertainty associated with these positions, we have established a liability that effectively reverses the previous recognition of

Notes to Consolidated Financial Statements (Continued)

the tax benefits, making them “unrecognized.” Our unrecognized income tax benefits, excluding accrued interest and penalties, are as follows:

(in thousands)	2015	2014	2013
Balance at beginning of year	$41,471	$46,591	$53,813
Additions related to tax positions in prior years	—	792	—
Additions related to tax positions in the current year	3,595	—	—
Reductions related to tax positions in prior years	(500)	(1,115)	(2,869)
Reductions related to settlements with tax authorities	(6,459)	—	—
Reductions related to the expiration of statutes	(76)	(5,630)	(4,662)
Currency translation adjustments	(2,810)	833	309
Balance at end of year	$35,221	$41,471	$46,591
As of June 30, 2015, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $14.2 million in the next twelve months primarily as a result of the expiration of statutes of limitation and settlement with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2015 and June 30, 2014, interest and penalties of $4.2 million and $5.5 million, respectively, were included in our liability for unrecognized tax benefits. For Fiscal Years 2015, 2014 and 2013, a benefit of $0.7 million, an expense of $0.3 million and a benefit of $0.9 million, respectively, was recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple states, local and foreign jurisdictions. All material state and local income tax matters through 2005 have been concluded. All material federal income tax matters have been concluded through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2001.
NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease facilities under operating leases that include renewal and escalation clauses. Rent expense is recorded on a straight-line basis over the lease term. Total rent expense was $56.4 million, $59.4 million, and $54.7 million for Fiscal Years 2015, 2014, and 2013, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due are as follows (excluding future potential payments in connection with acquisitions - see Note 3):

(in thousands)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$8,915	$12,832	$20,332	$35,000	$280,000	$—	$357,079
Operating leases	55,805	44,415	35,285	30,023	23,036	96,426	284,990
Purchase commitments*	105,143	38,704	5,919	1,950	166	—	151,882
Total	$169,863	$95,951	$61,536	$66,973	$303,202	$96,426	$793,951
*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks, totaling approximately $9.9 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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

Notes to Consolidated Financial Statements (Continued)

NOTE 16. GEOGRAPHIC INFORMATION
Financial information by geographic area for the three years ended June 30 was as follows:

(in thousands)	2015	2014	2013
Service revenue:
The Americas	$1,055,581	$970,894	$866,998
Europe, Middle East & Africa	691,104	709,137	624,010
Asia/Pacific	269,296	259,329	243,434
Total	$2,015,981	$1,939,360	$1,734,442
Income from operations:
The Americas	$112,809	$111,718	$44,743
Europe, Middle East & Africa	56,282	51,793	59,466
Asia/Pacific	30,761	35,987	31,914
Total	$199,852	$199,498	$136,123
Tangible long-lived assets:
The Americas	$161,159	$151,111
Europe, Middle East & Africa	61,450	63,215
Asia/Pacific	18,602	19,838
Total	$241,211	$234,164
The following countries represented greater than 10% of consolidated service revenue for the three years ended June 30:

(in thousands)	2015	2014	2013
Service revenue:
United States	$984,683	$902,931	$797,380
United Kingdom	$239,649	$245,098	$227,964
Germany	N/A*	$229,858	$187,099
* For Fiscal Year 2015 service revenue for Germany was less than 10% of our consolidated service revenue.
NOTE 17. SEGMENT INFORMATION
We have three reportable segments: CRS, PC and PI.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call Peri/Post-Approval Services. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase with Phase II-III and Peri/Post-Approval Services due to economic similarities in these operating segments.

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

Notes to Consolidated Financial Statements (Continued)

infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

(in thousands)	CRS	PC	PI	TOTAL
Service revenue:
2015	$1,535,359	$215,954	$264,668	$2,015,981
2014	1,455,279	229,842	254,239	1,939,360
2013	1,303,569	211,202	219,671	1,734,442
Gross profit on service revenue:
2015	$449,613	$94,755	$127,460	$671,828
2014	445,210	96,220	118,752	660,182
2013	347,056	84,745	95,105	526,906

NOTE 18. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for Fiscal Years 2015 and 2014:

	Fiscal Year 2015
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$491,696	$499,269	$502,033	$522,983	$2,015,981
Gross profit	172,877	171,948	164,079	162,924	671,828
Income from operations	53,580	52,784	54,229	39,259	199,852
Net income	37,142	38,760	37,741	34,178	147,821
Diluted earnings per share	$0.67	$0.70	$0.68	$0.61	$2.65

	Fiscal Year 2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$449,245	$487,145	$492,375	$510,595	$1,939,360
Gross profit	146,051	162,638	169,226	182,267	660,182
Income from operations	41,881	46,664	52,171	58,782	199,498
Net income	25,954	28,329	34,739	40,072	129,094
Diluted earnings per share	$0.45	$0.49	$0.60	$0.70	$2.25

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The audited consolidated financial statements of the Company include the results of acquired ATLAS Medical Services (“ATLAS”), ClinIntel, and Quantum Solutions India (“QSI”). As permitted by the U.S. Securities and Exchange Commission, we excluded these acquisitions from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015 were total assets of approximately 1%, excluding the effect of purchasing accounting adjustments, and less than 1% of service revenues for the year then ended.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 78.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation

We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ATLAS Medical Services (ATLAS), ClinIntel, and Quantum Solutions India (QSI), which were included in the June 30, 2015 consolidated financial statements of PAREXEL International Corporation and constituted approximately 1% of total assets, excluding the effect of purchase accounting adjustments, as of June 30, 2015 and and less than 1% of service revenues for the year then ended. Our audit of internal control over financial reporting of PAREXL International Corporation also did not include an evaluation of the internal control over financial reporting of ATLAS, ClinIntel, or QSI.

In our opinion, PAREXEL International Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAREXEL International Corporation as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015 and our report dated August 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 24, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on our internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 of this annual report.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”
Item 11. Executive Compensation
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
	The following financial statements and supplementary data are included in Item 8 of this annual report:
	Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2015, 2014 and 2013	77

	Consolidated Statements of Income and Comprehensive Income for each of the three years ended June 30, 2015, 2014 and 2013	46

	Consolidated Balance Sheets at June 30, 2015 and 2014	47

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2015, 2014 and 2013	49

	Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2015, 2014 and 2013	48

	Notes to Consolidated Financial Statements	50

	2. Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	83

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

	3. Exhibits
	Exhibits filed with this Form 10-K are included on the Exhibit Index, which is incorporated herein by reference, and are filed or furnished as part of this report or are incorporated into this report by reference.	84

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	August 24, 2015
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Josef H. von Rickenbach		August 24, 2015
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Ingo Bank		August 24, 2015
Ingo Bank	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Dana Callow, Jr.		August 24, 2015
A. Dana Callow, Jr.	Director
/s/ Patrick J. Fortune		August 24, 2015
Patrick J. Fortune	Director
/s/ Eduard E. Holdener		August 24, 2015
Eduard E. Holdener	Director
/s/ Christopher J. Lindop		August 24, 2015
Christopher J. Lindop	Director
/s/ Richard L. Love		August 24, 2015
Richard L. Love	Director
/s/ Ellen M. Zane		August 24, 2015
Ellen M. Zane	Director

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of year	Charged (credited) to costs and expenses	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2013	$9,448	$(346)	$(4,578)	$4,524
Year ended June 30, 2014	$4,524	$(316)	$(64)	$4,144
Year ended June 30, 2015	$4,144	$1,097	$(52)	$5,189
* Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in thousands)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2013	$11,392	$(4,708)	$(661)	$6,023
Year ended June 30, 2014	$6,023	$(277)	$(428)	$5,318
Year ended June 30, 2015	$5,318	$731	$(1,636)	$4,413
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

10.2*	2001 Stock Incentive Plan of the Company (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).
10.3*
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

10.5*	2005 Stock Incentive Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by this reference).
10.6*
Form of Restricted Stock Agreement for non-employee directors under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by this reference).

10.7*
Form of Restricted Stock Agreement for executive officers under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by this reference).

10.8*
Form of Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 and incorporated herein by this reference).

10.9*	2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference).
10.10*
Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2007 Stock Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference).

10.11*	Form of Restricted Stock Agreement for non-employee directors under the Company’s 2007 Stock Incentive Plan
10.12*	Form of Restricted Stock Agreement for executive officers under the Company’s 2007 Stock Incentive Plan
10.13*	Form of Stock Option Agreement under the Company’s 2007 Stock Incentive Plan
10.14*	2010 Stock Incentive Plan as amended (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference). .
10.15*
Form of Restricted Stock Agreement for non-employee directors under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.16*
Form of Restricted Stock Agreement for executive officers under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.17*
Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2010 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.18*
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

10.20
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

10.23
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

10.25*
Amended and Restated Employment Agreement dated April 15, 2008 between Josef H. von Rickenbach and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference).

10.26*
Amended and Restated Change of Control/Severance Agreement, dated as of October 31, 2008, by and between the Company and Mark A. Goldberg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008 and incorporated herein by reference).

10.27*
PAREXEL International Amended and Restated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

EXHIBIT NO.	DESCRIPTION
10.28
Lease dated April 10, 2002 between API (No. 23) Limited, Arlington Property Investments Limited, PAREXEL International Limited and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by this reference).

10.29*
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

10.31*
Form of Key Employee Agreement for Executive Officers (UK) (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by this reference).

10.33
Second Amended and Restated Credit Agreement, dated as of October 15, 2014, among PAREXEL, certain subsidiaries of PAREXEL, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC, HSBC Bank USA, National Association ("HSBC") and U.S. Bank National Association ("US Bank"), as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., HSBC and US Bank, as Joint Syndication Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2014 and incorporated herein by this reference).

10.34*
Employment Offer Letter, dated June 6, 2013, between PAREXEL International Corporation and Ingo Bank (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference).
.

10.35*
Change of Control/Severance Agreement, dated as of July 1, 2013, by and between the Company and Ingo Bank (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and incorporated herein by this reference).
.

10.36
Receivables Purchase Agreement, dated as of February 19, 2013, by and between PAREXEL International, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2013 and incorporated herein by reference).

10.37
Note Purchase Agreement, dated as of June 25, 2013, between the Company and the Purchasers listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 25, 2013 and incorporated herein by reference).

10.38
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