Form 10-Q
period 2015-09-30
PAREXEL INTERNATIONAL CORP
filed 2015-11-04
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2015, there were 53,238,556 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$157.9	$207.4
Billed accounts receivable, net	428.1	460.6
Unbilled accounts receivable, net	284.0	262.2
Prepaid expenses	29.8	15.6
Deferred tax assets	56.7	59.1
Income taxes receivable	7.3	12.8
Other current assets	41.4	44.4
Total current assets	1,005.2	1,062.1
Property and equipment, net	245.3	241.2
Goodwill	346.9	354.9
Other intangible assets, net	135.1	142.1
Non-current deferred tax assets	14.9	11.7
Long-term income taxes receivable	10.7	11.1
Other assets	42.0	41.9
Total assets	$1,800.1	$1,865.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$12.8	$8.9
Accounts payable	56.5	81.2
Deferred revenue	367.6	371.8
Accrued expenses	29.7	33.4
Accrued restructuring charges, current portion	32.7	20.2
Accrued employee benefits and withholdings	161.0	152.7
Current deferred tax liabilities	9.0	10.0
Income taxes payable	13.7	13.1
Other current liabilities	20.5	18.2
Total current liabilities	703.5	709.5
Long-term debt, net of current portion	470.2	345.4
Non-current deferred tax liabilities	26.3	33.0
Long-term income tax liabilities	32.8	27.1
Long-term deferred revenue	43.9	42.2
Other liabilities	43.8	42.5
Total liabilities	1,320.5	1,199.7
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.6
Additional paid-in capital	—	37.7
Retained earnings	592.2	722.9
Accumulated other comprehensive (loss) income	(113.1)	(95.9)
Total stockholders’ equity	479.6	665.3
Total liabilities and stockholders’ equity	$1,800.1	$1,865.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	September 30, 2015	September 30, 2014
Service revenue	$512.1	$491.7
Reimbursement revenue	73.1	82.0
Total revenue	585.2	573.7
Direct costs	343.2	318.8
Reimbursable out-of-pocket expenses	73.1	82.0
Selling, general and administrative	94.9	99.0
Depreciation	18.0	16.9
Amortization	5.7	3.5
Restructuring charge (benefit)	14.8	(0.1)
Total costs and expenses	549.7	520.1
Income from operations	35.5	53.6
Interest expense, net	(1.6)	(1.7)
Miscellaneous income, net	1.8	3.3
Total other income	0.2	1.6
Income before income taxes	35.7	55.2
Provision for income taxes	10.8	18.1
Net income	$24.9	$37.1

Earnings per common share
Basic	$0.45	$0.68
Diluted	$0.45	$0.67
Shares used in computing earnings per common share
Basic	55.0	54.7
Diluted	55.9	55.8

Comprehensive income
Net income	$24.9	$37.1
Unrealized loss on derivative instruments, net of taxes	(2.2)	(7.2)
Foreign currency translation adjustment	(15.0)	(38.2)
Total comprehensive income (loss)	$7.7	$(8.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended
	September 30, 2015	September 30, 2014
Cash flow from operating activities:
Net income	$24.9	$37.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.7	20.4
Stock-based compensation	5.1	4.1
Excess tax benefit from stock-based compensation	(1.5)	(2.7)
Deferred income taxes	(7.5)	(7.4)
Other non-cash items	6.3	(0.2)
Changes in operating assets and liabilities, net of effects from acquisitions	3.2	(32.4)
Net cash provided by operating activities	54.2	18.9
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	—	(1.6)
Proceeds from sale and maturity of marketable securities	—	88.5
Purchase of property and equipment	(30.9)	(12.1)
Net cash (used in) provided by investing activities	(30.9)	74.8
Cash flow from financing activities:
Proceeds from issuance of common stock, net	3.7	0.1
Excess tax benefit from stock-based compensation	1.5	2.8
Payments for share repurchase	(200.0)	—
Borrowings under credit agreement/facility	280.0	107.5
Repayments under credit agreement/facility and other debt	(151.4)	(87.5)
Net cash (used in) provided by financing activities	(66.2)	22.9
Effect of exchange rate changes on cash and cash equivalents	(6.6)	(23.4)
Net (decrease) increase in cash and cash equivalents	(49.5)	93.2
Cash and cash equivalents at beginning of period	207.4	188.2
Cash and cash equivalents at end of period	$157.9	$281.4

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$6.9	$—
Cash paid during the period for:
Interest	$3.5	$3.5
Income taxes, net of refunds	$4.3	$35.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2015, results of operations for the three months ended September 30, 2015 and 2014 have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K”) filed with the Securities and Exchange Commission on August 25, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issuance costs continues to be classified as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU No. 2015-03 on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. We are assessing the impact of adopting ASU No. 2015-16 on our consolidated financial statements.
NOTE 2. – EQUITY AND EARNINGS PER SHARE
We have authorized 5.0 million shares of preferred stock at $0.01 par value. As of September 30, 2015 and June 30, 2015, we had no shares of preferred stock issued and outstanding.

Notes to Consolidated Financial Statements (Continued)

We have authorized 150.0 million shares of common stock at $0.01 par value. As of September 30, 2015 and June 30, 2015, respectively, we had 53.2 million and 55.2 million shares of common stock issued and outstanding.
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

(in millions, except per share data)	Three Months Ended
	September 30, 2015	September 30, 2014
Net income attributable to common stock	$24.9	$37.1
Weighted average number of shares outstanding, used in computing basic earnings per share	55.0	54.7
Dilutive common stock equivalents	0.9	1.1
Weighted average number of shares outstanding used in computing diluted earnings per share	55.9	55.8
Basic earnings per share	$0.45	$0.68
Diluted earnings per share	$0.45	$0.67
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	0.9	0.4
Share Repurchase Plan
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of$200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2,274,343 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of September 30, 2015, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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

Notes to Consolidated Financial Statements (Continued)

NOTE 3. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2015:

(in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2015	$(96.2)	$0.3	$(95.9)
Other comprehensive loss before reclassifications	(15.0)	(4.1)	(19.1)
Loss reclassified from accumulated other comprehensive income	—	1.9	1.9
Net current-period other comprehensive loss	$(15.0)	$(2.2)	$(17.2)
Balance as of September 30, 2015	$(111.2)	$(1.9)	$(113.1)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	September 30, 2015	September 30, 2014
Interest rate contracts	$(0.2)	$0.4	Interest expense, net
Foreign exchange contracts	(0.2)	—	Service Revenue
Foreign exchange contracts	(2.8)	1.3	Direct Costs
Cross-currency swap contracts	—	0.1	Miscellaneous income (expense), net
Total	$(3.2)	$1.8
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $1.3 million, and $0.7 million for the three months ended September 30, 2015 and September 30, 2014, respectively.
NOTE 4. – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in millions)	Three Months Ended
	September 30, 2015	September 30, 2014
Direct costs	$1.2	$1.0
Selling, general and administrative	3.9	3.1
Total stock-based compensation	$5.1	$4.1
NOTE 5. RESTRUCTURING CHARGES
In June 2015, our Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program are expected to be substantially completed by June 2016. In the fourth quarter of Fiscal Year 2015 and the first quarter of Fiscal Year 2016, we recorded $20.0 million and $14.8 million, respectively, in restructuring charges related to the Margin Acceleration Program.

Notes to Consolidated Financial Statements (Continued)

Changes in the restructuring accrual during the first quarter of Fiscal Year 2016 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
	June 30, 2015			September 30, 2015
2015 Margin Acceleration Program
Employee severance	$20.0	$14.2	$(1.6)	$32.6
Facilities-related	—	0.6	(0.6)	—
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.3	—	(0.1)	0.2
Total	$20.3	$14.8	$(2.3)	$32.8

The cash expenditures subsequent to September 30, 2015 for approximately $32.6 million in employee severance and $0.1 million of facility exit costs will be paid within the next twelve months.
NOTE 6. – SEGMENT INFORMATION
We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, known as Peri/Post Approval Services. Our services include clinical trials management and biostatistics, commercialization, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. PAREXEL Medical Communications Services ("MedCom") provides targeted communications services in support of product launch. We aggregate Early Phase with Phase II-III and Peri/Post Approval Services due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs and strategic compliance. It also provides a full spectrum of market development and product development. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development and registration.

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

Effective July 1, 2015, certain components of the our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three months ended September 30, 2015, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the three months ended September 30, 2014 to reflect this presentation change.
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

Notes to Consolidated Financial Statements (Continued)

Our segment results were as follows:

(in millions)	Three Months Ended
	September 30, 2015	September 30, 2014
Service revenue
CRS	$410.2	$384.9
PC	39.3	41.3
PI	62.6	65.5
Total service revenue	$512.1	$491.7
Direct costs
CRS	$287.5	$263.1
PC	20.2	21.6
PI	35.5	34.1
Total direct costs	$343.2	$318.8
Gross profit
CRS	$122.7	$121.8
PC	19.1	19.7
PI	27.1	31.4
Total gross profit	$168.9	$172.9
NOTE 7. – INCOME TAXES
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
As of September 30, 2015, we had $35.8 million of gross unrecognized tax benefits, of which $24.9 million would impact the effective tax rate if recognized. As of June 30, 2015, we had $35.2 million of gross unrecognized tax benefits, of which $23.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $0.6 million net increase in gross unrecognized tax benefits is primarily attributable to favorable positions we have taken, or expect to take, on tax returns.
As of September 30, 2015, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $15.1 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2015 and June 30, 2015, $4.3 million and $4.2 million, respectively of gross interest and penalties were included in the liability for unrecognized tax benefits. For the three month periods ended September 30, 2015 and 2014, expenses of $0.2 million and $0.3 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2001.
For the three months ended September 30, 2015 and 2014, we had effective income tax rates of 30.3% and 32.7%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate.
NOTE 8. – CREDIT AGREEMENTS
Master Financing Agreement
On June 12, 2015, we entered into a three year, interest free Master Financing Agreement for $7.1 million with General Electric Capital Corporation, (“GECC”), in conjunction with a software term license purchase. On June 30, 2015 we received the gross

Notes to Consolidated Financial Statements (Continued)

proceeds of $7.1 million from GECC. Repayment of the principal borrowed under the Master Financing Agreement is due annually on July 1st as follows:

•	$1.4 million paid on or prior to July 1, 2015;

•	$2.8 million paid on or prior to July 1, 2016; and

•	$2.9 million paid on or prior to July 1, 2017.
As of September 30, 2015, we had $5.7 million of principal borrowed under the Master Financing Agreement.
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
As of September 30, 2015, we had $180.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. As of June 30, 2015, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.4 million and $2.5 million in our consolidated balance sheets at September 30, 2015 and June 30, 2015, respectively. As of September 30, 2015, we had borrowing availability of $120.0 million under the revolving credit facility.
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

Notes to Consolidated Financial Statements (Continued)

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of September 30, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement which hedged $100.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30%. In September 2015, the interest rate swap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended September 30, 2015.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of September 30, 2015, our debt under the 2014 Credit Agreement, including the $100.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.49%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016 and hedged an additional principal amount of $100.0 million under the 2014 Credit Agreement with a fixed interest rate of 1.104%.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of September 30, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of September 30, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain

Notes to Consolidated Financial Statements (Continued)

of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2015, we transferred approximately $40.0 million of trade receivables. As of September 30, 2015 and June 30, 2015, no transfers were accounted for as a financing activity.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2015, we had 4.0 million Euros available under this line of credit.
NOTE 9. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described in Note 8 above are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$7.5	$12.8	$20.4	$35.0	$410.0	$—	$485.7
We have letter-of-credit agreements with banks totaling approximately $9.9 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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

NOTE 10. – DERIVATIVES
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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program also intends to reduce the impact of foreign exchange rate risk on our direct costs and our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of September 30, 2015 and June 30, 2015. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in millions)	September 30, 2015		June 30, 2015
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$100.0	$—	$100.0	$0.8
Foreign exchange contracts	43.1	1.0	140.6	2.9
Derivatives in a liability position:
Interest rate contracts	—	—	25.0	—
Foreign exchange contracts	137.6	(4.0)	56.0	(4.6)
Cross-currency swap contracts	—	—	19.0	(2.7)
Total designated derivatives	$280.7	$(3.0)	$340.6	$(3.6)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$49.1	$0.3	$46.0	$0.6
Derivatives in a liability position:
Foreign exchange contracts	78.3	(2.2)	82.0	(1.8)
Total non-designated derivatives	$127.4	$(1.9)	$128.0	$(1.2)
Total derivatives	$408.1	$(4.9)	$468.6	$(4.8)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended September 30, 2015 and 2014, we recorded losses of $1.0 million and $0.7 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.

Notes to Consolidated Financial Statements (Continued)

The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in millions)	Three Months Ended
	September 30, 2015	September 30, 2014
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(0.4)	$0.5
Foreign exchange contracts	(1.8)	(7.7)
Total designated derivatives	$(2.2)	$(7.2)
The unrealized gain (loss) on derivative instruments is net of $0.7 million and $4.1 million taxes, respectively, for the three months ended September 30, 2015 and 2014. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $3.3 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $2.8 million and $7.5 million for the three months ended September 30, 2015 and 2014, respectively. The unrealized losses recognized are presented below:

(in millions)	Three Months Ended
	September 30, 2015	September 30, 2014
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$(0.7)	$(2.7)
Total non-designated derivative unrealized loss, net	$(0.7)	$(2.7)

NOTE 11. – GOODWILL
As of September 30, 2015 and June 30, 2015, we had goodwill of $346.9 million and $354.9 million.  We evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable.  We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on June 30th of each fiscal year or more frequently if indicators of impairment exist.  As discussed in Note 6, we reorganized certain components of our PC segment to our CRS segment on July 1, 2015.   We performed an impairment analysis immediately prior to and subsequent to the movement of these components and evaluated goodwill for impairment as of July 1, 2015 for our PC reporting unit, which had $20.6 million of goodwill as of June 30, 2015.   The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We determined the fair value of our PC reporting unit using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit with the carrying value of that reporting unit. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of June 30, 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date.
NOTE 12. – FAIR VALUE MEASUREMENTS
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

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(12.0)	$(12.0)
Foreign currency exchange contracts	—	(4.9)	—	(4.9)
Total	$—	$(4.9)	$(12.0)	$(16.9)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(7.3)	$(7.3)
Interest rate derivative instruments	—	0.7	—	0.7
Foreign currency exchange contracts	—	(5.6)	—	(5.6)
Total	$—	$(4.9)	$(7.3)	$(12.2)
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
Level 3 Estimates
Contingent consideration liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
We acquired ClinIntel Limited (“ClinIntel”), a provider of clinical randomization and trial supply management services, which are designed to make patient randomization and clinical supply chain solutions more efficient, in October 2014. The purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date if ClinIntel achieves specific financial targets. The contingent consideration related to the ClinIntel acquisition is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Notes to Consolidated Financial Statements (Continued)

ClinIntel
Unobservable Input	Range
Discount rate	4%
Probability of achieving financial targets	100%
Projected period of payment	August 2016

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in millions)	Fair Value
Balance at June 30, 2015	$7.3
Change in fair value of contingent consideration	5.0
Effect of changes in exchange rates used for translation	(0.3)
Balance at September 30, 2015	$12.0

For the three months ended September 30, 2015 and 2014, the change in the fair value of the contingent consideration of $5.0 million and $1.0 million were recorded in selling, general and administrative expense, respectively.
For the three months ended September 30, 2015, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $98.0 million as of September 30, 2015, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2015 (the “2015 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW
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

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, known as Peri/Post Approval Services. Our services include clinical trials management and biostatistics, commercialization, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. MedCom provides targeted communications services in support of product launch. We aggregate Early Phase with Phase II-III and Peri/Post Approval Services due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs and strategic compliance. It also provides a full spectrum of market development and product development. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development and registration.

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
Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three months ended September 30, 2015, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the three months ended September 30, 2014 to reflect this presentation change.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2015 10-K.

RESULTS OF OPERATIONS
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, restructuring charges, other income (expense), and income tax expense in segment profitability. Inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, we do not identify assets by reportable segment.
Our segment results are as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2015	September 30, 2014	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	$410.2	$384.9	$25.3	6.6%
PC	39.3	41.3	(2.0)	(4.8)%
PI	62.6	65.5	(2.9)	(4.4)%
Total service revenue	$512.1	$491.7	$20.4	4.1%
Direct costs
CRS	$287.5	$263.1	$24.4	9.3%
PC	20.2	21.6	(1.4)	(6.5)%
PI	35.5	34.1	1.4	4.1%
Total direct costs	$343.2	$318.8	$24.4	7.7%
Gross profit
CRS	$122.7	$121.8	$0.9	0.7%
PC	19.1	19.7	(0.6)	(3.0)%
PI	27.1	31.4	(4.3)	(13.7)%
Total gross profit	$168.9	$172.9	$(4.0)	(2.3)%
Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014:
Revenue
Service revenue increased by $20.4 million, or 4.1%, to $512.1 million for the three months ended September 30, 2015 from $491.7 million for the same period in 2014.
On a segment basis, CRS service revenue increased by $25.3 million, or 6.6%, to $410.2 million for the three months ended September 30, 2015 from $384.9 million for the same period in 2014. CRS service revenue was up due to higher backlog and the addition of $7.8 million of revenue generated from the acquisition of Quantum Solutions India (QSI).
PC service revenue decreased by $2.0 million, or 4.8%, to $39.3 million for the three months ended September 30, 2015 from $41.3 million for the same period in 2014. The decreases were due to an unfavorable business mix.
PI service revenue decreased by $2.9 million, or 4.4%, to $62.6 million for the three months ended September 30, 2015 from $65.5 million for the three months ended September 30, 2014. The decline in service revenue was primarily driven by an  unfavorable business mix due to lower RTSM backlog prior to the launch of our fourth generation ClinPhone.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Direct costs increased by $24.4 million, or 7.7%, to $343.2 million for the three months ended September 30, 2015 from $318.8 million for the three months ended September 30, 2014. As a percentage of total service revenue, direct costs increased to 67.0% from 64.8% for the respective periods. The gross margin decrease was mainly driven by lower utilization in CRS and a decrease in PI's gross margin, partially offset by margin expansion in the PC segment.
On a segment basis, CRS direct costs increased by $24.4 million, or 9.3%, to $287.5 million for the three months ended September 30, 2015 from $263.1 million for the three months ended September 30, 2014. This increase resulted primarily from increased labor costs associated with headcount growth in CRS. As a percentage of CRS service revenue, CRS direct costs increased to 70.1% for the three months ended September 30, 2015 from 68.4% for the same period in 2014 due primarily to the need to hire staff in response to business wins.
PC direct costs decreased by $1.4 million, or 6.5%, to $20.2 million for the three months ended September 30, 2015 from $21.6 million for the three months ended September 30, 2014 largely due to a reduction in labor costs. As a percentage of PC service revenue, direct costs decreased to 51.4% from 52.3% for the respective periods due primarily to the more favorable revenue mix.
PI direct costs increased slightly by $1.4 million, or 4.1%, to $35.5 million for the three months ended September 30, 2015 from $34.1 million for the three months ended September 30, 2014. As a percentage of PI service revenue, PI direct costs increased to 56.7% for the three months ended September 30, 2015 from 52.1% for the same period in 2014 primarily due to lower revenue.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expense decreased by $4.1 million, or 4.1%, to $94.9 million for the three months ended September 30, 2015 from $99.0 million for the three months ended September 30, 2014. This decrease was primarily due to the favorable impact of foreign currency exchange rate movements, and the effect of efficiency initiatives for our support functions. These decreases were partially offset by an increase related to the change in fair value of acquisition related contingent consideration. As a percentage of service revenue, SG&A expense decreased to 18.5% of service revenue for the three months ended September 30, 2015 from 20.1% of service revenue for the three months ended September 30, 2014. This decrease was largely due to foreign currency exchange rate movements and effective cost management, leveraged against our revenue growth.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.3 million, or 16.2%, to $23.7 million for the three months ended September 30, 2015 from $20.4 million for the same period in 2014. The increase in amortization expense was primarily attributable to our acquisition of QSI. As a percentage of service revenue, depreciation and amortization expense was 4.6% for the three months ended September 30, 2015 compared with 4.1% for the same period in 2014.
Restructuring Charge
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three months ended September 30, 2015, we recorded a net $14.8 million restructuring charge related to the Margin Acceleration Program, which consisted of $14.2 million of employee separation benefits and $0.6 million of lease termination related costs. From the announcement of the program through September 30, 2015, we recorded a net $34.8 million restructuring charge related to the Margin Acceleration Program, which consisted of $34.2 million of employee separation benefits and $0.6 million of lease termination related costs. The Margin Acceleration Program is company-wide and expected to result in pre-tax charges of between $35 million and $45.0 million. As a result of these initiatives, we expect to realize annual pre-tax savings of approximately $50.0 million to $60.0 million once our Margin Acceleration Program is completed.
Income from Operations
Income from operations decreased to $35.5 million for the three months ended September 30, 2015 from $53.6 million for the same period in 2014. Income from operations as a percentage of service revenue, or operating margin, decreased to 6.9% from 10.9% for the respective periods. This decrease in both income from operations and operating margin was due primarily to higher direct costs, which included a $14.8 million charge related to the Margin Acceleration Program and amortization of QSI intangible assets. These increases were partially offset by lower SG&A.
Other Income, Net
We recorded net other income of $0.2 million for the three months ended September 30, 2015 compared with net other income of $1.6 million for the three months ended September 30, 2014. The $1.4 million decrease in net other expense was primarily due to a $1.5 million decrease in miscellaneous income and a $0.1 million reduction in net interest expense. Net foreign currency exchange gains were recorded during both the three months ended September 30, 2015 and September 30, 2014. Both quarter results reflect the strengthening of the U.S. dollar against most major currencies throughout the world. Net interest expense decreased as a result of higher interest rates during the three months ended September 30, 2015, which resulted in an increase in interest income.
Taxes
For the three months ended September 30, 2015 and 2014, we had effective income tax rates of 30.3% and 32.7%, respectively.  The tax rates for the three months ended September 30, 2015 and 2014, each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of September 30, 2015, we had cash and cash equivalents of approximately $157.9 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of September 30, 2015 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended September 30, 2015 and June 30, 2015:

(in millions)	September 30, 2015	June 30, 2015
Billed accounts receivable, net	$428.1	$460.6
Unbilled accounts receivable, net	284.0	262.2
Total accounts receivable	712.1	722.8
Deferred revenue	411.5	414.0
Net receivables	$300.6	$308.8

DSO (in days)	40	39
DSO for the three months ended September 30, 2015 was largely unchanged compared with the three months ended June 30, 2015.
CASH FLOWS
Operating Activities
Net cash provided by operating activities was $54.2 million for the three months ended September 30, 2015 and $18.9 million for the three months ended September 30, 2014. The $35.3 million increase in operating cash flows resulted primarily from a $35.6 million improvement in working capital, a $6.5 million increase in non-cash gains, and an increase of $4.3 million in depreciation, amortization and stock-based compensation expenses, partially offset by a decrease of $12.2 million in net income.
Investing Activities
Net cash used in investing activities was $30.9 million for the three months ended September 30, 2015 compared with net cash provided by investing activities of $74.8 million for the three months ended September 30, 2014.
During the three months ended September 30, 2015, we had $30.9 million in capital expenditures.
During the three months ended September 30, 2014, we received $88.5 million in net proceeds from the sale of marketable securities, which was partially offset by $12.1 million in capital expenditures.
Financing Activities
Net cash used in financing activities was $66.2 million for the three months ended September 30, 2015 compared with net cash provided by financing activities of $22.9 million for the three months ended September 30, 2014.
During the three months ended September 30, 2015, we paid $200.0 million as part of the accelerated share repurchase program and borrowed $130.0 million under the 2014 Credit Agreement (as defined below).
During the three months ended September 30, 2014, we borrowed an additional $20.0 million under the 2013 Credit Agreement (as defined below), and received $2.9 million in proceeds related to employee stock purchases.

CREDIT AGREEMENTS
Master Financing Agreement
On June 12, 2015, we entered into a three year, interest free Master Financing Agreement for $7.1 million with General Electric Capital Corporation, (“GECC”), in conjunction with a software term license purchase. On June 30, 2015 we received the gross proceeds of $7.1 million from GECC. Repayment of the principal borrowed under the Master Financing Agreement is due annually on July 1st as follows:

•	$1.4 million made on or prior to July 1, 2015;

•	$2.8 million made on or prior to July 1, 2016; and

•	$2.9 million made on or prior to July 1, 2017.
As of September 30, 2015, we had $5.7 million principal borrowed under the Master Financing Agreement.
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
As of September 30, 2015, we had $180.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.4 million and $2.5 million in our consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. As of September 30, 2015, we had borrowing availability of $120.0 million under the revolving credit facility.
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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of September 30, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
In September 2011, we entered into an interest rate swap agreement which hedged $100.0 million of principal under our prior debt obligations and carries a fixed interest rate of 1.30%. In September 2015, the interest rate swap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended September 30, 2015.
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of September 30, 2015, our debt under the 2014 Credit Agreement, including the $100.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.49%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016 and hedged an additional principal amount of $100.0 million under the 2014 Credit Agreement with a fixed interest rate of 1.104%.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of September 30, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.

As of September 30, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2015, we transferred approximately $40.0 million of trade receivables. As of September 30, 2015 and June 30, 2015, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. As of September 30, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. As of September 30, 2015, we had 4.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$7.5	$12.8	$20.4	$35.0	$410.0	$—	$485.7
We have letter-of-credit agreements with banks totaling approximately $9.9 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2014 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
Share Repurchases
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2,274,343 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of September 30, 2015, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the three months ended September 30, 2015 and 2014, we derived approximately 54.8% and 56.3% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the three months ended September 30, 2015 and 2014, our Euro denominated service revenue accounted for 10.5% and 13.8% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of September 30, 2015, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $280.7 million, including one interest rate swap agreement with a total notional value of $100.0 million that hedge borrowings under our 2014 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of September 30, 2015, the estimated amount that could be recognized in earnings was a loss of approximately $1.9 million, net of tax.
As of September 30, 2015, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $127.4 million.
During the three months ended September 30, 2015 and 2014, we recorded net foreign currency exchange gains of $2.4 million and $3.4 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $12.8 million as of September 30, 2015 and $8.9 million as of June 30, 2015. Long-term debt was $472.8 million as of September 30, 2015 and $348.2 million as of June 30, 2015. As of September 30, 2015, $100.0 million of borrowings under our 2014 Credit Agreement were hedged under an interest rate swap agreement and $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. Based on average total debt for the three months ended September 30, 2015, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $2.8 million on an annual basis. On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016 and hedged an additional principal amount of $100.0 million under the 2014 Credit Agreement with a fixed interest rate of 1.104%.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial statements.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for Fiscal Year 2015 filed with the SEC on August 25, 2015, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for Fiscal Year 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the three months ended September 30, 2015:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 30, 2015	—	$—	—	$—
September 1, 2015 - September 30, 2015	2,274,343	$70.35	2,274,343	$—
Total	2,274,343		2,274,343
(1) On September 14, 2015, we announced that our Board of Directors approved the 2016 Program authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into the 2016 Agreement to purchase shares of our common stock from WF, for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2,274,343 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of September 30, 2015, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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

PAREXEL International Corporation

Date:	November 4, 2015	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	By: /s/ Ingo Bank

Ingo Bank
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and Wells Fargo Bank, National Association, dated September 15, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2015 and incorporated herein by reference).

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