Form 10-Q
period 2015-12-31
PAREXEL INTERNATIONAL CORP
filed 2016-02-02
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 29, 2016, there were 53,690,271 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$154.0	$207.4
Billed accounts receivable, net	488.8	460.6
Unbilled accounts receivable, net	283.6	262.2
Prepaid expenses	26.7	15.6
Deferred tax assets	56.7	59.1
Income taxes receivable	1.5	12.8
Other current assets	44.3	44.4
Total current assets	1,055.6	1,062.1
Property and equipment, net	248.2	241.2
Goodwill	343.8	354.9
Other intangible assets, net	128.8	142.1
Non-current deferred tax assets	16.2	11.7
Long-term income taxes receivable	10.4	11.1
Other assets	42.5	41.9
Total assets	$1,845.5	$1,865.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$12.8	$8.9
Accounts payable	56.2	81.2
Deferred revenue	395.6	371.8
Accrued expenses	29.1	33.4
Accrued restructuring charges, current portion	33.8	20.2
Accrued employee benefits and withholdings	144.3	152.7
Current deferred tax liabilities	11.3	10.0
Income taxes payable	19.8	13.1
Other current liabilities	25.9	18.2
Total current liabilities	728.8	709.5
Long-term debt, net of current portion	457.9	345.4
Non-current deferred tax liabilities	25.7	33.0
Long-term income tax liabilities	27.1	27.1
Long-term deferred revenue	40.9	42.2
Other liabilities	45.7	42.5
Total liabilities	1,326.1	1,199.7
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.6
Additional paid-in capital	12.7	37.7
Retained earnings	631.5	722.9
Accumulated other comprehensive (loss) income	(125.3)	(95.9)
Total stockholders’ equity	519.4	665.3
Total liabilities and stockholders’ equity	$1,845.5	$1,865.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Service revenue	$518.5	$499.3		$1,030.6	$991.0
Reimbursement revenue	85.7	75.7		158.8	157.7
Total revenue	604.2	575.0		1,189.4	1,148.7
Direct costs	332.5	327.3		675.7	646.1
Reimbursable out-of-pocket expenses	85.7	75.7		158.8	157.7
Selling, general and administrative	97.4	98.8		192.3	197.8
Depreciation	17.9	16.8		35.9	33.7
Amortization	5.7	3.6		11.4	7.1
Restructuring charge (benefit)	10.4	—		25.2	(0.1)
Total costs and expenses	549.6	522.2		1,099.3	1,042.3
Income from operations	54.6	52.8		90.1	106.4
Interest expense, net	(2.1)	(1.9)		(3.7)	(3.6)
Miscellaneous (expense) income, net	(0.1)	3.0		1.7	6.3
Total other (expense) income	(2.2)	1.1		(2.0)	2.7
Income before income taxes	52.4	53.9		88.1	109.1
Provision for income taxes	13.0	15.1		23.8	33.2
Net income	$39.4	$38.8		$64.3	$75.9

Earnings per common share
Basic	$0.74	$0.71		$1.19	$1.39
Diluted	$0.73	$0.70		$1.17	$1.36
Weighted average shares outstanding
Basic	53.3	54.8		54.1	54.8
Diluted	54.0	55.7		54.9	55.7

Comprehensive income
Net income	$39.4	$38.8		$64.3	$75.9
Unrealized loss on derivative instruments, net of taxes	(0.1)	(4.0)	—	(2.2)	(11.3)
Foreign currency translation adjustment	(12.2)	(30.8)		(27.2)	(68.9)
Total comprehensive income (loss)	$27.1	$4.0		$34.9	$(4.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	December 31, 2015	December 31, 2014
Cash flow from operating activities:
Net income	$64.3	$75.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.3	40.8
Stock-based compensation	9.9	8.4
Excess tax benefit from stock-based compensation	(2.7)	(3.3)
Deferred income taxes	(7.1)	(13.6)
Fair value adjustment of contingent consideration	8.2	(3.0)
Other non-cash items	(0.1)	0.8
Changes in operating assets and liabilities, net of effects from acquisitions	(34.1)	(7.6)
Net cash provided by operating activities	85.7	98.4
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	—	(10.4)
Proceeds from sale and maturity of marketable securities	—	88.5
Purchase of property and equipment	(53.3)	(23.6)
Net cash (used in) provided by investing activities	(53.3)	54.5
Cash flow from financing activities:
Proceeds from issuance of common stock, net	10.2	4.2
Excess tax benefit from stock-based compensation	2.7	3.3
Payments for share repurchase	(200.0)	—
Borrowings under credit agreement/facility	475.0	222.5
Repayments under credit agreement/facility and other debt	(358.9)	(222.5)
Payments for debt issuance costs	—	(0.7)
Net cash (used in) provided by financing activities	(71.0)	6.8
Effect of exchange rate changes on cash and cash equivalents	(14.8)	(46.0)
Net (decrease) increase in cash and cash equivalents	(53.4)	113.7
Cash and cash equivalents at beginning of period	207.4	188.2
Cash and cash equivalents at end of period	$154.0	$301.9

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$6.3	$—
Cash paid during the period for:
Interest	$5.4	$5.2
Income taxes, net of refunds	$9.0	$43.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2015, results of operations for the three and six months ended December 31, 2015 and 2014 have been included. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K”) filed with the Securities and Exchange Commission on August 25, 2015.
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
In November 2015, the FASB issued ASU No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU No. 2015-17 on our consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2016, the FASB issued ASU No. 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10)
Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU No. 2015-17 on our consolidated financial statements.
NOTE 2. – EQUITY AND EARNINGS PER SHARE
We have authorized 5.0 million shares of preferred stock at $0.01 par value. As of December 31, 2015 and June 30, 2015, we had no shares of preferred stock issued and outstanding.
We have authorized 150.0 million shares of common stock at $0.01 par value. As of December 31, 2015 and June 30, 2015, respectively, we had 53.3 million and 55.2 million shares of common stock issued and outstanding.
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

(in millions, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income attributable to common stock	$39.4	$38.8	$64.3	$75.9
Weighted average number of shares outstanding, used in computing basic earnings per share	53.3	54.8	54.1	54.8
Dilutive common stock equivalents	0.7	0.9	0.8	0.9
Weighted average number of shares outstanding used in computing diluted earnings per share	54.0	55.7	54.9	55.7
Basic earnings per share	$0.74	$0.71	$1.19	$1.39
Diluted earnings per share	$0.73	$0.70	$1.17	$1.36
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	1.4	0.8	1.2	0.6
Share Repurchase Plan
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2,274,343 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2015, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 31, 2014, we received 345,165 shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2,630,009 shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
NOTE 3. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2015:

(in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2015	$(96.2)	$0.3	$(95.9)
Other comprehensive loss before reclassifications	(27.2)	(5.4)	(32.6)
Loss reclassified from accumulated other comprehensive income	—	3.2	3.2
Net current-period other comprehensive loss	$(27.2)	$(2.2)	$(29.4)
Balance as of December 31, 2015	$(123.4)	$(1.9)	$(125.3)
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three and six months ended December 31, 2015 and 2014 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	December 31, 2015	December 31, 2014
Interest rate contracts	$(0.1)	$(0.3)	Interest expense, net
Foreign exchange contracts	(0.2)	(0.7)	Service Revenue
Foreign exchange contracts	(1.8)	(3.2)	Direct Costs
Cross-currency swap contracts	—	0.1	Miscellaneous income (expense), net
Total	$(2.1)	$(4.1)

	Six Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	December 31, 2015	December 31, 2014
Interest rate contracts	$(0.3)	$—	Interest expense, net
Foreign exchange contracts	(0.4)	(0.7)	Service Revenue
Foreign exchange contracts	(4.6)	(1.8)	Direct Costs
Cross-currency swap contracts	—	0.2	Miscellaneous income (expense), net
Total	$(5.3)	$(2.3)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.8 million, and $2.1 million for the three and six months ended December 31, 2015, respectively.
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $1.5 million, and $0.8 million for the three and six months ended December 31, 2014, respectively.
NOTE 4. – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Direct costs	$1.0	$1.0	$2.2	$2.0
Selling, general and administrative	3.8	3.3	7.7	6.4
Total stock-based compensation	$4.8	$4.3	$9.9	$8.4

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. RESTRUCTURING CHARGES
In June 2015, our Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program are expected to be substantially completed by June 2016. In the fourth quarter of Fiscal Year 2015, the first quarter of Fiscal Year 2016, and the second quarter of Fiscal Year 2016, we recorded $20.0 million, $14.8 million and $10.4 million, respectively, in restructuring charges related to the Margin Acceleration Program.
Changes in the restructuring accrual during the first six months of Fiscal Year 2016 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
	June 30, 2015			December 31, 2015
2015 Margin Acceleration Program
Employee severance	$20.0	$20.9	$(9.3)	$31.6
Facilities-related	—	4.3	(0.6)	3.7
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.3	—	(0.1)	0.2
Total	$20.3	$25.2	$(10.0)	$35.5

The cash expenditures subsequent to December 31, 2015 for approximately $31.6 million in employee severance and $2.2 million of facility exit costs will be paid within the next twelve months.
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

Effective July 1, 2015, certain components of the our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three and six months ended December 31, 2015, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the presentation for the three and six months ended December 31, 2014 to reflect this change.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our segment results were as follows:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Service revenue
CRS	$407.1	$393.7	$817.3	$778.6
PC	41.4	39.8	80.7	81.1
PI	70.0	65.8	132.6	131.3
Total service revenue	$518.5	$499.3	$1,030.6	$991.0
Direct costs
CRS	$274.4	$274.1	$561.9	$537.2
PC	20.8	20.6	41.0	42.2
PI	37.3	32.6	72.8	66.7
Total direct costs	$332.5	$327.3	$675.7	$646.1
Gross profit
CRS	$132.7	$119.6	$255.4	$241.4
PC	20.6	19.2	39.7	38.9
PI	32.7	33.2	59.8	64.6
Total gross profit	$186.0	$172.0	$354.9	$344.9
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
For the three months ended December 31, 2015 and 2014, we had effective income tax rates of 24.8% and 28.0%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate.
For the six months ended December 31, 2015 and 2014, we had effective income tax rates of 27.0% and 30.4%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate.
As of December 31, 2015, we had $34.6 million of gross unrecognized tax benefits, of which $24.0 million would impact the effective tax rate if recognized. As of June 30, 2015, we had $35.2 million of gross unrecognized tax benefits, of which $23.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
As of December 31, 2015, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $15.2 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and June 30, 2015, $4.4 million and $4.2 million, respectively of gross interest and penalties were included in the liability for unrecognized tax benefits. For the six month periods ended December 31, 2015 and 2014, expenses of $0.4 million and $0.1 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2001.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
As of December 31, 2015, we had $5.7 million of principal borrowed under the Master Financing Agreement.
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
As of December 31, 2015, we had $170.0 million of principal borrowed under the revolving credit facility and $197.5 million of principal borrowed under the term loan. As of June 30, 2015, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.2 million and $2.5 million in our consolidated balance sheets at December 31, 2015 and June 30, 2015, respectively. As of December 31, 2015, we had borrowing availability of $130.0 million under the revolving credit facility.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of December 31, 2015, our debt under the 2014 Credit Agreement, including the $100.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.49%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2015, we transferred approximately $64.6 million of trade receivables. As of December 31, 2015 and June 30, 2015, no transfers were accounted for as a financing activity.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2015, we had 4.0 million Euros available under this line of credit.
NOTE 9. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described in Note 8 above are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$5.0	$12.8	$20.4	$35.0	$400.0	$—	$473.2
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table presents the notional amounts and fair values of our derivatives as of December 31, 2015 and June 30, 2015. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in millions)	December 31, 2015		June 30, 2015
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$200.0	$1.2	$100.0	$0.8
Foreign exchange contracts	61.5	1.4	140.6	2.9
Derivatives in a liability position:
Interest rate contracts	—	—	25.0	(0.1)
Foreign exchange contracts	137.4	(5.5)	56.1	(4.5)
Cross-currency swap contracts	—	—	19.0	(2.7)
Total designated derivatives	$398.9	$(2.9)	$340.7	$(3.6)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$50.4	$0.3	$46.1	$0.6
Derivatives in a liability position:
Foreign exchange contracts	70.4	(2.2)	81.7	(1.8)
Total non-designated derivatives	$120.8	$(1.9)	$127.8	$(1.2)
Total derivatives	$519.7	$(4.8)	$468.5	$(4.8)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended December 31, 2015 and 2014, we recorded losses of $0.7 million and $0.9 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges. During the six months ended December 31, 2015 and 2014, we recorded losses of $1.7 million and $1.5 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$0.7	$(0.2)	$0.2	$0.3
Foreign exchange contracts	(0.8)	(3.9)	(2.4)	(11.6)
Cross-currency swap contracts	—	0.1	—	—
Total designated derivatives	$(0.1)	$(4.0)	$(2.2)	$(11.3)
The unrealized gain (loss) on derivative instruments is net of $0.4 million and $2.3 million taxes, respectively, for the three months ended December 31, 2015 and 2014. The unrealized gain (loss) on derivative instruments is net of $0.4 million and $6.3 million taxes, respectively, for the six months ended December 31, 2015 and 2014.
The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $4.3 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $3.3 million and $7.7 million for the three months ended December 31, 2015 and 2014, respectively. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $3.6 million and $15.2 million for the six months ended December 31, 2015 and 2014, respectively.
The unrealized losses recognized are presented below:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$(0.1)	$(0.4)	$(0.7)	$(3.1)
Total non-designated derivative unrealized loss, net	$(0.1)	$(0.4)	$(0.7)	$(3.1)

NOTE 11. – GOODWILL
As of December 31, 2015 and June 30, 2015, we had goodwill of $343.8 million and $354.9 million.  We evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable.  We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on June 30th of each fiscal year or more frequently if indicators of impairment exist.  As discussed in Note 6, we reorganized certain components of our PC segment to our CRS segment on July 1, 2015.   We performed an impairment analysis immediately prior to and subsequent to the movement of these components and evaluated goodwill for impairment as of July 1, 2015 for our PC reporting unit, which had $20.6 million of goodwill as of June 30, 2015.   The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We determined the fair value of our PC reporting unit using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit with the carrying value of that reporting unit. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of June 30, 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(15.0)	$(15.0)
Interest rate derivative instruments	—	1.2	—	1.2
Foreign currency exchange contracts	—	(6.0)	—	(6.0)
Total	$—	$(4.8)	$(15.0)	$(19.8)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(7.3)	$(7.3)
Interest rate derivative instruments	—	0.7	—	0.7
Foreign currency exchange contracts	—	(5.6)	—	(5.6)
Total	$—	$(4.9)	$(7.3)	$(12.2)
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We acquired ClinIntel Limited (“ClinIntel”), a provider of clinical randomization and trial supply management services, which are designed to make patient randomization and clinical supply chain solutions more efficient, in October 2014. The purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $15.0 million over a twenty-one month period following the acquisition date if ClinIntel achieves specific financial targets. The contingent consideration related to the ClinIntel acquisition is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

ClinIntel
Unobservable Input	Range
Discount rate	4%
Probability of achieving financial targets	100%
Projected period of payment	January 2016

The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in millions)	Fair Value
Balance at June 30, 2015	$7.3
Change in fair value of contingent consideration	8.2
Effect of changes in exchange rates used for translation	(0.5)
Balance at December 31, 2015	$15.0
On January 29, 2016 a payment of $14.1 million was made to the seller and the remaining maximum amount to be paid out is $0.2 million.
For the six months ended December 31, 2015 and 2014, the change in the fair value of the contingent consideration of $8.2 million expense and $3.0 million benefit were recorded in selling, general and administrative expense, respectively.
For the six months ended December 31, 2015, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $96.4 million as of December 31, 2015, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our current and long-term debt under the 2014 Credit Agreement approximates fair value because all of the debt bears variable rate interest.
NOTE 13. – SUBSEQUENT EVENTS
On January 19, 2016, we entered into a definitive agreement to acquire all of the outstanding equity securities of Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The acquisition is expected to close in February 2016, subject to the satisfaction of closing conditions including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three and six months ended December 31, 2015, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the three and six months ended December 31, 2014 to reflect this presentation change.
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
RESULTS OF OPERATIONS
Three and Six Months Ended December 31, 2015 Compared With Three and Six Months Ended December 31, 2014:
Revenue
Our service revenue by segment is as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Service revenue
CRS	$407.1	$393.7	3.4%	$817.3	$778.6	5.0%
PC	41.4	39.8	4.0%	80.7	81.1	(0.5)%
PI	70.0	65.8	6.4%	132.6	131.3	1.0%
Total service revenue	$518.5	$499.3	3.8%	$1,030.6	$991.0	4.0%
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
CRS
In the three months ended December 31, 2015, service revenue increased by 3.4% compared to the same period in 2014, primarily due to the addition of $8.8 million of revenue generated from the acquisition of Quantum Solutions India (QSI). In the six months ended December 31, 2015, service revenue increased by 5.0%, compared to the same period in 2014, primarily due to contributions from new business, including the addition of $16.6 million of revenue generated from the acquisition of QSI.
PC
Service revenue increased by 4.0%, in the three months ended December 31, 2015 compared to the same period in 2014 due primarily to a favorable business mix. In the six months ended December 31, 2015 service revenue decreased by 0.5%, compared to the same period in 2014 due primarily to slower conversion of a number of larger scale projects.
PI
Service revenue increased by 6.4% and 1.0%, in the three and six months ended December 31, 2015 compared to the same periods in 2014. The increases in service revenue were primarily driven by increases in backlog in prior periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Reimbursement Revenue
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Direct costs
CRS	$274.4	$274.1	0.1%	$561.9	$537.2	4.6%
PC	20.8	20.6	1.0%	41.0	42.2	(2.8)%
PI	37.3	32.6	14.4%	72.8	66.7	9.1%
Total direct costs	$332.5	$327.3	1.6%	$675.7	$646.1	4.6%
Gross profit
CRS	$132.7	$119.6	11.0%	$255.4	$241.4	5.8%
PC	20.6	19.2	7.3%	39.7	38.9	2.1%
PI	32.7	33.2	(1.5)%	59.8	64.6	(7.4)%
Total gross profit	$186.0	$172.0	8.1%	$354.9	$344.9	2.9%
Direct costs increased by 1.6%, and 4.6% in the three and six months ended December 31, 2015, respectively, compared to the three and six months ended December 31, 2014. In the three months ended December 31, 2015, direct costs as a percentage of total service revenue, decreased to 64.1% from 65.6% compared to the same period in 2014. As a percentage of total service revenue, direct costs for the six months ended December 31, 2015 increased to 65.6% from 65.2% for the respective period in 2014. For the three and six months ended December 31, 2015 compared to the same periods in 2014 gross profit increased due primarily to the impact of various productivity and efficiency initiatives and differences in the business mix.
CRS
Direct costs increased by 0.1%, and 4.6% in the three and six months ended December 31, 2015, respectively, compared to the three and six months ended December 31, 2014. The increase in the six months ended December 31, 2015 was due primarily to the increased labor costs associated with the increase in service revenue. As a percentage of service revenue, direct costs decreased to 67.4% in the three months ended December 31, 2015 from 69.6% for the same period in 2014, and decreased to 68.8% for the six months ended December 31, 2015 from 69.0% for the same period in 2014, due primarily to the impact of efficiency initiatives and revenue growth.
PC
Direct costs increased slightly by 1.0% in the three months ended December 31, 2015 compared to the same period in 2014 due primarily to our service line mix. Direct costs decreased by 2.8% in the six months ended December 31, 2015 compared to the same period in 2014 due primarily to our service line mix. As a percentage of service revenue, direct costs decreased to 50.2% for the three months ended December 31, 2015 from 51.8% for the same period in 2014 and decreased to 50.8% from 52.0% in the six month comparison due to the more favorable revenue mix.
PI
Direct costs increased by 14.4%, and 9.1% in the three and six months ended December 31, 2015 from the same periods in 2014 primarily due to an increase in headcount and service revenue mix. As a percentage of service revenue, direct costs in the three months ended December 31, 2015 increased to 53.3% from 49.5% for the same period in 2014 due primarily to increased headcount and service revenue. In the six months ended December 31, 2015 direct costs as a percentage of service revenue increased to 54.9% from 50.8% for the same period in 2014 due primarily to increased headcount and service revenue mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative ("SG&A")
SG&A expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Selling, general and administrative	$97.4	$98.8	(1.4)%	$192.3	$197.8	(2.8)%
% of service revenues	18.8%	19.8%		18.7%	20.0%
SG&A expense decreased 1.4% and 2.8%, in the three and six months ended December 31, 2015, respectively, compared to the the three and six months ended December 31, 2014. The decrease in the three months ended December 31, 2015 was due primarily to the effect of efficiency initiatives for our support functions as well as the favorable impact of foreign currency exchange rate movements. These decreases were partially offset by an increase in headcount to support business growth and a $3.2 million charge for the change in fair value of acquisition related contingent consideration. The decrease in the six months ended December 31, 2015 was due primarily to the effect of efficiency initiatives for our support functions, a decrease in professional fees and the favorable impact of foreign currency exchange rate movements. These decreases were partially offset by an $11.2 million change for the fair value adjustment of contingent consideration related to acquisitions. The decrease in SG&A expense as a percentage of service revenue, in the three and six months ended December 31, 2015 from the same periods in 2014 was due primarily to lower labor spend that was leveraged against our revenue growth.
Depreciation and Amortization
Depreciation and Amortization expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Depreciation and amortization	$23.6	$20.4	15.7%	$47.3	$40.8	15.9%
% of service revenues	4.6%	4.1%		4.6%	4.1%
Depreciation and amortization expense increased by 15.7%, and 15.9% in the three and six months ended December 31, 2015 respectively, compared to the same periods in 2014 due primarily to amortization expense attributable to our acquisition of QSI in the fourth quarter of fiscal year 2015.
Restructuring Charge
Restructuring expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Restructuring costs	$10.4	$—	NA	$25.2	$(0.1)	>1000%
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three and six months ended December 31, 2015, we recorded a net $10.4 million and $25.2 million restructuring charge respectively, related to the Margin Acceleration Program. In the second quarter of 2016 this charge was composed of $6.7 million of employee separation benefits and $3.7 million of lease termination related costs. For the six months ended December 31, 2015, we recorded $20.9 million of employee separation benefits and $4.3 million of lease termination related costs. From the announcement of the program through December 31, 2015, we recorded a net $45.2 million restructuring charge related to the Margin Acceleration Program, which consisted of $40.9 million of employee separation benefits and $4.3 million of lease termination related costs. As a result of these initiatives, we expect to realize annualized pre-tax savings of approximately $50.0 million to $60.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income from Operations

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Income from operations	$54.6	$52.8	3.4%	$90.1	$106.4	(15.3)%
Operating margin	10.5%	10.6%		8.7%	10.7%
This increase in income from operations and decrease in operating margin in the three months ended December 31, 2015 was due primarily to higher revenue and lower SG&A, offset by higher direct costs, which included a $10.4 million charge related to the Margin Acceleration Program, a $3.2 million charge for the change in fair value of acquisition related contingent consideration, and amortization of QSI intangible assets. The decrease in both income from operations and operating margin in the six months ended December 31, 2015 was primarily due to higher direct costs, which included a $25.2 million charge related to the Margin Acceleration Program, an $11.2 million change for the fair value adjustment of contingent consideration related to acquisitions, and amortization of QSI intangible assets. These increases were partially offset by lower SG&A.
Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Interest expense, net	$(2.1)	$(1.9)	10.5%	$(3.7)	$(3.6)	2.8%
Miscellaneous (expense) income	(0.1)	3.0	(103.3)%	1.7	6.3	(73.0)%
Other income, net	$(2.2)	$1.1	(300.0)%	$(2.0)	$2.7	(174.1)%
Net interest expense increased in the three and six months ended December 31, 2015 compared to the same periods in 2014 as a result of higher debt balances.
During the three months ended December 31, 2015, net foreign currency exchange losses of $0.7 million were recorded compared with net foreign currency exchange gains of $2.5 million in the same period of 2014. For the six months ended December 31, 2015 and December 31, 2014, we recorded net foreign currency exchange gains of $1.8 million and $6.0 million respectively.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the three and six months ended December 31, 2015 and 2014:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)%	December 31, 2015	December 31, 2014	Increase/(Decrease)%
Provision for income taxes	$13.0	$15.1	(13.9)%	$23.8	$33.2	(28.3)%
Effective tax rate	24.8%	28.0%	(11.4)%	27.0%	30.4%	(11.2)%
The tax rates for the three and six months ended December 31, 2015 and 2014 each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. The three months ended December 31, 2015 also benefited from the reinstatement of the “look-through” provision of the U.S. tax code effective during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of December 31, 2015, we had cash and cash equivalents of approximately $154.0 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of December 31, 2015 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended December 31, 2015 and June 30, 2015:

(in millions)	December 31, 2015	June 30, 2015
Billed accounts receivable, net	$488.8	$460.6
Unbilled accounts receivable, net	283.6	262.2
Total accounts receivable	772.4	722.8
Deferred revenue	436.5	414.0
Net receivables	$335.9	$308.8

DSO (in days)	44	39
DSO for the three months ended December 31, 2015 grew five days compared with the three months ended June 30, 2015 due to our increases in billed and unbilled accounts receivable net.
CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Six Months Ended
	December 31,		Percentage
(dollar amounts in millions)	2015	2014	Change
Net cash provided by operating activities	$85.7	$98.4	(12.9)%
Net cash (used in) provided by investing activities	(53.3)	54.5	(197.8)%
Net cash (used in) provided by financing activities	(71.0)	6.8	>1000%
Effect of exchange rate changes on cash	(14.8)	(46.0)	(67.8)%
Net (decrease) increase in cash and cash equivalents	$(53.4)	$113.7	(147.0)%
Operating Activities
The cash flows provided by operating activities during the six months ended December 31, 2015 primarily resulted from $64.3 million in net income, $57.2 million in depreciation, amortization and stock-based compensation expenses and a $34.1 million decrease in net change of working capital.
The cash flows provided by operating activities during the six months ended December 31, 2014 primarily resulted from net income of $75.9 million, $49.2 million in depreciation, amortization and stock-based compensation expenses, $13.6 million in deferred taxes and a $4.6 million decrease in net change of working capital.
Investing Activities
The net cash used in investing activities during the six months ended December 31, 2015 was primarily driven by capital expenditures of $53.3 million. The capital expenditures in the current year are higher than the prior year due primarily to increased costs for system upgrades and improvements to the information technology infrastructure.
During the six months ended December 31, 2014, we received $88.5 million in net proceeds from the sale of marketable securities, which was partially offset by $23.6 million in capital expenditures and $10.4 million in cash used for business acquisitions.
Financing Activities
During the six months ended December 31, 2015, we paid $200.0 million as part of the accelerated share repurchase program. This was partially offset by the receipt of $12.9 million in proceeds related to employee stock purchases and borrowed a net $116.1 million under the 2014 Credit Agreement (as defined below).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the six months ended December 31, 2014, we received $7.5 million in proceeds related to employee stock purchases partially offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement (as defined below).
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
As of December 31, 2015, we had $5.7 million principal borrowed under the Master Financing Agreement.
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
As of December 31, 2015, we had $170.0 million of principal borrowed under the revolving credit facility and $197.5 million of principal borrowed under the term loan. As of June 30, 2015, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amounts are presented net of debt issuance cost of approximately $2.2 million and $2.5 million in our consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. As of December 31, 2015, we had borrowing availability of $130.0 million under the revolving credit facility.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
The 2014 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2015, we were in compliance with all covenants under the 2014 Credit Agreement.
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
In May 2013, we entered into another interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2014 Credit Agreement. As of December 31, 2015, our debt under the 2014 Credit Agreement, including the $100.0 million of principal hedged with both interest swap agreements, carried an average annualized interest rate of 1.49%. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2015, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2015, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2015, we transferred approximately $64.6 million of trade receivables. As of December 31, 2015 and June 30, 2015, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. As of December 31, 2015, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. As of December 31, 2015, we had 4.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2015, our future minimum debt obligations related to the 2014 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$5.0	$12.8	$20.4	$35.0	$400.0	$—	$473.2
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Share Repurchases
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2,274,343 shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2015, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the six months ended December 31, 2015 and 2014, we derived approximately 55.8% and 55.4% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the six months ended December 31, 2015 and 2014, our Euro denominated service revenue accounted for 9.9% and 13.4% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and in market rates of interest. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our hedging programs and interest rate swap program. Our foreign currency hedging program was expanded in the first quarter of the fiscal year ended June 30, 2013 in order to reduce the impact of foreign currency exchange rate risk on our gross margin.
As of December 31, 2015, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $398.9 million, including two interest rate swaps agreement with a total notional value of $200.0 million that hedge borrowings under our 2014 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of December 31, 2015, the estimated amount that could be recognized in earnings was a loss of approximately $1.9 million, net of tax.
As of December 31, 2015, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $120.8 million.
During the six months ended December 31, 2015 and 2014, we recorded net foreign currency exchange gains of $1.8 million and $6.0 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $12.8 million as of December 31, 2015 and $8.9 million as of June 30, 2015. Long-term debt was $460.4 million as of December 31, 2015 and $348.2 million as of June 30, 2015. As of December 31, 2015, $100.0 million of borrowings under our 2014 Credit Agreement were hedged under an interest rate swap agreement and $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. Based on average total debt for the six months ended December 31, 2015, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $2.7 million on an annual basis. On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016 and hedged an additional principal amount of $100.0 million under the 2014 Credit Agreement with a fixed interest rate of 1.104%.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAREXEL International Corporation

Date:	February 2, 2016	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 2, 2016	By: /s/ Ingo Bank

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

10.2*	PAREXEL International Corporation 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2015 and is incorporated herein by reference).

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Denotes management contract or any compensatory plan, contract or arrangement.