Form 10-Q
period 2016-03-31
PAREXEL INTERNATIONAL CORP
filed 2016-05-03
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2016, there were 52,887,809 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$209.7	$207.4
Billed accounts receivable, net	558.3	460.6
Unbilled accounts receivable, net	304.7	262.2
Prepaid expenses	24.3	15.6
Deferred tax assets	63.2	59.1
Income taxes receivable	24.8	12.8
Other current assets	52.5	44.4
Total current assets	1,237.5	1,062.1
Property and equipment, net	256.6	241.2
Goodwill	396.0	354.9
Other intangible assets, net	137.3	142.1
Non-current deferred tax assets	14.5	11.7
Long-term income taxes receivable	10.7	11.1
Other assets	40.0	41.9
Total assets	$2,092.6	$1,865.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$12.8	$8.9
Accounts payable	53.0	81.2
Deferred revenue	433.2	371.8
Accrued expenses	33.3	33.4
Accrued restructuring charges, current portion	20.9	20.2
Accrued employee benefits and withholdings	163.9	152.7
Current deferred tax liabilities	12.3	10.0
Income taxes payable	11.4	13.1
Other current liabilities	17.3	18.2
Total current liabilities	758.1	709.5
Long-term debt, net of current portion	554.6	345.4
Non-current deferred tax liabilities	56.7	33.0
Long-term income tax liabilities	31.6	27.1
Long-term deferred revenue	38.7	42.2
Other liabilities	51.8	42.5
Total liabilities	1,491.5	1,199.7
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.6
Additional paid-in capital	21.3	37.7
Retained earnings	694.8	722.9
Accumulated other comprehensive loss	(115.5)	(95.9)
Total stockholders’ equity	601.1	665.3
Total liabilities and stockholders’ equity	$2,092.6	$1,865.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service revenue	$527.1	$502.0	$1,557.7	$1,493.0
Reimbursement revenue	84.3	74.4	243.1	232.1
Total revenue	611.4	576.4	1,800.8	1,725.1
Direct costs	337.8	338.0	1,013.5	984.1
Reimbursable out-of-pocket expenses	84.3	74.4	243.1	232.1
Selling, general and administrative	97.1	88.6	289.4	286.4
Depreciation	18.4	17.9	54.3	51.6
Amortization	5.9	3.4	17.3	10.5
Restructuring (benefit) charge	(1.8)	(0.1)	23.4	(0.2)
Total costs and expenses	541.7	522.2	1,641.0	1,564.5
Income from operations	69.7	54.2	159.8	160.6
Interest expense, net	(2.3)	(1.8)	(6.0)	(5.4)
Miscellaneous (expense) income, net	(0.3)	1.3	1.4	7.6
Total other (expense) income	(2.6)	(0.5)	(4.6)	2.2
Income before income taxes	67.1	53.7	155.2	162.8
Provision for income taxes	19.2	16.0	43.0	49.2
Net income	$47.9	$37.7	$112.2	$113.6

Earnings per common share
Basic	$0.91	$0.69	$2.09	$2.07
Diluted	$0.89	$0.68	$2.06	$2.04
Weighted average shares outstanding
Basic	52.9	54.9	53.7	54.8
Diluted	53.6	55.8	54.5	55.8

Comprehensive income
Net income	$47.9	$37.7	$112.2	$113.6
Unrealized loss on derivative instruments, net of taxes	1.4	(0.8)	(0.8)	(12.1)
Foreign currency translation adjustment	8.4	(36.1)	(18.8)	(105.0)
Total comprehensive income (loss)	$57.7	$0.8	$92.6	$(3.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities:
Net income	$112.2	$113.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.6	62.2
Stock-based compensation	15.2	13.2
Excess tax benefit from stock-based compensation	(3.5)	(7.6)
Deferred income taxes	20.9	(5.5)
Fair value adjustment of contingent consideration	8.2	(5.0)
Other non-cash items	(0.1)	0.7
Changes in operating assets and liabilities, net of effects from acquisitions	(94.4)	(73.0)
Net cash provided by operating activities	130.1	98.6
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(67.3)	(10.9)
Proceeds from sale and maturity of marketable securities	—	88.6
Purchases of property and equipment	(76.8)	(45.6)
Net cash (used in) provided by investing activities	(144.1)	32.1
Cash flow from financing activities:
Proceeds from issuance of common stock, net	13.1	8.8
Excess tax benefit from stock-based compensation	3.5	7.6
Contingent consideration payment	(9.9)	—
Payments for share repurchase	(200.0)	—
Borrowings under credit agreement/facility	1,150.0	342.5
Repayments under credit agreement/facility and other debt	(936.4)	(307.5)
Payments for debt issuance costs	(1.0)	(0.7)
Net cash provided by financing activities	19.3	50.7
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(74.2)
Net increase in cash and cash equivalents	2.3	107.2
Cash and cash equivalents at beginning of period	207.4	188.2
Cash and cash equivalents at end of period	$209.7	$295.4

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$3.9	$—
Cash paid during the period for:
Interest	$9.8	$8.9
Income taxes, net of refunds	$12.9	$61.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2016, results of operations for the three and nine months ended March 31, 2016 and 2015 have been included. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K”) filed with the Securities and Exchange Commission on August 25, 2015.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2016, the FASB issued ASU No. 2016-01 ("ASU 2016-01"), Financial Instruments—Overall (Subtopic 825-10)
Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-01 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification® Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C-Background Information and Basis for Conclusions. This ASU requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05 ("ASU 2016-05"), Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships(a consensus of the Emerging Issues Task Force). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-05 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08 ("ASU 2016-08"), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the revenue recognition guidance on determining whether an entity is a principal or an agent in an agreement. ASU 2016-08 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are assessing the impact of adopting ASU No. 2016-08 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-09 on our consolidated financial statements.
NOTE 2. – ACQUISITIONS
The pro forma effects of the acquisition described below are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
We accounted for this acquisition as a business combination in accordance with FASB ASC Topic 805, "Business Combinations." We allocate the amount that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and that consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, and estimated useful lives, could result in different purchase price allocations and amortization expense in current and future periods.
Health Advances
On January 19, 2016, we entered into a definitive agreement to acquire all of the outstanding equity securities of Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The acquisition closed on February 10, 2016 and is part of the PAREXEL Consulting Services (“PC”) segment.
The net purchase price for the acquisition was approximately $67.3 million, plus the potential to pay up to an additional $15.8 million over a thirty-six month period following the acquisition date if Health Advances achieves certain financial targets. We funded the acquisition with credit facilities.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the consideration transferred in conjunction with the Health Advances acquisition and the preliminary allocation of that consideration is as follows (in millions):

Total Consideration transferred:
Cash paid, net of cash acquired	$67.3
Fair value of contingent consideration	4.5
Net purchase price	$71.8
Preliminary Allocation of consideration transferred:
Accounts receivable	$4.0
Other current assets	0.7
Property and equipment, net	1.0
Definite-lived intangible assets	15.0
Goodwill	52.9
Total assets acquired	73.6
Current liabilities	1.8
Total liabilities assumed	1.8
Net assets acquired:	$71.8
The amounts above represent our preliminary fair value estimates as of March 31, 2016 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the Health Advances acquisition in the beginning of Fiscal Year 2017.
The goodwill of $52.9 million arising from the Health Advances acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$11.6	10
Technology	1.8	3
Trade name	1.6	5
Total	$15.0

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – EQUITY AND EARNINGS PER SHARE
We have authorized 5.0 million shares of preferred stock at $0.01 par value. As of March 31, 2016 and June 30, 2015, we had no shares of preferred stock issued and outstanding.
We have authorized 150.0 million shares of common stock at $0.01 par value. As of March 31, 2016 and June 30, 2015, respectively, we had 52.8 million and 55.2 million shares of common stock issued and outstanding.
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

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income attributable to common stock	$47.9	$37.7	$112.2	$113.6
Weighted average number of shares outstanding, used in computing basic earnings per share	52.9	54.9	53.7	54.8
Dilutive common stock equivalents	0.7	0.9	0.8	1.0
Weighted average number of shares outstanding used in computing diluted earnings per share	53.6	55.8	54.5	55.8
Basic earnings per share	$0.91	$0.69	$2.09	$2.07
Diluted earnings per share	$0.89	$0.68	$2.06	$2.04
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	1.7	0.9	1.3	0.7
Share Repurchase Plan
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of March 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 0.3 million shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2.6 million shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2016:

(in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2015	$(96.2)	$0.3	$(95.9)
Other comprehensive loss before reclassifications	(18.8)	3.8	(15.0)
Loss reclassified from accumulated other comprehensive income	—	(4.6)	(4.6)
Net current-period other comprehensive loss	$(18.8)	$(0.8)	$(19.6)
Balance as of March 31, 2016	$(115.0)	$(0.5)	$(115.5)
The change in our translation adjustment was due primarily to the movements in the Great British Pound (GBP) exchange rates against the United States Dollar (USD). The USD strengthened by 8.5% versus the GBP between June 30, 2015 and March 31, 2016. The movement in the GBP represented $9.6 million out of the $18.8 million foreign currency translation adjustment during the nine months ended March 31, 2016. The remaining foreign currency translation adjustment is attributable to the USD appreciation against other major world-wide currencies, including Indian Rupees, South African Rand and Russian Ruble.
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three and nine months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	March 31, 2016	March 31, 2015
Interest rate contracts	$(0.1)	$(0.3)	Interest expense, net
Foreign exchange contracts	(1.2)	(1.4)	Service Revenue
Foreign exchange contracts	(0.7)	(6.1)	Direct Costs
Total	$(2.0)	$(7.8)

	Nine Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	March 31, 2016	March 31, 2015
Interest rate contracts	$(0.4)	$(1.1)	Interest expense, net
Foreign exchange contracts	(1.6)	(2.1)	Service Revenue
Foreign exchange contracts	(5.3)	(8.0)	Direct Costs
Cross-currency swap contracts	—	0.2	Miscellaneous income (expense), net
Total	$(7.3)	$(11.0)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.5 million, and $2.6 million for the three and nine months ended March 31, 2016, respectively.
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $2.8 million, and $4.0 million for the three and nine months ended March 31, 2015, respectively.
NOTE 5. – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Direct costs	$1.3	$1.3	$3.5	$3.3
Selling, general and administrative	4.0	3.4	11.7	9.9
Total stock-based compensation	$5.3	$4.7	$15.2	$13.2
On December 3, 2015, the shareholders approved a new share-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows for the issuance of up to the sum of (i) 3.0 million shares of PAREXEL common stock plus (ii) up to an additional 3.4 million shares of PAREXEL common stock from awards under the Existing Plans (as defined

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

below), which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company. The Company stopped making awards under its Existing Plans upon approval of the 2015 Plan by its shareholders. The term “Existing Plans” refers collectively to the Company’s 2005 Stock Incentive Plan, 2007 Stock Incentive Plan and 2010 Stock Incentive Plan.
The 2015 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which are referred to collectively as “Awards.” The 2015 Plan became effective upon approval by the Company’s shareholders. No Awards may be made under the 2015 Plan after December 3, 2025.
NOTE 6. RESTRUCTURING CHARGES
In June 2015, our Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program are expected to be substantially completed by June 2016. In the fourth quarter of Fiscal Year 2015, the first quarter of Fiscal Year 2016, and the second quarter of Fiscal Year 2016, we recorded restructuring charges of $20.0 million, $14.8 million, and $10.4 million, respectively, while in the third quarter of Fiscal Year 2016 we recorded a benefit of $1.8 million related to the Margin Acceleration Program.
Changes in the restructuring accrual during the first nine months of Fiscal Year 2016 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
	June 30, 2015			March 31, 2016
2015 Margin Acceleration Program
Employee severance	$20.0	$18.0	$(19.7)	$18.3
Facilities-related	—	5.4	(1.1)	4.3
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.3	—	(0.2)	0.1
Total	$20.3	$23.4	$(21.0)	$22.7

The cash expenditures subsequent to March 31, 2016 for approximately $18.3 million in employee severance and $1.8 million of facility exit costs will be paid within the next twelve months.
NOTE 7. – SEGMENT INFORMATION
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

Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three and

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

nine months ended March 31, 2016, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the presentation for the three and nine months ended March 31, 2015 to reflect this change.
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
Our segment results were as follows:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service revenue
CRS	$402.8	$401.3	$1,220.1	$1,179.9
PC	49.9	33.5	130.6	114.6
PI	74.4	67.2	207.0	198.5
Total service revenue	$527.1	$502.0	$1,557.7	$1,493.0
Direct costs
CRS	$271.1	$284.8	$833.0	$822.0
PC	28.2	18.0	69.2	60.2
PI	38.5	35.2	111.3	101.9
Total direct costs	$337.8	$338.0	$1,013.5	$984.1
Gross profit
CRS	$131.7	$116.5	$387.1	$357.9
PC	21.7	15.5	61.4	54.4
PI	35.9	32.0	95.7	96.6
Total gross profit	$189.3	$164.0	$544.2	$508.9
NOTE 8. – INCOME TAXES
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
For the three months ended March 31, 2016 and 2015, we had effective income tax rates of 28.6% and 29.7%, respectively. For the nine months ended March 31, 2016 and 2015, we had effective income tax rates of 27.7% and 30.2%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate. For the three and nine months ended March 31, 2016, we recognized income tax benefits of $5.5 million and $6.1 million, respectively, as a result of the expiration of statutes of limitation and settlements with tax authorities. These benefits were partially offset by $4.4 million of expenses related to foreign tax credits.
As of March 31, 2016, we had $29.6 million of gross unrecognized tax benefits, of which $18.7 million would impact the effective tax rate if recognized. As of June 30, 2015, we had $35.2 million of gross unrecognized tax benefits, of which $23.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
As of March 31, 2016, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $0.4 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2016 and June 30, 2015, $3.4 million and $4.2 million, respectively, of gross interest and penalties were included in the liability for unrecognized tax benefits. For the nine months ended March 31, 2016 and 2015, benefit of $0.8 million and expenses of $0.7 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. All material U.S. federal, state and local income tax matters have been concluded with the respective taxing authority through 2005. Substantially all material foreign income tax matters have been concluded for all years through 2001.
NOTE 9. – CREDIT AGREEMENTS
2016 Credit Agreement
On March 11, 2016, PAREXEL, certain subsidiaries of PAREXEL, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), HSBC Bank USA, National Association (“HSBC”), U.S. Bank, National Association (“US Bank”), TD Securities (USA) LLC (“TD Securities”) and Wells Fargo Securities, LLC (“Wells Fargo Securities”) as Joint Lead Arrangers and Joint Book Managers, HSBC, US Bank, TD Bank, N.A. (“TD Bank”) and Wells Fargo Bank, National Association (“Wells Fargo Bank”) as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2016 Credit Agreement”) providing for a five-year term loan and revolving credit facility in the principal amount of up to $750.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions.
The 2016 Credit Agreement amends and restates the amended and restated credit agreement dated as of October 15, 2014, (the “2014 Credit Agreement”), by and among the Company, certain subsidiaries of the Company, Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer, MLPFS, J.P. Morgan Securities LLC, HSBC, and US Bank, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A., HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto.
The 2016 Credit Agreement provides for a revolving credit facility in the principal amount of up to $350.0 million from time to time outstanding. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit up to a sublimit of $10.0 million.
On the closing date of March 11, 2016, after giving effect to the amendment and restatement of the 2014 Credit Agreement and the effectiveness of the 2016 Credit Agreement, the Company was obligated under the 2016 Credit Agreement for term loans in the principal amount of $400.0 million and revolving loans in the principal amount of $65.0 million.
As of March 31, 2016, we had $65.0 million of principal borrowed under the revolving credit facility and $400.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $3.3 million in our consolidated balance sheet at March 31, 2016. As of March 31, 2016, we had borrowing availability of $285.0 million under the revolving credit facility.
The 2016 Credit Agreement is intended to provide funds (i) for stock repurchases, (ii) for the issuance of letters of credit and (iii) for other general corporate purposes of PAREXEL and its subsidiaries, including permitted acquisitions.
PAREXEL’s obligations under the 2016 Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and the obligations, if any, of any foreign designated borrower are guaranteed by the Company and certain of its material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2016 Credit Agreement bear interest, at PAREXEL’s determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 2.0%) based on a ratio of consolidated net funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Net Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 1.0%) based on the Consolidated Net Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 1.0%). Loans outstanding under the 2016 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2016 Credit Agreement. The 2016 Credit Agreement terminates and any outstanding loans under it mature on March 11, 2021.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on March 11, 2021. A swingline loan under the 2016 Credit Agreement generally must be paid ten (10) business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on March 11, 2021:

•	0.63% by quarterly term loan amortization payments to be made commencing June 30, 2016 and made on or prior to March 31, 2017;

•	1.25% by quarterly term loan amortization payments to be made on or after June 30, 2017, but on or prior to March 31, 2019;

•	1.88% by quarterly term loan amortization payments to be made on or after June 30, 2019, but on or prior to March 31, 2020;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2020, but prior to March 11, 2021; and

•	72.5% (or if less, the remaining principal amount of the term loan) on March 11, 2021.
To the extent not previously paid, all borrowings under the 2016 Credit Agreement must be repaid on March 11, 2021.
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under US dollar swingline loans at the alternate base rate is payable quarterly.
The obligations of PAREXEL under the 2016 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2016 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
Under the terms of the 2016 Credit Agreement, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries may make payments in connection with permitted repurchases of their respective capital stock.
In connection with the 2016 Credit Agreement, PAREXEL agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.250% (based on the Consolidated Net Leverage Ratio). To the extent there are letters of credit outstanding under the 2016 Credit Agreement, PAREXEL will pay letter of credit fees plus a fronting fee and additional charges. PAREXEL agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee, and (iii) for its own account, an annual agency fee.
In May 2013, we entered into an interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016, which hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate of 1.104%.
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity Date”) unless earlier payment is required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.750%) based on a

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
The proceeds of the Loan were advanced to the Company on February 12, 2016 and were used to repay borrowings under the Company’s 2014 Facility.
The obligations of PAREXEL under the Loan could have been accelerated upon the occurrence of an event of default under the Loan, which included customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to the 2014 Facility.
As of March 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of March 31, 2016, we had $5.7 million of principal borrowed under the Master Financing Agreement.
2014 Credit Agreement
The 2014 Credit Agreement provided for a five-year term loan and revolving credit facility in the principal amount of up to $500.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions. The loan facility available under the 2014 Credit Agreement consisted of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount was available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount was available through the revolving credit facility. A portion of the revolving credit facility was available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
Our obligations under the 2014 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
As of June 30, 2015, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.5 million in our consolidated balance sheet at June 30, 2015.
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement and as of March 31, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
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
The 2014 Credit Agreement contained negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants.
Under the terms of the 2014 Credit Agreement, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries may make payments in connection with permitted repurchases of their respective capital stock.
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
In September 2011, we entered into an interest rate swap agreement which hedged $100.0 million of principal under our prior debt obligations and carried a fixed interest rate of 1.30%. In September 2015, the interest rate swap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended September 30, 2015.
As discussed above, in May 2013, we entered into an interest rate swap agreement. Prior to the execution of the 2016 Credit Agreement, principal in the amount of $100.0 million under the 2014 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016. Prior to the execution of the 2016 Credit Agreement, additional principal in the amount of $100.0 million under the 2014 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate 1.104%.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of March 31, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2016, we transferred approximately $73.6 million of trade receivables. As of March 31, 2016 and June 30, 2015, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2016, we had $4.2 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2016, we had 4.0 million Euros available under this line of credit.
NOTE 10. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described in Note 9 above are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$2.5	$15.3	$22.9	$22.5	$132.5	$375.0	$570.7
We have letter-of-credit agreements with banks totaling approximately $10.0 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
NOTE 11. – DERIVATIVES
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the notional amounts and fair values of our derivatives as of March 31, 2016 and June 30, 2015. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in millions)	March 31, 2016		June 30, 2015
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$—	$—	$100.0	$0.8
Foreign exchange contracts	122.9	4.1	140.6	2.9
Derivatives in a liability position:
Interest rate contracts	200.0	(0.7)	25.0	(0.1)
Foreign exchange contracts	73.5	(4.0)	56.1	(4.5)
Cross-currency swap contracts	—	—	19.0	(2.7)
Total designated derivatives	$396.4	$(0.6)	$340.7	$(3.6)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$75.8	$0.9	$46.1	$0.6
Derivatives in a liability position:
Foreign exchange contracts	49.9	(1.5)	81.7	(1.8)
Total non-designated derivatives	$125.7	$(0.6)	$127.8	$(1.2)
Total derivatives	$522.1	$(1.2)	$468.5	$(4.8)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended March 31, 2016 and 2015, we recorded less than $0.1 million of losses and $0.7 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges. During the nine months ended March 31, 2016 and 2015, we recorded losses of $1.7 million and $2.2 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.
The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(1.1)	$(0.3)	$(0.9)	$—
Foreign exchange contracts	2.5	(0.5)	0.1	(12.1)
Cross-currency swap contracts	—	—	—	—
Total designated derivatives	$1.4	$(0.8)	$(0.8)	$(12.1)
The unrealized gain (loss) on derivative instruments is net of $0.7 million and $0.4 million taxes, respectively, for the three months ended March 31, 2016 and 2015. The unrealized gain (loss) on derivative instruments is net of $0.3 million and $6.7 million taxes, respectively, for the nine months ended March 31, 2016 and 2015.
The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $0.3 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were gains of $2.6 million and losses of $5.7 million for the three months ended March 31, 2016 and 2015, respectively. The total losses related to foreign exchange contracts not designated as hedging instruments were $1.1 million and $20.9 million for the nine months ended March 31, 2016 and 2015, respectively.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unrealized losses recognized are presented below:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$1.6	$(0.8)	$0.9	$(3.9)
Total non-designated derivative unrealized loss, net	$1.6	$(0.8)	$0.9	$(3.9)

NOTE 12. – GOODWILL
As of March 31, 2016 and June 30, 2015, we had goodwill of $396.0 million and $354.9 million.  We evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable.  We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on June 30th of each fiscal year or more frequently if indicators of impairment exist.  As discussed in Note 7, we reorganized certain components of our PC segment to our CRS segment on July 1, 2015.   We performed an impairment analysis immediately prior to and subsequent to the movement of these components and evaluated goodwill for impairment as of July 1, 2015 for our PC reporting unit, which had $20.6 million of goodwill as of June 30, 2015.   The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We determined the fair value of our PC reporting unit using the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit with the carrying value of that reporting unit. Based on this analysis, no impairment was identified. The Company's next annual impairment assessment will be performed as of June 30, 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date.
NOTE 13. – FAIR VALUE MEASUREMENTS
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(4.7)	$(4.7)
Interest rate derivative instruments	—	(0.7)	—	(0.7)
Foreign currency exchange contracts	—	(0.5)	—	(0.5)
Total	$—	$(1.2)	$(4.7)	$(5.9)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(7.3)	$(7.3)
Interest rate derivative instruments	—	0.7	—	0.7
Foreign currency exchange contracts	—	(5.6)	—	(5.6)
Total	$—	$(4.9)	$(7.3)	$(12.2)
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
We acquired ClinIntel Limited (“ClinIntel”), a provider of clinical randomization and trial supply management services, which are designed to make patient randomization and clinical supply chain solutions more efficient, in October 2014. The purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $15.0 million over a twenty-one month period following the acquisition date. To achieve the maximum payment of $15.0 million, billings of $13.4 million in the 21 month period needed to be achieved. The contingent consideration related to the ClinIntel acquisition was measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability was primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
In February 2016, we acquired Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The purchase price for the Health Advances acquisition was approximately $67.3 million, plus the potential to pay up to an additional $15.8 million over a thirty-six month period following the acquisition date if Health Advances achieves specific financial targets. The contingent consideration related to the Health Advances acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Health Advances
Unobservable Input	Range
Risk free rate	1%
Revenue Volatility	25%
Projected period of payment	Approximately 3 years
The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(in millions)	Fair Value
Balance at June 30, 2015	$7.3
Additions of contingent consideration due to Health Advances acquisition	4.5
Change in fair value of contingent consideration	8.2
Payment of contingent consideration	(14.1)
Effect of changes in exchange rates used for translation	(1.2)
Balance at March 31, 2016	$4.7
For the nine months ended March 31, 2016, the change in the fair value of the contingent consideration of $8.2 million expense was recorded in selling, general and administrative expense.
As of June 30, 2015, the forecasted payout of the contingent consideration for the ClinIntel acquisition was significantly below the maximum payout obligation due to billings through June 30, 2015, which were below the originally forecasted levels. In the second half of calendar year 2015, the billings increased strongly, ahead of plans, which led to the increase in the contingent consideration obligation of $8.2 million. The contingent consideration performance period was primarily completed on November 30, 2015 and the contingent consideration earned was $14.8 million. The sellers of ClinIntel still have the potential to earn up to $0.2 million by June 2016.
For the nine months ended March 31, 2016, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities.
The fair value of the debt under the Notes was estimated to be $99.0 million as of March 31, 2016, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment. The carrying value of our current and long-term debt under the 2016 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

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

Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, HERON™ and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the three and nine months ended March 31, 2016, we included the operating results of HERON™ and MedCom within the CRS segment and retroactively revised the three and nine months ended March 31, 2015 to reflect this presentation change.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended March 31, 2016 Compared With Three and Nine Months Ended March 31, 2015:
Revenue
Our service revenue by segment is as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Service revenue
CRS	$402.8	$401.3	0.4%	$1,220.1	$1,179.9	3.4%
PC	49.9	33.5	49.0%	130.6	114.6	14.0%
PI	74.4	67.2	10.7%	207.0	198.5	4.3%
Total service revenue	$527.1	$502.0	5.0%	$1,557.7	$1,493.0	4.3%
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
CRS
In the three months ended March 31, 2016, service revenue, which included $8.2 million from the acquisition of Quantum Solutions India (QSI), was relatively flat compared to the same period in 2015. In the nine months ended March 31, 2016, service revenue increased by 3.4%, compared to the same period in 2015, primarily due to contributions from new business awards, including the addition of $24.7 million of revenue generated from the acquisition of QSI.
PC
Service revenue increased by 49.0% and 14.0%, in the three and nine months ended March 31, 2016 compared to the same periods in 2015 due primarily to a favorable business mix and $4.4 million from the acquisition of Health Advances which closed on February 10, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

PI
Service revenue increased by 10.7% and 4.3%, in the three and nine months ended March 31, 2016 compared to the same periods in 2015. The increases in service revenue were primarily driven by contributions from new business awards and higher demand for technology usage in clinical trials.
Reimbursement Revenue
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Direct costs
CRS	$271.1	$284.8	(4.8)%	$833.0	$822.0	1.3%
PC	28.2	18.0	56.7%	69.2	60.2	15.0%
PI	38.5	35.2	9.4%	111.3	101.9	9.2%
Total direct costs	$337.8	$338.0	(0.1)%	$1,013.5	$984.1	3.0%
Gross profit
CRS	$131.7	$116.5	13.0%	$387.1	$357.9	8.2%
PC	21.7	15.5	40.0%	61.4	54.4	12.9%
PI	35.9	32.0	12.2%	95.7	96.6	(0.9)%
Total gross profit	$189.3	$164.0	15.4%	$544.2	$508.9	6.9%
Direct costs decreased slightly by 0.1% in the three months ended March 31, 2016, and increased by 3.0% in the nine months ended March 31, 2016, compared to the three and nine months ended March 31, 2015. In the three months ended March 31, 2016, direct costs as a percentage of total service revenue, decreased to 64.1% from 67.3% compared to the same period in 2015. As a percentage of total service revenue, direct costs for the nine months ended March 31, 2016 decreased to 65.1% from 65.9% for the respective period in 2015. For the three and nine months ended March 31, 2016 compared to the same periods in 2015 gross profit increased due primarily to the impact of various productivity and efficiency initiatives from the margin acceleration program.
CRS
Direct costs decreased by 4.8% in the three months ended March 31, 2016, and increased 1.3% in the nine months ended March 31, 2016, respectively, compared to the three and nine months ended March 31, 2015. The decrease in the three month comparison was due to decreased labor costs. The slight increase in the nine months ended March 31, 2016 was due primarily to the increased labor costs associated with the increase in service revenue. As a percentage of service revenue, direct costs decreased to 67.3% in the three months ended March 31, 2016 from 71.0% for the same period in 2015, and decreased to 68.3% for the nine months ended March 31, 2016 from 69.7% for the same period in 2015, due primarily to the impact of the Margin Acceleration Program.
PC
Direct costs increased by 56.7% and 15.0% respectively for the three and nine months ended March 31, 2016 compared to the same periods in 2015 due primarily to the nature of the work being performed. As a percentage of service revenue, direct costs increased to 56.5% for the three months ended March 31, 2016 from 53.7% for the same period in 2015 and increased to 53.0% from 52.5% in the nine month comparison due primarily to acquisition related costs.
PI
Direct costs increased by 9.4%, and 9.2% in the three and nine months ended March 31, 2016 from the same periods in 2015 primarily due to service revenue mix. As a percentage of service revenue, direct costs in the three months ended March 31, 2016 decreased to 51.7% from 52.4% for the same period in 2015 due primarily to service revenue mix. In the nine months ended March 31, 2016 direct costs as a percentage of service revenue increased to 53.8% from 51.3% for the same period in 2015 due primarily to service revenue mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative ("SG&A")
SG&A expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Selling, general and administrative	$97.1	$88.6	9.6%	$289.4	$286.4	1.0%
% of service revenues	18.4%	17.6%		18.6%	19.2%
SG&A expense increased 9.6% and 1.0%, in the three and nine months ended March 31, 2016, respectively, compared to the three and nine months ended March 31, 2015. The increase in the three months ended March 31, 2016 was due primarily to an increase in variable compensation expense and an increase in costs to support business growth. These increases were partially offset by a favorable impact of foreign currency exchange rate movements. The slight increase in the nine months ended March 31, 2016 was due primarily to a $13.2 million change for the fair value adjustment of contingent consideration related to acquisitions. This increase was partially offset by the effect of efficiency initiatives for our support functions as well as the favorable impact of foreign currency exchange rate movements. For the three and nine months ended March 31, 2016, SG&A expense as a percentage of service revenue were changed by less than 1 point compared to the same periods in 2015.
Depreciation and Amortization
Depreciation and amortization expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Depreciation and amortization	$24.3	$21.3	14.1%	$71.6	$62.1	15.3%
% of service revenues	4.6%	4.2%		4.6%	4.2%
Depreciation and amortization expense increased by 14.1%, and 15.3% in the three and nine months ended March 31, 2016 respectively, compared to the same periods in 2015 due primarily to amortization expense attributable to our acquisition of QSI in the fourth quarter of fiscal year 2015 and our acquisition of Health Advances in the third quarter of fiscal year 2016.
Restructuring Charge
Restructuring expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Restructuring costs	$(1.8)	$(0.1)	>1000%	$23.4	$(0.2)	>1000%
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three months ended March 31, 2016, we recorded a net $1.8 million restructuring benefit and for the nine months ended March 31, 2016, we recorded a net $23.4 million restructuring charge respectively, related to the Margin Acceleration Program. In the third quarter of 2016, this benefit was composed of a benefit of $2.9 million for employee separation benefits and a charge of $1.1 million for lease termination related costs. For the nine months ended March 31, 2016, we recorded $18.0 million of employee separation benefits and $5.4 million of lease termination related costs. From the announcement of the program through March 31, 2016, we recorded a net $43.4 million restructuring charge related to the Margin Acceleration Program, which consisted of $38.0 million of employee separation benefits and $5.4 million of lease termination related costs. As a result of these initiatives, we expect to realize annualized pre-tax savings of approximately $50.0 million to $60.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income from Operations

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Income from operations	$69.7	$54.2	28.6%	$159.8	$160.6	(0.5)%
Operating margin	13.2%	10.8%		10.3%	10.8%
This increase in income from operations and increase in operating margin in the three months ended March 31, 2016 was due primarily to higher revenue and lower direct costs, offset in part by higher SG&A and amortization. The decrease in both income from operations and operating margin in the nine months ended March 31, 2016 was due primarily to higher expenses, which included a $23.4 million charge related to the Margin Acceleration Program, a $13.2 million change for the fair value adjustment of contingent consideration related to acquisitions, and amortization of QSI intangible assets. These increases were partially offset by higher revenue and related gross profit.
Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Interest expense, net	$(2.3)	$(1.8)	27.8%	$(6.0)	$(5.4)	11.1%
Miscellaneous (expense) income	(0.3)	1.3	(123.1)%	1.4	7.6	(81.6)%
Other income, net	$(2.6)	$(0.5)	420.0%	$(4.6)	$2.2	(309.1)%
Net interest expense increased in the three and nine months ended March 31, 2016 compared to the same periods in 2015 as a result of higher debt balances.
During the three months ended March 31, 2016, net foreign currency exchange losses of $0.5 million were recorded compared with net foreign currency exchange gains of $0.2 million in the same period of 2015. For the nine months ended March 31, 2016 and March 31, 2015, we recorded net foreign currency exchange gains of $1.3 million and $6.2 million respectively.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended March 31, 2016 and 2015:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2016	March 31, 2015	Increase/(Decrease)%	March 31, 2016	March 31, 2015	Increase/(Decrease)%
Provision for income taxes	$19.2	$16.0	20.0%	$43.0	$49.2	(12.6)%
Effective tax rate	28.6%	29.7%		27.7%	30.2%
The tax rates for the three and nine months ended March 31, 2016 and 2015 each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. For the three and nine months ended March 31, 2016, we recognized income tax benefits of $5.5 million and $6.1 million respectively as a result of the expiration of statutes of limitation and settlements with tax authorities. These benefits were partially offset by $4.4 million of expenses related to foreign tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of March 31, 2016, we had cash and cash equivalents of approximately $209.7 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of March 31, 2016 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended March 31, 2016 and June 30, 2015:

(in millions)	March 31, 2016	June 30, 2015
Billed accounts receivable, net	$558.3	$460.6
Unbilled accounts receivable, net	304.7	262.2
Total accounts receivable, net	863.0	722.8
Deferred revenue	471.9	414.0
Net receivables	$391.1	$308.8

DSO (in days)	51	39
DSO for the three months ended March 31, 2016 grew twelve days compared with the three months ended June 30, 2015 due to project billing milestones and the timing of cash collections.
CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Nine Months Ended
	March 31,		Percentage
(dollar amounts in millions)	2016	2015	Change
Net cash provided by operating activities	$130.1	$98.6	31.9%
Net cash (used in) provided by investing activities	(144.1)	32.1	(548.9)%
Net cash provided by financing activities	19.3	50.7	(61.9)%
Effect of exchange rate changes on cash	(3.0)	(74.2)	(96.0)%
Net increase in cash and cash equivalents	$2.3	$107.2	(97.9)%
Operating Activities
The cash flows provided by operating activities during the nine months ended March 31, 2016 primarily resulted from $112.2 million in net income and $86.8 million in depreciation, amortization and stock-based compensation expenses partially offset by changes in working capital. The changes in working capital were driven by a $143.8 million increase in billed and unbilled accounts receivable and a $27.1 decrease in accounts payable partially offset by a $65.2 million increase in deferred revenue. The increase in billed and unbilled accounts receivable and deferred revenue was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The decrease in accounts payable is primarily attributed to the timing and payments of invoices.
The cash flows provided by operating activities during the nine months ended March 31, 2015 primarily resulted from net income of $113.6 million, $75.4 million in depreciation, amortization and stock-based compensation expenses, and changes in working capital. The changes in working capital were driven by a $20.4 million increase in billed and unbilled accounts receivable, a decrease of $14.0 million in net income tax liabilities and a $16.2 million decrease in deferred revenue. The increase in billed and unbilled accounts receivable and the decrease in deferred revenue was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The decrease in net income tax liabilities was due to the timing of tax payments.
Investing Activities
The net cash used in investing activities during the nine months ended March 31, 2016 was primarily driven by capital expenditures of $76.8 million. The capital expenditures in the current year are higher than the prior year due primarily to increased costs for system upgrades and improvements to the information technology infrastructure. In addition to an increase in capital expenditures, we used $67.3 million for the acquisition of Health Advances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the nine months ended March 31, 2015, we received $88.6 million in net proceeds from the sale of marketable securities, which was partially offset by $45.6 million in capital expenditures and $10.9 million in cash used for business acquisitions.
Financing Activities
During the nine months ended March 31, 2016, we received a net $213.6 million under the 2016 Credit Agreement (as defined below) and $16.6 million in proceeds related to employee stock purchases. This was partially offset by payments of $200.0 million as part of the accelerated share repurchase program. During the third quarter of fiscal year 2016 PAREXEL entered into a short term unsecured term loan agreement (the "Loan") with TD Bank, providing for a loan to the Company in the amount of $75.0 million. The proceeds of the Loan were advanced to the Company on February 12, 2016 and were used to repay borrowings under the Company’s 2014 Facility. As of March 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
During the nine months ended March 31, 2015, we received $16.4 million in proceeds related to employee stock purchases partially offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement (as defined below).
CREDIT AGREEMENTS
2016 Credit Agreement
On March 11, 2016, PAREXEL, certain subsidiaries of PAREXEL, Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), HSBC Bank USA, National Association (“HSBC”), U.S. Bank, National Association (“US Bank”), TD Securities (USA) LLC (“TD Securities”) and Wells Fargo Securities, LLC (“Wells Fargo Securities”) as Joint Lead Arrangers and Joint Book Managers, HSBC, US Bank, TD Bank, N.A. (“TD Bank”) and Wells Fargo Bank, National Association (“Wells Fargo Bank”) as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2016 Credit Agreement”) providing for a five-year term loan and revolving credit facility in the principal amount of up to $750.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions.
The 2016 Credit Agreement amends and restates the amended and restated credit agreement dated as of October 15, 2014, by and among the Company, certain subsidiaries of the Company, Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer, MLPFS, J.P. Morgan Securities LLC, HSBC, and US Bank, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank N.A., HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto (the “2014 Credit Agreement”).
The 2016 Credit Agreement provides for a revolving credit facility in the principal amount of up to $350.0 million from time to time outstanding. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit up to a sublimit of $10.0 million.
The 2016 Credit Agreement is intended to provide funds (i) for stock repurchases, (ii) for the issuance of letters of credit and (iii) for other general corporate purposes of PAREXEL and its subsidiaries, including permitted acquisitions.
On the closing date of March 11, 2016, after giving effect to the amendment and restatement of the 2014 Credit Agreement and the effectiveness of the 2016 Credit Agreement, the Company was obligated under the 2016 Credit Agreement for term loans in the principal amount of $400.0 million and revolving loans in the principal amount of $65.0 million.
As of March 31, 2016, we had $65.0 million of principal borrowed under the revolving credit facility and $400.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $3.3 million in our consolidated balance sheet at March 31, 2016. As of March 31, 2016, we had borrowing availability of $285.0 million under the revolving credit facility.
PAREXEL’s obligations under the 2016 Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and the obligations, if any, of any foreign designated borrower are guaranteed by the Company and certain of its material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2016 Credit Agreement bear interest, at PAREXEL’s determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 2.0%) based on a ratio of consolidated net funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Net Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 1.0%) based on the Consolidated Net Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 1.0%). Loans outstanding under the 2016 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2016 Credit Agreement. The 2016 Credit Agreement terminates and any outstanding loans under it mature on March 11, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on March 11, 2021. A swingline loan under the 2016 Credit Agreement generally must be paid ten (10) business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on March 11, 2021:

•	0.63% by quarterly term loan amortization payments to be made commencing June 30, 2016 and made on or prior to March 31, 2017;

•	1.25% by quarterly term loan amortization payments to be made on or after June 30, 2017, but on or prior to March 31, 2019;

•	1.88% by quarterly term loan amortization payments to be made on or after June 30, 2019, but on or prior to March 31, 2020;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2020, but prior to March 11, 2021; and

•	72.5% (or if less, the remaining principal amount of the term loan) on March 11, 2021.
To the extent not previously paid, all borrowings under the 2016 Credit Agreement must be repaid on March 11, 2021.
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under US dollar swingline loans at the alternate base rate is payable quarterly.
The obligations of PAREXEL under the 2016 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2016 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
Under the terms of the 2016 Credit Agreement, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries may make payments in connection with permitted repurchases of their respective capital stock.
In connection with the 2016 Credit Agreement, PAREXEL agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.250% (based on the Consolidated Net Leverage Ratio). To the extent there are letters of credit outstanding under the 2016 Credit Agreement, PAREXEL will pay letter of credit fees plus a fronting fee and additional charges. PAREXEL agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee, and (iii) for its own account, an annual agency fee.
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into the Loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity Date”) unless earlier payment is required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of .750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
The proceeds of the Loan were advanced to the Company on February 12, 2016 and were used to repay borrowings under the Company’s 2014 Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The obligations of PAREXEL under the Loan could have been accelerated upon the occurrence of an event of default under the Loan, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties and cross defaults to the 2014 Facility.
As of March 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of March 31, 2016, we had $5.7 million principal borrowed under the Master Financing Agreement.
2014 Credit Agreement
The 2014 Credit Agreement provided for a five-year term loan and revolving credit facility in the principal amount of up to $500.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions. The loan facility available under the 2014 Credit Agreement consisted of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount was available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount was available through the revolving credit facility. A portion of the revolving credit facility was available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
Our obligations under the 2014 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
As of June 30, 2015, we had $50.0 million of principal borrowed under the revolving credit facility and $200.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.5 million in our consolidated balance sheet at June 30, 2015.
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement and as of March 31, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
The 2014 Credit Agreement contained negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with maximum leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including stock repurchases that would result in our exceeding an agreed-to leverage ratio), transactions with affiliates, and other restrictive covenants.
Under the terms of the 2014 Credit Agreement, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries may make payments in connection with permitted repurchases of their respective capital stock.
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
In September 2011, we entered into an interest rate swap agreement which hedged $100.0 million of principal under our prior debt obligations and carried a fixed interest rate of 1.30%. In September 2015, the interest rate swap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended September 30, 2015.
As discussed above, in May 2013, we entered into an interest rate swap agreement. Prior to the execution of the 2016 Credit Agreement, principal in the amount of $100.0 million under the 2014 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016. Prior to the execution of the 2016 Credit Agreement, additional principal in the amount of $100.0 million under the 2014 Credit Agreement had been hedged with an interest rate swap agreement and carried a fixed interest rate 1.104%.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of March 31, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of March 31, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2016, we transferred approximately $73.6 million of trade receivables. As of March 31, 2016 and June 30, 2015, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. As of March 31, 2016, we had $4.2 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. As of March 31, 2016, we had 4.0 million Euros available under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$2.5	$15.3	$22.9	$22.5	$132.5	$375.0	$570.7
We did not include contingent payments related to the Health Advances acquisition, as the amounts of these payments will be determined based on the achievement of certain financial results. The final payment related to the Health Advances acquisition may range from zero to $15.8 million. Any obligations will be paid during the fourth quarter of Fiscal Year 2019.
We have letter-of-credit agreements with banks totaling approximately $10.0 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
Credit Agreements, Term Loan and Note Purchase Agreement
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
In March, 2016, PAREXEL entered into the 2016 Credit Agreement, which amends and restates the 2014 Credit Agreement.
Our requirements for cash to pay principal and interest on our borrowings will increase significantly in future periods based on amounts borrowed under our 2016 Credit Agreement and the Notes. Our primary committed external source of funds is the 2016 Credit Agreement. Our principal source of cash is from the performance of services under contracts with our clients. If we are unable to generate new contracts with existing and new clients or if the level of contract cancellations increases, our revenue and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

cash flow would be adversely affected (see Part II, Item 1A “Risk Factors” for further detail on these risks). Absent a material adverse change in the level of our new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations and borrowing capacity under existing credit facilities will be sufficient to meet our foreseeable cash needs over the next twelve months and on a longer term basis. Depending upon our revenue and cash flow from operations, it is possible that we will require external funds to repay amounts outstanding under our 2016 Credit Agreement upon its maturity in 2021.
We expect to continue to acquire businesses that enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing at all or on terms acceptable to us, as a result of our outstanding borrowings, including our outstanding borrowings under the 2016 Credit Agreement.
Under the terms of the 2016 Credit Agreement, interest rates are fixed based on market indices at the time of borrowing and, depending upon the interest mechanism selected by us, may float thereafter. As a result, the amount of interest payable by us on our borrowings may increase if market interest rates change. However, we expect to mitigate the risk of increasing market interest rates with our hedging programs described below under Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rates and Interest Rates.”
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million. The proceeds of the Loan were advanced to the Company on February 12, 2016 and were used to repay borrowings under the Company’s 2014 Facility. As of March 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
Share Repurchases
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of March 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 0.3 million shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2.6 million shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the nine months ended March 31, 2016 and 2015, we derived approximately 55.1% and 52.2% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the nine months ended March 31, 2016 and 2015, our Euro denominated service revenue accounted for 9.6% and 12.4% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of March 31, 2016, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $396.4 million, including two interest rate swaps agreement with a total notional value of $200.0 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of March 31, 2016, the estimated amount that could be recognized in earnings was a loss of approximately $0.5 million, net of tax.
As of March 31, 2016, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $125.7 million.
During the nine months ended March 31, 2016 and 2015, we recorded net foreign currency exchange gains of $1.3 million and $6.2 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $12.8 million as of March 31, 2016 and $8.9 million as of June 30, 2015. Long-term debt was $557.9 million as of March 31, 2016 and $348.2 million as of June 30, 2015. As of March 31, 2016, $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. As of March 31, 2016, $100.0 million of borrowings under our 2016 Credit Agreement were hedged under an interest rate swap agreement. Based on average total debt for the nine months ended March 31, 2016, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $3.7 million on an annual basis. On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016 which hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate of 1.104%.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for Fiscal Year 2015 filed with the SEC on August 25, 2015, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for Fiscal Year 2015 other than the risk factors below:
Our results of operations may be adversely affected if our goodwill or intangible assets are impaired.
As of March 31, 2016, our total assets included $533.3 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the underlying businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of March 31, 2016, we had $570.7 million principal amount of debt outstanding and remaining borrowing availability of $285.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
In addition, the terms of the 2016 Credit Agreement and the Note Purchase Agreement provide that upon the occurrence of a change in control, as defined in the 2016 Credit Agreement and the Note Purchase Agreement, all outstanding indebtedness under the 2016 Credit Agreement and the Notes would become due. This provision may delay or prevent a change in control that our stockholders may consider desirable.
Our existing credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions.
The agreements in connection with our 2016 Credit Agreement and in our short term debt facilities include a number of restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the three months ended March 31, 2016:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 - January 31, 2016	—	$—	—	$—
February 1, 2016 - February 29, 2016	904,112	$62.92	904,112	$—
March 1, 2016 - March 31, 2016	—	$—	—	$—
Total	904,112		904,112
(1) On September 14, 2015, we announced that our Board of Directors approved the 2016 Program authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into the 2016 Agreement to purchase shares of our common stock from WF, for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of March 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
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

PAREXEL International Corporation

Date:	May 3, 2016	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016	By: /s/ Ingo Bank

Ingo Bank
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement, dated as of March 11, 2016, among PAREXEL International Corporation, certain subsidiaries of PAREXEL, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Bank USA, National Association (“HSBC”), U.S. Bank, National Association (“US Bank”), TD Securities (USA) LLC and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers, HSBC, US Bank, TD Bank, N.A. and Wells Fargo Bank, National Association as Joint Syndication Agents, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 11, 2016 and incorporated herein by this reference).

10.2
Term Loan Facility Agreement, dated February 10, 2016, between TD Bank and PAREXEL (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated  February 10, 2016 and incorporated herein by this reference).

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