Form 10-K
period 2016-06-30
PAREXEL INTERNATIONAL CORP
filed 2016-09-09
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates as of December 31, 2015 was approximately $3.6 billion based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has assumed that all holders of 10% or more of its Common Stock, if any, are affiliates solely for purposes of calculating the aggregate market value of Common Stock held by non-affiliates. As of August 31, 2016 there were 53,181,849 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2016 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Our services complement the research and development (“R&D”) and marketing functions of pharmaceutical, biotechnology, diagnostics, and medical device companies. Through our clinical research and product launch and commercialization services, we seek to help clients maximize the return on their significant investments in research and development by reducing the time, risk, and cost of clinical development and launch of new therapies. For large pharmaceutical and biotechnology companies, outsourcing these services to us provides those companies with a high-quality, variable cost alternative to the fixed costs associated with internal drug development. In addition, these large companies can benefit from our technical resource pool, broad therapeutic area expertise, other advisory services, and global infrastructure, all of which are designed to expedite parallel, multi-country clinical trials and accelerate time-to-market. For smaller bio-pharma companies, we provide access to expertise and a virtual and global network that enables these companies to develop their new products. Our vision is to strive to be the premier provider to the biopharmaceutical and medical device industries for the development and commercialization of new medical therapies worldwide. Our goal is to provide significant benefits to sponsor clients through this strategy, namely, a faster and less expensive development and launch process, as well as a clinical development strategy and expertise that support the marketing strategy for new medical products. We believe that the outsourcing of these services has increased in the past and should continue to increase in the future because of several factors, which are placing increased pressure on clients. These factors include the need to more tightly manage costs, capacity limitations, expirations of drug patent exclusivity periods, the desire to speed up patient recruitment and reduce development time, increased globalization of clinical trials, productivity issues, more stringent government regulations, and pricing pressure. With increased levels of investment continuing to be required, we believe these trends will continue to create opportunities for companies like us that are focused on improving the efficiency of the bio-pharma product development and commercialization processes. Moreover, many of our clients are reassessing how they conduct their R&D activities and are now engaging in outsourcing at a more strategic level. One consequence of this reassessment is higher concentrations of their outsourced clinical development activities with a smaller number of providers. We have been successful in winning many strategic partnerships. We believe that our broad range of offerings, our global presence, our information technology solutions, and our expertise in clinical drug development position us well to continue to participate in these strategic partnerships.
We are one of the largest biopharmaceutical services companies in the world, based upon annual service revenue. Headquartered near Boston, Massachusetts, we have offices in 84 locations and have approximately 18,600 employees throughout 52 countries around the world. We conduct business in healthcare markets around the world, including the United States (“U.S.”), Argentina, Australia, Austria, Belarus, Belgium, Bosnia, Brazil, Canada, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Latvia, Lithuania, Malaysia, Mexico, the Netherlands, Norway, Peru, the Philippines, Poland, Romania, Russia, Serbia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom (“U.K.”), and Vietnam. During our fiscal year ended June 30, 2016 (“Fiscal Year 2016”), we derived 43% of our service revenue from our U.S. operations and 57% from our non-U.S. operations. Breakdowns of service revenue by geographic region for previous years can be found in Note 16 to the consolidated financial statements included in Item 8 of this annual report.
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

We have completed four acquisitions over the past three fiscal years which included the acquisitions of Health Advances LLC (“Health Advances”) in February 2016, Quantum Solutions India (“QSI”) in April 2015, ClinIntel Limited (“ClinIntel”) in October 2014, and ATLAS Medical Services (“ATLAS”) in July 2014.

•
Health Advances is an independent life sciences strategy consulting firm that combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and to investors. Health Advances is part of the PAREXEL Consulting Services (“PC”) segment.

•
QSI is a leader in providing outsourced safety management solutions, or pharmacovigilance, and has been integrated into our PAREXEL Access business unit, which is a part of Clinical Research Services ("CRS") business segment. Our acquisition of QSI strengthens and creates greater scale in our pharmacovigilance capabilities, enabling us to provide a more comprehensive, efficient, and economical solution to clients around the world.

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
CRS constitutes our core business and includes all phases of clinical research from “first-in-man” trials, where a medicinal entity is tested on human subjects for the first time, through post-marketing studies, following approval by the presiding regulatory body. CRS service offerings include clinical trials management, observational studies, patient/disease registries, and post-marketing surveillance, data management and biostatistics, epidemiology and health economics/outcomes research, clinical logistics, pharmacovigilance, commercialization, clinical pharmacology, medical affairs, patient recruitment, and investigator site services.
PC provides technical expertise and advice in such areas as strategy, drug development, regulatory affairs, strategic compliance and targeted communications services in support of product launch. In addition, PC provides a full spectrum of market development and product development consulting. PC consultants also identify alternatives and propose solutions to address clients’ product development, and registration needs.
PI provides information technology solutions designed to improve the product development processes of our clients. PI’s portfolio of products and services includes ClinPhone® RTSM, medical imaging services, centralized assessment of patient technology solutions (such as spirometry, electronic clinical outcomes, and wearables), LIQUENT InSight® RIM, IMPACT® CTMS, DataLabs® EDC, web-based portals, systems integration, and patient diary applications. These solutions are sold individually or in combination, as elements of an eClinical suite.
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
CLINICAL RESEARCH SERVICES (CRS)
Our CRS business segment generated service revenue of $1,626.0 million, or 77.6%, of our consolidated service revenue in Fiscal Year 2016, service revenue of $1,599.1 million, or 79.4%, of our consolidated service revenue in our fiscal year ended June 30, 2015 (“Fiscal Year 2015”), and service revenue of $1,508.8 million, or 77.8%, of our consolidated service revenue in our fiscal year ended June 30, 2014 (“Fiscal Year 2014”).
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
CRS can manage many aspects of clinical trials including: project management; study protocol design; Case Report Form (“CRF”) design; site and investigator recruitment; patient enrollment; study monitoring and data collection; data management; biostatistics and programming; report writing; medical services; and clinical logistics.

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
Early Phase – The Early Phase business unit of CRS encompasses the early stages of clinical testing, when a product is first evaluated in humans to assess the potential safety and efficacy of the product. These tests vary from “first-in-man” to “dose-ranging” to “proof of concept” studies in Phases I and IIa of development. The Early Phase business unit of CRS offers clients a one-stop service where studies are performed in healthy volunteers as well as in patients from various disease populations. The support services include project and program management, drug development consulting, medical writing, handling of investigational products, data management, and biostatistical and bioanalytical services. Our international network of Early Phase operations includes operations in Berlin, Germany; Baltimore, Maryland (U.S.); Glendale, California (U.S.); Bloemfontein, South Africa; and Harrow, U.K. Our network also includes a bioanalytical laboratory in Bloemfontein, which performs drug analyses in accordance with Good Laboratory Practices (“GLP”), a system of managed controls for laboratory and research organizations to ensure the consistency and reliability of results. With these locations, the Early Phase business unit offers clinical pharmacology services (including bioanalytical services) on three continents.
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

•
Data Management – Our data management professionals provide a broad array of services to support the accurate collection, organization, validation, and analysis of clinical data. For instance, they assist in the design of CRFs and investigator training manuals to ensure that data are collected in an organized and consistent format in compliance with the study protocol and applicable regulatory requirements. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The use of EDC technologies to gather and report clinical data and the use of scanning and imaging of the CRFs expedites data exchange while minimizing data collection errors by permitting the verification of data integrity in a more timely manner. After the data is entered, the data management team performs an array of services, including data abstraction, data review, medical coding, serious adverse event reconciliations, loading of electronic data (such as laboratory data), database verification, and editing and resolution of data problems. The data is then submitted in a format prescribed by the client. Our CRS business segment has extensive experience throughout the world in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support new drug application (“NDA”) and equivalent submissions and databases created and maintained in compliance with FDA, European, Asian and other regulatory specifications and requirements.

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

PAREXEL Access – The PAREXEL Access business unit of CRS encompasses many services listed within the Phase II-III business unit description. However, the PAREXEL Access business unit also offers a range of additional capabilities to support lifecycle management activities:

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

Clinical Trial Supplies & Logistics (“CTSL”) - The CTSL business unit of CRS encompasses a full range of end-to-end clinical trial supplies and laboratory logistics services associated with clinical trials. This unit was specifically formed to help sponsors mitigate the risks associated with global supply chains for clinical studies. Our experts address the logistical challenges of complying with the rules and regulations required by different countries in the handling and shipment conditions of Investigational Medicinal Products (IMPs), medical devices, point-of-care devices, bedside diagnostics and the purchasing and distribution of other study specific documents and equipment. PAREXEL ensures that the right supplies are in the right places at the right time to avoid costly trial delays and risks to patients.
PAREXEL manages clients global clinical trial materials supply chain end-to-end from demand forecasting, sourcing, secondary packaging, and labeling to global storage and distribution through management of inventory and depots, import/export management including customs clearance all the way to return and destruction management. Additional services also include ancillary printing, storage and distribution of paper documents, lab kit production, lab sample logistics as well as return management and destruction of unused clinical trial materials.
PAREXEL CONSULTING SERVICES (PC)
Service revenue from the PC business segment represented $190.4 million, or 9.1% of consolidated service revenue in Fiscal Year 2016, $152.2 million, or 7.5% of consolidated service revenue in Fiscal Year 2015, and $176.4 million, or 9.1% of consolidated service revenue in Fiscal Year 2014.
We conduct our PC operations through three groups:

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

PAREXEL INFORMATICS (PI)
Service revenue from our PI business represented $277.9 million, or 13.3% of consolidated service revenue, in Fiscal Year 2016, $264.7 million, or 13.1% of consolidated service revenue, in Fiscal Year 2015, and $254.2 million, or 13.1% of consolidated service revenue in Fiscal Year 2014.
We conduct our PI operations through seven groups:

•
ClinPhone Randomization & Trial Supply Management (“ClinPhone® RTSM”) – PI provides automated randomization and logistics management through its ClinPhone® RTSM solutions. PI services include both Interactive Voice Response (“IVR”) and Interactive Web Response (“IWR”) technologies. The ClinPhone® RTSM solutions are used in clinical trials to achieve treatment group balance, eliminate selection bias, and limit the predictability of treatment allocations, all of which are designed to comply with applicable regulatory requirements. ClinPhone® RTSM allows effective real-time implementation of randomization algorithm modifications required for adaptive trial designs. In addition, supply chain experts use this technology to automate the restocking of sites and depots across the supply chain. We can apply advanced methods to solve difficult supply issues such as managing adaptive trial designs, titration regimens or medication pooling across multiple protocols.

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

•
Patient Technology Solutions - PI services include the coordination, collection, and centralized assessment of technology endpoints performed in clinical research and post approval observational studies. These services include protocol design, technology selection and support, device management, and data collection. Specific services include:

•	Lung function testing (spirometry)

•	Electronic clinical outcome assessments (eCOA) using internet and mobile applications

•	Clinical trial development and support for a wide range of wearables and sensors for collecting data directly from research subjects.

•
Platform Solutions (“PS”) - PS provides leading solutions consulting and services to integrate systems and processes to help companies simplify the concurrent use of the multiple technologies involved in clinical trials all with the purpose of giving clients better visibility and faster access to their data. We utilize a range of technologies including our Clinical Technology Integration Platform, which is a proprietary environment designed to facilitate seamless two-way exchange of data across different systems via reliable and repeatable integrations, our proprietary user environment which includes sophisticated reporting, analytics and visualizations, and our security technologies to manage user access to systems. PS’s services are delivered by our dedicated experts who have an in-depth understanding of advanced technologies, clinical development processes and validated system integrations.

•
Clinical Trial Management System (“CTMS”) – We offer CTMS solutions to assist biopharmaceutical companies with the complex process of planning and managing clinical trials. Our IMPACT® solution provides pharmaceutical companies and service organizations with flexible options that include hosted or on-premise solutions.

•
Electronic Data Capture (“EDC”) – DataLabs® EDC is a data management system that unifies the functionality of paper data entry with the flexibility of electronic data capture (EDC). DataLabs® EDC is able to combine data collected on paper with data collected electronically into one easy-to-use electronic clinical data management platform. The collected information feeds into a single database providing clients with fully integrated data. With DataLabs® EDC, users are able to design a study, collect data using either method and then clean and manage that data using a single system.

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

CLIENTS
We have in the past derived, and may in the future derive, a significant portion of our service revenue from both an individual client and a core group of clients. Concentrations of business in the biopharmaceutical services industry are common and we expect to continue to experience such concentration in future years due to our increasing number of strategic partnerships. Our five largest clients accounted for 40%, 44% and 47% of our consolidated service revenue in the aggregate for Fiscal Year 2016, Fiscal Year 2015, and Fiscal Year 2014, respectively. For Fiscal Year 2016, one client, Pfizer Inc. (“Pfizer”) individually accounted for 13% of our consolidated service revenue. For Fiscal Year 2015, one client, Pfizer Inc. (“Pfizer”) individually accounted for 14% of our consolidated service revenue. For Fiscal Year 2014, Pfizer and Merck individually accounted for 16% and 11% of our consolidated service revenue, respectively.
BACKLOG
Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Backlog at June 30, 2016 was approximately $5.73 billion, compared with approximately $5.33 billion at June 30, 2015, an increase of 7.5%. Subject to the matters addressed in the following paragraph, we anticipate that approximately $1.6 billion of the backlog will be recognized as revenue in our fiscal year ending June 30, 2017 (“Fiscal Year 2017”).
We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog are subject to cancellation, revision, or delay. As detailed more fully in the “Risk Factors” section of this annual report, clients terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, client decisions to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Additionally, our backlog dynamic may be impacted by our strategic partnerships, which generally represent our largest customers. As a result, any delay or cancellation related to these partnerships could significantly impact the conversion of backlog into revenue. Generally, our contracts can be terminated at any time upon thirty to one hundred twenty days notice by the client.
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
We believe that the key competitive strengths of our CRS business are its global footprint and related rapid access to diverse patient populations, therapeutic expertise, technological expertise, commercialization expertise and its experience in global drug development.
PC
Our PC segment competes with a large and diverse group of specialty service providers, including major consulting firms with pharmaceutical industry practices, large and small biopharmaceutical services companies, individual consultants, specialty medical communications services companies, and medical communication subsidiaries of large international advertising companies.
We believe that a key differentiator of our PC service offering is our combination of scientific and regulatory expertise. We consider PC’s key competitive strengths to include a combination of deep global expertise in early and late stage drug development, regulatory strategy and submissions, GMP compliance, reimbursement and market access consulting, and global communications strategies. We believe that this broad range of capabilities enables us to help our clients achieve their regulatory and marketing objectives.
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
EMPLOYEES
As of June 30, 2016, we had approximately 18,600 full-time equivalent employees. Approximately 25% of our employees are located in the United States and approximately 75% are located internationally. We believe that we have good relationships with our employees.
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
Post-Marketing Surveillance and Phase IV Studies – Regulatory authorities require companies to collect and periodically report additional safety and, where appropriate, benefit data on the drug or biologic for as long as the manufacturer markets the product. The FDA and other major regulatory agencies require sponsor companies to prepare risk management plans as part of their approval requirements for marketed drugs and biologics, aimed at monitoring areas of drug risk and implementing plans for minimizing their occurrence. In addition, global agencies may impose additional post-marketing study requirements as a condition of a product’s approval to confirm the safety profile or verify clinical benefit in the “real-world” clinical setting or after a product's approval if safety issues are identified. Regulated post marketing surveillance studies are imposed by a number of national agencies for all new products launched into their market and the data used to re-evaluate the continuation of the product license. Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if a significant safety issue is identified that brings into question the clinical benefit relative to the emerging risks.
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
Unfavorable economic and financial market conditions could negatively affect our business, operating results and financial condition.
Our ability to attract and retain clients, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business, political and other factors beyond our control can also affect us. For example, if global economic and market conditions, or economic conditions in the United States, Europe or other key markets remain uncertain or deteriorate, demand for our services could decline, and we may experience material adverse impacts on our business, operating results, and financial condition. In this regard, we are exposed to risks associated with any reduced profitability and the potential financial instability of our clients resulting from disruptions to the demand for health care services and pharmaceuticals and/or in the credit and capital markets. These conditions could cause clients to experience reduced profitability and/or cash flow problems that could lead them to modify, delay, cancel or fail to make payment under contracts with us, including contracts included in our current backlog, which could, in turn, have a negative effect on our business, operating results and financial condition. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our clients and our activities in a particular location. We cannot anticipate all the ways in which unfavorable economic and financial market conditions could adversely impact our business.
We face risks arising from the restructuring of our operations.
In June 2015, we adopted a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Years 2016 and 2015, we recorded $27.8 million and $20.0 million, respectively, in restructuring charges related to the Margin Acceleration Program, which consisted of employee separation benefits and facility exit costs. If we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
Our business, including PI, involves collecting, managing, manipulating and analyzing large amounts of data and communicating data via the Internet. In our business, we depend on the continuous, effective, reliable and secure operation of computer hardware, software, networks, telecommunication networks, Internet servers and related infrastructure. If the hardware or software malfunctions or access to data by internal research personnel or customers through the Internet is interrupted, our business could suffer. In addition, any sustained disruption in Internet access provided by third parties could adversely impact our business.
Unauthorized disclosure of sensitive or confidential data, whether through systems failure or employee negligence, cyber-attacks, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, we could be subject to attempts to gain unauthorized access to or through our information systems, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, process breakdowns, denial-of-service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. These concerns about security are increased when information is transmitted over the Internet. Threats include cyber-attacks such as computer viruses, worms or other destructive or disruptive software, and any of these could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. If such attacks are not detected immediately, their effect could be compounded. Successful attacks in the future could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows.
Although the computer and communications hardware used in our business is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. And while certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. In addition, many of the software applications we use, including the PI software products are complex and sophisticated, and could contain data, design or software errors that could be difficult to detect and correct. If PI fails to maintain and further develop the necessary computer capacity and data to support the needs of our PI customers, it could result in a loss of or a delay in revenue and market acceptance. Additionally, significant delays in the planned delivery of system enhancements or inadequate performance of the systems once they are completed could damage our reputation and harm our business.

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
We provide most of our services on a worldwide basis. Our service revenue from non-U.S. operations represented approximately 57% and 51% of total consolidated service revenue for Fiscal Year 2016 and Fiscal Year 2015, respectively. More specifically, for Fiscal Year 2016 and Fiscal Year 2015, our service revenue from operations in Europe, the Middle East and Africa represented 39% and 34%, respectively, of total consolidated service revenue. Our service revenue from operations in the Asia/Pacific region represented 14% and 13% of total consolidated service revenue for the respective periods. Accordingly, our business is subject to risks associated with doing business internationally, including:

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
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved a withdrawal from the European Union (“E.U.”), commonly referred to as “Brexit.” 2.3% and 3.1% of our consolidated service revenue was denominated in the Great Britain Pound (“GBP”) in Fiscal Year 2016 and Fiscal Year 2015, respectively. It is expected that the U.K. will initiate a process to leave the E.U. and begin negotiating the terms of the U.K.’s future relationship with the E.U. At this time, it is uncertain what impact this process will have on the economy in Europe, including in the U.K. or on the “GBP” or other European exchange rates. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our results of operations or financial position.
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
We have only a limited ability to protect our intellectual property rights, and these rights are important to our success.
The proprietary methodologies, analytics, systems, technologies and other intellectual property we develop is important to our success. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure agreements, and other contractual arrangements, and copyright and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements might not be fully enforceable, which could further restrict our ability to protect our innovations. Furthermore, our intellectual property rights might not prevent competitors from independently developing services similar to or duplicative of ours or alleging infringement by us of their intellectual property rights in certain jurisdictions. The steps we take in this regard might not be adequate to prevent or deter infringement or misappropriation of our intellectual property or claims against us for alleged infringement or misappropriation by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we might not be successful in enforcing our rights.
Risks Associated with our Financial Results
Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future, which could affect the price of our common stock.
Our quarterly and annual operating results have varied and will continue to vary in the future as a result of a variety of factors. For example, our income from operations totaled $64.2 million for the fiscal quarter ended June 30, 2016, $69.7 million for the fiscal quarter ended March 31, 2016, $54.6 million for the fiscal quarter ended December 31, 2015, $35.5 million for the fiscal quarter ended September 30, 2015, and $39.3 million for the fiscal quarter ended June 30, 2015. Our income from operations for the Fiscal Years ended June 30 2016, 2015 and 2014 respectively, totaled $224.0 million, $199.9 million and $199.5 million. Factors that cause these variations include:

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
Our financial statements are denominated in U.S. dollars. Because we conduct a significant portion of our operations in foreign countries, changes in foreign currency exchange rates could have and have had a significant effect on our operating results. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•
Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies, primarily the Euro and the pound sterling, and are translated into U.S. dollars for financial reporting purposes. For Fiscal Year 2016 and Fiscal Year 2015, our Euro denominated service revenue accounted for approximately 9.8% and 12.2% of consolidated service revenue, respectively. Accordingly, changes in exchange rates between relevant foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated financial results.

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
We are subject to value added tax, customs tax, sales and use tax, withholding tax, payroll tax, income tax, and other taxes as a result of the operations of our business. The regulators from the various jurisdictions in which we operate periodically perform audits. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we conduct business with our vendors and customers, and our intercompany transfer pricing, as compared to our prior practices, which may affect our business in an adverse manner. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.
Our results of operations may be adversely affected if our goodwill or intangible assets are impaired.
As of June 30, 2016, our total assets included $519.9 million of goodwill and net intangible assets. We assess the realizability of our indefinite-lived intangible assets and goodwill annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or changes in circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the underlying businesses. These cash flows may be impacted by how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
In addition if we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. In July 2014, we acquired ATLAS Medical Services, a provider of clinical research services in Turkey, the Middle East, and North Africa. In October 2014, we acquired ClinIntel, a provider of clinical RTSM services, based in the United Kingdom. In April 2015, we acquired Quantum Solutions India, a provider of specialized pharmacovigilance services, based in Chandigarh, India. In February 2016, we acquired Health Advances, an independent life sciences strategy consulting firm, based in Boston, Massachusetts. If we fail to integrate any of these businesses, or any businesses that we acquire in the future, it could disrupt our business and result in a material adverse effect on our business, financial condition and results of operations.
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
The loss of, or a material reduction in the business of, a significant client could cause a substantial decrease in our revenue and adversely affect our business and financial condition, possibly materially. In Fiscal Years 2016, 2015, and 2014, our five largest clients accounted for approximately 40%, 44%, and 47% of our consolidated service revenue, respectively. In Fiscal Year 2016, our largest client individually accounted for 13% of our consolidated service revenue, and in Fiscal Year 2015, our largest client individually accounted for 14% of our consolidated service revenue. In Fiscal Year 2016, we expect that a small number of clients will continue to represent a significant part of our consolidated revenue. This concentration may increase as a result of the increasing number of strategic partnerships into which we have been entering with sponsors. Our contracts with these clients generally can be terminated at any time on short notice. We have in the past experienced contract cancellations with significant clients. If we lose clients, we may not be able to attract new ones, and if we lose individual projects, we may not be able to replace them.
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
We primarily compete against in-house departments of pharmaceutical companies, other full service CROs, small specialty CROs, and, to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Laboratory Corporation of America, Pharmaceutical Product Development Inc., INC research, PRA Health Sciences and Icon plc. In addition, our PC business competes with a large and fragmented group of specialty service providers, including advertising/promotional companies, major consulting firms with pharmaceutical industry groups and smaller companies with pharmaceutical industry focus. PI competes primarily with CROs, information technology companies and other software companies. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
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
If we fail to comply with existing regulations, and ethics standards our reputation and operating results would be harmed.
Our business is subject to numerous governmental regulations, and ethics standards, primarily relating to worldwide pharmaceutical and medical device product development and regulatory approval, the conduct of clinical trials, and limitations on activities relating to delivery of health care items or services that are paid for with government health care program funding. In addition, we may be contractually obligated to assist our clients in complying with regulations that apply to our clients, including the Physician Payment Sunshine Act, which requires manufacturers and group purchasing organizations to report all payments or transfers of value to health care providers and teaching hospitals. If we fail to comply with these governmental regulations and ethics standards, such non-compliance could result in the termination of our ongoing research, development or sales and marketing projects, or the disqualification of data for submission to regulatory authorities. We also could be barred from providing clinical trial services in the future or could be subjected to civil monetary penalties or, in certain cases, criminal fines and penalties. Any of these consequences would harm our reputation, our prospects for future work and our operating results. In addition, we may have to repeat research or redo trials. If we are required to repeat research or redo trials, we may be contractually required to do so at no further cost to our clients, but at substantial cost to us.

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
Failure to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal control audit and financial audit, could have a material adverse effect on our business and stock price.
As described in Item 9A, our Fiscal Year 2016 management assessment identified material weaknesses in our internal control over financial reporting due to ineffective controls associated with revenue recognition in our CRS reporting segment, and our approval of invoices for payment and validation of vendors regarding a specific class of vendors. We have begun the process of implementing remedial actions to resolve these material weaknesses, but we have not yet completed remediation. During the course of our testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner. If we continue to have one or more material weaknesses in our internal control over financial reporting, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, or delays in completing our internal control audit and financial audit, could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. While we believe our reported revenue and expenses are accurate, until these deficiencies are substantially remediated, it is possible that internal control over financial reporting may not prevent or detect material errors in revenue and expenses reflected in our financial statements.
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
As of June 30, 2016, we had $497.5 million principal amount of debt outstanding and remaining borrowing availability of $350.0 million under our credit arrangements. We may incur additional debt in the future. Our leverage could have significant adverse consequences, including:

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
The market price of our common stock has fluctuated widely in the past and may continue to do so in the future. On September 7, 2016, the closing sales price of our common stock on the Nasdaq Global Select Market was $65.75 per share. During the period from June 30, 2011 to June 30, 2016, our common stock traded at prices ranging from a high of $76.17 per share to a low of $15.26 per share. Investors in our common stock must be willing to bear the risk of such fluctuations in stock price and the risk that the value of an investment in our common stock could decline.
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
We do not expect to pay any cash dividends for the foreseeable future.
We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our 2015 Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. For additional information on our dividend policy, see Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2016, we leased approximately 2,857,000 square feet of building space, primarily office space, in 84 locations in 41 countries under various leases that expire between 2016 and 2035. Total square feet by region is summarized below:

Region	Square Feet
The Americas	870,000
Europe, Middle East & Africa	1,212,000
Asia/Pacific	775,000
Total	2,857,000

Our largest facilities are located in (a) the USA, where we lease approximately 768,000 square feet, (b) Germany, where we lease approximately 482,000 square feet, (c) India, where we lease approximately 402,000 square feet, (d) the United Kingdom, where we lease approximately 230,000 square feet, and (e) China, where we lease approximately 119,000 square feet. Our principal facilities are set forth below:

Facility	Sq. Ft.	Use of Facility	Lease Expirations
Headquarters in Waltham, MA	64,000	CRS, PC and Corporate	2019
Berlin, Germany	434,000	All Business Segments and General & Administrative	2016 - 2035
Billerica, MA	265,000	All Business Segments and General & Administrative	2025
Hyderabad, India	175,000	All Business Segments and General & Administrative	2016 - 2018
Durham, NC	104,000	CRS, PC and General & Administrative	2026
Uxbridge, UK	88,000	CRS, PC and General & Administrative	2022
Nottingham, UK	73,000	PI, CRS and General & Administrative	2017 - 2030
Dublin, Ireland	28,000	CRS, PC and General & Administrative	2025
In June 2015, we adopted a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement.  Due to restructuring initiatives, we have vacated approximately 113,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition. See Note 7 to our consolidated financial statements included in this annual report for more information.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRXL.” The table below shows the high and low sales prices of the common stock for each quarter of the Fiscal Years 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	$76.17	$60.76	$64.46	$52.08
Second Quarter	$69.49	$57.01	$64.72	$52.19
Third Quarter	$70.24	$56.00	$70.73	$55.36
Fourth Quarter	$68.77	$57.04	$72.69	$62.06
As of August 31, 2016, there were approximately 90 stockholders of record of our common stock. The number does not include stockholders for which shares were held in a “nominee” or “street” name.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock, nor do we anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development and expansion of our business.
Under the terms of the 2016 Credit Agreement, which are described in “Credit Agreements” in Part II, Item 7 of this annual report, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make restricted payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of PAREXEL and our subsidiaries, and (d) we may make certain permitted stock repurchases.
STOCK REPURCHASE PROGRAM
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the “2014 Program”) authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2.3 million shares of common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 0.3 million shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2.6 million shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  During Fiscal Year 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to a $50.0 million accelerated share repurchase agreement and a $50.0 million open market agreement entered into in September 2012 and a $50.0 million accelerated share repurchase agreement (“March 2013 ASR Agreement”) and a $50.0 million open market agreement (“March 2013 Open Market Agreement”) entered in March 2013. Pursuant to the 2013 Program, we repurchased 5.5 million shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares repurchased and retired by the Company.
In July 2013, we purchased 51,071 shares under our March 2013 Open Market Agreement and received 101,247 shares representing the final settlement of our March 2013 ASR Agreement. With the completion of our March 2013 Open Market Agreement and the final settlement of the March 2013 ASR Agreement, the 2013 Program was completed.
There were no share buybacks in Fiscal Year 2015.

COMPANY STOCK PERFORMANCE GRAPH
Our common stock is listed for trading on the Nasdaq Global Select Market under the symbol “PRXL.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from June 30, 2011 through June 30, 2016, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on June 30, 2011 in PAREXEL’s common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

	Fiscal Years Ended June 30,
Total Return Index For:	2011	2012	2013	2014	2015	2016
PAREXEL International Stock	$100	$120	$195	$224	$273	$267
Nasdaq Composite Index	$100	$107	$126	$165	$189	$186
Nasdaq Health Care Index	$100	$107	$121	$136	$174	$151
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of PAREXEL for the five years ended June 30, 2016 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this annual report and the consolidated financial statements and related footnotes included as Item 8 in this annual report.

	For the fiscal years ended June 30,
(dollars in millions, except per share data and number of employees)	2016	2015	2014	2013	2012
OPERATIONS
Service revenue	$2,094.3	$2,016.0	$1,939.4	$1,734.4	$1,396.5
Income from operations	$224.0	$199.9	$199.5	$136.1	$88.8
Net income	$154.9	$147.8	$129.1	$96.0	$63.2
Basic earnings per share	$2.90	$2.69	$2.28	$1.64	$1.06
Diluted earnings per share	$2.86	$2.65	$2.25	$1.61	$1.05
FINANCIAL POSITION
Cash and marketable securities	$248.6	$207.4	$283.8	$274.2	$213.6
Working capital	$411.8	$352.5	$350.9	$403.2	$359.6
Total assets	$2,036.2	$1,865.0	$1,834.0	$1,779.6	$1,532.2
Short-term debt	$16.6	$8.9	$12.5	$20.4	$5.0
Long-term debt	$487.8	$348.2	$337.5	$427.5	$211.8
Stockholders’ equity	$633.4	$665.3	$577.7	$538.9	$609.7
OTHER DATA
Purchases of property and equipment	$95.5	$80.2	$72.6	$81.1	$74.4
Depreciation and amortization	$96.9	$84.9	$81.3	$73.2	$66.2
Number of employees	18,600	18,660	15,560	14,690	12,695
Weighted average shares
Basic	53.5	54.9	56.5	58.4	59.5
Diluted	54.2	55.8	57.5	59.4	60.4

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
We have three reporting segments: Clinical Research Services ("CRS"), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics ("PI").

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call PAREXEL Access, formerly known as Peri/Post-Approval Services. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, pharmacovigilance, and investigator site services. CRS also includes our clinical supply and drug logistics business. We have aggregated Early Phase and PAREXEL Access with Phase II-III due to economic similarities in these operating segments.

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

Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, Commercialization Consulting Services (formerly HERON) and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For Fiscal Year 2016, we included the operating results of Commercialization Consulting Services (formerly HERON) and MedCom within the CRS segment and retroactively revised the presentation for Fiscal Year 2015, and Fiscal Year 2014 to reflect this change.
We conduct a significant portion of our operations in countries outside of the United States. Approximately 57% and 51% of our consolidated service revenue for the fiscal year ended June 30, 2016 (“Fiscal Year 2016”) and the fiscal year ended June 30, 2015 (“Fiscal Year 2015”), respectively, were from non-U.S. operations. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates can have a significant effect on our operating results. For Fiscal Year 2016, approximately 9.8% of total consolidated service revenue was from euro-denominated contracts, approximately 2.4% of total consolidated service revenue was from yen-denominated contracts, and approximately 2.3% of total consolidated service revenue was from pound sterling-denominated contracts. For Fiscal Year 2015, approximately 12.2% of total consolidated service revenue was from euro-denominated contracts and approximately 3.1% of total consolidated service revenue was from pounds sterling-denominated contracts.

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
Our client arrangements in CRS generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that standalone value exists for each of our service deliverables and we allocate contract (arrangement) value to each of our service deliverables based on the relative selling price of each service deliverable in the arrangement. We use best estimated selling price (“BESP”) in our allocation of arrangement consideration. Our determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, we consider the cost to provide services, the anticipated margin on those deliverables, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the services are provided. We allocate arrangement consideration at the inception of the arrangement using the relative selling prices of the deliverables within the contract based on BESP.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition and is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Our impairment testing in Fiscal Year 2016 for goodwill and an indefinite-lived intangible, the ClinPhone RTSM tradename, involved determining the fair value of each of the reporting units with which the goodwill and indefinite-live intangible was associated and comparing that value with the reporting unit’s carrying value. The assessment for goodwill used a market approach analysis and a discounted cash flow analysis at the reporting unit level to determine fair value. The discounted cash flow analysis included significant judgment regarding the assumptions used, such as our weighted average cost of capital, revenue growth rates, profit margins, capital expenditures, and other factors that were all based on current strategic forecasts and other financial metrics. The assessment for our indefinite-lived intangible used a relief from royalty approach to determine fair value. Under the relief from royalty approach, the fair value of the indefinite-lived intangible is based on after tax royalty rate and discount rate applied to future forecasted sales. Based on our Fiscal Year 2016 assessment of impairment for goodwill and our ClinPhone RTSM tradename, there was no evidence of impairment as of June 30, 2016.
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

RESULTS OF OPERATIONS
Note 18 to our consolidated financial statements included in this annual report provides a summary of our unaudited quarterly results of operations for Fiscal Years 2016 and 2015.
UPDATE TO THE CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS INCLUDED IN EARNINGS PRESS RELEASE DATED AUGUST 3, 2016 FOR THE FOURTH QUARTER AND YEAR END JUNE 30, 2016
On August 3, 2016, we filed a Current Report on Form 8-K including the earnings press release announcing our consolidated financial results for its fiscal fourth quarter and year ended June 30, 2016. The consolidated financial statements included in this Annual Report on Form 10-K differ from those included in our earnings press release, primarily reflecting the effect of a legal settlement finalized subsequent to the filing of our earnings release and late identified revenue adjustments, partially offset by discretionary incentive compensation adjustments. As a result, our consolidated net income for the year ended June 30, 2016 included in this Annual Report on Form 10-K decreased $1.6 million to $154.9 million, or $2.86 per diluted share, as compared to net income of $156.5 million or $2.89 per diluted share, as reported on August 3, 2016.
ANALYSIS BY SEGMENT
Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, Commercialization Consulting Services (formerly HERON) and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For Fiscal Year 2016, we included the operating results of Commercialization Consulting Services (formerly HERON) and MedCom within the CRS segment and retroactively revised the presentation for Fiscal Year 2015, and Fiscal Year 2014 to reflect this change.
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, interest income (expense), other income (loss), and income tax expense (benefit) in segment profitability. We attribute revenue to individual countries based upon the cost of services performed in the respective countries and inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments and therefore, assets are not identified by reportable segment. Service revenue, direct costs, and gross profit on service revenue for Fiscal Years 2016, 2015, and 2014 were as follows:

(dollars in millions)	Years Ended		Increase $	Increase %
	June 30, 2016	June 30, 2015
Service revenue
CRS	$1,626.0	$1,599.1	$26.9	1.7%
PC	190.4	152.2	38.2	25.1%
PI	277.9	264.7	13.2	5.0%
Total service revenue	$2,094.3	$2,016.0	$78.3	3.9%
Direct costs
CRS	$1,111.0	$1,126.5	$(15.5)	(1.4)%
PC	102.2	80.5	21.7	27.0%
PI	147.1	137.2	9.9	7.2%
Total direct costs	$1,360.3	$1,344.2	$16.1	1.2%
Gross profit
CRS	$515.0	$472.6	$42.4	9.0%
PC	88.2	71.7	16.5	23.0%
PI	130.8	127.5	3.3	2.6%
Total gross profit	$734.0	$671.8	$62.2	9.3%

(dollars in millions)	Years Ended		Increase $	Increase %
	June 30, 2015	June 30, 2014
Service revenue
CRS	$1,599.1	$1,508.8	$90.3	6.0%
PC	152.2	176.4	(24.2)	(13.7)%
PI	264.7	254.2	10.5	4.1%
Total service revenue	$2,016.0	$1,939.4	$76.6	3.9%
Direct costs
CRS	$1,126.5	$1,046.8	$79.7	7.6%
PC	80.5	96.9	(16.4)	(16.9)%
PI	137.2	135.5	1.7	1.3%
Total direct costs	$1,344.2	$1,279.2	$65.0	5.1%
Gross profit
CRS	$472.6	$462.0	$10.6	2.3%
PC	71.7	79.5	(7.8)	(9.8)%
PI	127.5	118.7	8.8	7.4%
Total gross profit	$671.8	$660.2	$11.6	1.8%

FISCAL YEAR ENDED JUNE 30, 2016 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2015
Revenue
Our service revenue by segment is as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Service revenue
CRS	$1,626.0	$1,599.1	1.7%
PC	190.4	152.2	25.1%
PI	277.9	264.7	5.0%
Total service revenue	$2,094.3	$2,016.0	3.9%
On a segment basis, CRS service revenue increased by 1.7% in Fiscal Year 2016 compared to Fiscal Year 2015. The increase was attributable to growth in both the Phase II-III and the Early Phase businesses. Compared to the prior year period growth was slower due to the increasing complexity of clinical trials and certain large late-phase studies reaching completion. Within the Phase II-III business, revenue increased due primarily to study ramp-up across several strategic partners. The Early Phase business increases were due primarily to growth and new capabilities.
PC service revenue increased by 25.1% in Fiscal Year 2016 compared to Fiscal Year 2015. Higher service revenue was due primarily to an increase in revenues from expanded client relationships and new business wins. Revenue in Fiscal Year 2016 included $12.2 million related to the acquisition of Health Advances.
PI service revenue increased by 5.0% in Fiscal Year 2016 compared to Fiscal Year 2015. The increase was due primarily to growth in Medical Imaging and Regulatory Information Management Solutions.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Direct costs
CRS	$1,111.0	$1,126.5	(1.4)%
PC	102.2	80.5	27.0%
PI	147.1	137.2	7.2%
Total direct costs	$1,360.3	$1,344.2	1.2%
Gross profit
CRS	$515.0	$472.6	9.0%
PC	88.2	71.7	23.0%
PI	130.8	127.5	2.6%
Total gross profit	$734.0	$671.8	9.3%

Direct costs increased by 1.2% in Fiscal Year 2016 compared to Fiscal Year 2015. As a percentage of total service revenue, direct costs decreased to 65.0% from 66.7% for the respective periods. The gross margin increase primarily related to more efficient staff utilization and savings from our Margin Acceleration Program (“MAP”).
On a segment basis, CRS direct costs decreased by 1.4% in Fiscal Year 2016 compared to Fiscal Year 2015. This decrease resulted primarily from decreased labor costs. As a percentage of service revenue, CRS direct costs decreased to 68.3% for Fiscal Year 2016 from 70.4% for Fiscal Year 2015. The decrease as a percentage of service revenue was primarily related to our MAP.
PC direct costs increased by 27.0% in Fiscal Year 2016 compared to Fiscal Year 2015. As a percentage of service revenue, PC direct costs increased to 53.7% from 52.9% for the respective periods as a result of an increase in both fixed and variable compensation costs.
PI direct costs increased by 7.2% in Fiscal Year 2016 compared to Fiscal Year 2015. As a percentage of service revenue, PI direct costs increased to 52.9% for Fiscal Year 2016 from 51.8% for Fiscal Year 2015 due primarily to revenue growth in our Medical Imaging and Regulatory Solutions business.
Selling, General and Administrative (“SG&A”)
SG&A expense is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Selling, general and administrative	$385.3	$367.2	4.9%
% of service revenues	18.4%	18.2%
SG&A expense increased by 4.9% in Fiscal Year 2016 compared to Fiscal Year 2015. This increase was due primarily to an increase in fixed and variable compensation costs, an increase in costs incurred to support our information technology infrastructure and a $16.1 million change for the fair value adjustment of contingent consideration related to acquisitions. This increase was partially offset by the favorable impact of foreign currency exchange rate movements and savings from our MAP. As a percentage of service revenue, SG&A remained relatively flat at 18.4% in Fiscal Year 2016 compared to 18.2% in Fiscal Year 2015.
Depreciation and Amortization (“D&A”)
D&A expense is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Depreciation and amortization	$96.9	$84.9	14.1%
% of service revenues	4.6%	4.2%
D&A expense increased by 14.1% in Fiscal Year 2016 compared to Fiscal Year 2015, due primarily to higher amortization expense, $9.4 million of which related to the acquisitions of QSI and Health Advances, as well as higher depreciation expense related to increased capital spending. As a percentage of service revenue, D&A was 4.6% in Fiscal Year 2016, up from 4.2% in Fiscal Year 2015.
Restructuring Charge
Restructuring charge is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Restructuring charge	$27.8	$19.8	40.4%

For Fiscal Year 2016 we recorded a net $27.8 million restructuring charge related to MAP, announced in June 2015. In Fiscal Year 2015, we recorded a net $19.8 million restructuring charge, substantially all of which related to our MAP. We recorded $47.8 million in restructuring charges related to the MAP program since it's announcement in June 2015, which consisted of $38.5 million of employee separation benefits and $9.3 million of facility exit and other costs.

Income from Operations

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Income from operations	$224.0	$199.9	12.1%
Operating margin	10.7%	9.9%
The increase in income from operations and income from operations as a percentage of service revenue (“operating margin”) was due primarily to higher service revenue and relatively flat direct costs due primarily to savings from our MAP that were partially offset by increased incentive compensation costs, contingent consideration and higher D&A.
Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Interest expense, net	$(8.6)	$(7.1)	21.1%
Miscellaneous (expense) income	(0.2)	7.4	(102.7)%
Other income, net	$(8.8)	$0.3	>1000%
The $9.1 million increase in net expenses was driven primarily by a $7.6 million increase in miscellaneous expense, due primarily to net foreign currency exchange losses recorded during Fiscal Year 2016 compared to the net foreign currency exchange gains recorded during Fiscal Year 2015. Additionally, the increase was attributable in part to a $1.5 million increase in net interest expense related to a higher average debt balance in Fiscal Year 2016.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
(dollar amounts in millions)	2016	2015	Increase/(Decrease)%
Provision for income taxes	$60.3	$52.4	15.1%
Effective tax rate	28.0%	26.2%
The increase in the Fiscal Year 2016 tax rate was primarily attributable to the reduction of tax credits and incentives in various jurisdictions compared to the prior year period, offset by a benefit from favorable changes in the distribution of our profits.
FISCAL YEAR ENDED JUNE 30, 2015 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30, 2014
Revenue
Our service revenue by segment is as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Service revenue
CRS	$1,599.1	$1,508.8	6.0%
PC	152.2	176.4	(13.7)%
PI	264.7	254.2	4.1%
Total service revenue	$2,016.0	$1,939.4	3.9%

On a segment basis, CRS service revenue increased by 6.0% in Fiscal Year 2015 compared to Fiscal Year 2014. The increase was attributable to growth in both the Phase II-III and the Early Phase businesses. Within the Phase II-III business, the growth of backlog caused revenue to increase. The Early Phase business increases were due to strong new business wins and a favorable burn rate.
PC service revenue decreased by 13.7% in Fiscal Year 2015 compared to Fiscal Year 2014. The decrease was due primarily to a decrease in revenues from a large Strategic Compliance Consulting assignment.
PI service revenue increased by 4.1% in Fiscal Year 2015 compared to Fiscal Year 2014. The increase was primarily due to growth in Medical Imaging and Platform Solutions.
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of and reimbursable by clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Direct costs
CRS	$1,126.5	$1,046.8	7.6%
PC	80.5	96.9	(16.9)%
PI	137.2	135.5	1.3%
Total direct costs	$1,344.2	$1,279.2	5.1%
Gross profit
CRS	$472.6	$462.0	2.3%
PC	71.7	79.5	(9.8)%
PI	127.5	118.7	7.4%
Total gross profit	$671.8	$660.2	1.8%

Direct costs increased by 5.1% in Fiscal Year 2015 compared to Fiscal Year 2014. As a percentage of total service revenue, direct costs increased to 66.7% from 66.0% for the respective periods. The gross margin decline primarily related to hiring resources ahead of the revenue curve in CRS, and proportionally more CRS work in study start up.
On a segment basis, CRS direct costs increased by 7.6% in Fiscal Year 2015 compared to Fiscal Year 2014. This increase resulted primarily from increased labor costs associated with headcount growth in CRS reflecting higher levels of clinical trial activity. As a percentage of service revenue, CRS direct costs increased to 70.4% for Fiscal Year 2015 from 69.4% for Fiscal Year 2014. The increase as a percentage of service revenue was related to the need to hire staff in response to recent new business wins.
PC direct costs decreased by 16.9% in Fiscal Year 2015 compared to Fiscal Year 2014. As a percentage of service revenue, PC direct costs decreased to 52.9% from 54.9% for the respective periods as a result of a more favorable revenue mix.
PI direct costs increased by 1.3% in Fiscal Year 2015 compared to Fiscal Year 2014. As a percentage of service revenue, PI direct costs decreased to 51.8% for Fiscal Year 2015 from 53.3% for Fiscal Year 2014 due to revenue growth in our Medical Imaging and Platform Solutions business.
SG&A
SG&A expense is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Selling, general and administrative	$367.2	$379.8	(3.3)%
% of service revenues	18.2%	19.6%
SG&A expense decreased by 3.3% in Fiscal Year 2015 compared to Fiscal Year 2014. This decrease was primarily due to the favorable impact of foreign currency exchange rate movements, efficiency initiatives and lower variable compensation expense. As a percentage of service revenue, SG&A decreased to 18.2% in Fiscal Year 2015 from 19.6% in Fiscal Year 2014.

D&A
D&A expense is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Depreciation and amortization	$84.9	$81.3	4.4%
% of service revenues	4.2%	4.2%
D&A expense increased by 4.4% in Fiscal Year 2015 compared to Fiscal Year 2014, due to higher depreciation expense from higher capital spending. As a percentage of service revenue, D&A was 4.2% for both Fiscal Year 2015 and Fiscal Year 2014.
Restructuring Charge
Restructuring charge is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Restructuring charge (benefit)	$19.8	$(0.4)	>1000%
For Fiscal Year 2015 we recorded a net $19.8 million restructuring charge, substantially all of which related to MAP, announced in June 2015. In Fiscal Year 2014, we recorded a $0.4 million benefit to restructuring charges for adjustments to facility-related charges under our previously announced restructuring plans.
Income from Operations

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Income from operations	$199.9	$199.5	0.2%
Operating margin	9.9%	10.3%
This decrease in operating margin was due primarily to higher direct costs which included a $20.0 million charge related to the Margin Acceleration Program, depreciation and was partially offset by lower SG&A.
Other Expense, Net
Other (expense) income, net is summarized as follows:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Interest expense, net	$(7.1)	$(9.1)	(22.0)%
Miscellaneous (expense) income	7.4	(2.5)	(396.0)%
Other income, net	$0.3	$(11.6)	(102.6)%
The $11.9 million decrease in net expenses was driven primarily by a $9.9 million increase in miscellaneous income, largely due to net foreign currency exchange gains recorded during Fiscal Year 2015 compared to the net foreign currency exchange losses recorded during Fiscal Year 2014. Additionally, the decrease was attributable in part to a $2.0 million decrease in net interest expense related to a lower average debt balance in Fiscal Year 2015.

Taxes
The following table presents the provision for income taxes and our effective tax rate for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
(dollar amounts in millions)	2015	2014	Increase/(Decrease)%
Provision for income taxes	$52.4	$58.8	(10.9)%
Effective tax rate	26.2%	31.3%
The decrease in the Fiscal Year 2015 tax rate was primarily attributable to various global tax credits and incentives, and the decrease in tax reserves related to the favorable settlements with tax authorities offset in part by the increase in tax reserves related to tax positions taken in the current year.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of June 30, 2016, we had cash and cash equivalents of approximately $248.6 million, of which $221.5 million is held in countries which are outside of the U.S. since excess cash generated in the U.S. is primarily used to repay our debt obligations. As of June 30, 2016 we did not hold any marketable securities. Foreign cash include unremitted foreign earnings, which are invested indefinitely outside of the U.S. Our cash and cash equivalents are primarily held in deposit accounts which provide us with immediate and unlimited access to the funds. Repatriation of funds to the U.S. from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of June 30, 2016 and June 30, 2015.

(dollars in millions)	June 30, 2016	June 30, 2015
Billed accounts receivable, net	$506.1	$460.6
Unbilled accounts receivable, net	327.9	262.2
Total accounts receivable	834.0	722.8
Deferred revenue	(458.5)	(414.0)
Net receivables	$375.5	$308.8

DSO (in days)	48	39
The increase in DSO for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, was largely driven by higher billed and unbilled accounts receivable balances, offset by an increase in deferred revenue.

CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Year Ended June 30,			% Change
(dollar amounts in millions)	2016	2015	2014	2016 Compared to 2015	2015 Compared to 2014
Net cash provided by operating activities	$261.3	$157.8	$287.2	65.6%	(45.1)%
Net cash used in investing activities	(162.8)	(96.1)	(31.2)	69.4%	208.0%
Net cash (used in) provided by financing activities	(45.5)	26.2	(224.0)	(273.7)%	(111.7)%
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(68.7)	12.1	(82.8)%	(667.8)%
Net increase in cash and cash equivalents	$41.2	$19.2	$44.1	114.6%	(56.5)%
Operating Activities
The cash flows provided by operating activities for Fiscal Year 2016 primarily resulted from $154.9 million in net income, $96.9 million in depreciation and amortization, and offset by changes in working capital. The changes in working capital were primarily driven by a $122.1 million increase in billed and unbilled accounts receivable, offset by a $58.2 million increase in deferred revenue, and a $32.7 million increase in accrued expenses and other current liabilities. The increase in billed accounts receivable was due to increased revenue. The increase in unbilled accounts receivable was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The increase in deferred revenue was due primarily to a higher amount of deposits from key sponsors for reimbursable costs and investigator payments. The increase in our accrued expenses and other current liabilities was due primarily to the increase in variable compensation costs.
The cash flows provided by operating activities for Fiscal Year 2015 primarily resulted from $147.8 million in net income, $84.9 million in depreciation and amortization, and changes in working capital. The changes in working capital were primarily driven by a $33.7 million decrease in deferred revenue, and a $19.0 million increase in accounts payable, offset in part by a $24.5 million increase in billed and unbilled accounts receivable. The decrease in deferred revenue was due primarily to a lower amount of deposits from key sponsors for reimbursable costs and investigator payments. The increase in billed and unbilled accounts receivable was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The increase in our accounts payable was due primarily to the timing of invoice receipts and payments.
The cash flows provided by operating activities for Fiscal Year 2014 primarily resulted from $129.1 million in net income, $81.3 million in depreciation and amortization, and changes in working capital. The changes in working capital were primarily driven by a $46.7 million increase in deferred revenue, a $28.9 million increase in accrued expenses and other liabilities, and a $23.1 million increase in billed and unbilled accounts receivable. The increase in deferred revenue was due primarily to a higher volume of new contracts and a corresponding increase in the minimum advances received from customers. The increase in accrued expenses and other liabilities were due primarily to increases in our bonus and vacation accruals. The increase in billed and unbilled accounts receivable was due primarily to an increase in revenue in fiscal year 2014 as compared to fiscal year 2013.
Investing Activities
Net cash used for investing activities was $162.8 million for Fiscal Year 2016 as compared with $96.1 million for Fiscal Year 2015 and $31.2 million for Fiscal Year 2014.
During Fiscal Year 2016, we spent $67.3 million for business acquisitions and made $95.5 million in capital expenditures.
During Fiscal Year 2015, we spent $104.5 million for business acquisitions and made $80.2 million in capital expenditures, which was partially offset by our receipt of $88.6 million in proceeds we received from the sale of marketable securities.
During Fiscal Year 2014, we made $72.6 million in capital expenditures, which was partially offset by $41.5 million in net proceeds from the sale of marketable securities.
Financing Activities
Net cash used in financing activities was $45.5 million for Fiscal Year 2016 as compared with net cash provided by financing activities of $26.2 million for Fiscal Year 2015 and $224.0 million of net cash used in financing activities for Fiscal Year 2014.
During Fiscal Year 2016, we paid $200.0 million as part of the accelerated share repurchase program and borrowed a net $147.3 million from the 2016 Credit Agreement (as defined below). In addition we paid $9.9 million related to the contingent consideration for a previous acquisition and had debt issuance costs of $1.0 million related to the 2016 Credit Agreement (as defined below), partially offset by $18.1 million in proceeds related to employee stock purchases.
During Fiscal Year 2015, we received $7.1 million under the Master Financing Agreement (as defined below) and received $19.8 million in proceeds related to employee stock purchases. These amounts were partially offset by debt issuance costs of $0.7 million related to the 2014 Credit Agreement (as defined below).
During Fiscal Year 2014, we paid $154.9 million for share repurchases and made net payments of $187.5 million under the 2013 Credit Agreement (as defined below), which were partially offset by $100.0 million borrowings under the Note Purchase Agreement, $14.6 million in proceeds received related to employee stock purchases and $4.5 million in proceeds received from our receivable factoring.
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
As of June 30, 2016, we had no principal borrowed under the revolving credit facility and $397.5 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.8 million in our consolidated balance sheet at June 30, 2016. As of June 30, 2016, we had borrowing availability of $350.0 million under the revolving credit facility.
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

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on March 11, 2021. A swingline loan under the 2016 Credit Agreement generally must be paid ten (10) business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on March 11, 2021:

•	0.63% by quarterly term loan amortization payments to be made commencing June 30, 2016 and made on or prior to March 31, 2017;

•	1.25% by quarterly term loan amortization payments to be made on or after June 30, 2017, but on or prior to March 31, 2019;

•	1.88% by quarterly term loan amortization payments to be made on or after June 30, 2019, but on or prior to March 31, 2020;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2020, but prior to March 11, 2021; and

•	72.50% (or if less, the remaining principal amount of the term loan) on March 11, 2021.
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
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with a maximum net leverage ratio and a minimum interest coverage ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of June 30, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
Under the terms of the 2016 Credit Agreement, neither we nor any of our subsidiaries may pay any dividend or make any other distribution with respect to any shares of capital stock except that (a) we may declare and pay dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries may declare and pay dividends and other distributions ratably with respect to their equity interests, (c) we may make payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries may make payments in connection with permitted repurchases of their respective capital stock.
In connection with the 2016 Credit Agreement, PAREXEL agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.250% (based on the Consolidated Net Leverage Ratio). To the extent there are letters of credit outstanding under the 2016 Credit Agreement, PAREXEL will pay letter of credit fees plus a fronting fee and additional charges. PAREXEL agreed to pay (i) Bank of America for its own account, an arrangement fee, (ii) to each of the lenders on the closing date, an upfront fee, and (iii) to Bank of America for its own account, an annual agency fee.
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
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016, which now hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate 1.104%.

2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity Date”) unless earlier payment is required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
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
As of June 30, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of June 30, 2016, we had $100 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.  As of June 30, 2016, our debt under the Note Purchase Agreement carried an average annualized interest rate of 3.05%.

Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Year 2016 and 2015, we transferred approximately $73.6 million and $122.6 million of trade receivables, respectively. As of June 30, 2016 and June 30, 2015, no transfers were accounted for as a financing activity.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement and as of June 30, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) was due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally had to be paid ten business days after the loan was made. Repayment of principal borrowed under the term loan facility was as follows, with the final payment of all amounts outstanding, plus accrued interest, having been due on October 15, 2019:

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
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility had to be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest had to be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under U.S. dollar swingline loans at the alternate base rate is payable quarterly.
Our obligations under the 2014 Credit Agreement could have been accelerated upon the occurrence of an event of default under the 2014 Credit Agreement, which included customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
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
Under the terms of the 2014 Credit Agreement, neither we nor any of our subsidiaries could have paid any dividend or made any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries could have declared and paid dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries could have declared and paid dividends and other distributions ratably with respect to their equity interests, (c) we could have made payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries could have made payments in connection with permitted repurchases of their respective capital stock.
In connection with the 2014 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.300% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2014 Credit Agreement, we would have paid letter of credit fees plus a fronting fee and additional charges. We agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee and (iii) for its own account, an annual agency fee.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had 4.0 million Euros available under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV in the amount of 7.5 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had 7.5 million Euros available under this line of credit.
FINANCING NEEDS
Our primary cash needs are for operating expenses (such as salaries and fringe benefits, hiring and recruiting, business development and facilities), business acquisitions, stock buybacks, capital expenditures, and repayment of principal and interest on our borrowings.
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September

2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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
In March 2016, we entered into the 2016 Credit Agreement, which amended and restated the 2014 Credit Agreement.
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
On February 10, 2016, we entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million. The proceeds of the loan were advanced to us on February 12, 2016 and were used to repay borrowings under our 2014 Facility. As of June 30, 2016, all outstanding amounts under the loan were fully repaid with the proceeds from the 2016 Credit Agreement.

DEBT, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND GUARANTEES
The following table summarizes our contractual obligations at June 30, 2016:

(dollars in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt obligations (principal)	$16.6	$45.3	$442.5	$—	$504.4
Operating leases	57.2	80.5	48.7	99.3	285.7
Purchase obligations*	129.4	41.0	2.0	0.2	172.6
Total	$203.2	$166.8	$493.2	$99.5	$962.7

*includes commitments to purchase software, hardware, and services.
The above table does not include approximately $29.5 million of potential tax liabilities from unrecognized tax benefits related to uncertain tax positions. See Note 14 to our consolidated financial statements included in this annual report for more information.
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term leases. As of June 30, 2016, the obligation expected to be incurred is approximately $13.1 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of June 30, 2016 we recorded contingent consideration liabilities of $5.2 million. See Note 13 to our consolidated financial statements included in this annual report for more information.
We have letter-of-credit agreements with banks, totaling approximately $10.8 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and Note Purchase Agreement are guaranteed by certain of our U.S. subsidiaries.
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
RESTRUCTURING PLANS
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Year 2016, we recorded $27.8 million in restructuring charges related to the Margin Acceleration Program, which consisted of $18.5 million of employee separation benefits associated with the elimination of approximately 700 managerial and staff positions and $9.3 million of facility exit and other costs. Since the program's inception approximately 800 managerial and staff positions have been eliminated or the employees have been notified. In Fiscal Year 2015 we recorded restructuring charges of $20.0 million related to the Margin Acceleration Program. The program is now substantially complete. As a result of these initiatives, we expect to realize annual savings of $60.0 million in Fiscal Year 2017. In Fiscal Year 2016 savings of $34.6 million were realized related to the Margin Acceleration Program.
INFLATION
We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 in Item 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
We derived approximately 57% of our consolidated service revenue for Fiscal Year 2016 from operations outside of the United States and 51% of our consolidated service revenue for Fiscal Year 2015 from operations outside of the United States. In addition, 9.8% of our consolidated revenue was denominated in Euros, 2.4% of our consolidated revenue was denominated in Yen and 2.3% was denominated in pounds sterling for Fiscal Year 2016 while 12.2% of our consolidated revenue was denominated in Euros and 3.1% was denominated in pounds sterling for Fiscal Year 2015. We have no significant operations in any country in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
It is our policy to mitigate the risks associated with fluctuations in foreign exchange rates and interest rates. Accordingly, we have instituted foreign currency hedging programs and an interest rate swap program. See Note 4 to our consolidated financial statements included in this annual report for more information on our hedging programs and interest rate swap program.
As of June 30, 2016, we had programs with derivatives designated as hedging instruments under ASC 815 and the related notional values of the derivatives were approximately $384.5 million, including two interest rate swap agreements with a total notional value of $200.0 million executed to hedge our borrowings under our 2016 Credit Agreement. Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. In that event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income, would be recognized in earnings. As of June 30, 2016, the estimated amount that could be recognized in earnings was a gain of approximately $5.5 million, net of tax.
As of June 30, 2016, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $84.2 million.
During Fiscal Year 2016 and Fiscal Year 2015, we recorded foreign currency exchange losses of $0.5 million and a gain of $7.0 million, respectively, which reflects foreign currency exchange losses in 2016 and gains in 2015. We also have exposure to additional foreign exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but quantification of this risk is difficult to assess at any given point in time.
Our exposure to interest rate changes relates primarily to the amount of our short-term and long-term debt. Short-term debt was $16.6 million at June 30, 2016 and $8.9 million at June 30, 2015. Long-term debt was $487.8 million at June 30, 2016 and $348.2 million at June 30, 2015. Based on average short-term and long-term debt for Fiscal Year 2016, an increase in the average interest rate of 100 basis points would decrease our pre-tax earnings and cash flows by approximately $3.0 million on an annual basis.
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

Item 8. Financial Statements and Supplementary Data
PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions, except per share data)

	For the years ended June 30,
	2016	2015	2014
Service revenue	$2,094.3	$2,016.0	$1,939.4
Reimbursement revenue	332.0	314.3	327.0
Total revenue	2,426.3	2,330.3	2,266.4
Costs and expenses:
Direct costs	1,360.3	1,344.2	1,279.2
Reimbursable out-of-pocket expenses	332.0	314.3	327.0
Selling, general and administrative	385.3	367.2	379.8
Depreciation	74.6	69.3	66.4
Amortization	22.3	15.6	14.9
Restructuring charge (benefit)	27.8	19.8	(0.4)
Total costs and expenses	2,202.3	2,130.4	2,066.9
Income from operations	224.0	199.9	199.5
Interest expense, net	(8.6)	(7.1)	(9.1)
Miscellaneous (expense) income, net	(0.2)	7.4	(2.5)
Total other (expense) income, net	(8.8)	0.3	(11.6)
Income before provision for income taxes	215.2	200.2	187.9
Provision for income taxes	60.3	52.4	58.8
Net income	$154.9	$147.8	$129.1
Earnings per share:
Basic	$2.90	$2.69	$2.28
Diluted	$2.86	$2.65	$2.25
Weighted average shares:
Basic	53.5	54.9	56.5
Diluted	54.2	55.8	57.5

Comprehensive income:
Net income	$154.9	$147.8	$129.1
Unrealized gain (loss) on derivative instruments, net of taxes	(5.8)	(3.9)	5.1
Foreign currency translation adjustment	(34.3)	(94.1)	27.0
Total comprehensive income	$114.8	$49.8	$161.2

The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$248.6	$207.4
Billed accounts receivable, net	506.1	460.6
Unbilled accounts receivable, net	327.9	262.2
Prepaid expenses	23.3	15.5
Deferred tax assets	—	59.1
Income taxes receivable	25.2	12.8
Other current assets	50.1	44.4
Total current assets	1,181.2	1,062.0
Property and equipment, net	259.3	241.2
Goodwill	389.2	354.9
Other intangible assets, net	130.7	142.1
Non-current deferred tax assets	27.1	11.7
Long-term income taxes receivable	10.4	11.1
Other assets	38.3	42.0
Total assets	$2,036.2	$1,865.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$16.6	$8.9
Accounts payable	62.6	81.2
Deferred revenue	420.2	371.8
Accrued expenses	35.0	33.4
Accrued restructuring charges, current portion	14.6	20.2
Accrued employee benefits and withholdings	176.4	152.7
Current deferred tax liabilities	—	10.0
Income taxes payable	21.6	13.1
Other current liabilities	22.4	18.2
Total current liabilities	769.4	709.5
Long-term debt, net of current portion	484.8	345.4
Non-current deferred tax liabilities	19.3	33.0
Long-term income tax liabilities	31.5	27.1
Long-term deferred revenue	38.3	42.2
Other liabilities	59.5	42.5
Total liabilities	1,402.8	1,199.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $0.01 par value; 5.0 million shares authorized, no shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively.	—	—
Common stock - $0.01 par value; 150.0 million shares authorized; 52.9 million and 55.2 million shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively.	0.5	0.6
Additional paid-in capital	31.4	37.7
Retained earnings	737.5	722.9
Accumulated other comprehensive loss	(136.0)	(95.9)
Total stockholders’ equity	633.4	665.3
Total liabilities and stockholders’ equity	$2,036.2	$1,865.0
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Additional Paid-in Capital

Balance at June 30, 2013	56.3	$0.5	$113.8	$454.7	$(30.0)	$539.0
Shares issued under stock option/restricted stock/employee stock purchase plans, net	0.8	—	6.8	—	—	6.8
Stock-based compensation	—	—	15.3	—	—	15.3
Excess tax benefit related to employee equity awards	—	—	7.8	—	—	7.8
Share repurchase	(2.4)	—	(143.7)	(8.7)	—	(152.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	5.1	5.1
Foreign currency translation adjustment	—	—	—	—	27.0	27.0
Net income	—	—	—	129.1	—	129.1
Balance at June 30, 2014	54.7	$0.5	$—	$575.1	$2.1	$577.7
Shares issued under stock option/restricted stock/employee stock purchase plans, net	0.9	0.1	12.6	—	—	12.7
Stock-based compensation	—	—	17.9	—	—	17.9
Excess tax benefit related to employee equity awards	—	—	7.2	—	—	7.2
Share repurchase	(0.4)	—	—	—	—	—
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(3.9)	(3.9)
Foreign currency translation adjustment	—	—	—	—	(94.1)	(94.1)
Net income	—	—	—	147.8	—	147.8
Balance at June 30, 2015	55.2	$0.6	$37.7	$722.9	$(95.9)	$665.3
Shares issued under stock option/restricted stock/employee stock purchase plans, net	0.9	—	13.9	—	—	13.9
Stock-based compensation	—	—	20.1	—	—	20.1
Excess tax benefit related to employee equity awards	—	—	4.0	15.3	—	19.3
Share repurchase	(3.2)	(0.1)	(44.3)	(155.6)	—	(200.0)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(5.8)	(5.8)
Foreign currency translation adjustment	—	—	—	—	(34.3)	(34.3)
Net income	—	—	—	154.9	—	154.9
Balance at June 30, 2016	52.9	$0.5	$31.4	$737.5	$(136.0)	$633.4
The accompanying notes are an integral part of the consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the years ended June 30,
	2016	2015	2014
Cash flow from operating activities:
Net income	$154.9	$147.8	$129.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.9	84.9	81.3
Stock-based compensation	20.1	17.9	15.3
Deferred income taxes	24.0	(16.1)	(14.7)
Fair value adjustment of contingent consideration	8.7	(7.4)	(0.8)
Excess tax benefit from stock-based compensation	(4.2)	(7.1)	(7.8)
Other non-cash items	(0.1)	2.1	(0.2)
Changes in assets and liabilities, net of the effect from acquisitions:
Billed and unbilled accounts receivable	(122.1)	(24.5)	(23.1)
Prepaid expenses and other current assets	(17.9)	(3.1)	(10.8)
Other assets	1.6	(11.9)	6.8
Accounts payable	(20.8)	19.0	11.5
Deferred revenue	58.2	(33.7)	46.7
Accrued expenses and other current liabilities	32.7	9.7	28.9
Long-term income taxes payable, net of long-term income taxes receivable	21.1	(10.6)	13.1
Other liabilities	8.2	(9.2)	11.9
Net cash provided by operating activities	261.3	157.8	287.2
Cash flow from investing activities:
Purchases of marketable securities	—	—	(250.3)
Proceeds from sale and maturity of marketable securities	—	88.6	291.8
Purchases of property and equipment	(95.5)	(80.2)	(72.6)
Acquisition of businesses, net of cash acquired	(67.3)	(104.5)	(0.1)
Net cash used in investing activities	(162.8)	(96.1)	(31.2)
Cash flow from financing activities:
Proceeds from issuance of common stock, net of tax payments for cashless exercises	13.9	12.6	6.8
Payments for share repurchase	(200.0)	—	(154.9)
Excess tax benefit from stock-based compensation	4.2	7.1	7.8
Borrowings under credit agreement/facility	1,176.2	429.6	502.5
Repayments under credit agreement/facility	(1,028.9)	(422.5)	(590.0)
Borrowings under factoring agreement	—	—	4.5
Payments for contingent consideration	(9.9)	—	—
Payments for debt issuance costs	(1.0)	(0.6)	(0.7)
Net cash (used in) provided by financing activities	(45.5)	26.2	(224.0)
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(68.7)	12.1
Net increase in cash and cash equivalents	41.2	19.2	44.1
Cash and cash equivalents at beginning of year	207.4	188.2	144.1
Cash and cash equivalents at end of year	$248.6	$207.4	$188.2

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$4.5	$6.9	$—
Non-cash debt settlement under factoring agreement	$—	$—	$14.9
Net cash paid during year for:
Interest	$13.0	$10.8	$13.7
Income taxes, net of refunds	$19.7	$78.4	$61.0
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective July 1, 2015, certain components of our business segments were reorganized to better align services offered to clients. Specifically, Commercialization Consulting Services (formerly HERON) and MedCom were transferred to the CRS segment from our PC segment to broaden the range of fully-integrated services to help clients position their products for market access and ongoing commercial success. For the year ended June 30, 2016 (“Fiscal Year 2016”), we included the operating results of Commercialization Consulting Services (formerly HERON) and MedCom within the CRS segment and retroactively revised the presentation for the year ended June 30, 2015 (“Fiscal Year 2015”), and for the year ended June 30, 2014 (“Fiscal Year 2014”) to reflect this change.
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
Our client arrangements generally involve multiple service deliverables, where bundled service deliverables are accounted for in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements.” We determined that each of our service deliverables have standalone value. ASC 605-25 requires the allocation of contract (arrangement) value to each separate unit of accounting based on the relative selling price of the various separate units of accounting in the arrangement. ASC 605-25 requires a hierarchy of evidence be followed when determining if evidence of the selling price of an item exists such that the best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), or the price charged when a deliverable is sold separately. When VSOE is not available to determine selling price, relevant third-party evidence (“TPE”) of selling price should be used, if available. Lastly, when neither VSOE nor TPE of selling price for similar deliverables exists, management must use its best estimated of selling price (“BESP”) considering all relevant information that is available without undue cost and effort.
We use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact if the services were sold by us on a standalone basis. Our determination of BESP involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, we consider the cost to provide services, the anticipated margin on those deliverables, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the services are provided. We allocate arrangement consideration at the inception of the arrangement using the relative selling prices of the deliverables within the contract based on BESP.
We analyze the selling prices used in the allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
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
PI Service Revenue
Service revenue is derived principally from the delivery of software solutions through our PI business segment. Software solutions include ClinPhone®RTSM, CTMS, EDC, RIM and Platform Solutions.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Reimbursement Revenue & Investigator Fees
Reimbursable out-of-pocket expenses are reflected in our Consolidated Statements of Income under “Reimbursement revenue” and “Reimbursable out-of-pocket expenses,” as we are the primary obligor for these expenses despite being reimbursed by our clients. We record costs for such activities based upon payment requests or invoices that have been received from third parties in the periods presented. In addition, as is customary in our industry, we routinely subcontract on behalf of our clients with independent physician investigators in connection with clinical trials. The related investigator fees are not reflected in our Service revenue, Reimbursement revenue, Reimbursable out-of-pocket expenses, or Direct costs, because these fees are reimbursed by clients on a “pass through basis,” without risk or reward to us. The amounts of these investigator fees were $397.1 million, $461.0 million, and $523.1 million for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.
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
We perform ongoing credit evaluations related to the financial condition of our clients and, generally, do not require collateral. As of June 30, 2016, one client individually accounted for 12% of our total billed and unbilled accounts receivables. As of June 30, 2015, two clients individually accounted for 12% and 11% of our billed and unbilled accounts receivables. For Fiscal Year 2016 one client individually accounted for 13% of our consolidated service revenue. For Fiscal Year 2015, one client individually

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accounted for 14% of our consolidated service revenue. For Fiscal Year 2014, two clients individually accounted for 16% and 11% of our consolidated service revenue.
Billed Accounts Receivable, Unbilled Accounts Receivable and Deferred Revenue
Billed accounts receivable represent amounts invoiced to our clients based on contract terms. In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the performance of services under the contract. Unbilled services arise when services have been rendered for which revenue has been recognized but the customers have not been billed. Deferred revenue, which had an estimated weighted average age of 6 months for Fiscal Year 2016, represents payments received in excess of revenue recognized. These payments received in advance of services being provided are classified as deferred revenue on the consolidated balance sheet and include amounts billed based on contractual provisions such as milestone payments or customer advances at the beginning of a project. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period. We maintain a provision for losses on receivables based on historical collectability and specific identification of potential problem accounts. Uncollectible invoices are written off when collection efforts have been exhausted.
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
Capitalized software costs, net, were $174.8 million and $162.9 million at June 30, 2016 and 2015, respectively. Expense related to the capitalized software was $43.2 million, $38.7 million and $34.2 million for the years ended June 30, 2016, 2015 and 2014, respectively. Future expense for all capitalized software placed in service as of June 30, 2016 is estimated to be $51.6 million, $46.6 million, $36.4 million, $23.4 million and $10.1 million for the years ending June 30, 2017, 2018, 2019, 2020 and 2021, respectively.
Research and Development Costs
We incur ongoing research and development costs related to core technologies used internally as well as software and technology sold externally. Unless eligible for capitalization, these costs are expensed as incurred. Research and development expense was $19.2 million, $24.0 million, and $26.9 million in Fiscal Years 2016, 2015, and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.
Goodwill
PAREXEL follows the provisions of ASC 350, “Intangibles—Goodwill and Other.” Under this statement, goodwill as well as certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are evaluated for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For Fiscal Year 2016, we performed our annual impairment test primarily using a market approach analysis and a discounted cash flow analysis, which is based on strategic business plans and long-term forecasts, to determine fair value. The discounted cash flow analysis included significant judgment regarding the assumptions used, such as our weighted average cost of capital, revenue growth rates, profit margins, capital expenditures, and other factors that were all based on current strategic forecasts and other financial metrics. There was no evidence of impairment of our goodwill balances as of June 30, 2016.
Long-lived Assets and Other Intangible Assets
Long-lived assets, including fixed assets and intangible assets which have a definitive life, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable.
Indefinite-lived assets are reviewed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value of the asset. For Fiscal Year 2016, we performed our annual impairment test using the relief from royalty approach to determine fair value. Under the relief from royalty approach, the fair value of the indefinite-lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales. There was no evidence of impairment of our indefinite-lived intangible asset balances as of June 30, 2016. Intangible assets are initially

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded at fair value and stated net of accumulated amortization and impairments. We amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 1 to 15 years.
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
Assets and liabilities of PAREXEL’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in miscellaneous expense, net in the consolidated statements of operations. Transaction gains (losses) were $(0.5) million, $7.0 million, and $(3.5) million in Fiscal Years 2016, 2015, and 2014, respectively.
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
In November 2015, the FASB issued ASU No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes as it requires that deferred tax assets and liabilities, as well as any related valuation allowance be classified as noncurrent in the consolidated balance sheet. The Company early adopted this ASU prospectively for the year ended June 30, 2016, which resulted in all deferred taxes being reported as non-current in its consolidated balance sheet. Accordingly, we have not adjusted prior period amounts in our consolidated balance sheets.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As originally issued, ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. Early adoption is permitted for annual periods beginning after December 16, 2016. We are assessing the impact of adopting ASU No. 2014-09 on our consolidated financial statements.
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning clarification of ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations. The new guidance requires either a retrospective or a modified retrospective approach to adoption. In April 2016, the FASB issued ASU No. 2016-10, (“ASU 2016-10”) Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. We are currently evaluating the impact these ASUs will have on our financial position, results of operations, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in the first quarter of our fiscal year ending June 30, 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early application is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires the presentation of debt issuance costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issue costs continues to be classified as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU 2015-03 on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. We are assessing the impact of adopting ASU 2015-16 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10)
Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-01 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification® Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C-Background Information and Basis for Conclusions. This ASU requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We are assessing the impact of adopting ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05 (“ASU 2016-05”), Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships(a consensus of the Emerging Issues Task Force). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU 2016-05 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of adopting ASU 2016-09 on our consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
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
The purchase price for the acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million, representing the United States Dollar (the "USD") equivalent at the date of the acquisition, over a twenty-one months month period following the acquisition date if ClinIntel achieves certain financial targets. We funded the acquisition with existing cash.
The acquired assets and assumed liabilities from ClinIntel were recorded at fair value at the date of acquisition. We finalized the fair value estimates of the acquired assets and the assumed liabilities in June 2015. The components of the consideration transferred in conjunction with the ClinIntel acquisition and the respective fair value of the assets acquired and liabilities assumed as of the acquisition date is as follows (dollars in millions):

Total Consideration transferred:
Cash paid, net of cash acquired	$8.8
Fair value of contingent consideration	9.9
Net purchase price	$18.7
Fair value of assets acquired and liabilities assumed:
Accounts receivable	$0.4
Definite-lived intangible assets	6.2
Goodwill	13.4
Total assets acquired	20.0
Current liabilities	0.1
Deferred tax liabilities	1.2
Total liabilities assumed	1.3
Fair value of net assets acquired:	$18.7
The fair value of the acquired assets and assumed liabilities are reflected in the Consolidated Balance Sheets. The goodwill of $13.4 million arising from the ClinIntel acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. None of the goodwill is expected to be deductible for tax purposes. During Fiscal Year 2016, we paid $14.1 million, representing the USD equivalent at the date of the payment, related to the contingent consideration for ClinIntel.
The following are the identifiable intangible assets acquired and their respective fair value and estimated useful lives (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$2.3	10
Technology	3.9	8
Total	$6.2

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The acquired assets and assumed liabilities from QSI were recorded at fair value at the date of acquisition. The consideration transferred in conjunction with the QSI acquisition and the respective estimated fair value of the assets acquired and liabilities assumed as of the acquisition date is as follows (dollars in millions):

Total Consideration transferred:
Cash paid, net of cash acquired	$93.6
Fair value of assets acquired and liabilities assumed:
Accounts receivable	$4.9
Other Current Assets	1.3
Property and equipment, net	2.0
Definite-lived intangible assets	62.4
Goodwill	24.1
Total assets acquired	94.7
Current liabilities	1.1
Total liabilities assumed	1.1
Fair value of net assets acquired:	$93.6
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
The following are the identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$56.3	10
Backlog	4.7	1
Trade name	1.4	5
Total	$62.4
HEALTH ADVANCES ACQUISITION
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
The net purchase price for the acquisition was approximately $67.1 million, plus the potential to pay up to an additional $15.8 million over a thirty-six month period following the acquisition date if Health Advances achieves specified financial targets. We funded the acquisition with borrowings under our credit facilities.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the consideration transferred in conjunction with the Health Advances acquisition and the preliminary fair value allocation of that consideration is as follows (dollars in millions):

Total Consideration transferred:
Cash paid, net of cash acquired	$67.3
Receivable from working capital adjustment	(0.2)
Fair value of contingent consideration	4.5
Net purchase price	$71.6
Preliminary Allocation of consideration transferred:
Accounts receivable	$4.0
Other current assets	0.7
Property and equipment, net	1.0
Deferred tax assets	0.2
Definite-lived intangible assets	15.0
Goodwill	52.5
Total assets acquired	73.4
Current liabilities	1.8
Total liabilities assumed	1.8
Net assets acquired:	$71.6
The amounts above represent our preliminary fair value estimates as of June 30, 2016 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. We expect to complete our accounting for the Health Advances acquisition in the beginning of Fiscal Year 2017.
The goodwill of $52.5 million arising from the Health Advances acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$11.6	10
Technology	1.8	3
Trade name	1.6	5
Total	$15.0
NOTE 4. DERIVATIVES
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. Accordingly, we have instituted interest rate and foreign currency hedging programs that are accounted for in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”).

•
Our interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. We swap the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. Our interest rate contracts are designated as hedging instruments.

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to our intercompany transactions, direct costs, service revenues and significant external transactions. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and interest rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of June 30, 2016 and June 30, 2015. All asset and liability amounts are reported in other current and non-current assets and other current and non-current liabilities.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30, 2016		June 30, 2015
(dollars in millions)	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$—	$—	$100.0	$0.8
Foreign exchange contracts	81.2	3.5	140.6	2.9
Derivatives in a liability position:
Interest rate contracts	200.0	(1.3)	25.0	(0.1)
Foreign exchange contracts	103.3	(8.9)	56.1	(4.6)
Cross-currency swap contracts	—	—	19.0	(2.7)
Total designated derivatives	$384.5	$(6.7)	$340.7	$(3.7)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$36.2	$1.5	$46.1	$0.6
Derivatives in a liability position:
Foreign exchange contracts	48.0	(1.4)	81.7	(1.8)
Total non-designated derivatives	$84.2	$0.1	$127.8	$(1.2)
Total derivatives	$468.7	$(6.6)	$468.5	$(4.9)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive loss in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous (expense) income, net in our consolidated statements of income. During Fiscal Years 2016 and 2015, the amounts recorded in miscellaneous (expense) income, net in our consolidated statements of income to reflect ineffective portions of any hedges were losses of $2.3 million and $2.5 million, respectively.
The amounts recognized for Fiscal Years 2016 and 2015 in other comprehensive income (loss) are presented below:

	Fiscal Years
(dollars in millions)	2016	2015
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts, net of taxes	$(1.3)	$0.1
Foreign exchange contracts, net of taxes	(4.5)	(3.9)
Cross-currency swap contracts, net of taxes	—	(0.1)
Total designated derivative unrealized gain (loss), net	$(5.8)	$(3.9)
The unrealized gain (loss) on derivative instruments is net of $1.3 million and $2.6 million of taxes for Fiscal Years 2016 and 2015, respectively. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $5.0 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $1.7 million and $18.1 million for Fiscal Years 2016 and 2015, respectively. The unrealized (loss) gain recognized are presented below:

	Fiscal Years
(dollars in millions)	2016	2015
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$1.3	$(2.1)
Total non-designated derivative unrealized gain (loss), net	$1.3	$(2.1)

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2016 and June 30, 2015 consisted of the following:

(dollars in millions)	2016	2015
Property and equipment:
Computer software	$424.9	$377.8
Computer hardware and office equipment	122.3	110.9
Leasehold improvements	113.5	100.4
Medical equipment	15.2	16.5
Furniture and fixtures	30.7	30.2
Office equipment and other assets	17.2	16.3
Total	723.8	652.1
Less: accumulated depreciation	(464.5)	(410.9)
Total	$259.3	$241.2
We retired $4.0 million and $6.5 million of fully-depreciated assets for Fiscal Years 2016 and 2015, respectively.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for Fiscal Years 2016 and 2015 were as follows:

(dollars in millions)	CRS	PC	PI	Consolidated
Goodwill - July 1, 2014	$125.5	$22.1	$181.9	$329.5
Goodwill arising from QSI acquisition	24.1	—	—	24.1
Goodwill arising from ClinIntel acquisition	—	—	13.4	13.4
Goodwill arising from ATLAS acquisition	1.4	—	—	1.4
Effect of changes in exchange rates used for translation	(7.2)	(1.5)	(4.8)	(13.5)
Goodwill - June 30, 2015	$143.8	$20.6	$190.5	$354.9
Effect of changes in business segments	3.9	(3.9)	—	—
Goodwill arising from Health Advances acquisition	—	52.5	—	52.5
Effect of changes in exchange rates used for translation	(5.9)	(2.1)	(10.2)	(18.2)
Goodwill - June 30, 2016	$141.8	$67.1	$180.3	$389.2
Long-lived Assets and Other Intangible Assets
As of June 30, 2016, intangible assets consisted of the following:

(dollars in millions)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships	11.6	$176.1	$(74.5)	$101.6
Technology and other intangibles	8.0	39.5	(31.4)	8.1
Definite-life tradename	6.6	6.9	(2.4)	4.5
Indefinite-life tradename *	indefinite	22.1	(5.6)	16.5
Total intangible assets		$244.6	$(113.9)	$130.7
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2015, intangible assets consisted of the following:

(dollars in millions)	Weighted Average Useful Life (years)	Cost	Accumulated Amortization/ Effect of Exchange Rate Changes	Net
Intangible Asset
Customer relationships and backlog	11.5	$167.4	$(57.5)	$109.9
Technology and other intangibles	8.0	39.5	(28.8)	10.7
Definite-life tradename	7.0	5.3	(1.4)	3.9
Indefinite-life tradename *	indefinite	22.1	(4.5)	17.6
Total intangible assets		$234.3	$(92.2)	$142.1
* The tradename acquired in the ClinPhone acquisition has an indefinite useful life.
The changes in the carrying amounts of other intangible assets for Fiscal Years 2016 and 2015 were as follows:

(dollars in millions)	Fiscal Year 2016	Fiscal Year 2015
Beginning Balance	$142.1	$91.8
Intangibles assets acquired from Health Advances acquisition	15.0	—
Intangibles assets acquired from QSI acquisition	—	62.4
Intangibles assets acquired from ClinIntel acquisition	—	6.2
Amortization	(22.3)	(15.6)
Effect of changes in exchange rates used for translation	(4.1)	(2.7)
Ending Balance	$130.7	$142.1
Estimated amortization expense for the next five fiscal years are as follows:

(dollars in millions)
2017	2018	2019	2020	2021
$21.3	$19.8	$17.9	$15.9	$13.6
NOTE 7. RESTRUCTURING CHARGES
In June 2015, the Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is companywide. The activities under the Margin Acceleration Program are substantially complete as of June 30, 2016. For Fiscal Years 2016 and 2015, we recorded $27.8 million and $20.0 million, respectively, in restructuring charges related to the Margin Acceleration Program.
Various restructuring plans adopted by us since Fiscal Year 2005 are included in the Pre-2012 Plans.
Changes in the restructuring accrual during Fiscal Year 2016 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
(dollars in millions)	June 30, 2015			June 30, 2016
2015 Margin Acceleration Program
Employee severance	$20.0	$18.5	$(28.0)	$10.5
Facilities-related and other costs	—	9.3	(2.2)	7.1
Pre-2012 Restructuring Plans
Facilities-related and other costs	0.3	—	(0.2)	0.1
Total	$20.3	$27.8	$(30.4)	$17.7

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net restructuring charges by segment for Fiscal Year 2016 and Fiscal Year 2015 are as follows:

	Fiscal Year Ended June 30,
(dollars in millions)	2016	2015
CRS	$9.1	$13.7
PC	2.3	3.8
PI	10.6	1.1
Segment Total	22.0	18.6
Corporate restructuring charges	5.8	1.2
Total restructuring charges	$27.8	$19.8
NOTE 8. CREDIT ARRANGEMENTS
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
As of June 30, 2016, we had no principal borrowed under the revolving credit facility and $397.5 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.8 million in our consolidated balance sheet at June 30, 2016. As of June 30, 2016, we had borrowing availability of $350.0 million under the revolving credit facility.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) is due on March 11, 2021. A swingline loan under the 2016 Credit Agreement generally must be paid ten (10) business days after the loan is made. Repayment of principal borrowed under the term loan facility is as follows, with the final payment of all amounts outstanding, plus accrued interest, being due on March 11, 2021:

•	0.63% by quarterly term loan amortization payments to be made commencing June 30, 2016 and made on or prior to March 31, 2017;

•	1.25% by quarterly term loan amortization payments to be made on or after June 30, 2017, but on or prior to March 31, 2019;

•	1.88% by quarterly term loan amortization payments to be made on or after June 30, 2019, but on or prior to March 31, 2020;

•	2.50% by quarterly term loan amortization payments to be made on or after June 30, 2020, but prior to March 11, 2021; and

•	72.50% (or if less, the remaining principal amount of the term loan) on March 11, 2021.
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
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of June 30, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
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
In connection with the 2016 Credit Agreement, PAREXEL agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.250% (based on the Consolidated Net Leverage Ratio). To the extent there are letters of credit outstanding under the 2016 Credit Agreement, PAREXEL will pay letter of credit fees plus a fronting fee and additional charges. PAREXEL agreed to pay (i) Bank of America for its own account, an arrangement fee, (ii) to each of the lenders on the closing date, an upfront fee, and (iii) to Bank of America for its own account, an annual agency fee.
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
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016, which now hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate 1.104%.
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Date”) unless earlier payment is required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
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
As of June 30, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of June 30, 2016, we had $100 million of principal borrowed under the Note Purchase Agreement. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.
In April and May 2013, we entered into three treasury lock agreements each with a notional amount of $25.0 million in connection with the planned issuance of our Notes that were issued in July 2013.  The three treasury locks were used to minimize our interest rate exposure prior to locking in the fixed interest rate on our Notes.  The treasury locks matured in May 2013 when the interest rate on our Notes was fixed. The treasury locks were deemed to be fully effective in accordance with ASC 815, and as such, the unrealized gains related to these derivatives are recorded as other comprehensive income and are amortized over the life of the Notes as interest income.  As of June 30, 2016, our debt under the Note Purchase Agreement carried an average annualized interest rate of 3.05%.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client of ours, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. For Fiscal Years 2016 and 2015, we transferred approximately $73.6 million and $122.6 million of trade receivables, respectively. As of June 30, 2016 and June 30, 2015, no transfers were accounted for as a financing activity.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement and as of June 30, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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
Repayment of the principal borrowed under the revolving credit facility (other than a swingline loan) was due on October 15, 2019. A swingline loan under the 2014 Credit Agreement generally had to be paid ten business days after the loan was made. Repayment of principal borrowed under the term loan facility was as follows, with the final payment of all amounts outstanding, plus accrued interest, having been due on October 15, 2019:

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
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility had to be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest had to be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR; provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under U.S. dollar swingline loans at the alternate base rate is payable quarterly.
Our obligations under the 2014 Credit Agreement could have been accelerated upon the occurrence of an event of default under the 2014 Credit Agreement, which included customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
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
Under the terms of the 2014 Credit Agreement, neither we nor any of our subsidiaries could have paid any dividend or made any other distribution with respect to any shares of capital stock except that (a) we and our subsidiaries could have declared and paid

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dividends with respect to equity interests payable solely in additional shares of common stock, (b) our subsidiaries could have declared and paid dividends and other distributions ratably with respect to their equity interests, (c) we could have made payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Company and our subsidiaries, and (d) the Company and certain of its subsidiaries could have made payments in connection with permitted repurchases of their respective capital stock.
In connection with the 2014 Credit Agreement, we agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.300% (based on the Leverage Ratio). To the extent there are letters of credit outstanding under the 2014 Credit Agreement, we would have paid letter of credit fees plus a fronting fee and additional charges. We agreed to pay Bank of America (i) for its own account, an arrangement fee, (ii) for the account of each of the lenders, an upfront fee and (iii) for its own account, an annual agency fee.
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
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had $4.5 million available under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had 4.0 million Euros available under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV in the amount of 7.5 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At June 30, 2016, we had 7.5 million Euros available under this line of credit.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. STOCKHOLDERS’ EQUITY
Share Repurchase Plan
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
Fiscal Year 2014 Share Repurchase
On June 2, 2014, we announced that our Board of Directors approved a share repurchase program (the "2014 Program") authorizing the repurchase of up to $150.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On June 13, 2014, we entered into an agreement (the “2014 Agreement”) to purchase shares of our common stock from Goldman Sachs & Co. (“GS”), for an aggregate purchase price of $150.0 million pursuant to an accelerated share purchase program. Pursuant to the 2014 Agreement, in June 2014, we paid $150.0 million to GS and received from GS 2.3 million shares of common stock, representing 80% of the shares to be repurchased by us under the 2014 Agreement. The shares were repurchased at a price of $52.52 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on June 13, 2014. These shares were canceled and restored to the status of authorized and unissued shares. As of June 30, 2014, we recorded the $150.0 million payment to GS as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On October 31, 2014, we received 0.3 million shares representing the final settlement of the 2014 Agreement and the 2014 Program was completed. Pursuant to the 2014 Program, we repurchased 2.6 million shares of our common stock at an average price of $57.03 per share from June 2014 to October 2014.
Fiscal Year 2013 Share Repurchase
In August 2012, our Board of Directors approved a share repurchase program (the “2013 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. During the fiscal year ended June 30, 2013, we repurchased $197.6 million of our common stock. We repurchased the remaining $2.4 million of our common stock in July 2013. The 2013 Program repurchases were effected pursuant to two separate $50.0 million accelerated share repurchase (“ASR”) agreements and two separate $50.0 million open market agreements (the “Open Market Agreements”) entered into in September 2012 and March 2013. Pursuant to the 2013 Program, we repurchased 5.5 million shares of our common stock at an average price of $36.64 per share from September 2012 to July 2013. The buyback activity also resulted in a reduction of our stockholders’ equity of $200.0 million for the value of shares that we repurchased and retired.
In September 2012, we entered into an ASR agreement (the “September Agreement”) to purchase shares of our common stock from J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (“JPMorgan”), for an aggregate purchase price of $50.0 million. In March 2013, we finalized the settlement of the September Agreement and received an additional 0.2 million shares representing the final shares delivered by JPMorgan. These shares were in addition to the initial 1.3 million shares of our common stock delivered to us in September 2012. The total number of shares repurchased under the September Agreement was 1.6 million at an average price per share of $31.98.
In March 2013, we entered into a second $50.0 million ASR agreement (the “March Agreement”) with JPMorgan. Pursuant to the March Agreement, JPMorgan delivered 1.0 million shares of our common stock, representing an estimated 80% of the shares to be repurchased by us under the Agreement based on a price of $38.28 per share, which was the closing price of our common stock on March 15, 2013. In July 2013, subsequent to our fiscal year end, we finalized the settlement of the March Agreement and

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

received an additional 0.1 million shares representing the final shares delivered by JPMorgan. The total number of shares repurchased under the March Agreement was 1.1 million at an average price per share of $43.62.
During Fiscal Year 2013, we also entered into two separate $50.0 million Open Market Agreements to buy back an additional $100.0 million of our common stock under the Program. For Fiscal Year 2013, we purchased 2.7 million shares pursuant to the Open Market Agreements at an average price of $36.17 per share for a total of $97.6 million in common stock repurchases. As of June 30, 2013, approximately $2.4 million remained available under the 2013 Program for the purchase of additional shares. In July 2013, we purchased an additional 0.1 million shares in the open market and completed our available purchases under the 2013 Program. Upon the completion of the purchases under our Open Market Agreements in July 2013, the total number of shares repurchased under the Open Market Agreements was 2.7 million at an average price per share of $36.38.
In July 2013, with the completion of our Open Market Agreements and the final settlement of the ASR agreements, the 2013 Program was completed.
NOTE 10. EARNINGS PER SHARE
The following table outlines the basic and diluted earnings per common share computations:

	Years ended June 30,
(dollars in millions, except per share data)	2016	2015	2014
Net income attributable to common shares	$154.9	$147.8	$129.1
Weighted average number of shares outstanding, used in computing basic earnings per share	53.5	54.9	56.5
Dilutive common stock equivalents	0.7	0.9	1.0
Weighted average shares used in computing diluted earnings per share	54.2	55.8	57.5
Basic earnings per share	$2.90	$2.69	$2.28
Diluted earnings per share	$2.86	$2.65	$2.25
Anti-dilutive options and restricted stock (excluded from the calculation of diluted earnings per share)	0.7	0.8	0.5
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the Fiscal Years ended 2016, 2015 and 2014:

(dollars in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance at June 30, 2013	$(29.1)	$(0.9)	$(30.0)
Other comprehensive income before reclassifications	27.0	6.4	33.4
Loss reclassified from accumulated other comprehensive income (loss)	—	(1.3)	(1.3)
Net current-period other comprehensive income	$27.0	$5.1	$32.1
Balance at June 30, 2014	$(2.1)	$4.2	$2.1
Other comprehensive loss before reclassifications	(94.1)	(14.3)	(108.4)
Gain reclassified from accumulated other comprehensive income (loss)	—	10.4	10.4
Net current-period other comprehensive loss	$(94.1)	$(3.9)	$(98.0)
Balance at June 30, 2015	$(96.2)	$0.3	$(95.9)
Other comprehensive loss before reclassifications	(34.3)	(10.6)	(44.9)
Loss reclassified from accumulated other comprehensive income (loss)	—	4.8	4.8
Net current-period other comprehensive loss	$(34.3)	$(5.8)	$(40.1)
Balance at June 30, 2016	$(130.5)	$(5.5)	$(136.0)
The significant change in our translation adjustment was due primarily to the movements in the Great British Pound (GBP), Japanese Yen (JPY), Indian Rupee (INR) and South African Rand (ZAR) exchange rates against the United States Dollar (USD). For Fiscal Year 2016, the USD strengthened by 16.2%, 6.3%, and 23% as compared to the GBP, INR and ZAR between June 30, 2015 and June 30, 2016, respectively; and the USD depreciated by 17.7% against JPY during the same period. The movement in the GBP, INR, ZAR represents $16.7 million, $4.2 million, and $2.2 million, respectively, out of the $34.3 million foreign currency

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

translation adjustment during Fiscal Year 2016. The overall change in our translation adjustment was partially offset by the movement in JPY, representing $4.7 million.
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income are presented below:

	Fiscal Year			Affected Line in the Consolidated Statements of Income
(dollars in millions)	2016	2015	2014
Interest rate contracts	$(0.5)	$(1.5)	$(1.7)	Interest expense, net
Foreign exchange contracts	(4.9)	(12.3)	3.4	Direct Costs
Foreign exchange contracts	(2.3)	(2.7)	0.3	Service revenue
Cross-currency swap contracts	—	0.2	0.1	Miscellaneous (expense) income, net
Total	$(7.7)	$(16.3)	$2.1
The amounts of gain (loss) reclassified from accumulated other comprehensive loss into net income are net of taxes of $2.9 million, $5.9 million, and $0.8 million and for Fiscal Year 2016, 2015 and 2014, respectively.
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

	Fiscal Years
	2016	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.2%	36.2%	54.1%
Risk-free interest rate	1.6%	1.7%	1.6%
Expected term (in years)	5.0	5.0	5.2
For the last three fiscal years, we recognized the following stock-based compensation expense:

	Fiscal Years
(dollars in millions)	2016	2015	2014
Direct costs related	$4.7	$4.4	$3.0
Selling, general and administrative related	15.4	13.5	12.3
Total stock-based compensation	$20.1	$17.9	$15.3
For Fiscal Years 2016, 2015, and 2014, the tax benefit related to stock compensation expense that we recognized was $6.5 million, $5.6 million, and $4.4 million, respectively. As of June 30, 2016, unearned stock-based compensation expense related to unvested awards (stock options and restricted stock) was approximately $36.4 million, which will be recognized over a weighted-average period of 2.5 years.
Stock Options
The Compensation Committee of the Board of Directors is responsible for the administration of our stock option plans and determines the term of each option, the option exercise price, the number of option shares granted, and the rate at which options become exercisable.
On December 3, 2015, the shareholders approved a new share-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows for the issuance of up to the sum of (i) 3.0 million shares of PAREXEL common stock plus (ii) up

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to an additional 3.4 million shares of PAREXEL common stock from awards under the Existing Plans (as defined below), which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company. We stopped making awards under the Existing Plans upon approval of the 2015 Plan by our shareholders. The term “Existing Plans” refers collectively to the Company’s 2005 Stock Incentive Plan, 2007 Stock Incentive Plan and 2010 Stock Incentive Plan.
The 2015 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which are referred to collectively as “Awards.” The 2015 Plan became effective upon approval by our shareholders. No Awards may be made under the 2015 Plan after December 3, 2025.
We adopted stock incentive plans in December 2010, December 2007, and September 2005, each of which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award grants of up to 9.0 million shares in aggregate to employees, officers, directors, consultants, and advisors. The granting of awards under these plans is discretionary, including the individuals who may become participants and receive awards under these plans and the number of shares they may acquire.
In September 2001, we adopted the 2001 Stock Incentive Plan, which provides for the grant of incentive and non-qualified stock options for the purchase of up to an aggregate of 2.0 million shares of common stock to our employees, officers, directors, consultants, and advisors (and any individuals who have accepted an offer for employment).
Options under all our stock incentive plans described above expire no more than ten years from the date of grant and the expiration date and vesting period may vary at the Board of Directors’ discretion.
The following table summarizes information related to stock option activity for the respective periods:

	Fiscal Years
(dollars in millions, except per share data)	2016	2015	2014
Weighted-average fair value of options granted per share	$22.18	$20.16	$20.70
Intrinsic value of options exercised	$20.9	$33.8	$24.1
Stock option activity for the Fiscal Year was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (In Millions)
Balance at June 30, 2015	3,159,437	$39.40	5.6	$79.0
Granted	888,800	$68.02
Exercised	(539,283)	$27.19
Canceled	(176,151)	$47.87
Balance at June 30, 2016	3,332,803	$48.58	5.6	$52.2
Exercisable at June 30, 2016	1,264,967	$33.44	4.1	$37.2
Expected to vest at June 30, 2016	1,901,876	$57.49	6.4	$14.3
Restricted Stock
We use restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), granted under the plans described above, as a component of compensation for executive officers, non-employee members of the Board of Directors, and other employees. In general, we granted RSAs and RSUs that will vest at the end of a three-year service period for employees or one-year service period for non-employee members of the Board. The fair values of restricted stock awards and restricted stock units were based upon the closing stock prices on the day of the grants. For Fiscal Year 2016, 2015, and 2014, the fair value of restricted stock awards vested was $5.3 million, $3.9 million, and $4.0 million, respectively. Restricted stock activity for Fiscal Year 2016 was:

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Balance at June 30, 2015	339,012	$45.17
Granted	111,597	$65.27
Vested	(155,672)	$34.07
Forfeited	(8,300)	$60.44
Unvested Balance at June 30, 2016	286,637	$58.58
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase common stock at 95% of the fair market value of the stock on the last day of each purchase period (as defined by the Purchase Plan). The Purchase Plan also includes the automatic enrollment of contributions whereby an eligible employee’s compensation would be reduced and automatic enrollment contributions made on his/her behalf unless an affirmative election not to do so was made. The Purchase Plan is non-compensatory, and as such, no stock based compensation is recorded. An aggregate of approximately 1.8 million shares may be issued under the Purchase Plan.
The following table summarizes the purchases under the Purchase Plan for the last three fiscal years:

	Shares Purchased	Average Purchase Price
Fiscal Year 2016	58,479	$62.05
Fiscal Year 2015	57,557	$59.09
Fiscal Year 2014	68,867	$43.20
Savings Plan
We sponsor an employee savings plan (“the Plan”) as defined by Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees in the U.S. who elect to participate. Participants have the opportunity to invest on a pre-tax basis in a variety of mutual fund options and our stock. We match 100% of each participant’s voluntary contributions up to 3% of gross salary per payroll period subject to an annual cap of $3,000. Our contributions vest to the participants in 20% increments for each year of employment and become fully vested after five years of continuous employment. Our contributions to the Plan were approximately $10.8 million, $10.7 million, and $9.6 million for the Fiscal Years 2016, 2015, and 2014, respectively.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2016:

(dollars in millions)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(5.2)	$(5.2)
Interest Rate Derivative Instruments	—	(1.3)	—	(1.3)
Foreign Currency Exchange Contracts	—	(5.3)	—	(5.3)
Total	$—	$(6.6)	$(5.2)	$(11.8)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015:

(dollars in millions)	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$(7.3)	$(7.3)
Interest Rate Derivative Instruments	—	0.7	—	0.7
Foreign Currency Exchange Contracts	—	(5.6)	—	(5.6)
Total	$—	$(4.9)	$(7.3)	$(12.2)
Level 1 Estimates
Cash equivalents are measured at quoted prices in active markets. These investments are considered cash equivalents due to the short maturity (less than 90 days) of the investments.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of June 30, 2016, we did not hold any marketable securities.
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
As described in Note 3 above, the purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million, representing the USD equivalent at the date of the acquisition, over a twenty-one months month period following the acquisition date. To achieve the maximum payment of $16.2 million, billings of $13.4 million in the 21 month period needed to be achieved. The contingent consideration related to the ClinIntel acquisition was measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. Increases or decreases in the fair value of our contingent consideration liability was primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
In February 2016, we acquired Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The purchase price for the Health Advances acquisition was approximately $67.1 million, plus the potential to pay up to an additional $15.8 million over a thirty-six months period following the acquisition date if Health Advances

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

achieves specific financial targets. The contingent consideration related to the Health Advances acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs for Health Advances at February 10, 2016 and June 30, 2016:

Unobservable Input	February 10, 2016	June 30, 2016
Risk free rate	1%	1%
Revenue Volatility	25%	25%
Projected period of payment	Approximately 3 years	Approximately 3 years
The following table provides a summary of the change in our valuation of the fair value of the contingent consideration, which was determined by Level 3 inputs:

(dollars in millions)	Fair Value
Balance at June 30, 2014	$5.2
Additions of contingent consideration from ClinIntel acquisition	9.9
Change in fair value of contingent consideration	(7.4)
Effect of changes in exchange rates used for translation	(0.4)
Balance at June 30, 2015	7.3
Additions of contingent consideration from Health Advances acquisition	4.5
Change in fair value of contingent consideration	8.7
Payment of contingent consideration	(14.1)
Effect of changes in exchange rates used for translation	(1.2)
Balance at June 30, 2016	$5.2

For fiscal years 2016, 2015 and 2014, the change in fair value of contingent consideration of $8.7 million, $7.4 million and $0.8 million, was recorded in selling, general and administrative expense, respectively.
As of June 30, 2015, the forecasted payout of the contingent consideration was significantly below the maximum payout obligation due to billings through June 30, 2015, which were below the originally forecasted levels. In the second half of calendar year 2015, the billings increased strongly, ahead of plans, which led to the increase in the contingent consideration obligation of $8.2 million. The contingent consideration performance period was primarily completed on November 30, 2015 and the contingent consideration paid was $14.1 million, representing the USD equivalent at the date of the payment. The sellers of ClinIntel have the potential to be paid up to $0.2 million subsequent to June 30, 2016.
For fiscal years 2016 and 2015, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 assets or liabilities over the same periods.
The fair value of the debt under the Notes was estimated to be $100.1 million as of June 30, 2016, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our short-term and long-term debt under the 2016 Credit Agreement approximates fair value because all of the debt bears variable rate interest.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. INCOME TAXES
Domestic and foreign income before income taxes for the last three fiscal years were as follows:

(dollars in millions)	2016	2015	2014
Domestic	$107.1	$101.1	$98.2
Foreign	108.1	99.1	89.7
	$215.2	$200.2	$187.9
Provisions for income taxes for the last three fiscal years were as follows:

(dollars in millions)	2016	2015	2014
Current:
Federal	$(4.9)	$36.6	$27.3
State	4.5	8.6	9.5
Foreign	37.2	23.0	33.2
	36.8	68.2	70.0
Deferred:
Federal	23.2	6.7	4.0
State	1.3	(1.2)	(0.9)
Foreign	(1.0)	(21.3)	(14.3)
	23.5	(15.8)	(11.2)
	$60.3	$52.4	$58.8
Our consolidated effective income tax rate differed from the U.S. federal statutory income tax rate for the last three fiscal years as set forth below:

(dollars in millions)	2016	%	2015	%	2014	%
Income tax expense computed at the federal statutory rate	$75.3	35.0%	$70.1	35.0%	$65.8	35.0%
State income taxes, net of federal benefit	4.3	2.0%	5.1	2.5%	5.4	2.9%
Foreign rate differential	(12.8)	(5.9)%	(4.3)	(2.2)%	(4.9)	(2.6)%
Change in valuation allowances	13.3	6.2%	(0.8)	(0.4)%	(0.5)	(0.3)%
Change in reserves	(5.7)	(2.7)%	(2.1)	(1.0)%	(5.2)	(2.8)%
Research and development	(9.0)	(4.2)%	(13.4)	(6.7)%	(3.3)	(1.7)%
Non-taxable contingent consideration	2.8	1.3%	(1.8)	(0.9)%	(0.3)	(0.2)%
Recognition of subsidiary basis difference	(12.9)	(6.0)%	—	—%	—	—%
Other non-deductible expenses	1.5	0.7%	1.3	0.6%	—	—%
Statutory tax rate changes	0.2	0.1%	(0.6)	(0.2)%	(0.6)	(0.3)%
Other, net	3.3	1.5%	(1.1)	(0.5)%	2.4	1.3%
	$60.3	28.0%	$52.4	26.2%	$58.8	31.3%

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of our net deferred tax assets (liabilities) as of June 30, 2016 and June 30, 2015 were as follows:

(dollars in millions)	2016	2015
Deferred tax assets:
U.S. loss carryforwards	$2.5	$2.5
Foreign loss carryforwards	13.9	4.5
Accrued expenses	49.8	42.6
Tax credit carryforwards	1.7	2.8
Provision for losses on receivables	1.6	2.7
Deferred compensation	13.2	10.0
Deferred revenue	22.6	21.3
Intercompany loans	0.2	1.3
Other	2.0	2.2
Gross deferred tax assets	107.5	89.9
Deferred tax asset valuation allowance	(16.1)	(4.4)
Total deferred tax assets	91.4	85.5
Deferred tax liabilities:
Property and equipment	(43.0)	(6.8)
Revenue recognition	(5.7)	(10.7)
Intangible assets	(29.0)	(35.5)
Other	(5.9)	(4.7)
Total deferred tax liabilities	(83.6)	(57.7)
Net deferred tax assets	$7.8	$27.8
The net deferred tax assets and liabilities included in the consolidated balance sheets as of June 30, 2016 and June 30, 2015 were as follows:

(dollars in millions)	2016	2015
Current deferred tax assets	$—	$59.1
Non-current deferred tax assets	27.1	11.7
Current deferred tax liabilities	—	(10.0)
Non-current deferred tax liabilities	(19.3)	(33.0)
	$7.8	$27.8
At June 30, 2016, federal, state and foreign loss carryforwards of $4.6 million, $30.0 million and $68.7 million, respectively, were available to offset future liabilities for income taxes. The federal net operating losses expire in the fiscal years 2023 through 2034. Included in the state loss carryforwards is $3.4 million attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash. Use of these loss carryforwards is limited based on the future income of certain subsidiaries. The state net operating losses expire in the fiscal years 2017 through 2034. Of the non-U.S. loss carryforwards, $2.1 million will expire between fiscal years 2017 and 2026; the remainder does not expire. We also have U.S. foreign tax credit carryforwards of $0.2 million, which will expire in Fiscal Year 2017 if not utilized. The increase in the foreign capital loss carryforwards is due to the recognition of basis differences in certain foreign subsidiaries post reorganization generating foreign capital loss carryforwards.
A valuation allowance has been established for certain future income tax benefits related to loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. The increase in the valuation allowance in Fiscal Year 2016 was principally due to the establishment of a $12.8 million valuation allowance against the foreign capital loss carryforwards that were generated as a result of a foreign subsidiary reorganization.
In Fiscal Year 2015 we had U.S. foreign tax credit carryforwards of $26.1 million; included in the U.S. foreign tax credit carryforwards was $15.3 million attributable to deductions from the exercise of equity awards. In Fiscal Year 2016 we were able to utilize our foreign tax credit carryforwards, as a result we recorded an incremental $15.3 credit to additional paid-in capital.
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings are indefinitely reinvested. Undistributed earnings of foreign subsidiaries that are indefinitely reinvested are approximately $565.6 million and $479.0 million at June 30, 2016 and June 30, 2015, respectively. Due to the complexities associated with this

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

hypothetical calculation, it is not practicable to estimate the unrecognized deferred tax liability on the earnings that are indefinitely reinvested in foreign operations.
As of June 30, 2016, we had $29.5 million of gross unrecognized tax benefits of which $18.9 million would impact the effective tax rate if recognized. As of June 30, 2015, we had $35.2 million of gross unrecognized tax benefits of which $23.9 million would impact the effective tax rate if recognized. This reserve primarily relates to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
Unrecognized tax benefits represent favorable positions we have taken, or expect to take, on tax returns. These positions have reduced, or are expected to reduce, our income tax liability on our tax returns and financial statements. As a result of the uncertainty associated with these positions, we have established a liability that effectively reverses the previous recognition of the tax benefits, making them “unrecognized.” Our unrecognized income tax benefits activity, excluding accrued interest and penalties, for the last three fiscal years were as follows:

(dollars in millions)	2016	2015	2014
Balance at beginning of year	$35.2	$41.5	$46.6
Additions related to tax positions in prior years	0.1	—	0.8
Additions related to tax positions in the current year	1.0	3.6	—
Reductions related to tax positions in prior years	(5.0)	(0.5)	(1.1)
Reductions related to settlements with tax authorities	—	(6.5)	—
Reductions related to the expiration of statutes	(1.0)	(0.1)	(5.6)
Currency translation adjustments	(0.8)	(2.8)	0.8
Balance at end of year	$29.5	$35.2	$41.5
As of June 30, 2016, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.4 million in the next twelve months primarily as a result of the expiration of statutes of limitation and settlement with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2016 and June 30, 2015, interest and penalties of $3.4 million and $4.2 million, respectively, were included in our liability for unrecognized tax benefits. For Fiscal Years 2016, 2015, and 2014, a benefit of $0.9 million, a benefit of $0.8 million, and an expense of $0.7 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple states, local and foreign jurisdictions. Our U.S. federal, state and local income tax returns for the tax years 2005 to 2015 remain open for examination by the relevant tax authority. In foreign tax jurisdictions, the Company has open tax years dating back to 2002. The extended open tax years for these tax jurisdictions resulted from tax attributes carryover including net operating losses or tax credits from those tax years.
NOTE 15. DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease facilities under operating leases that include renewal and escalation clauses. Rent expense is recorded on a straight-line basis over the lease term. Total rent expense was $58.5 million, $56.4 million, and $59.4 million for Fiscal Years 2016, 2015, and 2014, respectively. Future minimum debt obligations, lease payments under non-cancelable leases, and purchase commitments due as of June 30, 2016 are as follows (excluding future potential payments in connection with acquisitions - see Note 3):

(dollars in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$16.6	$22.8	$22.5	$32.5	$410.0	$—	$504.4
Operating leases	57.2	44.8	35.7	27.4	21.3	99.3	285.7
Purchase commitments*	129.4	31.6	9.6	1.2	0.5	0.2	172.5
Total	$203.2	$99.2	$67.8	$61.1	$431.8	$99.5	$962.6

*includes commitments to purchase software, hardware and services
We have letter-of-credit agreements with banks, totaling approximately $10.8 million, guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term leases. As of June 30, 2016, the obligation expected to be incurred is $13.1 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of June 30, 2016, we recorded contingent consideration liabilities of $5.2 million. See Note 13 to our consolidated financial statements included in this annual report for more information.
We believe, after consultation with counsel or other experts, that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.
NOTE 16. GEOGRAPHIC INFORMATION
Financial information by geographic area for the last three fiscal years was as follows:

(dollars in millions)	2016	2015	2014
Service revenue:
The Americas	$978.5	$1,055.6	$970.9
Europe, Middle East & Africa	819.1	691.1	709.2
Asia/Pacific	296.7	269.3	259.3
Total	$2,094.3	$2,016.0	$1,939.4
Income from operations:
The Americas	$109.3	$112.8	$111.7
Europe, Middle East & Africa	84.5	56.3	51.8
Asia/Pacific	30.2	30.8	36.0
Total	$224.0	$199.9	$199.5
Tangible long-lived assets:
The Americas	$189.5	$161.2
Europe, Middle East & Africa	52.5	61.4
Asia/Pacific	17.3	18.6
Total	$259.3	$241.2
The following countries represented greater than 10% of consolidated service revenue for the last three fiscal years:

(dollars in millions)	2016	2015	2014
Service revenue:
United States	$908.9	$984.7	$902.9
United Kingdom	$251.0	$239.6	$245.1
Germany	N/A*	N/A*	$229.9
* For Fiscal Years 2016 and 2015 service revenue for Germany was less than 10% of our consolidated service revenue.
NOTE 17. SEGMENT INFORMATION
We have three reportable segments: CRS, PC and PI.

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we call PAREXEL Access. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase and PAREXEL Access with Phase II-III due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development,

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(dollars in millions)	CRS	PC	PI	TOTAL
Service revenue:
2016	$1,626.0	$190.4	$277.9	$2,094.3
2015	1,599.1	152.2	264.7	2,016.0
2014	1,508.8	176.4	254.2	1,939.4
Gross profit on service revenue:
2016	$515.0	$88.2	$130.8	$734.0
2015	472.6	71.7	127.5	671.8
2014	462.0	79.5	118.7	660.2
NOTE 18. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for Fiscal Years 2016 and 2015:

	Fiscal Year 2016*
(dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$512.1	$518.5	$527.1	$536.6	$2,094.3
Gross profit	168.9	186.0	189.3	189.8	734.0
Income from operations	35.5	54.6	69.7	64.2	224.0
Net income	24.9	39.4	47.9	42.7	154.9
Diluted earnings per share	$0.45	$0.73	$0.89	$0.80	$2.86

	Fiscal Year 2015
(dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Service revenue	$491.7	$499.3	$502.0	$523.0	$2,016.0
Gross profit	172.9	172.0	164.0	162.9	671.8
Income from operations	53.6	52.8	54.2	39.3	199.9
Net income	37.1	38.8	37.7	34.2	147.8
Diluted earnings per share	$0.67	$0.70	$0.68	$0.61	$2.65

*In the three months ended June 30, 2016, we recorded $12.6 million adjustments related to revenue arrangements recognized in prior periods. The adjustments were recorded as reductions to service revenues in the consolidated statements of income and comprehensive income for the three months ended June 30, 2016. Of these $12.6 million adjustments, approximately $6.7 million related to the nine months ended March 31, 2016, and $5.9 million related to the Fiscal Years 2015. We concluded the effect of these errors was not material to our consolidated financial statements for the current fiscal year, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control-Integrated Framework.
Based on our assessment, the Company's management identified two material weaknesses as described as follows:
•Our control activities in revenue recognition for our Clinical Research Services (CRS) reporting segment were not designed and operating effectively. Specifically, we did not maintain sufficient controls around the timely identification and accounting treatment of contracts and contract amendments. Control activities that were in place (i) did not properly address retrospective or prospective timing impacts and (ii) were not performed on all relevant transactions. In addition, the level of training of company personnel and the level of precision of the management review controls was not sufficient to identify all potential errors.
•As a result of our investigation surrounding the misappropriation of funds by a former employee in Latin America, Management concluded that our control activities around approval of invoices for payment and validation of vendors were not designed and operating effectively for a specific class of vendors. Control activities that were in place (i) did not properly address this specific class of vendors that were added or modified prior to the addition of a new vendor approval control on October 1, 2015 and (ii) were not performed at a level consistent with the Company’s expectations. Management has completed certain procedures to mitigate the gap in internal controls by verifying the authenticity of certain vendors in this class in September 2016. No additional errors or fraud were identified as part of management’s procedures.
As a result of the material weaknesses identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. We will continue to strengthen control processes and procedures already in place to address this weakness and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The revenue recognition remediation efforts are expected to include enhancement of contract amendment reviews and project revenue analytics as well as increased revenue recognition training for finance and non-finance personnel. The vendor payment remediation efforts have largely been completed in September 2016 by verifying authenticity of the majority of this specific class of vendors. Additional remediation efforts are expected to include accounts payable analytic reviews and invoice approval training. Management will report regularly to the Audit Committee regarding the status of the implementation activities.
The control deficiencies described above resulted in certain immaterial misstatements in the preliminary consolidated financial statements that were corrected prior to the issuance of the annual consolidated financial statements. The control deficiencies create a possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis. Therefore we concluded that our internal control and procedures over financial reporting was not effective as of June 30, 2016 due to the material weaknesses in our internal control related to revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors for a specific class of vendors within the expenditure process.
The audited consolidated financial statements of the Company include the results of acquired Health Advances LLC (“Health Advances”). As permitted by the U.S. Securities and Exchange Commission, we excluded this acquisition from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016 were total assets of less than 1%, excluding the effect of purchasing accounting adjustments, and less than 1% of service revenues for the year then ended.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 87.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited the accompanying consolidated balance sheets of PAREXEL International Corporation as of June 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAREXEL International Corporation at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 9, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
September 9, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PAREXEL International Corporation
We have audited PAREXEL International Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PAREXEL International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to revenue recognition at its Clinical Research Services reporting segment and approval of invoices for payment and validation of vendors identified for a specific class of vendors. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated September 9, 2016, which expressed an unqualified opinion on those financial statements.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Health Advances LLC, which is included in the June 30, 2016 consolidated financial statements of PAREXEL International Corporation and constituted less than 1% of total assets, excluding the effect of purchase accounting adjustments, as of June 30, 2016 and less than 1% of service revenues for the year then ended. Our audit of internal control over financial reporting of PAREXL International Corporation also did not include an evaluation of the internal control over financial reporting of Health Advances LLC.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PAREXEL International Corporation has not maintained effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP
Boston, Massachusetts
September 9, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, PAREXEL’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting for revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors for a specific class of vendors within the expenditure process as described above in Management’s Report on Internal Control over Financial Reporting under Item 308 of Regulation S-K.
(b) Changes in Internal Control Over Financial Reporting
Other than the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of our most recently completed fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On August 29, 2016, we learned of a misappropriation of corporate funds in the amount of approximately $0.4 million by a former employee in Latin America.  Based on our investigation of the circumstances surrounding the incident, we believe that the fraudulent activity was limited to the involvement of one former employee and that the circumstances that enabled the fraudulent activity to occur have been identified and corrected.  Additionally, we do not believe the amount of funds misappropriated to be material.  As discussed in more detail above in Management's Report on Internal Control over Financial Reporting, in connection with this matter, Management concluded that our control activities around approval of invoices for payment and validation of vendors were not designed and operating effectively for a specific class of vendors as of June 30, 2016.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this item may be found under the captions “Elections of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
CODE OF ETHICS
PAREXEL has adopted a code of business conduct and ethics applicable to all of its employees, including our principal executive officer and principal financial officer. The code of business conduct and ethics is available on our website (www.parexel.com) under the category “Investor Relations-Corporate Governance.”
Item 11. Executive Compensation
Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Employment and Change of Control Agreements” and “Compensation Committee Report” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to this item may be found under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
	The following financial statements and supplementary data are included in Item 8 of this annual report:
	Reports of Independent Registered Public Accounting Firm for the years ended June 30, 2016, 2015 and 2014	86

	Consolidated Statements of Income and Comprehensive Income for each of the three years ended June 30, 2016, 2015 and 2014	51

	Consolidated Balance Sheets at June 30, 2016 and 2015	52

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2016, 2015 and 2014	54

	Consolidated Statements of Stockholders’ Equity for each of the three years ended June 30, 2016, 2015 and 2014	53

	Notes to Consolidated Financial Statements	55

	2. Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	92

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

	3. Exhibits
	Exhibits filed with this Form 10-K are included on the Exhibit Index, which is incorporated herein by reference, and are filed or furnished as part of this report or are incorporated into this report by reference.	93

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAREXEL INTERNATIONAL CORPORATION

By:	/s/ Josef H. von Rickenbach	Dated:	September 9, 2016
Josef H. von Rickenbach Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Josef H. von Rickenbach		September 9, 2016
Josef H. von Rickenbach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Emma Reeve		September 9, 2016
Emma Reeve	Corporate Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ A. Dana Callow, Jr.		September 9, 2016
A. Dana Callow, Jr.	Director
/s/ Patrick J. Fortune		September 9, 2016
Patrick J. Fortune	Director
/s/ Maykin Ho		September 9, 2016
Maykin Ho	Director
/s/ Eduard E. Holdener		September 9, 2016
Eduard E. Holdener	Director
/s/ Christopher J. Lindop		September 9, 2016
Christopher J. Lindop	Director
/s/ Richard L. Love		September 9, 2016
Richard L. Love	Director
/s/ Ellen M. Zane		September 9, 2016
Ellen M. Zane	Director

SCHEDULE II
PAREXEL INTERNATIONAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at beginning of year	Charged (credited) to income from operations	Other adjustments*	Balance at end of year
Provision for losses on receivables
Year ended June 30, 2014	$4.5	$(0.3)	$(0.1)	$4.1
Year ended June 30, 2015	$4.1	$1.1	$—	$5.2
Year ended June 30, 2016	$5.2	$(1.3)	$2.2	$6.1
* Other adjustments denote the effects of foreign currency exchange, write-offs, and recoveries.

(in millions)	Balance at beginning of year	Charged (credited) to income tax expense	Other adjustments*	Balance at end of year
Valuation allowance for deferred tax assets
Year ended June 30, 2014	$6.0	$(0.3)	$(0.4)	$5.3
Year ended June 30, 2015	$5.3	$0.7	$(1.6)	$4.4
Year ended June 30, 2016	$4.4	$13.2	$(1.5)	$16.1
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

10.39
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and Wells Fargo Bank, National Association, dated September 15, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2015 and incorporated herein by reference).

10.40	PAREXEL International Corporation 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 3, 2015 and in incorporated herein by reference).
10.41
Term Loan Facility Agreement, dated February 10, 2016, between TD Bank and PAREXEL (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 10, 2016, and incorporated herein by this reference).

10.42
Third Amended and Restated Credit agreement, dated as of March 11, 2016, among PAREXEL International Corporation, certain subsidiaries of PAREXEL, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Bank USA, National Association ("HSBC"), U.S. Bank, National Association ("US Bank"), TD Securities (USA) LLC

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