Form 10-Q
period 2016-09-30
PAREXEL INTERNATIONAL CORP
filed 2016-11-15
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2016, there were 53,267,019 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$325.8	$248.6
Billed accounts receivable, net	518.0	506.1
Unbilled accounts receivable, net	293.1	327.9
Prepaid expenses	32.5	23.3
Income taxes receivable	18.2	25.2
Other current assets	41.8	50.1
Total current assets	1,229.4	1,181.2
Property and equipment, net	257.8	259.3
Goodwill	389.4	389.2
Other intangible assets, net	124.7	130.7
Non-current deferred tax assets	30.1	27.1
Long-term income taxes receivable	10.4	10.4
Other assets	39.2	38.3
Total assets	$2,081.0	$2,036.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$18.3	$16.6
Accounts payable	58.4	62.6
Deferred revenue	413.4	420.2
Accrued expenses	35.0	35.0
Accrued restructuring charges, current portion	9.7	14.6
Accrued employee benefits and withholdings	177.9	176.4
Income taxes payable	19.1	21.6
Other current liabilities	14.5	22.4
Total current liabilities	746.3	769.4
Long-term debt, net of current portion	502.1	484.8
Non-current deferred tax liabilities	16.0	19.3
Long-term income tax liabilities	31.7	31.5
Long-term deferred revenue	35.8	38.3
Other liabilities	59.7	59.5
Total liabilities	1,391.6	1,402.8
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.5
Additional paid-in capital	44.2	31.4
Retained earnings	774.7	737.5
Accumulated other comprehensive loss	(130.0)	(136.0)
Total stockholders’ equity	689.4	633.4
Total liabilities and stockholders’ equity	$2,081.0	$2,036.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	September 30, 2016	September 30, 2015
Service revenue	$496.7	$512.1
Reimbursement revenue	79.8	73.1
Total revenue	576.5	585.2
Direct costs	327.7	343.2
Reimbursable out-of-pocket expenses	79.8	73.1
Selling, general and administrative	92.2	94.9
Depreciation	19.3	18.0
Amortization	5.5	5.7
Restructuring (benefit) charge	(1.3)	14.8
Total costs and expenses	523.2	549.7
Income from operations	53.3	35.5
Interest expense, net	(2.6)	(1.6)
Miscellaneous (expense) income, net	(0.8)	1.8
Total other (expense) income	(3.4)	0.2
Income before income taxes	49.9	35.7
Provision for income taxes	12.1	10.8
Net income	$37.8	$24.9

Earnings per common share
Basic	$0.71	$0.45
Diluted	$0.70	$0.45
Weighted average shares outstanding
Basic	52.9	55.0
Diluted	53.7	55.9

Comprehensive income
Net income	$37.8	$24.9
Unrealized gain (loss) on derivative instruments, net of taxes	2.2	(2.2)
Foreign currency translation adjustment	3.8	(15.0)
Total comprehensive income	$43.8	$7.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in millions)

	Three Months Ended
	September 30, 2016	September 30, 2015
Cash flow from operating activities:
Net income	$37.8	$24.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.8	23.7
Stock-based compensation	4.8	5.1
Excess tax benefit from stock-based compensation	—	(1.5)
Deferred income taxes	(6.2)	(7.5)
Fair value adjustment of contingent consideration	—	5.0
Other non-cash items	0.1	1.3
Changes in operating assets and liabilities, net of effects from acquisitions	4.1	3.2
Net cash provided by operating activities	65.4	54.2
Cash flow from investing activities:
Purchases of property and equipment	(18.8)	(30.9)
Acquisition of businesses, net of cash acquired	0.3	—
Net cash used in by investing activities	(18.5)	(30.9)
Cash flow from financing activities:
Proceeds from issuance of common stock, net	7.4	3.7
Excess tax benefit from stock-based compensation	—	1.5
Payments for share repurchase	—	(200.0)
Borrowings under credit agreement/facility	80.0	280.0
Repayments under credit agreement/facility and other debt	(61.1)	(151.4)
Net cash provided by (used in) financing activities	26.3	(66.2)
Effect of exchange rate changes on cash and cash equivalents	4.0	(6.6)
Net increase (decrease) in cash and cash equivalents	77.2	(49.5)
Cash and cash equivalents at beginning of period	248.6	207.4
Cash and cash equivalents at end of period	$325.8	$157.9

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$2.6	$6.9
Cash paid during the period for:
Interest	$4.4	$3.5
Income taxes, net of refunds	$2.0	$4.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2016, results of operations for the three months ended September 30, 2016 and 2015 have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”) filed with the Securities and Exchange Commission on September 9, 2016.
In the three month period ended September 30, 2016, we recorded $5.7 million of adjustments related to revenue arrangements recognized in prior periods. The adjustments were recorded as reductions to service revenues in the consolidated statements of income and comprehensive income for the three months ended September 30, 2016. We concluded the effect of these errors was not material to our consolidated financial statements for the current period, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.
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
Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning clarification of ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations. The new guidance requires either a retrospective or a modified retrospective approach to adoption. In April 2016, the FASB issued ASU No. 2016-10, (“ASU 2016-10”) Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. We are currently evaluating the impact these ASUs will have on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10)Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-01 on our consolidated financial statements.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Standards
In the first quarter of our fiscal year ending June 30, 2017, the Company adopted ASU No. 2014-12 (“ASU 2014-12”), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 permits using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In the first quarter of our fiscal year ending June 30, 2017, the Company adopted ASU No. 2015-16 (“ASU 2015-16”), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In the first quarter of our fiscal year ending June 30, 2017, the Company adopted ASU No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires the presentation of debt issue costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issuance costs continues to be classified as interest expense. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In the first quarter of our fiscal year ending June 30, 2017, the Company adopted ASU No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended September 30, 2016, in the amount of $2.0 million, related to excess tax benefits. The Company has applied the modified retrospective adoption approach beginning in Fiscal Year 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. Prior periods have not been adjusted.

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. As we previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative-effect adjustment as of July 1, 2016 to reduce retained earnings by $0.6 million.

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in Fiscal Year 2017. Prior periods have not been adjusted.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company will no longer be required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company has applied this methodology beginning in Fiscal Year 2017, and prior periods have not been adjusted.

Upon adoption, no other aspects of ASU 2016-09 had a material effect on the Company's unaudited condensed consolidated financial statements or related footnote disclosures.
NOTE 2. – ACQUISITIONS
The pro forma effects of the acquisition described below are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
We accounted for this acquisition as a business combination in accordance with FASB ASC Topic 805, “Business Combinations.” We allocate the amount that we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and that consider management's best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, and estimated useful lives, could result in different purchase price allocations and amortization expense in current and future periods.
Health Advances Acquisition
On January 19, 2016, we entered into a definitive agreement to acquire all of the outstanding equity securities of Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The acquisition closed on February 10, 2016, and is part of the PAREXEL Consulting Services (“PC”) segment.
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
The components of the consideration transferred in conjunction with the Health Advances acquisition and the preliminary fair value allocation of that consideration is as follows (dollars in millions):

Total consideration transferred:
Cash paid, net of cash acquired	$67.1
Fair value of contingent consideration	4.5
Net purchase price	$71.6
Preliminary allocation of consideration transferred:
Accounts receivable	$4.0
Other current assets	0.7
Property and equipment, net	1.0
Deferred tax assets	0.2
Definite-lived intangible assets	15.0
Goodwill	52.5
Total assets acquired	73.4
Current liabilities	1.8
Total liabilities assumed	1.8
Net assets acquired:	$71.6
The amounts above represent our preliminary fair value estimates as of September 30, 2016 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. During the three months ended September 30, 2016, we received a working capital adjustment payment from the sellers of $0.3 million.
The goodwill of $52.5 million arising from the Health Advances acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, as determined based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$11.6	10
Technology	1.8	3
Trade name	1.6	5
Total	$15.0
ExecuPharm, Inc.
On October 3, 2016, we acquired all of the capital stock of privately owned ExecuPharm, Inc. ("ExecuPharm"), a leading global functional service provider, based in Pennsylvania.  ExecuPharm provides clinical monitoring or study management, along with associated operational activities such as onboarding, training, line management, performance management and policy administration.
We paid approximately $135.0 million for the capital stock of ExecuPharm, plus the potential for us to pay an additional $20.0 million if specific financial targets for ExecuPharm are achieved and $5.0 million for management retention bonuses. We funded the acquisition through the use of existing cash held within the United States. We will include ExecuPharm results of operations in our Clinical Research Services business segment. Due to the limited time since the acquisition date, we have not yet completed the initial accounting for this business combination.
NOTE 3. – EQUITY AND EARNINGS PER SHARE
We have authorized 5 million shares of preferred stock at $0.01 par value. As of September 30, 2016 and June 30, 2016, we had no shares of preferred stock issued and outstanding.
We have authorized 150.0 million shares of common stock at $0.01 par value. As of September 30, 2016 and June 30, 2016, respectively, we had 53.3 million and 52.9 million shares of common stock issued and outstanding.
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

(dollars in millions, except per share data)	Three Months Ended
	September 30, 2016	September 30, 2015
Net income attributable to common shares	$37.8	$24.9
Weighted average number of shares outstanding, used in computing basic earnings per share	52.9	55.0
Dilutive common stock equivalents	0.8	0.9
Weighted average shares used in computing diluted earnings per share	53.7	55.9
Basic earnings per share	$0.71	$0.45
Diluted earnings per share	$0.70	$0.45
Anti-dilutive options and restricted stock (excluded from the calculation of diluted earnings per share)	0.8	0.9
Share Repurchase Plan
Fiscal Year 2017 Share Repurchase
On October 26, 2016, we announced that our Board of Directors approved a share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of September 30, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares, representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.
NOTE 4. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2016:

(dollars in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2016	$(130.5)	$(5.5)	$(136.0)
Other comprehensive income before reclassifications	3.8	4.4	8.2
Loss reclassified from accumulated other comprehensive income	—	(2.2)	(2.2)
Net current-period other comprehensive income	$3.8	$2.2	$6.0
Balance as of September 30, 2016	$(126.7)	$(3.3)	$(130.0)
The significant change in our translation adjustment was due primarily to the movements in Euro (EUR), Indian Rupee (INR), Taiwan Dollar (TWD), South African Rand (ZAR) and partially offset by Great British Pound (GBP) exchange rates against the United States Dollar (USD). For the three months ended September 30, 2016, the USD weakened by 1.3%, 1.5%, 3.0% and 9.3% as compared to the EUR, INR, TWD and ZAR between June 30, 2016 and September 30, 2016, respectively; and the USD appreciated by 2.9% against GBP during the same period. The movement in the EUR, INR, TWD and ZAR represents gains of $2.1 million, $1.5 million, $1.1 million, and $1.0 million respectively, out of the $3.8 million foreign currency translation adjustment during the three months ended September 30, 2016. The overall change in our translation adjustment was partially offset by the movement in GBP, representing a loss of $2.8 million.
The details regarding pre-tax gain (loss) on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(dollars in millions)	September 30, 2016	September 30, 2015
Interest rate contracts	$(0.1)	$(0.2)	Interest expense, net
Foreign exchange contracts	(2.6)	(0.2)	Service revenue
Foreign exchange contracts	(0.1)	(2.8)	Direct costs
Total	$(2.8)	$(3.2)
The amounts of gain (loss) reclassified from accumulated other comprehensive income into net income are net of taxes of $0.5 million, and $1.3 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. – STOCK-BASED COMPENSATION
We account for stock-based compensation according to ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(dollars in millions)	Three Months Ended
	September 30, 2016	September 30, 2015
Direct costs	$1.1	$1.2
Selling, general and administrative	3.7	3.9
Total stock-based compensation	$4.8	$5.1
On December 3, 2015, the shareholders approved a new share-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows for the issuance of (i) up to 3.0 million shares of PAREXEL common stock plus (ii) up to an additional 3.4 million shares of PAREXEL common stock from awards under the Existing Plans (as defined below), which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company. We stopped making awards under the Existing Plans upon approval of the 2015 Plan by our shareholders. The term “Existing Plans” refers collectively to the Company’s 2005 Stock Incentive Plan, 2007 Stock Incentive Plan and 2010 Stock Incentive Plan.
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
NOTE 6. RESTRUCTURING CHARGES
In June 2015, the Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program were substantially complete as of June 30, 2016. In Fiscal Year 2015 and the 2016 we recorded restructuring charges of $20.0 million and $27.8 million, respectively, while in the first quarter of Fiscal Year 2017 we recorded a benefit $1.3 million related to the Margin Acceleration Program.
Changes in the restructuring accrual during the first quarter of Fiscal Year 2017 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange	Balance at
(dollars in millions)	June 30, 2016			September 30, 2016
2015 Margin Acceleration Program
Employee severance	$10.5	$(1.0)	$(3.4)	$6.1
Facilities-related	7.1	(0.3)	(0.7)	6.1
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.1	—	—	0.1
Total	$17.7	$(1.3)	$(4.1)	$12.3

Net restructuring charges by segment are as follows:

	Three Months Ended
(dollars in millions)	September 30, 2016	September 30, 2015
CRS	$(0.6)	$8.2
PC	(0.1)	0.5
PI	(0.2)	3.1
Segments total	(0.9)	11.8
Corporate restructuring charges	(0.4)	3.0
Total restructuring charges	$(1.3)	$14.8

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. – SEGMENT INFORMATION
We have three reportable segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV (which we call PAREXEL Access). Our services include clinical trials management and biostatistics, commercialization, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, clinical supply and drug logistics, pharmacovigilance, and investigator site services. We aggregate Early Phase and PAREXEL Access with Phase II-III due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development and targeted communication services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration and commercialization.

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone® RTSM, IMPACT® clinical trials management systems (“CTMS”), DataLabs® electronic data capture, web-based portals, systems integration, electronic patient-reported outcomes, and LIQUENT InSight® Regulatory Information Management (“RIM”) solutions.

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
Our segment results were as follows:

(dollars in millions)	Three Months Ended
	September 30, 2016	September 30, 2015
Service revenue
CRS	$376.3	$410.2
PC	55.0	39.3
PI	65.4	62.6
Total service revenue	$496.7	$512.1
Direct costs
CRS	$262.1	$287.5
PC	30.4	20.2
PI	35.2	35.5
Total direct costs	$327.7	$343.2
Gross profit
CRS	$114.2	$122.7
PC	24.6	19.1
PI	30.2	27.1
Total gross profit	$169.0	$168.9

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
As of September 30, 2016, we had $29.3 million of gross unrecognized tax benefits, of which $18.9 million would impact the effective tax rate if recognized. As of June 30, 2016, we had $29.5 million of gross unrecognized tax benefits, of which $18.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $0.2 million net decrease in gross unrecognized tax benefits is primarily attributable to currency translation adjustments.
As of September 30, 2016, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease by approximately $0.4 million over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2016 and June 30, 2016, $3.6 million and $3.4 million, respectively of gross interest and penalties were included in the liability for unrecognized tax benefits. For the three month periods ended September 30, 2016 and 2015, expenses of $0.2 million and $0.2 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. Our U.S. federal, state and local income tax returns for the tax years 2005 to 2015 remain open for examination by the relevant tax authority. In foreign tax jurisdictions, the Company has open tax years dating back to 2002. The extended open tax years for these jurisdictions resulted from tax attributes carryover including net operating losses or tax credits from those tax years.
For the three months ended September 30, 2016 and 2015, we had effective income tax rates of 24.2% and 30.3%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate. The tax rate for the three months ended September 30, 2016, benefited 4.4% from the adoption of ASU 2016-09 as discussed in Note 1 to these condensed consolidated financial statements.
We are subject to on-going tax audits in various jurisdictions.  Tax authorities may disagree with certain positions we have taken and assess additional taxes.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures.
NOTE 9. – CREDIT AGREEMENTS
2016 Credit Agreement
On March 11, 2016, PAREXEL, certain subsidiaries of PAREXEL; Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swingline Lender and L/C Issuer; Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”); HSBC Bank USA, N.A. (“HSBC”), U.S. Bank, N.A. (“US Bank”); TD Securities (USA) LLC (“TD Securities”) and Wells Fargo Securities, LLC (“Wells Fargo Securities”) as Joint Lead Arrangers and Joint Book Managers, HSBC, US Bank, TD Bank, N.A. (“TD Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo Bank”) as Joint Syndication Agents, and the other lenders party thereto entered into an amended and restated credit agreement (the “2016 Credit Agreement”). The 2016 Credit Agreement provided for a five-year term loan and revolving credit facility in the principal amount of up to $750.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions.
The 2016 Credit Agreement amends and restates the amended and restated credit agreement dated October 15, 2014, (the “2014 Credit Agreement”), by and among the Company, certain subsidiaries of the Company; Bank of America, as Administrative Agent, Swingline Lender and L/C Issuer; MLPFS; J.P. Morgan Securities LLC; HSBC; and US Bank, as Joint Lead Arrangers and Joint Book Managers; JPMorgan Chase Bank N.A., HSBC and US Bank, as Joint Syndication Agents, and the other lenders party thereto.
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
On the closing date of March 11, 2016, after giving effect to the amendment and restatement of the 2014 Credit Agreement and

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the effectiveness of the 2016 Credit Agreement, the Company was obligated under the 2016 Credit Agreement for term loans in the principal amount of $400.0 million and revolving loans in the principal amount of $65.0 million.
As of September 30, 2016, we had $25.0 million borrowed under the revolving credit facility and $395.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.9 million, in our consolidated balance sheet at September 30, 2016. As of September 30, 2016, we had borrowing availability of $325.0 million under the revolving credit facility. Subsequent to September 30, 2016, we used $100.0 million in borrowings under this credit facility in connection with our acquisition of ExecuPharm.
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
The obligations of PAREXEL under the 2016 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2016 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change-of-control default.
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed-to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of September 30, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In May 2013, we entered into an interest rate swap agreement and hedged an additional principal amount of $100.0 million under the 2013 Credit Agreement, with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two-year interest rate swap agreement effective September 30, 2016, which now hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate 1.104%.
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 unless earlier payment had been required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 0.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
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
As of September 30, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
Master Financing Agreement
On June 12, 2015, we entered into a three-year, interest-free Master Financing Agreement for $7.1 million with General Electric Capital Corporation, (“GECC”), in conjunction with a software term license purchase. On June 30, 2015 we received the gross proceeds of $7.1 million from GECC. Repayment of the principal borrowed under the Master Financing Agreement is due annually on July 1 as follows:

•	$1.4 million made on or prior to July 1, 2015;

•	$2.8 million made or prior to July 1, 2016; and

•	$2.8 million paid on or prior to July 1, 2017.
As of September 30, 2016, we had $2.8 million of principal borrowed under the Master Financing Agreement.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our obligations under the 2014 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement, and as of September 30, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
Borrowings (other than swingline loans) under the 2014 Credit Agreement bore interest, at our determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 1.750%) based on the Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 0.500%, and (iii) the one-month LIBOR rate plus 1.000% (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 0.750%) based on the Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 0.750%).
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
In September 2011, we entered into an interest rate swap agreement, which hedged $100.0 million of principal under our prior debt obligations and carried a fixed interest rate of 1.30%. In September 2015, the interest rate swap agreement matured and the related accumulated other comprehensive income was reclassified to net income during the three months ended September 30, 2015.
Note Purchase Agreement
On July 25, 2013, we issued $100.0 million principal amount of 3.11% senior notes due July 25, 2020 (the “Notes”) for aggregate gross proceeds of $100.0 million in a private placement solely to accredited investors. The Notes were issued pursuant to a Note Purchase Agreement entered into by us with certain institutional investors on June 25, 2013 (the “Note Purchase Agreement”). Proceeds from the Notes were used to pay down $100.0 million of principal borrowed under the revolving credit facility of a previous credit agreement. We will pay interest on the outstanding balance of the Notes at a rate of 3.11% per annum, payable semi-annually on January 25 and July 25 of each year until the principal on the Notes shall have become due and payable. We may, at our option, upon notice and subject to the terms of the Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding, plus a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes become due and payable on July 25, 2020, unless payment is required to be made earlier under the terms of the Note Purchase Agreement.
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of September 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of September 30, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2016, we transferred approximately $0.7 million of trade receivables. As of September 30, 2016 and June 30, 2016, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK of $4.5 million, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2016, we had $4.5 million available for borrowing under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2016, we had 4.0 million Euros available for borrowing under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV of 7.5 million Euros, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2016, we had 7.5 million Euros available under this line of credit.
NOTE 10. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described in Note 9 above are as follows:

(dollars in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$10.5	$22.8	$22.5	$32.5	$435.0	$—	$523.3
We have letter-of-credit agreements with banks totaling approximately $10.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different from that reflected in our historical income tax provisions and accruals. Adverse outcomes of tax audits could also result in assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits.
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term lease. As of September 30, 2016, the obligation expected to be incurred was $14.2 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of September 30, 2016, we recorded contingent consideration liabilities of $5.2 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
After consultation with counsel or other experts, we believe that no matters currently pending would have a material impact on our consolidated financial position, results of operations, or liquidity in the event of an adverse outcome, either individually or in aggregate.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to our intercompany transactions, direct costs, services revenues and significant external transactions. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk and inherit rate risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
The following table presents the notional amounts and fair values of our derivatives as of September 30, 2016 and June 30, 2016. All asset and liability amounts are reported in other current and non-current assets and other current and non-current liabilities.

(dollars in millions)	September 30, 2016		June 30, 2016
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$75.8	$3.9	$81.2	$3.5
Derivatives in a liability position:
Interest rate contracts	200.0	(0.6)	200.0	(1.3)
Foreign exchange contracts	97.1	(6.8)	103.3	(8.9)
Total designated derivatives	$372.9	$(3.5)	$384.5	$(6.7)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$94.7	$1.2	$36.2	$1.5
Derivatives in a liability position:
Foreign exchange contracts	19.0	(1.0)	48.0	(1.4)
Total non-designated derivatives	$113.7	$0.2	$84.2	$0.1
Total derivatives	$486.6	$(3.3)	$468.7	$(6.6)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive income (loss) in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended September 30, 2016 and 2015, we recorded a gain of $0.1 million and a loss of $1.0 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(dollars in millions)	Three Months Ended
	September 30, 2016	September 30, 2015
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$0.4	$(0.4)
Foreign exchange contracts	1.8	(1.8)
Total designated derivatives	$2.2	$(2.2)
The unrealized gain (loss) on derivative instruments is net of taxes of $0.8 million and $0.7 million, respectively, for the three months ended September 30, 2016 and 2015. The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $3.3 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded in miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were a gain of $0.1 million and a loss of $2.8 million for the three months ended September 30, 2016 and 2015, respectively.
The unrealized gain (loss) recognized are presented below:

(dollars in millions)	Three Months Ended
	September 30, 2016	September 30, 2015
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$(1.1)	$(0.7)
Total non-designated derivative unrealized loss, net	$(1.1)	$(0.7)
NOTE 12. – FAIR VALUE MEASUREMENTS
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. ASC 820 enables the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair value. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of September 30, 2016, we did not hold any marketable securities.
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

•
Level 3 – Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2016:

(dollars in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5.2)	$(5.2)
Interest rate derivative instruments	—	(0.6)	—	(0.6)
Foreign currency exchange contracts	—	(2.7)	—	(2.7)
Total	$—	$(3.3)	$(5.2)	$(8.5)
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2016:

(dollars in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5.2)	$(5.2)
Interest rate derivative instruments	—	(1.3)	—	(1.3)
Foreign currency exchange contracts	—	(5.3)	—	(5.3)
Total	$—	$(6.6)	$(5.2)	$(11.8)
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
Foreign currency exchange contracts are measured at fair value using a market approach valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by leading third-party financial news and data providers. This is observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.
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
We acquired ClinIntel Limited (“ClinIntel”), a provider of clinical randomization and trial supply management services, which are designed to make patient randomization and clinical supply chain solutions more efficient, in October 2014. The purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date. To achieve the maximum payment of $16.2 million, billings of $13.4 million in the 21-month period needed to be achieved. As of September 30, 2016, we have no further contingent consideration in connection with this acquisition.
In February 2016, we acquired Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The purchase price for the Health Advances acquisition was approximately $67.1 million, plus the potential to pay up to an additional $15.8 million over a thirty-six months period following the acquisition date if Health Advances achieves specific financial targets. The contingent consideration related to the Health Advances acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability were primarily impacted by the likelihood of achieving financial targets, but also by changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Health Advances
Unobservable Input	Range
Risk free rate	1%
Revenue volatility	25%
Projected period of payment	Approximately 3 years

For the three months ended September 30, 2016, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities. For the three months ended September 30, 2015, the change in the fair value of the contingent consideration of $5.0 million was recorded in selling, general and administrative expense. During the three months ended September 30, 2016, the fair value of contingent consideration in the amount of $5.2 million remained unchanged.
The fair value of the debt under the Notes was estimated to be $99.6 million as of September 30, 2016, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our current and long-term debt under the 2014 Credit Agreement approximates fair value because all of the debt bears variable-rate interest.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2016 (the “2016 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur, and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we include in our PAREXEL Access product offering, formerly known as Peri/Post Approval Services. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, pharmacovigilance, and investigator site services. CRS also includes our clinical supply and drug logistics business. We have aggregated Early Phase and PAREXEL Access with Phase II-III due to economic similarities in these operating segments.

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration and commercialization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
For further information on our other critical accounting policies, please refer to the consolidated financial statements and footnotes thereto included in the 2016 10-K.
RESULTS OF OPERATIONS
UPDATE TO THE CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS INCLUDED IN EARNINGS PRESS RELEASE DATED OCTOBER 26, 2016 FOR THE FIRST QUARTER END SEPTEMBER 30, 2016
On October 26, 2016, we filed a Current Report on Form 8-K including the earnings press release announcing our consolidated financial results for the quarter ended September 30, 2016. The consolidated financial statements included in this Quarterly Report on Form 10-Q differ from those included in our earnings press release, primarily reflecting the effect of late identified adjustments to service revenue of $4.2 million, primarily relating to revenue arrangements recognized in prior periods. As a result, our consolidated net income for the quarter ended September 30, 2016 included in this Quarterly Report on Form 10-Q decreased $2.4 million to $37.8 million, or $0.70 per diluted share, as compared to net income of $40.2 million or $0.75 per diluted share, as reported on October 26, 2016.
Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015:
Revenue
Our service revenue by segment was as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease) $	Increase/(Decrease)%
Service revenue
CRS	$376.3	$410.2	$(33.9)	(8.3)%
PC	55.0	39.3	15.7	39.9%
PI	65.4	62.6	2.8	4.5%
Total service revenue	$496.7	$512.1	$(15.4)	(3.0)%
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, assets are not identified by reportable segment.
Service revenue decreased by $15.4 million, or 3.0%, to $496.7 million for the three months ended September 30, 2016 from $512.1 million for the prior fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CRS
On a segment basis, CRS service revenue decreased by $33.9 million, or 8.3%, to $376.3 million for the three months ended September 30, 2016 from $410.2 million for the same period in 2015. CRS service revenue was down due to a high number of cancellations for active studies and large late phase studies reaching completion during the quarter ended September 30, 2016. The decrease was partially offset by growth in our early phase business due to increased business volumes.
PC
PC service revenue increased by $15.7 million, or 39.9%, to $55.0 million for the three months ended September 30, 2016 from $39.3 million for the same period in 2015. The increase was due to new partnerships, an increase in the number of projects and an additional $9.1 million in revenue from the acquisition of Health Advances in the third quarter of Fiscal Year 2016.
PI
PI service revenue increased by $2.8 million, or 4.5%, to $65.4 million for the three months ended September 30, 2016 from $62.6 million for the three months ended September 30, 2015. The increase in service revenue was primarily driven by increased demand in our medical imaging service line.
Reimbursement Revenue
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Our direct costs and service gross profit by segment were as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease) $	Increase/(Decrease)%
Direct costs
CRS	$262.1	$287.5	$(25.4)	(8.8)%
PC	30.4	20.2	10.2	50.5%
PI	35.2	35.5	(0.3)	(0.8)%
Total direct costs	$327.7	$343.2	$(15.5)	(4.5)%
Gross profit
CRS	$114.2	$122.7	$(8.5)	(6.9)%
PC	24.6	19.1	5.5	28.8%
PI	30.2	27.1	3.1	11.4%
Total gross profit	$169.0	$168.9	$0.1	0.1%

Direct costs decreased by $15.5 million, or 4.5%, to $327.7 million for the three months ended September 30, 2016 from $343.2 million for the three months ended September 30, 2015. As a percentage of total service revenue, direct costs decreased to 66.0% from 67.0% for the respective periods. The gross margin increase was mainly driven by our Margin Acceleration Program, margin expansion in the PI business and the addition of Health Advances in the PC segment, partially offset by a decrease in the CRS segment.
CRS
On a segment basis, CRS direct costs decreased by $25.4 million, or 8.8%, to $262.1 million for the three months ended September 30, 2016 from $287.5 million for the three months ended September 30, 2015. This decrease resulted primarily from decreased revenue, lower fixed and variable compensation expense and cost incurred in connection with our Margin Acceleration Program. As a percentage of CRS service revenue, CRS direct costs decreased to 69.7% for the three months ended September 30, 2016 from 70.1% for the same period in 2015 due primarily to lower labor costs as a result of our Margin Acceleration Program.
PC
PC direct costs increased by $10.2 million, or 50.5%, to $30.4 million for the three months ended September 30, 2016 from $20.2 million for the three months ended September 30, 2015 largely due to an increase in revenue. As a percentage of PC service revenue, direct costs increased to 55.3% from 51.4% for the respective periods due primarily to a less favorable revenue mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

PI
PI direct costs decreased slightly by $0.3 million, or 0.8%, to $35.2 million for the three months ended September 30, 2016 from $35.5 million for the three months ended September 30, 2015. As a percentage of PI service revenue, PI direct costs decreased to 53.8% for the three months ended September 30, 2016 from 56.7% for the same period in 2015 primarily due to higher business volume, increased staff utilization due to increased project volume and lower costs due to our Margin Acceleration Program.
Selling, General and Administrative ("SG&A")
SG&A expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Selling, general and administrative	$92.2	$94.9	(2.8)%
% of service revenues	18.6%	18.5%
SG&A expense decreased by 2.8% for the three months ended September 30, 2016 compared to the same period in 2015. This decrease was primarily due to lower fixed and variable compensation expense, a $5.0 million change in the fair value of contingent consideration in the prior period and the effect of efficiency initiatives for our support functions. These decreases were partially offset by lower amounts of labor being capitalized on information technology infrastructure projects. As a percentage of service revenue, SG&A expense was relatively flat at 18.6% of service revenue for the three months ended September 30, 2016 compared to 18.5% of service revenue for the three months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Depreciation and amortization	$24.8	$23.7	4.6%
% of service revenues	5.0%	4.6%
Depreciation and amortization expense increased by 4.6%, for the three months ended September 30, 2016 compared to the same period in 2015. Amortization expense was relatively flat quarter over quarter. The increase in depreciation was primarily related to an increase in capital spending. As a percentage of service revenue, depreciation and amortization expense was 5.0% for the three months ended September 30, 2016 compared with 4.6% for the same period in 2015.
Restructuring Charge
Restructuring expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Restructuring (benefit) charge	$(1.3)	$14.8	(108.8)%
In June 2015, we adopted the Margin Acceleration Program to restructure our operations to improve the productivity and efficiency of the Company simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three months ended September 30, 2016, we recorded a net $1.3 million restructuring benefit related to the Margin Acceleration Program, which consisted of changes in estimates on employee separation benefits and lease termination costs. From the announcement of the program through September 30, 2016, we recorded a net $46.5 million restructuring charge related to the Margin Acceleration Program, which consisted of $37.5 million of employee separation benefits and $9.0 million of lease termination related costs. The Margin Acceleration Program is companywide. The activities under the Margin Acceleration Program were substantially complete as of September 30, 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income from Operations
Income from Operations is summarized as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Income from operations	$53.3	$35.5	50.1%
Operating margin	10.7%	6.9%
This increase in both income from operations and operating margin was due primarily to lower direct costs, which included a $1.3 million benefit related to the Margin Acceleration Program and lower labor costs and lower SG&A. These decreases were partially offset by lower service revenue.
Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Interest expense, net	$(2.6)	$(1.6)	62.5%
Miscellaneous (expense) income	(0.8)	1.8	(144.4)%
Other (expense) income, net	$(3.4)	$0.2	>1000%
The $3.6 million decrease in net other expense was primarily due to a $2.6 million decrease in miscellaneous income and a $1.0 million increase in net interest expense. Net interest expense increased as a result of larger debt balances during the three months ended September 30, 2016. Net foreign currency exchange losses were recorded during the three months ended September 30, 2016 in miscellaneous expense as compared to net foreign currency exchange gains in September 30, 2015 in miscellaneous income.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the three months ended September 30, 2016 and 2015:

(dollar amounts in millions)	Three Months Ended
	September 30, 2016	September 30, 2015	Increase/(Decrease)%
Provision for income taxes	$12.1	$10.8	12.0%
Effective tax rate	24.2%	30.3%
The tax rates for the three months ended September 30, 2016 and 2015, each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. The tax rate for the three months ended September 30, 2016 benefited 4.4% from the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as further described in Note 1 to our consolidated financial statements included in this quarterly report.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities to fund business acquisitions and working capital. Investing activities primarily reflect capital expenditures for information systems enhancements and leasehold improvements. As of September 30, 2016, we had cash and cash equivalents of approximately $325.8 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of September 30, 2016 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such restrictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, account receivables balances, and deferred revenue as of and for the three months ended September 30, 2016 and June 30, 2016:

(dollar amounts in millions)	September 30, 2016	June 30, 2016
Billed accounts receivable, net	$518.0	$506.1
Unbilled accounts receivable, net	293.1	327.9
Total accounts receivable	811.1	834.0
Deferred revenue	449.2	458.5
Net receivables	$361.9	$375.5

DSO (in days)	49	48
DSO for the three months ended September 30, 2016 was largely unchanged compared with the three months ended June 30, 2016.
CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Three Months Ended
	September 30,		Percentage
(dollar amounts in millions)	2016	2015	Change
Net cash provided by operating activities	$65.4	$54.2	20.7%
Net cash used in investing activities	(18.5)	(30.9)	(40.1)%
Net cash provided by (used in) financing activities	26.3	(66.2)	139.7%
Effect of exchange rate changes on cash	4.0	(6.6)	160.6%
Net increase (decrease) in cash and cash equivalents	$77.2	$(49.5)	256.0%
Operating Activities
The cash flows provided by operating activities during the three months ended September 30, 2016 primarily resulted from $37.8 million in net income and $29.6 million in depreciation, amortization and stock-based compensation expenses partially offset by a credit to deferred income taxes. The increase in our operating cash flows was driven by increased profitability due to our Margin Acceleration Program. The changes in working capital were driven by a $21.0 million increase in billed and unbilled accounts receivable and were partially offset by a decrease of $8.8 million in accrued expenses and other liabilities and $7.0 million decrease in deferred revenue. The increases in billed and unbilled accounts receivable and deferred revenue were due to the timing of achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The decrease in accrued expenses and other current liabilities was primarily attributable to a decrease in payables due to a tax legal settlement.
The cash flows provided by operating activities during the three months ended September 30, 2015 primarily resulted from net income of $24.9 million, $28.8 million in depreciation, amortization and stock-based compensation expenses partially offset by changes in working capital. The changes in working capital were driven by a $20.9 million increase in accrued expenses and other current liabilities, and a $13.4 million increase in net income tax liabilities, offset by a $24.0 million decrease in accounts payable. The increase in accrued expenses and other current liabilities was due to the revaluation of the earn-out contingent consideration liability associated with a certain acquisition and the increase in net income tax liabilities was due to the timing of tax payments. The decrease in accounts payable was due to the timing of invoices.
Investing Activities
The net cash used in investing activities during the three months ended September 30, 2016 was primarily driven by capital expenditures of $18.8 million. The capital expenditures in the current year are lower than in the prior year due primarily to decreased spending on information technology infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the three months ended September 30, 2015, we had $30.9 million in capital expenditures.
Financing Activities
During the three months ended September 30, 2016, we received a net amount of $18.9 million under the 2016 Credit Agreement (as defined below) and $7.4 million in proceeds related to employee stock purchases.
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
As of September 30, 2016, we had $25.0 million borrowed under the revolving credit facility and $395.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.9 million in our consolidated balance sheet at September 30, 2016. As of September 30, 2016, we had borrowing availability of $325.0 million under the revolving credit facility. Subsequent to September 30, 2016, we used $100.0 million in borrowings under this credit facility in connection with our acquisition of ExecuPharm.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with a maximum net leverage ratio and a minimum interest coverage ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of September 30, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
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
In May 2013, we entered into an interest rate swap agreement and hedged an additional principal amount of $100.0 million under a prior credit agreement with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
On October 1, 2015, we entered into a two year interest rate swap agreement effective September 30, 2016, which now hedges an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate 1.104%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
As of September 30, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of September 30, 2016, we had $2.8 million principal borrowed under the Master Financing Agreement.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement and as of September 30, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of September 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of September 30, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the three months ended September 30, 2016, we transferred approximately $0.7 million of trade receivables. As of September 30, 2016 and June 30, 2016, no transfers were accounted for as a financing activity.
Additional Lines of Credit
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. As of September 30, 2016, we had $4.5 million available for borrowing under this line of credit.
We have a cash pool facility with RBS Nederland, NV in the amount of 4.0 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. As of September 30, 2016, we had 4.0 million Euros available for borrowing under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV in the amount of 7.5 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At September 30, 2016, we had 7.5 million Euros available for borrowing under this line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of September 30, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(dollars in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$10.5	$22.8	$22.5	$32.5	$435.0	$—	$523.3
We have letter-of-credit agreements with banks totaling approximately $10.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
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
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term leases. As of September 30, 2016, the obligation expected to be incurred was $14.2 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of September 30, 2016, we recorded contingent consideration liabilities of $5.2 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
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
Credit Agreements Term Loan and Note Purchase Agreement
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
Share Repurchases
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

operations, existing credit facilities, or new financing.  On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of September 30, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares representing the final settlement of the 2016 Agreement, and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016. On October 26, 2016, we announced that our Board of Directors approved a share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the three months ended September 30, 2016 and 2015, we derived approximately 60.7% and 54.8% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the three months ended September 30, 2016, our Euro-denominated service revenue accounted for 12.6% of our consolidated service revenue and our Yen-denominated service revenue accounted for 3.7% of our consolidated service revenue. For the three months ended September 30, 2015, our Euro-denominated service revenue accounted for 10.5% of our consolidated service revenue. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of September 30, 2016, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective. The notional values of the derivatives were approximately $372.9 million, including two interest rate swap agreements with a total notional value of $200.0 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of September 30, 2016, the estimated amount that could be recognized in earnings was a loss of approximately $3.3 million, net of tax.
As of September 30, 2016, the notional value of derivatives that were not designated as hedging instruments under ASC 815 was approximately $113.7 million.
During the three months ended September 30, 2016 and 2015, we recorded net foreign currency exchange losses of $0.9 million and gains of $2.4 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $18.3 million as of September 30, 2016 and $16.6 million as of June 30, 2016. Long-term debt was $505.0 million as of September 30, 2016 and $487.8 million as of June 30, 2016. As of September 30, 2016, $200.0 million of borrowings under our 2016 Credit Agreement were hedged under two interest rate swap agreements, and $100.0 million in aggregate principal amount outstanding under the Notes carry a fixed interest rate of 3.11%. Based on average total debt for the three months ended September 30, 2016, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $2.2 million on an annual basis. On October 1, 2015, we entered into a two-year interest rate swap agreement effective September 30, 2016 and hedged an additional principal amount of $100.0 million under the 2016 Credit Agreement with a fixed interest rate of 1.104%.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control related to revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016, and as described below, our disclosure controls and procedures were not effective as of September 30, 2016.
PREVIOUSLY REPORTED MATERIAL WEAKNESS
As reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal control over financial reporting for revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors for a specific class of vendors within the expenditure process.
MANAGEMENT'S PLAN FOR REMEDIATION
Management is in the process of designing and implementing a remediation plan intended to address the control deficiencies which resulted in the material weaknesses described above, which are not yet remediated. The revenue recognition remediation efforts are expected to include enhancement of contract amendment reviews and project revenue analytics as well as increased revenue recognition training and communication of policies and procedures for finance and non-finance personnel. The vendor payment remediation efforts have largely been completed in September 2016 by verifying authenticity of the majority of this specific class of vendors. Additional remediation efforts underway include accounts payable analytic reviews and invoice training.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the identification of the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would have a material impact on our consolidated financial statements in the event of an adverse outcome.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for Fiscal Year 2016 filed with the SEC on September 9, 2016, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for Fiscal Year 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2016 there were no repurchases of our equity securities.
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

PAREXEL International Corporation

Date:	November 14, 2016	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By: /s/ Emma Reeve

Emma Reeve
Corporate Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.40.1*	Form of Restricted Stock Agreement for executive officers under the Company’s 2015 Stock Incentive Plan.

10.40.2*	Form of Restricted Stock Unit Agreement for executive officers under the Company’s 2015 Stock Incentive Plan.

10.40.3*	Form of Stock Option Agreement for executive officers under the Company’s 2015 Stock Incentive Plan.

10.40.4*	Form of Performance Restricted Stock Unit Agreement for executive officers under the Company’s 2015 Stock Incentive Plan.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or any compensatory plan, contract or arrangement.