Form 10-Q
period 2016-12-31
PAREXEL INTERNATIONAL CORP
filed 2017-02-09
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 6, 2017, there were 50,954,585 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$252.4	$248.6
Billed accounts receivable, net	640.5	506.1
Unbilled accounts receivable, net	277.6	327.9
Prepaid expenses	26.7	23.3
Income taxes receivable	17.3	25.2
Other current assets	59.6	50.1
Total current assets	1,274.1	1,181.2
Property and equipment, net	252.4	259.3
Goodwill	441.0	389.2
Other intangible assets, net	203.6	130.7
Non-current deferred tax assets	27.4	27.1
Long-term income taxes receivable	9.9	10.4
Other assets	38.0	38.3
Total assets	$2,246.4	$2,036.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$20.8	$16.6
Accounts payable	102.4	62.6
Deferred revenue	453.7	420.2
Accrued expenses	36.3	35.0
Accrued restructuring charges, current portion	5.6	14.6
Accrued employee benefits and withholdings	137.9	176.4
Income taxes payable	17.2	21.6
Other current liabilities	27.4	22.4
Total current liabilities	801.3	769.4
Long-term debt, net of current portion	756.9	484.8
Non-current deferred tax liabilities	16.9	19.3
Long-term income tax liabilities	30.9	31.5
Long-term deferred revenue	37.3	38.3
Other liabilities	68.0	59.5
Total liabilities	1,711.3	1,402.8
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.5
Additional paid-in capital	—	31.4
Retained earnings	691.7	737.5
Accumulated other comprehensive loss	(157.1)	(136.0)
Total stockholders’ equity	535.1	633.4
Total liabilities and stockholders’ equity	$2,246.4	$2,036.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Service revenue	$534.4	$518.5	$1,031.1	$1,030.6
Reimbursement revenue	77.8	85.7	157.6	158.8
Total revenue	612.2	604.2	1,188.7	1,189.4
Direct costs	350.9	332.5	678.6	675.7
Reimbursable out-of-pocket expenses	77.8	85.7	157.6	158.8
Selling, general and administrative	95.6	97.4	187.8	192.3
Depreciation	19.1	17.9	38.4	35.9
Amortization	7.2	5.7	12.7	11.4
Restructuring charge	1.6	10.4	0.3	25.2
Total costs and expenses	552.2	549.6	1,075.4	1,099.3
Income from operations	60.0	54.6	113.3	90.1
Interest expense, net	(2.8)	(2.1)	(5.4)	(3.7)
Miscellaneous (expense) income, net	(17.7)	(0.1)	(18.5)	1.7
Total other expense	(20.5)	(2.2)	(23.9)	(2.0)
Income before income taxes	39.5	52.4	89.4	88.1
Provision for income taxes	17.7	13.0	29.8	23.8
Net income	$21.8	$39.4	$59.6	$64.3

Earnings per common share
Basic	$0.42	$0.74	$1.14	$1.19
Diluted	$0.41	$0.73	$1.12	$1.17
Weighted average shares outstanding
Basic	52.0	53.3	52.4	54.1
Diluted	52.7	54.0	53.2	54.9

Comprehensive income
Net income	$21.8	$39.4	$59.6	$64.3
Unrealized (loss) gain on derivative instruments, net of taxes	(1.1)	(0.1)	1.1	(2.2)
Foreign currency translation adjustment	(26.0)	(12.2)	(22.2)	(27.2)
Total comprehensive (loss) income	$(5.3)	$27.1	$38.5	$34.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	December 31, 2016	December 31, 2015
Cash flow from operating activities:
Net income	$59.6	$64.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.1	47.3
Stock-based compensation	10.4	9.9
Excess tax benefit from stock-based compensation	—	(2.7)
Unrealized forward contract loss on share repurchase	20.3	—
Deferred income taxes	(1.5)	(7.1)
Fair value adjustment of contingent consideration	(0.6)	8.2
Other non-cash items	0.1	(0.1)
Changes in operating assets and liabilities, net of effects from acquisitions	(27.9)	(34.1)
Net cash provided by operating activities	111.5	85.7
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(148.3)	—
Purchases of property and equipment	(33.2)	(53.3)
Net cash used in investing activities	(181.5)	(53.3)
Cash flow from financing activities:
Proceeds from issuance of common stock, net	12.8	10.2
Excess tax benefit from stock-based compensation	—	2.7
Payments for share repurchase	(200.0)	(200.0)
Borrowings under credit agreement/facility	419.2	475.0
Repayments under credit agreement/facility and other debt	(142.8)	(358.9)
Net cash provided by (used in) financing activities	89.2	(71.0)
Effect of exchange rate changes on cash and cash equivalents	(15.4)	(14.8)
Net increase (decrease) in cash and cash equivalents	3.8	(53.4)
Cash and cash equivalents at beginning of period	248.6	207.4
Cash and cash equivalents at end of period	$252.4	$154.0

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$4.7	$6.3
Cash paid during the period for:
Interest	$8.8	$5.4
Income taxes, net of refunds	$22.5	$9.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2016 and, results of operations for the three and six months ended December 31, 2016 and 2015 have been included. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”) filed with the Securities and Exchange Commission on September 9, 2016.
In the three and six month periods ended December 31, 2016, we recorded $2.4 million and $8.3 million, respectively, of adjustments related to revenue arrangements recognized in prior periods. The adjustments were recorded as reductions to service revenues in the consolidated statements of income and comprehensive income for the three and six months ended December 31, 2016. We concluded that the effect of these errors was not material to our consolidated financial statements for the current period, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. As originally issued, ASU 2014-09 will be effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB approved the proposal to defer the effective date of this standard by one year. Early adoption is permitted for annual periods beginning after December 16, 2016. The Company will adopt ASU 2014-09 effective July 1, 2018. We are assessing the impact of adopting ASU 2014-09 on our consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10)Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are assessing the impact of adopting ASU No. 2016-01 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification® Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C-Background Information and Basis for Conclusions. This ASU requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are assessing the impact of adopting ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05 (“ASU 2016-05”), Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a Consensus of the Emerging Issues Task Force). This ASU

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are assessing the impact of adopting ASU 2016-05 on our consolidated financial statements.
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
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for six months ended December 31, 2016, in the amount of $2.3 million related to excess tax benefits. The Company has applied the modified retrospective adoption approach beginning in Fiscal Year 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. Prior periods have not been adjusted.
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
We paid approximately $148.9 million for the capital stock of ExecuPharm, plus the potential for us to pay an additional $20 million if specific financial targets for ExecuPharm are achieved, and $5.0 million for management retention bonuses. In addition, we made a 338(h)(10) tax election with respect to the ExecuPharm acquisition. Under the 338(h)(10) election, ExecuPharm was deemed to have sold and repurchased its assets at fair market value. In connection with this election, the Company will provide the seller with a tax gross-up payment, which is expected to be paid during the fourth quarter of our Fiscal Year 2017, in the estimated amount of $9.3 million. We funded the acquisition through the use of existing cash held within the United States and $100 million from our credit agreement as defined in Note 10. We will include ExecuPharm results of operations in our Clinical Research Services business segment.
The components of the consideration transferred in conjunction with the ExecuPharm acquisition and the preliminary allocation of that consideration is as follows (in millions):

Total consideration transferred:
Cash paid, net of cash acquired	$148.5
Fair value of contingent consideration	9.4
Deferred payment	9.3
Net purchase price	$167.2
Preliminary allocation of consideration transferred:
Accounts receivable	$29.2
Other current assets	0.1
Property and equipment, net	0.9
Definite-lived intangible assets	87.1
Goodwill	58.6
Total assets acquired	175.9
Current liabilities	8.7
Total liabilities assumed	8.7
Net assets acquired:	$167.2
The amounts above represent our preliminary fair value estimates as of December 31, 2016 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates.
The goodwill of $58.6 million arising from the ExecuPharm acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$85.5	15
Trade name	1.6	2
Total	$87.1
Health Advances Acquisition
On January 19, 2016, we entered into a definitive agreement to acquire all of the outstanding equity securities of Health Advances, LLC (“Health Advances”), an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific, and business expertise to provide strategic advice to executives leading life sciences companies and investors. The acquisition closed on February 10, 2016 and is part of the PAREXEL Consulting Services (“PC”) segment.
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
The amounts above represent our preliminary fair value estimates as of December 31, 2016 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. During the six months ended December 31, 2016, we received a working capital adjustment payment from the sellers of $0.2 million.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Medical Affairs Company, LLC
On February 1, 2017, the Company entered into a definitive agreement to acquire The Medical Affairs Company, LLC, a leading provider of outsourced medical affairs services to the pharmaceutical, biotechnology, and medical device industries. The acquisition is expected to close during the third quarter of our Fiscal Year 2017.

NOTE 3. – EQUITY AND EARNINGS PER SHARE
We have authorized 5.0 million shares of preferred stock at $0.01 par value. As of December 31, 2016 and June 30, 2016, we had no shares of preferred stock issued and outstanding.
We have authorized 150.0 million shares of common stock at $0.01 par value. As of December 31, 2016 and June 30, 2016, respectively, we had 50.9 million and 52.9 million shares of common stock issued and outstanding.
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

(in millions, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income attributable to common stock	$21.8	$39.4	$59.6	$64.3
Weighted average number of shares outstanding, used in computing basic earnings per share	52.0	53.3	52.4	54.1
Dilutive common stock equivalents	0.7	0.7	0.8	0.8
Weighted average number of shares outstanding used in computing diluted earnings per share	52.7	54.0	53.2	54.9
Basic earnings per share	$0.42	$0.74	$1.14	$1.19
Diluted earnings per share	$0.41	$0.73	$1.12	$1.17
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	0.6	1.4	0.8	1.2
Share Repurchase Plan
Fiscal Year 2017 Share Repurchase
On October 26, 2016, we announced that our Board of Directors approved a share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On November 21, 2016, we entered into an agreement (the “2017 Agreement”) to purchase shares of our common stock from HSBC, National Association (“HSBC”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the estimated shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2016, we recorded the $160.0 million payment, which represents the 80% of the shares we repurchased, as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. The remaining $40.0 million, which is an advanced payment accounted for as a forward share repurchase contract, was recorded as within other current assets within the condensed consolidated balance sheet. During the three months ended December 31, 2016, the fair value of the forward share repurchase contract in the amount of $40.0 million decreased by $20.3 million.
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016, we received 0.9 million shares representing the final settlement of the 2016 Agreement and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.

NOTE 4. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2016:

(in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2016	$(130.5)	$(5.5)	$(136.0)
Other comprehensive loss before reclassifications	(22.2)	(3.6)	(25.8)
Loss reclassified from accumulated other comprehensive income	—	4.7	4.7
Net current-period other comprehensive (loss) gain	$(22.2)	$1.1	$(21.1)
Balance as of December 31, 2016	$(152.7)	$(4.4)	$(157.1)
The change in our translation adjustment was due primarily to the movements in the Japanese Yen (JPY), Great British Pound (GBP) and Euro (EUR) exchange rates against the United States Dollar (USD). The USD strengthened by 12.1%, 8.2% and 4.9% versus the JPY, GBP and EUR, respectively, between June 30, 2016 and December 31, 2016. The movement in the JPY, GBP and EUR represented $3.0 million, $8.4 million and $8.6 million, respectively, out of the $22.2 million foreign currency translation adjustment during the six months ended December 31, 2016. The remaining foreign currency translation adjustment is attributable to the USD appreciation against other major world-wide currencies, including Chinese Yuan, Canadian Dollar, Argentine Peso and Ukrainian Hryvnia.
The details regarding pre-tax loss on derivative instruments reclassified to net income from accumulated other comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	December 31, 2016	December 31, 2015
Interest rate contracts	$(0.2)	$(0.1)	Interest expense, net
Foreign exchange contracts	(2.1)	(0.2)	Service Revenue
Foreign exchange contracts	(0.7)	(1.8)	Direct Costs
Total	$(3.0)	$(2.1)

	Six Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	December 31, 2016	December 31, 2015
Interest rate contracts	$(0.2)	$(0.3)	Interest expense, net
Foreign exchange contracts	(4.8)	(0.4)	Service Revenue
Foreign exchange contracts	(0.8)	(4.6)	Direct Costs
Total	$(5.8)	$(5.3)
The amounts of loss reclassified from accumulated other comprehensive income into net income are net of taxes of $0.7 million, and $1.2 million for the three and six months ended December 31, 2016, respectively.
The amounts of loss reclassified from accumulated other comprehensive income into net income are net of taxes of $0.8 million, and $2.1 million for the three and six months ended December 31, 2015, respectively.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. – STOCK-BASED COMPENSATION
We account for stock-based compensation according to FASB ASC 718, “Compensation—Stock Compensation.” The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Direct costs	$1.1	$1.0	$2.2	$2.2
Selling, general and administrative	4.5	3.8	8.2	7.7
Total stock-based compensation	$5.6	$4.8	$10.4	$9.9
On December 3, 2015, the Company's shareholders approved a new share-based compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows for the issuance of up to the sum of (i) 3.0 million shares of PAREXEL common stock plus (ii) up to an additional 3.4 million shares of PAREXEL common stock from awards under the Existing Plans (as defined below), which expire, terminate or are otherwise surrendered, canceled, forfeited, or repurchased by the Company. The Company stopped making awards under its Existing Plans upon approval of the 2015 Plan by its shareholders. The term “Existing Plans” refers collectively to the Company’s 2005 Stock Incentive Plan, 2007 Stock Incentive Plan, and 2010 Stock Incentive Plan.
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

NOTE 6. RESTRUCTURING CHARGES
In June 2015, the Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program were substantially complete as of June 30, 2016. In Fiscal Years 2015 and 2016, we recorded restructuring charges of $20.0 million and $27.8 million, respectively. In the first quarter of Fiscal Year 2017, we recorded a benefit of $1.3 million, while in the second quarter of Fiscal Year 2017, we recorded a restructuring charge of $1.6 million related to the Margin Acceleration Program.
Changes in the restructuring accrual during the first six months of Fiscal Year 2016 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange/Other	Balance at
	June 30, 2016			December 31, 2016
2015 Margin Acceleration Program
Employee severance	$10.5	$(0.5)	$(6.8)	$3.2
Facilities-related	7.1	0.8	(2.8)	5.1
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.1	—	—	0.1
Total	$17.7	$0.3	$(9.6)	$8.4

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net restructuring charges by segment are as follows:

	Six Months Ended
(dollars in millions)	December 31, 2016	December 31, 2015
CRS	$(0.7)	$12.2
PC	(0.1)	0.7
PI	2.6	7.6
Segment Total	1.8	20.5
Corporate restructuring charges	(1.5)	4.7
Total restructuring charges	$0.3	$25.2
2017 Restructuring Plan
On January 6, 2017, the Company approved a plan to restructure its operations to improve the productivity and efficiency of the company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The restructuring initiative is company-wide. These actions are expected to result in pre-tax charges in the range of $25.0 million to $35.0 million, all of which are anticipated to be cash expenditures.

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

We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other income (expense), and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore assets are not identified by reportable segment.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our segment results were as follows:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Service revenue
CRS	$408.9	$407.1	$785.2	$817.3
PC	54.6	41.4	109.6	80.7
PI	70.9	70.0	136.3	132.6
Total service revenue	$534.4	$518.5	$1,031.1	$1,030.6
Direct costs
CRS	$284.5	$274.4	$546.6	$561.9
PC	30.9	20.8	61.3	41.0
PI	35.5	37.3	70.7	72.8
Total direct costs	$350.9	$332.5	$678.6	$675.7
Gross profit
CRS	$124.4	$132.7	$238.6	$255.4
PC	23.7	20.6	48.3	39.7
PI	35.4	32.7	65.6	59.8
Total gross profit	$183.5	$186.0	$352.5	$354.9

NOTE 8. – INCOME TAXES
We determine our global provision for corporate income taxes in accordance with ASC 740, “Income Taxes.” We recognize our deferred tax assets and liabilities based upon the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Further, we follow a methodology in which we identify, recognize, measure, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The methodology is based on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances. Our quarterly effective income tax rate reflects management’s estimates of our annual projected profitability in the various taxing jurisdictions in which we operate. Since the statutory tax rates differ in the jurisdictions in which we operate, changes in the distribution of profits and losses may have a significant impact on our effective income tax rate.
For the three months ended December 31, 2016 and 2015, we had effective income tax rates of 44.8% and 24.8%, respectively. The tax rate for the three months ended December 31, 2016 was higher than the expected statutory rate of 35% primarily due to the non-deductibility of the unrealized loss on the fair value adjustment of $20.3 million in connection with the accelerated share repurchase program, which increased the tax rate by15.2%, and was partially offset by the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate. The tax rate for the three months ended December 31, 2015 was lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate.
For the six months ended December 31, 2016 and 2015, we had effective income tax rates of 33.3% and 27.0%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate. The tax rate for the six months ended December 31, 2016, benefited 2.5% from the adoption of ASU 2016-09 as discussed in Note 1 to these condensed consolidated financial statements, and increased by 6.1% due to the non-deductibility of the unrealized loss on the fair value adjustment of $20.3 million in connection with accelerated share repurchase program.
As of December 31, 2016, we had $28.9 million of gross unrecognized tax benefits, of which $18.7 million would impact the effective tax rate if recognized. As of June 30, 2016, we had $29.5 million of gross unrecognized tax benefits, of which $18.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable. The $0.7 million net decrease in gross unrecognized tax benefits is primarily attributable to currency translation adjustments.
As of December 31, 2016, we do not anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and June 30, 2016, $3.5 million and $3.4 million, respectively, of gross interest and penalties were included in the liability for unrecognized

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax benefits. For the six month periods ended December 31, 2016 and 2015, expenses of $0.2 million and $0.4 million, respectively, were recorded for interest and penalties related to tax matters.
We are subject to U.S. federal income tax, as well as income tax in multiple states, local and foreign jurisdictions. Our U.S. federal, state and local income tax returns for the tax years 2005 to 2015 remain open for examination by the relevant tax authority. In foreign tax jurisdictions, the Company has open tax years dating back to 2002. The extended open tax years for these jurisdictions resulted from tax attributes carryover, including net operating losses or tax credits from those tax years.
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
As of December 31, 2016, we had $285.0 million of principal borrowed under the revolving credit facility and $392.5 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.9 million, in our consolidated balance sheet at December 31, 2016. As of December 31, 2016, we had borrowing availability of $165.0 million under the revolving credit facility. We used $100.0 million in borrowings under this credit facility in connection with our acquisition of ExecuPharm and $140.0 million to support our $200.0 million accelerated share repurchase program.
PAREXEL’s obligations under the 2016 Credit Agreement are guaranteed by certain material domestic subsidiaries of the Company, and the obligations, if any, of any foreign designated borrower are guaranteed by the Company and certain of its material domestic subsidiaries.
Borrowings (other than swingline loans) under the 2016 Credit Agreement bear interest, at PAREXEL’s determination, at a rate based on either (a) LIBOR plus a margin (not to exceed a per annum rate of 2.0%) based on a ratio of consolidated net funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Net Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Alternate Base Rate”), plus a margin (not to exceed a per annum rate of 1.0%) based on the Consolidated Net Leverage Ratio. Swingline loans in U.S. dollars bear interest calculated at the Alternate Base Rate plus a margin (not to exceed a per annum rate of 1.0%). Loans outstanding under the 2016 Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the 2016 Credit Agreement. The 2016 Credit Agreement terminates, and any outstanding loans under it mature, on March 11, 2021.

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
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR, provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under U.S. dollar swingline loans at the alternate base rate is payable quarterly.
The obligations of PAREXEL under the 2016 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2016 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change-of-control default.
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed-to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
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
In May 2013, we entered into an interest rate swap agreement and hedged an additional principal amount of $100.0 million under a prior credit agreement, with a fixed interest rate of 0.73%. The interest rate swap agreement now hedges $100.0 million of principal under our 2016 Credit Agreement. These interest rate hedges were deemed to be fully effective in accordance with ASC 815 "Derivatives and Hedging", and, as such, unrealized gains and losses related to these derivatives are recorded as other comprehensive income in our consolidated balance sheets.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The obligations of PAREXEL under the Loan could have been accelerated upon the occurrence of an event of default under the Loan, which included customary events of default, including payment defaults, the inaccuracy of representations or warranties, and cross defaults to the 2014 Facility.
As of December 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of December 31, 2016, we had $2.9 million principal borrowed under the Master Financing Agreement.
2014 Credit Agreement
The 2014 Credit Agreement provided for a five-year term loan and revolving credit facility in the principal amount of up to $500.0 million (collectively, the “Loan Amount”), plus additional amounts of up to $300.0 million of loans to be made available upon request of the Company subject to specified terms and conditions. =The loan facility available under the 2014 Credit Agreement consisted of a term loan facility and a revolving credit facility. The principal amount of up to $200.0 million of the Loan Amount was available through the term loan facility, and the principal amount of up to $300.0 million of the Loan Amount was available through the revolving credit facility. A portion of the revolving credit facility was available for swingline loans of up to a sublimit of $100.0 million and for the issuance of standby letters of credit of up to a sublimit of $10.0 million.
Our obligations under the 2014 Credit Agreement were guaranteed by certain of our material domestic subsidiaries, and the obligations, if any, of any foreign designated borrower were guaranteed by us and certain of our material domestic subsidiaries.
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement, and as of December 31, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens, and dispositions. As of December 31, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days' advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2016, we transferred approximately $0.7 million of trade receivables. As of December 31, 2016 and June 30, 2016, no transfers were accounted for as a financing activity.
Additional Lines of Credit
On December 23, 2016, we entered into an unsecured line of credit with HSBC Bank, USA in the amount of $100.0 million. The line bears interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.00%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.00%) based on the Leverage Ratio. We entered into this line of credit to facilitate business transactions. As of December 31, 2016, we had $100.0 million available under this line of credit.
We have an unsecured line of credit with JP Morgan UK of $4.5 million, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2016, we had $4.5 million available for borrowing under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV of 7.5 million Euros, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2016, we had 7.5 million Euros available under this line of credit.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described in Note 9 above were as follows:

(in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$8.0	$22.8	$22.5	$32.5	$695.0	$—	$780.8
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
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term lease. As of December 31, 2016, the obligation expected to be incurred was $14.1 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of December 31, 2016, we recorded contingent consideration liabilities of $14.0 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
After consultation with counsel or other experts, we believe that no matters currently pending would, in the event of an adverse outcome, either individually or in the aggregate, have a material impact on our consolidated financial position, results of operations, or liquidity.

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

•
Our foreign currency hedging program is a cash flow hedge program designed to mitigate foreign currency exchange rate volatility due to the foreign currency exchange exposure related to intercompany and significant external transactions. This program also is intended to reduce the impact of foreign exchange rate risk on our direct costs and our service revenues. We primarily utilize forward currency exchange contracts and cross-currency swaps with maturities of no more than 12 months. These contracts are designated as hedging instruments.

We also enter into other economic hedges to mitigate foreign currency exchange risk related to intercompany and significant external transactions. These contracts are not designated as hedges in accordance with ASC 815.
During three month ended December 31, 2016, we entered into a forward share repurchase contract in connection with our 2017 accelerated share repurchase program with HSBC.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the notional amounts and fair values of our derivatives as of December 31, 2016 and June 30, 2016. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in millions)	December 31, 2016		June 30, 2016
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$200.0	$0.5	$—	$—
Foreign exchange contracts	59.9	2.4	81.2	3.5
Derivatives in a liability position:
Interest rate contracts	—	—	200.0	(1.3)
Foreign exchange contracts	95.8	(7.6)	103.3	(8.9)
Total designated derivatives	$355.7	$(4.7)	$384.5	$(6.7)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$108.0	$1.6	$36.2	$1.5
Forward share repurchase contract	$200.0	$19.7	$—	$—
Derivatives in a liability position:
Foreign exchange contracts	38.8	(1.7)	48.0	(1.4)
Total non-designated derivatives	$346.8	$19.6	$84.2	$0.1
Total derivatives	$702.5	$14.9	$468.7	$(6.6)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive loss in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements of income. During the three months ended December 31, 2016 and 2015, we recorded losses of $0.6 million and $0.7 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges. During the six months ended December 31, 2016 and 2015, we recorded losses of $0.4 million and $1.7 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.
The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$1.4	$0.7	$1.9	$0.2
Foreign exchange contracts	(2.5)	(0.8)	(0.8)	(2.4)
Total designated derivatives	$(1.1)	$(0.1)	$1.1	$(2.2)
The unrealized gain (loss) on derivative instruments is net of $0.3 million and $0.4 million taxes, respectively, for the three months ended December 31, 2016 and 2015. The unrealized gain (loss) on derivative instruments is net of $0.5 million and $0.4 million taxes, respectively, for the six months ended December 31, 2016 and 2015.The estimated net amount of the existing losses that are expected to be reclassified into earnings within the next twelve months is $6.3 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $0.9 million and of $3.3 million for the three months ended December 31, 2016 and 2015, respectively. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $0.8 million and of $3.6 million for the six months ended December 31, 2016 and 2015, respectively. The loss related to the forward share repurchase contract for the three months ended December 31, 2016 was $20.3 million.
The unrealized losses recognized are presented below:

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments under ASC 815
Forward share repurchase contract	$(20.3)	$—	$(20.3)	$—
Foreign exchange contracts	(1.2)	(0.1)	(1.4)	(0.7)
Total non-designated derivative unrealized loss, net	$(21.5)	$(0.1)	$(21.7)	$(0.7)

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
Marketable securities are held in foreign government treasury certificates that are actively traded and have original maturities over 90 days but less than one year. As of December 31, 2016, we did not hold any marketable securities.
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

•
Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

◦	quoted prices for similar assets and liabilities in active markets

◦	quoted prices for identical or similar assets or liabilities in markets that are not active

◦	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

◦	inputs that are derived principally from or corroborated by observable market data by, correlation or other means

•
Level 3 – Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(14.0)	$(14.0)
Forward share repurchase contract	—	—	19.7	19.7
Interest rate derivative instruments	—	0.5	—	0.5
Foreign currency exchange contracts	—	(5.3)	—	(5.3)
Total	$—	$(4.8)	$5.7	$0.9
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5.2)	$(5.2)
Interest rate derivative instruments	—	(1.3)	—	(1.3)
Foreign currency exchange contracts	—	(5.3)	—	(5.3)
Total	$—	$(6.6)	$(5.2)	$(11.8)

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Foreign currency exchange contracts are measured at fair value using a market approach valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by leading third-party financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.
Level 3 Estimates
We have entered into a forward share repurchase contract in connection with our 2017 accelerated share repurchase program with HSBC. We recorded the $160.0 million payment, which represents the 80% of the shares we repurchased, as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. The remaining $40.0 million, which is an advance payment accounted for as a forward share repurchase contract, was recorded as within other current assets within the condensed consolidated balance sheet. The prepaid forward contract was initially valued at the transaction price of $40.0 million. The forward share repurchase contract was remeasured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our forward contract are primarily impacted by the Company's stock price. During the three months ended December 31, 2016, the fair value of the forward share repurchase contract decreased by $20.3 million from $40.0 million to $19.7 million. The change in fair value of $20.3 million was recorded in miscellaneous (expense) income, net.
The recurring Level 3 fair value measurements of our forward share repurchase contract asset include the following significant unobservable inputs:

Forward Share
Unobservable Input	Repurchase Contract
Risk free rate	0.6%
Share price volatility	37.5
Contract term	0.4 years
Contingent consideration liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
In October 2016, we acquired ExecuPharm, Inc. (“ExecuPharm”), a leading global functional service provider, based in Pennsylvania.  ExecuPharm provides clinical monitoring or study management, along with associated operational activities such as onboarding, training, line management, performance management, and policy administration. The purchase price for the ExcuPharm acquisition was approximately $148.9 million, plus the potential to pay up to an additional $20.0 million at the end of a two year period ending June 30, 2018 if ExecuPharm achieves specific financial targets. The contingent consideration related to the ExecuPharm acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also by changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Health Advances	ExecuPharm
Unobservable Input	Range	Range
Risk free rate	1.3%	0.7%
Revenue volatility	26%	29%
Projected period of payment	Approximately 2 years	Approximately 2 years
The following table provides a summary of the change in our valuation of the fair value of the contingent consideration liability, which was determined by Level 3 inputs:

(in millions)
Balance at June 30, 2016	$5.2
Additions of contingent consideration due to ExecuPharm acquistion	9.4
Change in fair value of contingent consideration for Health Advances	(0.6)
Balance at December 31, 2016	$14.0
The following table provides a summary of the change in our valuation of the fair value of the forward share repurchase contract asset, which was determined by Level 3 inputs:

(in millions)
Balance at June 30, 2016	$—
Additions of forward share repurchase contract	40.0
Change in fair value of forward share repurchase contract	(20.3)
Balance at December 31, 2016	$19.7
For the three and six months ended December 31, 2016, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities. For the three and six months ended December 31, 2016, the change in the fair value of the contingent consideration for Health Advances, LLC (“Health Advances”) of $0.6 million was recorded in selling, general and administrative expense. During the three months ended December 31, 2016, the fair value of contingent consideration for Health Advances in the amount of $4.6 million decreased by $0.6 million from June 30, 2016. For the three and six months ended December 31, 2015, the change in the fair value of the contingent consideration for ClinIntel Limited ("ClinIntel") of $3.2 million and $8.2 million, respectively, was recorded in selling, general and administrative expense.
In February 2016, we acquired Health Advances, an independent life sciences strategy consulting firm. Health Advances combines clinical, scientific and business expertise to provide strategic advice to executives leading life sciences companies and investors. The purchase price for the Health Advances acquisition was approximately $67.1 million, plus the potential to pay up to an additional $15.8 million over a thirty-six month period following the acquisition date if Health Advances achieves specific financial targets. The contingent consideration related to the Health Advances acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
In October 2014, we acquired ClinIntel, a provider of clinical randomization and trial supply management services, which are designed to make patient randomization and clinical supply chain solutions more efficient. The purchase price for the ClinIntel acquisition was approximately $8.8 million, plus the potential to pay up to an additional $16.2 million over a twenty-one month period following the acquisition date. To achieve the maximum payment of $16.2 million, billings of $13.4 million in the 21 month period needed to be achieved. As of December 31, 2016, we have no further contingent consideration in connection with this acquisition.
The fair value of the debt under the Notes was estimated to be $96.5 million as of December 31, 2016, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
The carrying value of our current and long-term debt under the 2016 Credit Agreement approximates fair value because all of the debt bears variable-rate interest.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “appears,” “intends,” “may,” “plans,” “projects,” “would,” “could,” “should,” “targets,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2016 (the “2016 10-K”), and under “Risk Factors” set forth in Part II, Item 1A below. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW
We are a leading biopharmaceutical outsourcing services company, providing a broad range of expertise in clinical research, clinical logistics, medical communications, consulting, commercialization, and advanced technology products and services to the worldwide pharmaceutical, biotechnology, and medical device industries. Our primary objective is to provide quality solutions for managing the biopharmaceutical product lifecycle with the goal of reducing the time, risk, and cost associated with the development and commercialization of new therapies. Since our incorporation in 1983, we have developed significant expertise in processes and technologies supporting this strategy. Our product and service offerings include: clinical trials management, observational studies and patient/disease registries, data management, biostatistical analysis, epidemiology, health economics / outcomes research, pharmacovigilance, medical communications, clinical pharmacology, patient recruitment, clinical supply and drug logistics, post-marketing surveillance, regulatory and product development and commercialization consulting, health policy and reimbursement and market access consulting, medical imaging services, regulatory information management (“RIM”) solutions, ClinPhone randomization and trial supply management services (“RTSM”), electronic data capture systems (“EDC”), clinical trial management systems (“CTMS”), web-based portals, systems integration, patient diary applications, and other product development tools and services. We believe that our comprehensive services, depth of therapeutic area expertise, global footprint and related access to patients, and sophisticated information technology, along with our experience in global drug development and product launch services, represent key competitive strengths. We have three reporting segments: Clinical Research Services (“CRS”), PAREXEL Consulting Services (“PC”), and PAREXEL Informatics (“PI”).

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

•
PC provides technical expertise and advice in such areas as drug development, regulatory affairs, product pricing and reimbursement, commercialization, and strategic compliance. It also provides a full spectrum of market development, product development, and targeted communications services in support of product launch. Our PC consultants identify alternatives and propose solutions to address client issues associated with product development, registration and commercialization.

•
PI provides information technology solutions designed to help improve clients’ product development and regulatory submission processes. PI offers a portfolio of products and services that includes medical imaging services, ClinPhone®

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
RESULTS OF OPERATIONS
Three and Six Months Ended December 31, 2016 Compared With Three and Six Months Ended December 31, 2015:
Revenue
Our service revenue by segment is as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Service revenue
CRS	$408.9	$407.1	0.4%	$785.2	$817.3	(3.9)%
PC	54.6	41.4	31.9%	109.6	80.7	35.8%
PI	70.9	70.0	1.3%	136.3	132.6	2.8%
Total service revenue	$534.4	$518.5	3.1%	$1,031.1	$1,030.6	—%
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
Service revenue increased by $15.9 million, or 3.1%, to $534.4 million for the three months ended December 31, 2016 from $518.5 million for the same period in the fiscal year ended June 30, 2016 ("Fiscal Year 2016"). Service revenue increased by $0.5 million to $1,031.1 million for the six months ended December 31, 2016 from $1,030.6 million for the same period in Fiscal Year 2016.
CRS
In the three months ended December 31, 2016, CRS service revenue increased $1.8 million, or 0.4%, to $408.9 million from $407.1 million for the same period in Fiscal Year 2016. The increase was primarily due to $28.8 million from the acquisition of ExecuPharm, Inc. ("ExecuPharm") in the second quarter of the fiscal year ending June 30, 2017 ("Fiscal Year 2017"), partially offset by lower revenue in Phase II/III due to a high number of cancellations for active studies and large late phase studies reaching completion. In the six months ended December 31, 2016, CRS service revenue decreased by $32.1 million, or 3.9%, to $785.2 million from $817.3 million for the same period in Fiscal Year 2016. The decrease was primarily due to a high number of cancellations for active studies and large late phase studies reaching completion, partially offset by growth in our early-phase business due to increased business volumes and $28.8 million from the acquisition of ExecuPharm.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

PC
PC service revenue increased by $13.2 million, or 31.9%, to $54.6 million for the three months ended December 31, 2016 from $41.4 million for the same period in Fiscal Year 2016. The increase was due to new partnerships, an increase in the number of projects, and an additional $8.4 million in revenue from the acquisition of Health Advances, LLC ("Health Advances") in the third quarter of Fiscal Year 2016. PC service revenue increased by $28.9 million, or 35.8%, to $109.6 million for the six months ended December 31, 2016 from $80.7 million for the same period in Fiscal Year 2016. The increase was due to new partnerships, an increase in the number of projects and an additional $17.4 million in revenue from the acquisition of Health Advances in the third quarter of Fiscal Year 2016.
PI
Service revenue increased by $0.9 million, or 1.3%, to $70.9 million in the three months ended December 31, 2016 from $70.0 million in the same period in Fiscal Year 2016. Service revenue increased by $3.7 million, or 2.8% to $136.3 million, in the six months ended December 31, 2016 from $132.6 million in the same periods in Fiscal Year 2016. The increases in service revenue during the three and six months ended December 31, 2016 from the same periods in Fiscal Year 2016, were primarily driven by contributions from new business awards and higher demand for technology usage in clinical trials.
Reimbursement Revenue
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Direct costs
CRS	$284.5	$274.4	3.7%	$546.6	$561.9	(2.7)%
PC	30.9	20.8	48.6%	61.3	41.0	49.5%
PI	35.5	37.3	(4.8)%	70.7	72.8	(2.9)%
Total direct costs	$350.9	$332.5	5.5%	$678.6	$675.7	0.4%
Gross profit
CRS	$124.4	$132.7	(6.3)%	$238.6	$255.4	(6.6)%
PC	23.7	20.6	15.0%	48.3	39.7	21.7%
PI	35.4	32.7	8.3%	65.6	59.8	9.7%
Total gross profit	$183.5	$186.0	(1.3)%	$352.5	$354.9	(0.7)%
Direct costs increased by $18.4 million, or 5.5% to $350.9 million in the three months ended December 31, 2016 from $332.5 million for the three months ended December 31, 2015. In the three months ended December 31, 2016, direct costs as a percentage of total service revenue, increased to 65.7% from 64.1% compared to the same period in Fiscal Year 2016. Direct costs increased by $2.9 million, or 0.4% to $678.6 million in the six months ended December 31, 2016 from $675.7 million for the six months ended December 31, 2015. As a percentage of total service revenue, direct costs for the six months ended December 31, 2016 increased to 65.8% from 65.6% for the respective period in Fiscal Year 2016. For the three and six months ended December 31, 2016 compared to the same periods in Fiscal Year 2016 gross margin decreased primarily due to margin contraction in the CRS and PC segments, partially offset by increases in the PI segment and savings resulting from our Margin Acceleration Program ("MAP").

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CRS
Direct costs increased by $10.1 million, or 3.7%, to $284.5 million in the three months ended December 31, 2016 from $274.4 million for the three months ended December 31, 2015. For the three months ended December 31, 2016 compared to the same period in Fiscal Year 2016, CRS direct costs increased primarily due to the acquisition of ExecuPharm in the second quarter of Fiscal Year 2017, partially offset by decreases due to lower business volumes, lower variable compensation expense and cost savings in connection with our MAP. Direct costs decreased $15.3 million, or 2.7%, to $546.6 million in the six months ended December 31, 2016 from $561.9 million for six months ended December 31, 2015. For the six months ended December 31, 2016 compared to the same period in Fiscal Year 2016, CRS direct costs decreased primarily due to lower business volume, lower fixed and variable compensation expense and lower cost incurred in connection with our MAP, partially offset by increases from the acquisition of ExecuPharm. As a percentage of service revenue, direct costs increased to 69.6% in the three months ended December 31, 2016 from 67.4% for the same period in Fiscal Year 2016, and increased to 69.6% for the six months ended December 31, 2016 from 68.8% for the same period in Fiscal Year 2016. The increase in the three and six months ended December 31, 2016 was due primarily to lower gross margins contributed by ExecuPharm, which was acquired on October 3, 2017, partially offset by lower labor costs as a result of the MAP.
PC
Direct costs increased by $10.1 million, or 48.6%, to $30.9 million in the three months ended December 31, 2016 from $20.8 million for the same period in Fiscal Year 2016. Direct costs increased $20.3 million, or 49.5% to $61.3 million in the six months ended December 31, 2016 from $41.0 million for the same period in Fiscal Year 2016. Direct costs increased in the three and six months ended December 31, 2016 compared to the same periods in Fiscal Year 2016 due primarily to increased business volume and increased retention bonuses in connection with our acquisition of Health Advances in the third quarter of Fiscal Year 2016. As a percentage of service revenue, direct costs increased to 56.6% for the three months ended December 31, 2016 from 50.2% for the same period in Fiscal Year 2016 and increased to 55.9% from 50.8% in the six month comparison due primarily to less favorable revenue mix.
PI
Direct costs decreased by $1.8 million, or 4.8%, to $35.5 million in the three months ended December 31, 2016 from $37.3 million for the same period in Fiscal Year 2016. Direct costs decreased by $2.1 million, or 2.9% to $70.7 million in the six months ended December 31, 2016 from $72.8 million in the same period in Fiscal Year 2016. Direct costs decreased in the three and six months ended December 31, 2016 compared to the same periods in Fiscal Year 2016 primarily due to service revenue mix and lower costs due to our MAP. As a percentage of service revenue, direct costs in the three months ended December 31, 2016, decreased to 50.1% from 53.3% for the same period in Fiscal Year 2016. In the six months ended December 31, 2016 direct costs as a percentage of service revenue decreased to 51.9% from 54.9% for the same period in Fiscal Year 2016. Direct costs as a percentage of service revenue decreased in the three and six months ended December 31, 2016 from the same periods in Fiscal Year 2016 primarily due to higher business volume, increased staff utilization due to increased project volume, and lower costs due to our MAP.
Selling, General and Administrative ("SG&A")
SG&A expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Selling, general and administrative	$95.6	$97.4	(1.8)%	$187.8	$192.3	(2.3)%
% of service revenues	17.9%	18.8%		18.2%	18.7%
SG&A expense was relatively flat for the three months ended December 31, 2016, decreasing 1.8% compared to the same period in Fiscal Year 2016. SG&A expense decreased 2.3%, for the six months ended December 31, 2016 compared to the same period in Fiscal Year 2016. The decrease in SG&A for the three months ended December 31, 2016 was primarily due to lower fixed and variable compensation expense, a $3.8 million reduction in the losses from the changes in fair value of contingent consideration, a favorable foreign exchange impact of $3.5 million and the effect of efficiency initiatives for our support functions. The decrease in SG&A for the six months ended December 31, 2016 was primarily due to lower fixed and variable compensation expenses, an $8.8 million reduction in the losses from the changes in fair value of contingent consideration, a favorable foreign exchange impact of $9.1 million and the effect of efficiency initiatives for our support functions. These decreases were partially offset by lower amounts of labor being capitalized on information technology infrastructure projects. SG&A expense as a percentage of service revenue decreased 0.9% and 0.5% for the three and six months ended December 31, 2016, respectively, primarily due a decrease in the change fair value of contingent consideration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization
Depreciation and amortization expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Depreciation and amortization	$26.3	$23.6	11.4%	$51.1	$47.3	8.0%
% of service revenues	4.9%	4.6%		5.0%	4.6%
Depreciation and amortization expense increased by 11.4% and 8.0% in the three and six months ended December 31, 2016 respectively, compared to the same periods in Fiscal Year 2016 due primarily to amortization expense attributable to our acquisition of ExecuPharm in the second quarter of Fiscal Year 2017 and our acquisition of Health Advances in the third quarter of Fiscal Year 2016.
Restructuring Charge
Restructuring charge is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Restructuring charge	$1.6	$10.4	(84.6)%	$0.3	$25.2	(98.8)%
In June 2015, we adopted the MAP to restructure our operations to improve the productivity and efficiency of the Company simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three and six months ended December 31, 2016 , we recorded a net $1.6 million and a net $0.3 million, respectively, restructuring charge to the MAP, which consisted of changes in estimates on employee separation benefits and lease termination costs. For the three and six months ended December 31, 2015, we recorded a net $10.4 million and $25.2 million respectively, restructuring charge to the MAP. In the second quarter of 2016 this charge was composed of $6.7 million of employee separation benefits and $3.7 million of lease termination related costs.
From the announcement of the program through December 31, 2016, we recorded a net $48.1 million restructuring charge related to the MAP, which consisted of $38.0 million of employee separation benefits and $10.1 million of lease termination related costs. The MAP is company wide. The activities under the MAP were substantially complete as of December 31, 2016.
On January 6, 2017, we approved a plan to further restructure our operations to improve the productivity and efficiency of the company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The restructuring initiative is company-wide. These actions are expected to result in pre-tax charges in the range of $25 million to $35 million, all of which are anticipated to be cash expenditures. We expect to record a pre-tax charge in the third quarter of Fiscal Year 2017 in the range of $20 million to $27 million, with the remainder of the charges to be incurred by the end of the fiscal year ending June 30, 2018 (“Fiscal Year 2018”). The charges will include approximately $24 million to $32 million in employee separation costs and approximately $1 million to $3 million in other costs. We anticipate completing restructuring activities by the end of Fiscal Year 2018, and we expect the charges to result in annual pre-tax savings of approximately $7 million to $10 million over the course of Fiscal Year 2017 and approximately $30 million to $40 million on an annualized basis when fully completed.
Income from Operations

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Income from operations	$60.0	$54.6	9.9%	$113.3	$90.1	25.7%
Operating margin	11.2%	10.5%		11.0%	8.7%
The increase in income from operations in the three months ended December 31, 2016 was primarily due to increased service revenue and decreased restructuring charges, partially offset by increases in direct costs, depreciation, and amortization compared to the same period in Fiscal Year 2016. The operating margin remained relatively flat in the three months ended December 31, 2016 compared to the same period in Fiscal Year 2016. The increase in both income from operations and in operating margin in the six months ended December 31, 2016 was due primarily to a $25.2 million charge related to the MAP in the six months ended December 31, 2015, partially offset by higher direct costs, depreciation and amortization in the period ended December 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Expense, net
Other expense, net is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Interest expense, net	$(2.8)	$(2.1)	33.3%	$(5.4)	$(3.7)	45.9%
Miscellaneous (expense) income	(17.7)	(0.1)	>1000%	(18.5)	1.7	>1000%
Other expense, net	$(20.5)	$(2.2)	831.8%	$(23.9)	$(2.0)	1,095.0%
Net interest expense increased in the three and six months ended December 31, 2016 compared to the same periods in Fiscal Year 2016 as a result of higher debt balances.
The increases in miscellaneous expense in the three and six months ended December 31, 2016 of $17.6 million and $20.2 million, respectively, was due primarily to a $20.3 million reduction in fair value to our forward share repurchase contract, partially offset by foreign currency exchange gains which were driven by the Great British Pound and the Euro.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the three and six months ended December 31, 2016 and 2015:

(dollar amounts in millions)	Three Months Ended			Six Months Ended
	December 31, 2016	December 31, 2015	Increase/(Decrease)%	December 31, 2016	December 31, 2015	Increase/(Decrease)%
Provision for income taxes	$17.7	$13.0	36.2%	$29.8	$23.8	25.2%
Effective tax rate	44.8%	24.8%		33.3%	27.0%
The tax rates for the three and six months ended December 31, 2016 and 2015 each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. The tax rate for the six months ended December 31, 2016 benefited 2.5% from the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as further described in Note 1 to our consolidated financial statements included in this quarterly report. The tax rates for the three and six months ended December 31, 2016 increased by 15.2% and 6.1%, respectively, due to the non-deductibility of the unrealized loss on the fair value adjustment of $20.3 million in connection with the accelerated share repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of December 31, 2016, we had cash and cash equivalents of approximately $252.4 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of December 31, 2016 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended December 31, 2016 and June 30, 2016:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(in millions)	December 31, 2016	June 30, 2016
Billed accounts receivable, net	$640.5	$506.1
Unbilled accounts receivable, net	277.6	327.9
Total accounts receivable, net	918.1	834.0
Deferred revenue	491.0	458.5
Net receivables	$427.1	$375.5

DSO (in days)	55	48
DSO for the three months ended December 31, 2016 grew seven days compared with the three months ended June 30, 2016 due to project billing milestones and the timing of cash collections.
CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Six Months Ended
	December 31,		Percentage
(dollar amounts in millions)	2016	2015	Change
Net cash provided by operating activities	$111.5	$85.7	30.1%
Net cash (used in) provided by investing activities	(181.5)	(53.3)	240.5%
Net cash provided by (used in) financing activities	89.2	(71.0)	(225.6)%
Effect of exchange rate changes on cash	(15.4)	(14.8)	4.1%
Net increase (decrease) in cash and cash equivalents	$3.8	$(53.4)	(107.1)%
Operating Activities
The cash flows provided by operating activities during the six months ended December 31, 2016 primarily resulted from $59.6 million in net income and $81.8 million in depreciation, amortization, stock-based compensation expenses and an unrealized forward contract loss on share repurchase partially offset by changes in working capital of $27.9 million. The changes in working capital were driven by a $64.9 million cash outflow due to increases in billed and unbilled accounts receivable and a $52.2 million cash outflow due to a decrease in accrued expenses and other current liabilities. These cash outflows were partially offset by a $42.8 million cash inflow due to an increase in deferred revenue and other liabilities and a $40.8 million cash inflow due to an increase in accounts payable. The increases in billed and unbilled accounts receivable are due to the timing of collections with large customers. The decrease in accrued expenses and other current liabilities was primarily attributable to the payment of Fiscal Year 2016 variable compensation. The increase in deferred revenue was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The increase in accounts payable was primarily due to timing of payments.
The cash flows provided by operating activities during the six months ended December 31, 2015 primarily resulted from net income of $64.3 million, $57.2 million in depreciation, amortization and stock-based compensation expenses, and a decrease of $34.1 million in working capital.
Investing Activities
The net cash used in investing activities during the six months ended December 31, 2016 was primarily driven by $148.5 million used for the acquisition of ExecuPharm and capital expenditures of $33.2 million. The capital expenditures in the current year are lower than the prior year due primarily to decreased costs for system upgrades and improvements to the information technology infrastructure.
The net cash used in investing activities during the six months ended December 31, 2015, was primarily driven by capital expenditures of $53.3 million.
Financing Activities
During the six months ended December 31, 2016, we received a net $280.0 million under the 2016 Credit Agreement (as defined below) and $12.8 million in proceeds related to employee stock purchases. This was partially offset by payments of $200.0 million as part of the accelerated share repurchase program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the six months ended December 31, 2015, we paid $200.0 million as part of the accelerated share repurchase program. This was partially offset by the receipt of $12.9 million in proceeds related to employee stock purchases and borrowings of a net $116.1 million under the 2014 Credit Agreement (as defined below).
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
The 2016 Credit Agreement is intended to provide funds (i) for stock repurchases, (ii) for the issuance of letters of credit, and (iii) for other general corporate purposes of PAREXEL and its subsidiaries, including permitted acquisitions.
On the closing date of March 11, 2016, after giving effect to the amendment and restatement of the 2014 Credit Agreement and the effectiveness of the 2016 Credit Agreement, the Company was obligated under the 2016 Credit Agreement for term loans in the principal amount of $400.0 million and revolving loans in the principal amount of $65.0 million.
As of December 31, 2016, we had $285.0 million of principal borrowed under the revolving credit facility and $392.5 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.9 million in our consolidated balance sheet at December 31, 2016. As of December 31, 2016, we had borrowing availability of $165.0 million under the revolving credit facility. We used $100.0 million in borrowings under this credit facility in connection with our acquisition of ExecuPharm and $140.0 million to support our $200.0 million accelerated share repurchase program.
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
Interest due under the revolving credit facility (other than a swingline loan) and the term loan facility must be paid quarterly for borrowings with an interest rate determined with reference to the Alternate Base Rate. Interest must be paid on the last day of the interest period selected by the Company for borrowings determined with reference to LIBOR, provided that for interest periods of longer than three months, interest is required to be paid every three months. Interest under US dollar swingline loans at the alternate base rate is payable quarterly.
The obligations of PAREXEL under the 2016 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2016 Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, cross defaults to material indebtedness, defaults relating to such matters as ERISA and judgments, and a change of control default.
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of December 31, 2016, we were in compliance with all covenants under the 2016 Credit Agreement.
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
In connection with the 2016 Credit Agreement, PAREXEL agreed to pay a commitment fee on the revolving loan commitment calculated as a percentage of the unused amount of the revolving loan commitment at a per annum rate of up to 0.250% (based on the Consolidated Net Leverage Ratio). To the extent there are letters of credit outstanding under the 2016 Credit Agreement, PAREXEL will pay letter of credit fees plus a fronting fee and additional charges. PAREXEL agreed to pay (i) Bank of America for its own account, an arrangement fee, (ii) each of the lenders on the closing date, an upfront fee, and (iii) to Bank of America for its own account, an annual agency fee.
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
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into the Loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity Date”) unless earlier payment had been required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of .750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
The proceeds of the Loan were advanced to the Company on February 12, 2016 and were used to repay borrowings under the Company’s 2014 Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The obligations of PAREXEL under the Loan could have been accelerated upon the occurrence of an event of default under the Loan, which included customary events of default, including payment defaults, the inaccuracy of representations, or warranties and cross defaults to the 2014 Facility.
As of December 31, 2016, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of December 31, 2016, we had $2.9 million principal borrowed under the Master Financing Agreement.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement, and as of December 31, 2016 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of December 31, 2016, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.2 million in our consolidated balance sheets.
Receivable Purchase Agreement
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days' advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the six months ended December 31, 2016, we transferred approximately $0.7 million of trade receivables. As of December 31, 2016 and June 30, 2016, no transfers were accounted for as a financing activity.
Additional Lines of Credit
On December 23, 2016, we entered into an unsecured line of credit with HSBC Bank, USA in the amount of $100.0 million. The line bears interest, at our determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.00%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.00%) based on the Leverage Ratio. We entered into this line of credit to facilitate business transactions. As of December 31, 2016, we had $100.0 million available under this line of credit.
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. As of December 31, 2016, we had $4.5 million available under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV in the amount of 7.5 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At December 31, 2016, we had 7.5 million Euros available for borrowing under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of December 31, 2016, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(in millions)	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter	Total
Debt obligations (principal)	$8.0	$22.8	$22.5	$32.5	$695.0	$—	$780.8

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
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term leases. As of December 31, 2016, the obligation expected to be incurred was $14.1 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of December 31, 2016, we recorded contingent consideration liabilities of $14.0 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
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
2016 Credit Agreement and Note Purchase Agreement
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
Share Repurchases
On October 26, 2016, we announced that our Board of Directors approved a share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On November 21, 2016, we entered into an agreement (the “2017 Agreement”) to purchase shares of our common stock from HSBC, National Association (“HSBC”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2016, we recorded the $160.0 million payment, which represents the 80%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of the shares we repurchased, as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. The remaining $40.0 million, which is an advanced payment accounted for as a forward share repurchase contract, was recorded as within other current assets within the condensed consolidated balance sheet. During the three months ended December 31, 2016, the fair value of the forward share repurchase contract in the amount of $40.0 million decreased by $20.3 million.
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
On February 10, 2016 we received 0.9 million shares, representing the final settlement of the 2016 Agreement, and the 2016 Program was completed. Pursuant to the 2016 Program, we repurchased 3.2 million shares of our common stock at an average price of $62.92 per share from September 2015 to February 2016.

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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the six months ended December 31, 2016 and 2015, we derived approximately 58.6% and 55.8% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the six months ended December 31, 2016 and 2015, our Euro denominated service revenue accounted for 11.3% and 9.9% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of December 31, 2016, the programs with derivatives designated as hedging instruments under ASC 815 were deemed effective and the notional values of the derivatives were approximately $355.7 million, including two interest rate swaps agreements with a total notional value of $200.0 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the ASC 815 programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of December 31, 2016, the estimated amount that could be recognized in earnings was a loss of approximately $4.4 million, net of tax.
As of December 31, 2016, the notional value of foreign exchange contract derivatives that were not designated as hedging instruments under ASC 815 was approximately $146.8 million.
During the six months ended December 31, 2016 and 2015, we recorded net foreign currency exchange gains of $1.0 million and $1.8 million, respectively. We also have exposure to additional foreign currency exchange rate risk as it relates to assets and liabilities that are not part of the economic hedge or designated hedging programs, but that risk is difficult to quantify at any given point in time.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $20.8 million as of December 31, 2016 and $16.6 million as of June 30, 2016. Long-term debt was $759.9 million as of December 31, 2016 and $487.8 million as of June 30, 2016. As of December 31, 2016, $100.0 million in aggregate principal amount outstanding under the Notes carried a fixed interest rate of 3.11%. As of December 31, 2016, $200.0 million of borrowings under our 2016 Credit Agreement were hedged under two interest rate swap agreement. Based on average total debt for the six months ended December 31, 2016, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $3.4 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that there was a material weakness in our internal control over financial reporting related to complex treasury transactions. Specifically, this material weakness is the result of the untimely identification of a contract term in the accelerated share repurchase agreement that resulted in a fair value adjustment loss of $20.3 million in the second quarter of Fiscal Year 2017. The remediation efforts related to the material weakness identified in the fiscal quarter ended December 31, 2016 are expected to include strengthening the accounting review of complex treasury related agreements by engaging outside specialists with expertise in the subject manner in a timelier manner when applicable and formalizing review protocols and timelines.
As a result of the above material weakness identified in the fiscal quarter ended December 31, 2016, and the previously reported material weaknesses related to revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016, and as described below, our disclosure controls and procedures were not effective as of December 31, 2016.
PREVIOUSLY REPORTED MATERIAL WEAKNESSES & REMEDIATION PROGRESS
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
MANAGEMENT'S PLAN FOR REMEDIATION
Management is in the process of implementing a remediation plan intended to address the control deficiencies which resulted in the material weaknesses described above, which are not yet remediated. The revenue recognition remediation efforts are underway, which include the following: 1) enhanced contract amendment reviews and project revenue analytics; 2) increased revenue recognition training and communication of policies and procedures for finance and non-finance personnel; and 3) enhanced unit audit and reconciliation reviews for revenue at the project level. The vendor payment remediation efforts have largely been completed by verifying authenticity of the majority of this specific class of vendors and implementation of new invoice review guidelines.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the identification of the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for Fiscal Year 2016 filed with the SEC on September 9, 2016, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for Fiscal Year 2016 other than the risk factors below:
We face risks arising from the restructuring of our operations.
In June 2015, we adopted a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Years 2016 and 2015, we recorded $27.8 million and $20.0 million, respectively, in restructuring charges related to the Margin Acceleration Program, which consisted of employee separation benefits and facility exit costs. On January 6, 2017, we approved a plan to restructure our operations to improve the productivity and efficiency of the company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The restructuring initiative is company-wide. These actions are expected to result in pre-tax charges in the range of $25.0 million to $35.0 million, all of which are anticipated to be cash expenditures. If we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
As described in Item 9A, management assessments have identified material weaknesses in our internal control over financial reporting due to ineffective controls associated with revenue recognition in our CRS reporting segment, our approval of invoices and validation of vendors regarding a specific class of vendors, and complex treasury transactions. We have begun the process of implementing remedial actions to resolve these material weaknesses, but we have not yet completed remediation. During the course of our testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner. If we continue to have one or more material weaknesses in our internal control over financial reporting, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, or delays in completing our internal control audit and financial audit, could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.  While we believe our reported revenue is accurate, until these deficiencies are substantially remediated, it is possible that internal control over financial reporting may not prevent or detect material errors in revenue reflected in our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our equity securities during the three months ended December 31, 2016:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2016-October 31, 2016	—	$—	—	$—
November 1, 2016-November 30, 2016	2,782,125	$57.51	2,782,125	$—
December 1, 2016-December 31, 2016	—	$—	—	$—
Total	2,782,125		2,782,125
(1) On October 26, 2016, we announced that our Board of Directors approved the 2017 Program authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On November 21, 2016, we entered into the 2017 Agreement to purchase shares of our common stock from HSBC, for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the estimated shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. During the three months ended December 31, 2016 the fair value of the forward share repurchase contract in the amount of $40.0 million decreased by $20.3 million.
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

PAREXEL International Corporation

Date:	February 8, 2017	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2017	By: /s/ Emma Reeve

Emma Reeve
Corporate Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Letter Agreement Regarding Accelerated Share Repurchase Program by and between PAREXEL International Corporation and HSBC Bank USA, National Association, dated November 21, 2016 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2016 and incorporated herein by this reference).

10.2
Revolving Credit Facility - Letter Loan Agreement, dated December 23, 2016, between HSBC and PAREXEL International Corporation (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2016 and incorporated herein by this reference).

10.3*	PAREXEL International Corporation 2013 Annual Incentive Award Plan.

31.1	Principal executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Denotes management contract or any compensatory plan, contract or arrangement.