Form 10-Q
period 2017-03-31
PAREXEL INTERNATIONAL CORP
filed 2017-05-08
CIK 799729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
(781) 487-9900
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2017, there were 50,762,287 shares of common stock outstanding.

PAREXEL INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$284.3	$248.6
Billed accounts receivable, net	573.1	506.1
Unbilled accounts receivable, net	276.6	327.9
Prepaid expenses	23.0	23.3
Income taxes receivable	10.4	25.2
Other current assets	51.0	50.1
Total current assets	1,218.4	1,181.2
Property and equipment, net	247.4	259.3
Goodwill	472.6	389.2
Other intangible assets, net	206.9	130.7
Non-current deferred tax assets	25.3	27.1
Long-term income taxes receivable	10.2	10.4
Other assets	37.7	38.3
Total assets	$2,218.5	$2,036.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$22.8	$16.6
Accounts payable	61.4	62.6
Deferred revenue	509.1	420.2
Accrued expenses	39.3	35.0
Accrued restructuring charges, current portion	20.2	14.6
Accrued employee benefits and withholdings	138.5	176.4
Income taxes payable	5.3	21.6
Other current liabilities	25.1	22.4
Total current liabilities	821.7	769.4
Long-term debt, net of current portion	677.1	484.8
Non-current deferred tax liabilities	13.8	19.3
Long-term income tax liabilities	32.1	31.5
Long-term deferred revenue	35.9	38.3
Other liabilities	70.2	59.5
Total liabilities	1,650.8	1,402.8
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.5	0.5
Additional paid-in capital	—	31.4
Retained earnings	702.3	737.5
Accumulated other comprehensive loss	(135.1)	(136.0)
Total stockholders’ equity	567.7	633.4
Total liabilities and stockholders’ equity	$2,218.5	$2,036.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Service revenue	$529.3	$527.1	$1,560.4	$1,557.7
Reimbursement revenue	75.9	84.3	233.5	243.1
Total revenue	605.2	611.4	1,793.9	1,800.8
Direct costs	349.6	337.8	1,028.2	1,013.5
Reimbursable out-of-pocket expenses	75.9	84.3	233.5	243.1
Selling, general and administrative	100.8	97.1	288.6	289.4
Depreciation	20.1	18.4	58.5	54.3
Amortization	7.3	5.9	20.0	17.3
Restructuring charge (benefit)	21.6	(1.8)	21.9	23.4
Total costs and expenses	575.3	541.7	1,650.7	1,641.0
Income from operations	29.9	69.7	143.2	159.8
Interest expense, net	(3.1)	(2.3)	(8.5)	(6.0)
Miscellaneous (expense) income, net	(2.2)	(0.3)	(20.7)	1.4
Total other expense	(5.3)	(2.6)	(29.2)	(4.6)
Income before income taxes	24.6	67.1	114.0	155.2
Provision for income taxes	6.8	19.2	36.6	43.0
Net income	$17.8	$47.9	$77.4	$112.2

Earnings per common share
Basic	$0.35	$0.91	$1.49	$2.09
Diluted	$0.35	$0.89	$1.47	$2.06
Weighted average shares outstanding
Basic	50.5	52.9	51.8	53.7
Diluted	51.2	53.6	52.6	54.5

Comprehensive income
Net income	$17.8	$47.9	$77.4	$112.2
Unrealized gain (loss) on derivative instruments, net of taxes	5.5	1.4	6.6	(0.8)
Foreign currency translation adjustment	16.5	8.4	(5.7)	(18.8)
Total comprehensive income	$39.8	$57.7	$78.3	$92.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Cash flow from operating activities:
Net income	$77.4	$112.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.5	71.6
Stock-based compensation	16.3	15.2
Excess tax benefit from stock-based compensation	—	(3.5)
Forward contract loss on accelerated share repurchase	20.7	—
Impairment on internal use software	5.6	—
Deferred income taxes	(3.2)	20.9
Fair value adjustment of contingent consideration	(0.8)	8.2
Other non-cash items	0.1	(0.1)
Changes in operating assets and liabilities, net of effects from acquisitions	66.9	(94.4)
Net cash provided by operating activities	261.5	130.1
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(184.6)	(67.3)
Purchases of property and equipment	(56.7)	(76.8)
Net cash used in investing activities	(241.3)	(144.1)
Cash flow from financing activities:
Proceeds from issuance of common stock, net	19.0	13.1
Excess tax benefit from stock-based compensation	—	3.5
Contingent consideration payment	—	(9.9)
Payments for accelerated share repurchase	(200.0)	(200.0)
Borrowings under credit agreement/facility	470.0	1,150.0
Repayments under credit agreement/facility and other debt	(271.6)	(936.4)
Payments for debt issuance costs	—	(1.0)
Net cash provided by financing activities	17.4	19.3
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(3.0)
Net increase in cash and cash equivalents	35.7	2.3
Cash and cash equivalents at beginning of period	248.6	207.4
Cash and cash equivalents at end of period	$284.3	$209.7

Supplemental disclosures of cash flow information
Non-cash capital expenditures	$2.2	$3.9
Cash paid during the period for:
Interest	$16.1	$9.8
Income taxes, net of refunds	$34.3	$12.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of PAREXEL International Corporation (“PAREXEL,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information in the United States and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and, results of operations for the three and nine months ended March 31, 2017 and 2016 have been included. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for other quarters or the entire fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”) filed with the Securities and Exchange Commission on September 9, 2016.
In the three month period ended March 31, 2017 we had no adjustments related to revenue arrangements recognized in prior periods. In the nine month period ended March 31, 2017, we recorded $8.3 million, of adjustments related to revenue arrangements recognized in prior periods. The adjustments were recorded as reductions to service revenues in the consolidated statements of income and comprehensive income for the nine months ended March 31, 2017. We concluded that the effect of these errors was not material to our consolidated financial statements for the current period, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.
The Company recognized an impairment charge related to an internally-developed software program of approximately $5.6 million in the three month period ended March 31, 2017. The internally-developed software program was discontinued and written down to zero and the impairment charge was recorded in selling, general and administrative expense.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screen that, if met, eliminates the need for further assessment. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We are assessing the impact of adopting ASU 2017-01 on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350). The ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not believe the updated requirements under ASU 2017-04 will materially impact our consolidated financial statements.
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
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for nine months ended March 31, 2016, in the amount of $3.3 million related to excess tax benefits. The Company has applied the modified retrospective adoption approach beginning in Fiscal Year 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. Prior periods have not been adjusted.
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
The Medical Affairs Company, LLC
On March 1, 2017, we acquired all of the membership interests of privately owned The Medical Affairs Company, LLC ("TMAC"), a leading provider of outsourced medical affairs services to the pharmaceutical, biotechnology, and medical device industries.
We paid approximately $37.7 million for the membership interests of TMAC, plus the potential for us to pay an additional $11.0 million if specific financial targets for TMAC are achieved. We funded the acquisition through the use of existing cash held within the United States. We included TMAC results of operations in our Clinical Research Services ("CRS") business segment.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the consideration transferred in conjunction with the TMAC acquisition and the preliminary allocation of that consideration is as follows (in millions):

Total consideration transferred:
Cash paid, net of cash acquired	$36.3
Fair value of contingent consideration	2.1
Net purchase price	$38.4
Preliminary allocation of consideration transferred:
Accounts receivable	$4.7
Other current assets	0.1
Property and equipment, net	0.3
Definite-lived intangible assets	10.2
Goodwill	25.8
Total assets acquired	41.1
Current liabilities	2.7
Total liabilities assumed	2.7
Net assets acquired:	$38.4

The amounts above represent our preliminary fair value estimates as of March 31, 2017 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates.
The goodwill of $25.8 million arising from the TMAC acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.
The following are the preliminary identifiable intangible assets acquired and their respective estimated useful lives, based on preliminary valuations (dollars in millions):

	Amount	Estimated Useful Life (Years)
Customer relationships	$7.5	10
Trade name	0.7	3
Backlog	2.0	1
Total	$10.2
ExecuPharm, Inc.
On October 3, 2016, we acquired all of the capital stock of privately owned ExecuPharm, Inc. ("ExecuPharm"), a leading global functional service provider, based in Pennsylvania. ExecuPharm provides clinical monitoring or study management, along with associated operational activities such as onboarding, training, line management, performance management and policy administration.
We paid approximately $148.9 million for the capital stock of ExecuPharm, plus the potential for us to pay an additional $20 million if specific financial targets for ExecuPharm are achieved, and $5.0 million for management retention bonuses. In addition, we made a 338(h)(10) tax election with respect to the ExecuPharm acquisition. Under the 338(h)(10) election, ExecuPharm was deemed to have sold and repurchased its assets at fair market value. In connection with this election, the Company will provide the seller with a tax gross-up payment, which was paid during the fourth quarter of our Fiscal Year 2017, in the estimated amount of $9.3 million. We funded the acquisition through the use of existing cash held within the United States and $100 million from our credit agreement as defined in Note 9. We included ExecuPharm results of operations in our CRS business segment.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the consideration transferred in conjunction with the ExecuPharm acquisition and the allocation of that consideration is as follows (in millions):

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
The amounts above represent our preliminary fair value estimates as of March 31, 2017 and may be subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates.
The goodwill of $58.6 million arising from the ExecuPharm acquisition largely reflects the potential synergies and expansion of our service offerings across products and markets complementary to our existing service offering and markets. All of the goodwill is expected to be deductible for tax purposes.
The following are the identifiable intangible assets acquired and their respective estimated useful lives, based on valuations (dollars in millions):

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
During the nine months ended March 31, 2017, we received a working capital adjustment payment from the sellers of $0.2 million.
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
NOTE 3. – EQUITY AND EARNINGS PER SHARE
We have authorized 5.0 million shares of preferred stock at $0.01 par value. As of March 31, 2017 and June 30, 2016, we had no shares of preferred stock issued and outstanding.
We have authorized 150.0 million shares of common stock at $0.01 par value. As of March 31, 2017 and June 30, 2016, respectively, we had 50.7 million and 52.9 million shares of common stock issued and outstanding.
We compute basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and restricted stock awards and units. The following

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

table outlines the basic and diluted earnings per share computations:

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net income attributable to common stock	$17.8	$47.9	$77.4	$112.2
Weighted average number of shares outstanding, used in computing basic earnings per share	50.5	52.9	51.8	53.7
Dilutive common stock equivalents	0.7	0.7	0.8	0.8
Weighted average number of shares outstanding used in computing diluted earnings per share	51.2	53.6	52.6	54.5
Basic earnings per share	$0.35	$0.91	$1.49	$2.09
Diluted earnings per share	$0.35	$0.89	$1.47	$2.06
Anti-dilutive equity instruments (excluded from the calculation of diluted earnings per share)	0.7	1.7	0.7	1.3
Share Repurchase Plan
Fiscal Year 2017 Share Repurchase
On October 26, 2016, we announced that our Board of Directors approved an accelerated share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On November 21, 2016, we entered into an agreement (the “2017 Agreement”) to purchase shares of our common stock from HSBC, National Association (“HSBC”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the estimated shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. We recorded the $160.0 million payment, which represents the 80% of the shares we repurchased, as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. The remaining $40.0 million, which is an advanced payment accounted for as a forward accelerated share repurchase contract, was recorded within other current assets within the condensed consolidated balance sheet. During the three and nine months ended March 31, 2017, the fair value of the forward accelerated share repurchase contract decreased by $0.4 million and $20.7 million respectively.
On March 20, 2017, we received 0.3 million shares representing the final settlement of the 2017 Agreement and the 2017 Program was completed. During the three months ended March 31, 2017, we applied the $19.3 million against equity as additional paid-in capital, which was reduced to zero and the remainder was applied as a reduction in retained earnings. Pursuant to the 2017 Program, we repurchased 3.1 million shares of our common stock at an average price of $64.04 per share from November 2016 to March 2017.
Fiscal Year 2016 Share Repurchase
On September 14, 2015, we announced that our Board of Directors approved a share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of March 31, 2017, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table reflects the activity for the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2017:

(in millions)	Foreign Currency	Unrealized Gain/Loss on Derivatives	Total
Balance as of June 30, 2016	$(130.5)	$(5.5)	$(136.0)
Other comprehensive loss before reclassifications	(5.7)	12.6	6.9
Loss reclassified from accumulated other comprehensive income	—	(6.0)	(6.0)
Net current-period other comprehensive (loss) gain	$(5.7)	$6.6	$0.9
Balance as of March 31, 2017	$(136.2)	$1.1	$(135.1)
The change in our translation adjustment was due primarily to the movements in the Euro (EUR), Great British Pound (GBP). Japanese Yen (JPY), Indian Rupee(INR), Taiwan Dollar (TWD) and South African Rand (ZAR) exchange rates against the United States Dollar (USD). The USD appreciated by 3.1%, 7.0% and 7.8% versus the EUR, GBP and JPY, respectively, between June 30, 2016 and March 31, 2017. The movement in the EUR, GBP and JPY represented $5.4 million, $6.9 million and $1.9 million, respectively. This impact was offset by USD depreciation against INR, TWD and ZAR by 4.4%, 6.7% and 15.7%, respectively. The movement of INR, TWD and ZAR represented $4.2 million, $2.4 million and $1.7 million, respectively, resulting in $5.7 million foreign currency translation adjustment during the nine months ended March 31, 2017.
The details regarding pre-tax loss on derivative instruments reclassified to net income from accumulated other comprehensive income for the three and nine months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	March 31, 2017	March 31, 2016
Interest rate contracts	$(0.1)	$(0.1)	Interest expense, net
Foreign exchange contracts	(1.4)	(1.2)	Service Revenue
Foreign exchange contracts	(0.2)	(0.7)	Direct Costs
Total	$(1.7)	$(2.0)

	Nine Months Ended		Affected Line in the Consolidated Statements of Income
(in millions)	March 31, 2017	March 31, 2016
Interest rate contracts	$(0.3)	$(0.4)	Interest expense, net
Foreign exchange contracts	(6.2)	(1.6)	Service Revenue
Foreign exchange contracts	(1.1)	(5.3)	Direct Costs
Total	$(7.6)	$(7.3)
The amounts of gain/loss reclassified from accumulated other comprehensive loss into net income are net of taxes of $0.3 million, and $1.6 million for the three and nine months ended March 31, 2017, respectively.
The amounts of loss reclassified from accumulated other comprehensive loss into net income are net of taxes of $0.5 million, and $2.6 million for the three and nine months ended March 31, 2016, respectively.
NOTE 5. – STOCK-BASED COMPENSATION
The classification of compensation expense within the consolidated statements of income is presented in the following table:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Direct costs	$1.4	$1.3	$3.5	$3.5
Selling, general and administrative	4.5	4.0	12.8	11.7
Total stock-based compensation	$5.9	$5.3	$16.3	$15.2
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
NOTE 6. RESTRUCTURING CHARGES
On January 6, 2017, the Company approved a plan (the “2017 Restructuring Program”) to restructure its operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. In May 2017, the Company approved an expansion of the 2017 Restructuring Program. The restructuring initiatives are company-wide. The remainder of the charges are expected to be incurred by the end of the fiscal year ending June 30, 2018 (“Fiscal Year 2018”). These actions are expected to result in pre-tax charges in the range of $49.0 million to $63.0 million, all of which are anticipated to be cash expenditures. We anticipate these actions to results in pre-tax charges of $46.0 million to $59.0 million for our CRS segment and $3.0 million to $4.0 million for our PAREXEL Informatics ("PI") segment.
In June 2015, the Board of Directors approved a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. The Margin Acceleration Program is company-wide. The activities under the Margin Acceleration Program were substantially complete as of June 30, 2016. In Fiscal Years 2015 and 2016, we recorded restructuring charges of $20.0 million and $27.8 million, respectively. As of March 31, 2017, under our Margin Acceleration Program we have incurred $21.9 million, $5.6 million and $14.4 million related to our CRS, PC and PI segments, respectively.
Changes in the restructuring accrual during the first nine months of Fiscal Year 2017 are summarized below:

	Balance at	Charges/(Benefits)	Payments/Foreign Currency Exchange/Other	Balance at
	June 30, 2016			March 31, 2017
2017 Restructuring Program
Employee severance	$—	$21.8	$(4.6)	$17.2
2015 Margin Acceleration Program
Employee severance	10.5	(1.0)	(8.3)	$1.2
Facilities-related	7.1	1.1	(4.4)	$3.8
Pre-Fiscal Year 2012 Restructuring Plans
Facilities-related	0.1	—	—	0.1
Total	$17.7	$21.9	$(17.3)	$22.3

Net restructuring charges (benefits) by segment are as follows:

	Nine Months Ended
(dollars in millions)	March 31, 2017	March 31, 2016
CRS	$14.2	$10.0
PC	(0.4)	2.0
PI	5.3	7.3
Segment Total	19.1	19.3
Corporate restructuring charges	2.8	4.1
Total restructuring charges	$21.9	$23.4
NOTE 7. – SEGMENT INFORMATION
We have three reportable segments: CRS, PC and PI.
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other expense, and income tax expense

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore assets are not identified by reportable segment.
Our segment results were as follows:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Service revenue
CRS	$409.1	$402.8	$1,194.3	$1,220.1
PC	50.7	49.9	160.3	130.6
PI	69.5	74.4	205.8	207.0
Total service revenue	$529.3	$527.1	$1,560.4	$1,557.7
Direct costs
CRS	$284.1	$271.1	$830.7	$833.0
PC	29.9	28.2	91.2	69.2
PI	35.6	38.5	106.3	111.3
Total direct costs	$349.6	$337.8	$1,028.2	$1,013.5
Gross profit
CRS	$125.0	$131.7	$363.6	$387.1
PC	20.8	21.7	69.1	61.4
PI	33.9	35.9	99.5	95.7
Total gross profit	$179.7	$189.3	$532.2	$544.2
NOTE 8. – INCOME TAXES
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
For the three months ended March 31, 2017 and 2016, we had effective income tax rates of 27.6% and 28.6%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate.
For the nine months ended March 31, 2017 and 2016, we had effective income tax rates of 32.1% and 27.7%, respectively. The tax rates for these periods were lower than the expected statutory rate of 35% primarily as a result of the favorable effect of statutory tax rates applicable to income earned outside the United States on the projected annual effective tax rate. The tax rate for the nine months ended March 31, 2017, benefited 3.0% from the adoption of ASU 2016-09 as discussed in Note 1 to these condensed consolidated financial statements, and increased by 4.9% due to the non-deductibility of the unrealized loss on the fair value adjustment of $20.7 million in connection with accelerated share repurchase program.
As of March 31, 2017, we had $29.7 million of gross unrecognized tax benefits, of which $19.1 million would impact the effective tax rate if recognized. As of June 30, 2016, we had $29.5 million of gross unrecognized tax benefits, of which $18.9 million would impact the effective tax rate if recognized. The reserves for unrecognized tax positions primarily relate to exposures for income tax matters such as changes in the jurisdiction in which income is taxable.
As of March 31, 2017, we do not anticipate that the liability for unrecognized tax benefits for uncertain tax positions could decrease significantly over the next 12 months primarily as a result of the expiration of statutes of limitations and settlements with tax authorities.
We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017 and June 30, 2016, $3.7 million and $3.4 million, respectively, of gross interest and penalties were included in the liability for unrecognized tax benefits. For the nine month periods ended March 31, 2017 and 2016, expenses of $0.4 million and $0.8 million, respectively, were recorded for interest and penalties related to tax matters.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. Our U.S. federal, state and local income tax returns for the tax years 2005 to 2016 remain open for examination by the relevant tax authority. In foreign tax jurisdictions, the Company has open tax years dating back to 2002. The extended open tax years for these jurisdictions resulted from tax attributes carryover including net operating losses or tax credits from those tax years.
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
As of March 31, 2017, we had $210.0 million of principal borrowed under the revolving credit facility and $390.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.6 million, in our consolidated balance sheet at March 31, 2017. As of March 31, 2017, we had borrowing availability of $140.0 million under the revolving credit facility.
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
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed-to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2017, we were in compliance with all covenants under the 2016 Credit Agreement.
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
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into a short term unsecured term loan agreement with TD Bank, providing for a loan to the Company of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 unless earlier payment had been required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
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
As of March 31, 2017, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.
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
As of March 31, 2017, we had $2.9 million principal borrowed under the Master Financing Agreement.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement, and as of March 31, 2017 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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
The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens, and dispositions. As of March 31, 2017, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of March 31, 2017, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivable Purchase Agreement
On February 22, 2017, we entered into a receivables purchase agreement (the “Bank of America Receivable Agreement”) with Bank of America, N.A. (“Bank”). Under the Bank of America Receivable Agreement, we sell to the Bank or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Bank of America Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or the Bank upon thirty business days' advance notice. The Bank of America Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2017, we did not transfer any trade receivables. As of March 31, 2017, no transfers were accounted for as a financing activity.
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days' advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2017, we transferred approximately $0.7 million of trade receivables. As of March 31, 2017 and June 30, 2016, no transfers were accounted for as a financing activity.
Additional Lines of Credit
On December 23, 2016, we entered into an unsecured line of credit with HSBC Bank, USA in the amount of $100.0 million. The line bears interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.00%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.00%) based on the Leverage Ratio. We entered into this line of credit to facilitate business transactions. As of March 31, 2017, we had $100.0 million available under this line of credit.
We have an unsecured line of credit with JP Morgan UK of $4.5 million, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2017, we had $4.5 million available for borrowing under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV of 7.5 million Euros, which bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2017, we had 7.5 million Euros available under this line of credit.
NOTE 10. – DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2017, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described in Note 9 above were as follows:

(in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$5.0	$22.8	$22.5	$32.5	$620.0	$—	$702.8
We have letter-of-credit agreements with banks totaling approximately $9.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years relating to indirect taxes. Although we believe our accruals for non-income tax related tax exposures to be appropriately estimated, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our accruals.  Adverse outcomes of tax audits could also result in assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

audits.  For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued as probable and estimable to be up to approximately $6.5 million at March 31, 2017.
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term lease. As of March 31, 2017, the obligation expected to be incurred was $14.5 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of March 31, 2017, we recorded contingent consideration liabilities of $15.9 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
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
The following table presents the notional amounts and fair values of our derivatives as of March 31, 2017 and June 30, 2016. The gross position of all asset and liability amounts is reported in other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

(in millions)	March 31, 2017		June 30, 2016
	Notional Amount	Asset (Liability)	Notional Amount	Asset (Liability)
Derivatives designated as hedging instruments under ASC 815
Derivatives in an asset position:
Interest rate contracts	$200.0	$0.9	$—	$—
Foreign exchange contracts	92.3	4.7	81.2	3.5
Derivatives in a liability position:
Interest rate contracts	—	—	200.0	(1.3)
Foreign exchange contracts	63.7	(2.8)	103.3	(8.9)
Total designated derivatives	$356.0	$2.8	$384.5	$(6.7)
Derivatives not designated as hedging instruments under ASC 815
Derivatives in an asset position:
Foreign exchange contracts	$104.5	$1.4	$36.2	$1.5
Derivatives in a liability position:
Foreign exchange contracts	107.7	(2.5)	48.0	(1.4)
Total non-designated derivatives	$212.2	$(1.1)	$84.2	$0.1
Total derivatives	$568.2	$1.7	$468.7	$(6.6)
Under certain circumstances, such as the occurrence of significant differences between actual cash payments and forecasted cash payments, the ASC 815 programs could be deemed ineffective. We record the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive loss in our consolidated balance sheets, net of deferred taxes, and any ineffective portion to miscellaneous income (expense), net in our consolidated statements

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of income. During the three months ended March 31, 2017 and 2016, we recorded losses of $0.4 million and $0.1 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges. During the nine months ended March 31, 2017 and 2016, we recorded less than $0.1 million of losses and $1.7 million, respectively, in miscellaneous income (expense), net in our consolidated statements of income to reflect ineffective portions of hedges.
The amounts recognized in other comprehensive income (loss), net of taxes, are presented below:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	$(0.6)	$(1.1)	$1.3	$(0.9)
Foreign exchange contracts	6.1	2.5	5.3	0.1
Total designated derivatives	$5.5	$1.4	$6.6	$(0.8)
The unrealized gain (loss) on derivative instruments is net of $1.7 million and $0.7 million taxes, respectively, for the three months ended March 31, 2017 and 2016. The unrealized gain (loss) on derivative instruments is net of $2.2 million and $0.3 million taxes, respectively, for the nine months ended March 31, 2017 and 2016.The estimated net amount of the existing gains that are expected to be reclassified into earnings within the next twelve months is $2.5 million.
The change in the fair value of derivatives not designated as hedging instruments under ASC 815 is recorded to miscellaneous (expense) income, net in our consolidated statements of income. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were losses of $1.8 million and of $2.6 million for the three months ended March 31, 2017 and 2016, respectively. The total gains and losses related to foreign exchange contracts not designated as hedging instruments were gains of $0.3 million and losses of $1.1 million for the nine months ended March 31, 2017 and 2016, respectively. The loss related to the forward share repurchase contract for the three and nine months ended March 31, 2017 was $0.4 million and $20.7 million, respectively.

The unrealized gains/losses recognized are presented below:

(in millions)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	$(1.0)	$1.6	$(1.2)	$0.9
Total non-designated derivative unrealized gain/(loss), net	$(1.0)	$1.6	$(1.2)	$0.9
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
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2017:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(15.9)	$(15.9)
Interest rate derivative instruments	—	0.9	—	0.9
Foreign currency exchange contracts	—	0.8	—	0.8
Total	$—	$1.7	$(15.9)	$(14.2)

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$(5.2)	$(5.2)
Interest rate derivative instruments	—	(1.3)	—	(1.3)
Foreign currency exchange contracts	—	(5.3)	—	(5.3)
Total	$—	$(6.6)	$(5.2)	$(11.8)
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
On February 27, 2017, the Company entered into an amendment with HSBC to amend the definitions of the purchaser share cap and the seller share cap. There was no charge to the Company by HSBC to amend these terms. This amendment modifies the contract in which the new terms qualify the ASR contract to be reclassified to equity.
During the three months ended March 31, 2017, the fair value of the forward share repurchase contract decreased by $0.4 million from $19.7 million to $19.3 million. During the nine months ended March 31, 2017, the fair value of the forward share repurchase contract decreased by $20.7 million. The change in fair value was recorded in miscellaneous (expense) income, net.
The recurring Level 3 fair value measurements of our forward share repurchase contract asset include the following significant unobservable inputs:

Forward Share
Unobservable Input	Repurchase Contract
Risk free rate	0.5%
Share price volatility	37.5%
Contract term	0.2 years

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the change in our valuation of the fair value of the forward accelerated share repurchase contract asset, which was determined by Level 3 inputs:

(in millions)
Balance at June 30, 2016	—
Additions of forward share repurchase contract	40.0
Change in fair value of forward share repurchase contract	(20.7)
Reclass of forward accelerated share repurchase contract to equity	(19.3)
Balance at March 31, 2017	$—
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
In March 2017, we acquired TMAC. The purchase price for the TMAC acquisition was approximately $37.7 million, plus the potential to pay up to an additional $11.0 million at the end of a three year period ending December 31, 2019 if TMAC achieves specific financial targets. The contingent consideration related to the TMAC acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also by changes in discount periods and rates.
In October 2016, we acquired ExecuPharm. The purchase price for the ExcuPharm acquisition was approximately $148.9 million, plus the potential to pay up to an additional $20.0 million at the end of a two year period ending June 30, 2018 if ExecuPharm achieves specific financial targets. The contingent consideration related to the ExecuPharm acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also by changes in discount periods and rates.
In February 2016, we acquired Health Advances. The purchase price for the Health Advances acquisition was approximately $67.1 million, plus the potential to pay up to an additional $15.8 million over a thirty-six month period following the acquisition date if Health Advances achieves specific financial targets. The contingent consideration related to the Health Advances acquisition is measured at fair value with market conditions based on the use of a Monte-Carlo Simulation Model. Increases or decreases in the fair value of our contingent consideration liability is primarily impacted by the likelihood of achieving financial targets, but also from changes in discount periods and rates.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Unobservable Input	Health Advances	ExecuPharm	TMAC
Risk free rate	1.3%	0.7%	1.5%
Revenue volatility	26%	29%	25%
Projected period of payment	Approximately 2 years	15 months	Approximately 3 years
The following table provides a summary of the change in our valuation of the fair value of the contingent consideration liability, which was determined by Level 3 inputs:

(in millions)
Balance at June 30, 2016	$5.2
Additions of contingent consideration due to acquisitions	11.5
Change in fair value of contingent consideration	(0.8)
Balance at March 31, 2017	$15.9
As of March 31, 2017, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $46.8 million.

PAREXEL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended March 31, 2017, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes in the valuation techniques used to determine the fair values of our Level 2 or Level 3 assets or liabilities. For the three months ended March 31, 2017, the change in the fair value of the contingent consideration for Health Advances, LLC (“Health Advances”) of $2.7 million was recorded in selling, general and administrative expense. During the nine months ended March 31, 2017, the fair value of contingent consideration for Health Advances in the amount of $1.9 million decreased by $3.3 million from June 30, 2016. In addition to this, for the three and nine months ended March 31, 2017 the change in the fair value of the contingent consideration for ExecuPharm Holding Company, Inc. ("ExecuPharm") increased by $2.5 million to $11.9 million as at March 31, 2017. For the nine months ended March 31, 2016, the change in the fair value of the contingent consideration for ClinIntel Limited ("ClinIntel") of and $8.2 million was recorded in selling, general and administrative expense.
The fair value of the debt under the Notes was estimated to be $97.0 million as of March 31, 2017, and was determined using U.S. government treasury rates and Level 3 inputs, including a credit risk adjustment.
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

•
CRS constitutes our core business and includes all phases of clinical research from Early Phase (encompassing the early stages of clinical testing that range from first-in-man through proof-of-concept studies) to Phase II-III and Phase IV, which we include in our PAREXEL Access product offering. Our services include clinical trials management and biostatistics, data management and clinical pharmacology, as well as related medical advisory, patient recruitment, pharmacovigilance, and investigator site services. CRS also includes our clinical supply and drug logistics business. We have aggregated Early Phase and PAREXEL Access with Phase II-III due to economic similarities in these operating segments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
RESULTS OF OPERATIONS
Three and Nine Months Ended March 31, 2017 Compared With Three and Nine Months Ended March 31, 2016:
Revenue
Our service revenue by segment is as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Service revenue
CRS	$409.1	$402.8	1.6%	$1,194.3	$1,220.1	(2.1)%
PC	50.7	49.9	1.6%	160.3	130.6	22.7%
PI	69.5	74.4	(6.6)%	205.8	207.0	(0.6)%
Total service revenue	$529.3	$527.1	0.4%	$1,560.4	$1,557.7	0.2%
ANALYSIS BY SEGMENT
We evaluate our segment performance and allocate resources based on service revenue and gross profit (service revenue less direct costs), while other operating costs are allocated and evaluated on a geographic basis. Accordingly, we do not include the impact of selling, general, and administrative expenses, depreciation and amortization expense, other expense, and income tax expense in segment profitability. We attribute revenue to individual countries based upon the revenue earned in the respective countries; however, inter-segment transactions are not included in service revenue. Furthermore, we have a global infrastructure supporting our business segments, and therefore, assets are not identified by reportable segment.
Service revenue increased by $2.2 million, or 0.4%, to $529.3 million for the three months ended March 31, 2017 from $527.1 million for the same period in the fiscal year ended June 30, 2016 ("Fiscal Year 2016"). Service revenue increased by $2.7 million to $1,560.4 million for the nine months ended March 31, 2017 from $1,557.7 million for the same period in Fiscal Year 2016.
CRS
In the three months ended March 31, 2017, CRS service revenue increased $6.3 million, or 1.6%, to $409.1 million from $402.8 million for the same period in Fiscal Year 2016. The increase was primarily due to $28.9 million from the acquisition of ExecuPharm, Inc. ("ExecuPharm") in the second quarter of the fiscal year ending June 30, 2017 ("Fiscal Year 2017"), and $2.8 million from the acquisition of The Medical Affairs Company, LLC ("TMAC") in the third quarter of Fiscal Year 2017, partially offset by lower revenue in Phase II/III due to large late phase studies reaching completion. In the nine months ended March 31, 2017, CRS service revenue decreased by $25.8 million, or 2.1%, to $1,194.3 million from $1,220.1 million for the same period in Fiscal Year 2016. The decrease was primarily due to a high number of cancellations for active studies and large late phase studies reaching completion, partially offset by growth in our early-phase business due to increased business volumes and $57.7 million from the acquisition of ExecuPharm.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

PC
PC service revenue increased by $0.8 million, or 1.6%, to $50.7 million for the three months ended March 31, 2017 from $49.9 million for the same period in Fiscal Year 2016. The slight increase was primarily due to an additional $2.6 million in revenue from the acquisition of Health Advances, LLC ("Health Advances") in the third quarter of Fiscal Year 2016, offset by lower than expected conversion of our regulatory outsourcing pipeline and lower demand for regulatory services in relation to the core clinical trial business. PC service revenue increased by $29.7 million, or 22.7%, to $160.3 million for the nine months ended March 31, 2017 from $130.6 million for the same period in Fiscal Year 2016. The increase was due to new partnerships, an increase in the number of projects and an additional $20.1 million in revenue from the acquisition of Health Advances in the third quarter of Fiscal Year 2016.
PI
Service revenue decreased by $4.9 million, or 6.6%, to $69.5 million in the three months ended March 31, 2017 from $74.4 million in the same period in Fiscal Year 2016. Service revenue decreased by $1.2 million, or 0.6% to $205.8 million, in the nine months ended March 31, 2017 from $207.0 million in the same periods in Fiscal Year 2016. The decreases in service revenue during the three months ended March 31, 2017 compared to the same periods in Fiscal Year 2016, were primarily driven by lower than expected new business and project delays. The decreases in service revenue during the nine months ended March 31, 2017 compared to the same periods in Fiscal Year 2016, were primarily driven by a loss on derivative instruments reclassified to revenue, partially offset by growth in Medical Imaging.
Reimbursement Revenue
Reimbursement revenue consists of reimbursable out-of-pocket expenses incurred on behalf of, and reimbursable by, clients. Reimbursement revenue does not yield any gross profit to us, nor does it have an impact on our net income.
Direct Costs
Our direct costs and service gross profit by segment are as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Direct costs
CRS	$284.1	$271.1	4.8%	$830.7	$833.0	(0.3)%
PC	29.9	28.2	6.0%	91.2	69.2	31.8%
PI	35.6	38.5	(7.5)%	106.3	111.3	(4.5)%
Total direct costs	$349.6	$337.8	3.5%	$1,028.2	$1,013.5	1.5%
Gross profit
CRS	$125.0	$131.7	(5.1)%	$363.6	$387.1	(6.1)%
PC	20.8	21.7	(4.1)%	69.1	61.4	12.5%
PI	33.9	35.9	(5.6)%	99.5	95.7	4.0%
Total gross profit	$179.7	$189.3	(5.1)%	$532.2	$544.2	(2.2)%
Direct costs increased by $11.8 million, or 3.5% to $349.6 million in the three months ended March 31, 2017 from $337.8 million for the three months ended March 31, 2016. In the three months ended March 31, 2017, direct costs as a percentage of total service revenue, increased to 66.0% from 64.1% compared to the same period in Fiscal Year 2016. Direct costs increased by $14.7 million, or 1.5% to $1,028.2 million in the nine months ended March 31, 2017 from $1,013.5 million for the nine months ended March 31, 2016. As a percentage of total service revenue, direct costs for the nine months ended March 31, 2017 increased to 65.9% from 65.1% for the respective period in Fiscal Year 2016. For the three and nine months ended March 31, 2017 compared to the same periods in Fiscal Year 2016 gross margin decreased primarily due to margin contraction in the CRS and PC segments, partially offset by increases in the PI segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CRS
Direct costs increased by $13.0 million, or 4.8%, to $284.1 million in the three months ended March 31, 2017 from $271.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017 compared to the same period in Fiscal Year 2016, CRS direct costs increased primarily due to the acquisitions of ExecuPharm in the second quarter of Fiscal Year 2017, and TMAC in the third quarter of Fiscal Year 2017, as well as an increase in restructuring charges, partially offset by decreases due to lower business volumes, and lower variable compensation expense. Direct costs decreased $2.3 million, or 0.3%, to $830.7 million in the nine months ended March 31, 2017 from $833.0 million for nine months ended March 31, 2016. For the nine months ended March 31, 2017 compared to the same period in Fiscal Year 2016, CRS direct costs decreased primarily due to lower business volume, lower fixed and variable compensation expense and lower cost incurred in connection with our restructuring programs, partially offset by increases from the acquisitions of ExecuPharm and TMAC. As a percentage of service revenue, direct costs increased to 69.4% in the three months ended March 31, 2017 from 67.3% for the same period in Fiscal Year 2016, and increased to 69.6% for the nine months ended March 31, 2017 from 68.3% for the same period in Fiscal Year 2016. The increase in the three and nine months ended March 31, 2017 was due primarily to lower gross margins contributed by ExecuPharm, which was acquired on October 3, 2016, partially offset by lower labor costs as a result of the restructuring programs.
PC
Direct costs increased by $1.7 million, or 6.0%, to $29.9 million in the three months ended March 31, 2017 from $28.2 million for the same period in Fiscal Year 2016. Direct costs increased $22.0 million, or 31.8% to $91.2 million in the nine months ended March 31, 2017 from $69.2 million for the same period in Fiscal Year 2016. Direct costs increased in the three months ended March 31, 2017 compared to the same period in Fiscal Year 2016 due primarily to an increase in labor costs. Direct costs increased in the nine months ended March 31, 2017 compared to the same period in Fiscal Year 2016 due primarily to an increase in direct costs associated with the acquisition of Health Advances. As a percentage of service revenue, direct costs increased to 59.0% for the three months ended March 31, 2017 from 56.5% for the same period in Fiscal Year 2016 and increased to 56.9% from 53.0% in the nine month comparison due primarily to less favorable revenue mix.
PI
Direct costs decreased by $2.9 million, or 7.5%, to $35.6 million in the three months ended March 31, 2017 from $38.5 million for the same period in Fiscal Year 2016. Direct costs decreased by $5.0 million, or 4.5% to $106.3 million in the nine months ended March 31, 2017 from $111.3 million in the same period in Fiscal Year 2016. Direct costs decreased in the three and nine months ended March 31, 2017 compared to the same periods in Fiscal Year 2016 primarily due to service revenue mix and lower costs due to our MAP (the “Margin Acceleration Program”). As a percentage of service revenue, direct costs in the three months ended March 31, 2017, decreased to 51.2% from 51.7% for the same period in Fiscal Year 2016. In the nine months ended March 31, 2017 direct costs as a percentage of service revenue decreased to 51.7% from 53.8% for the same period in Fiscal Year 2016. Direct costs as a percentage of service revenue decreased in the three and nine months ended March 31, 2017 from the same periods in Fiscal Year 2016 primarily due to lower total compensation costs, driven by lower headcount, as well as lower costs due to our MAP.
Selling, General and Administrative ("SG&A")
SG&A expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Selling, general and administrative	$100.8	$97.1	3.8%	$288.6	$289.4	(0.3)%
% of service revenues	19.0%	18.4%		18.5%	18.6%
SG&A expense increased 3.8% for the three months ended March 31, 2017, compared to the same period in Fiscal Year 2016. SG&A expense decreased 0.3%, for the nine months ended March 31, 2017 compared to the same period in Fiscal Year 2016. The increase in SG&A for the three months ended March 31, 2017 was primarily due to a $5.6 million net adjustment for a charge related to a fully impaired internally developed software, and an increase in professional fees, partially offset by a favorable foreign exchange impact of $3.0 million and the effect of efficiency initiatives for our support functions. The decrease in SG&A for the nine months ended March 31, 2017 was primarily due to a $9.0 million reduction in losses from the changes in fair value of contingent consideration, a favorable foreign exchange impact of $9.5 million and the effect of efficiency initiatives for our support functions, partially offset by a $5.6 million net adjustment for a full impairment charge related to a discontinued internally developed software, an increase in professional fees, and lower amounts of labor being capitalized on information technology infrastructure projects. SG&A expense as a percentage of service revenue increased 0.6% for the three months ended March 31, 2017, and was relatively flat for the nine months ended March 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Depreciation and Amortization
Depreciation and amortization expense is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Depreciation and amortization	$27.4	$24.3	12.8%	$78.5	$71.6	9.6%
% of service revenues	5.2%	4.6%		5.0%	4.6%
Depreciation and amortization expense increased by 12.8% and 9.6% in the three and nine months ended March 31, 2017 respectively, compared to the same periods in Fiscal Year 2016 due primarily to amortization expense attributable to our acquisitions of TMAC in the third quarter of Fiscal Year 2017, ExecuPharm in the second quarter of Fiscal Year 2017 and our acquisition of Health Advances in the third quarter of Fiscal Year 2016.
Restructuring Charge
Restructuring charge is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Restructuring charge	$21.6	$(1.8)	>(1,000)%	$21.9	$23.4	(6.4)%
On January 6, 2017, we approved a plan to restructure our operations to improve the productivity and efficiency of the company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. In May 2017, the Company approved an expansion of the 2017 Restructuring Program. The restructuring initiatives are company-wide. These actions are expected to result in pre-tax charges in the range of $49.0 million to $63.0 million, all of which are anticipated to be cash expenditures. For the three and nine months ended March 31, 2017, we recorded a net $21.8 million restructuring charge which consisted entirely of employee separation benefits. We expect the remainder of the charges to be incurred by the end of the fiscal year ending June 30, 2018 (“Fiscal Year 2018”). The charges will include approximately $24 million to $32 million in employee separation costs and approximately $1 million to $3 million in other costs. We anticipate completing restructuring activities by the end of Fiscal Year 2018, and we expect the charges to result in annual pre-tax savings of approximately $7 million to $10 million over the course of Fiscal Year 2017 and approximately $30 million to $40 million on an annually when fully completed.
In June 2015, we adopted the MAP to restructure our operations to improve the productivity and efficiency of the Company simplify the organization, and streamline decision-making, thereby enhancing client engagement. For the three and nine months ended March 31, 2017 , we recorded a net benefit of $0.2 million and a net charge of $0.1 million, respectively, to the MAP, which consisted of changes in estimates on employee separation benefits and lease termination costs. For the three and nine months ended March 31, 2016, we recorded a net $1.8 million restructuring benefit and $23.4 million restructuring charge respectively, to the MAP. In the third quarter of 2016 this charge was composed of a benefit of $2.9 million for a reversal of employee separation benefits accruals and a charge of $1.1 million of lease termination related costs.
From the announcement of the program through March 31, 2017, we recorded a net $48.0 million restructuring charge related to the MAP, which consisted of $38.1 million of employee separation benefits and $9.9 million of lease termination related costs. The MAP is company wide. The activities under the MAP were substantially complete as of March 31, 2017.
Income from Operations

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Income from operations	$29.9	$69.7	(57.1)%	$143.2	$159.8	(10.4)%
Operating margin	5.6%	13.2%		9.2%	10.3%
The decrease in income from operations and operating margin in the three months ended March 31, 2017 was primarily due to increased restructuring charges, direct costs, SG&A, depreciation, and amortization, partially offset by an increase in service revenue compared to the same period in Fiscal Year 2016. The decrease in both income from operations and in operating margin in the nine months ended March 31, 2017 was due primarily to an increase in direct costs, depreciation, amortization and SG&A, partially offset by higher service revenue, and a decrease in restructuring charges compared to the same period in Fiscal Year 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other Expense, net
Other expense, net is summarized as follows:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Interest expense, net	$(3.1)	$(2.3)	34.8%	$(8.5)	$(6.0)	41.7%
Miscellaneous (expense) income	(2.2)	(0.3)	>1000%	(20.7)	1.4	>1000%
Other expense, net	$(5.3)	$(2.6)	103.8%	$(29.2)	$(4.6)	534.8%
Net interest expense increased in the three and nine months ended March 31, 2017 compared to the same periods in Fiscal Year 2016 as a result of higher debt balances.
The increases in miscellaneous expense in the three and nine months ended March 31, 2017 of $1.9 million and $22.1 million, respectively, were due primarily to a $0.4 million, and $20.7 million, respectively, reduction in fair value to our forward accelerated share repurchase contract, partially offset by foreign currency exchange gains.
Taxes
The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended March 31, 2017 and 2016:

(dollar amounts in millions)	Three Months Ended			Nine Months Ended
	March 31, 2017	March 31, 2016	Increase/(Decrease)%	March 31, 2017	March 31, 2016	Increase/(Decrease)%
Provision for income taxes	$6.8	$19.2	(64.6)%	$36.6	$43.0	(14.9)%
Effective tax rate	27.6%	28.6%		32.1%	27.7%
The tax rates for the three and nine months ended March 31, 2017 and 2016 each benefited from a favorable distribution of taxable income among lower tax rate foreign jurisdictions and the United States. The tax rate for the nine months ended March 31, 2017 benefited 3.0% from the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as further described in Note 1 to our consolidated financial statements included in this quarterly report. The tax rates for the nine months ended March 31, 2017 increased by 4.9%, due to the non-deductibility of the realized loss on the fair value adjustment of $20.7 million in connection with the accelerated share repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations and growth with cash flow from operations, proceeds from the sale of equity securities, and credit facilities. Investing activities primarily reflect the costs of capital expenditures for property and equipment as well as the funding of business acquisitions and the purchases of marketable securities. As of March 31, 2017, we had cash and cash equivalents of approximately $284.3 million. The majority of our cash and cash equivalents is held in foreign countries because excess cash generated in the United States is primarily used to repay our debt obligations. As of March 31, 2017 we did not hold any marketable securities. Foreign cash balances include unremitted foreign earnings, which are invested indefinitely outside of the United States. Our cash and cash equivalents are held in deposit accounts, which provide us with immediate and unlimited access to the funds. Repatriation of funds to the United States from non-U.S. entities may be subject to taxation or certain legal restrictions. Nevertheless, most of our cash resides in countries with few or no such legal restrictions.
DAYS SALES OUTSTANDING
Our operating cash flow is heavily influenced by changes in the levels of billed and unbilled receivables and deferred revenue. These account balances as well as days sales outstanding (“DSO”) in accounts receivable, net of deferred revenue, can vary based on contractual milestones and the timing and size of cash receipts. We calculate DSO by adding the end-of-period balances for billed and unbilled account receivables, net of deferred revenue (short-term and long-term) and the provision for losses on receivables, then dividing the resulting amount by the sum of total revenue plus investigator fees billed for the most recent quarter, and multiplying the resulting fraction by the number of days in the quarter. The following table presents the DSO, accounts receivable balances, and deferred revenue as of and for the three months ended March 31, 2017 and June 30, 2016:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(in millions)	March 31, 2017	June 30, 2016
Billed accounts receivable, net	$573.1	$506.1
Unbilled accounts receivable, net	276.6	327.9
Total accounts receivable, net	849.7	834.0
Deferred revenue	545.0	458.5
Net receivables	$304.7	$375.5

DSO (in days)	39	48
DSO for the three months ended March 31, 2017 declined by nine days compared with the three months ended June 30, 2016 due to favorable project positions increasing invoicing and collection activities within the period due to a new receivables factoring agreement with one of our largest customers.
CASH FLOWS
Sources and uses of cash flows are summarized as follows:

	Nine Months Ended
	March 31,		Percentage
(dollar amounts in millions)	2017	2016	Change
Net cash provided by operating activities	$261.5	$130.1	101.0%
Net cash (used in) provided by investing activities	(241.3)	(144.1)	67.5%
Net cash provided by (used in) financing activities	17.4	19.3	(9.8)%
Effect of exchange rate changes on cash	(1.9)	(3.0)	(36.7)%
Net increase (decrease) in cash and cash equivalents	$35.7	$2.3	1,452.2%
Operating Activities
The cash flows provided by operating activities during the nine months ended March 31, 2017 primarily resulted from $77.4 million in net income and $115.5 million in depreciation, amortization, stock-based compensation expenses and an realized forward contract loss on accelerated share repurchase and changes in working capital of $66.9 million. The changes in working capital were driven by a $94.3 million cash inflow due to an increase in deferred revenue and other liabilities, a $36.9 million cash outflow due to a decrease in accrued expenses and other current liabilities, and an $10.1 million cash inflow due to decreases in billed and unbilled accounts receivable. The increase in deferred revenue was due to the timing of the achievement of billing milestones compared with the delivery of units for revenue recognition purposes. The decrease in accrued expenses and other current liabilities was primarily attributable to the payment of Fiscal Year 2016 variable compensation. The decreases in billed and unbilled accounts receivable are due to the timing of collections with large customers.
The cash flows provided by operating activities during the nine months ended March 31, 2016 primarily resulted from net income of $112.2 million, $86.8 million in depreciation, amortization and stock-based compensation expenses, and a decrease of $94.4 million in working capital.
Investing Activities
The net cash used in investing activities during the nine months ended March 31, 2017 was primarily driven by $184.8 million used for the acquisitions of ExecuPharm and TMAC and capital expenditures of $56.7 million. The capital expenditures in the current year are lower than the prior year due primarily to decreased costs for system upgrades and improvements to the information technology infrastructure.
The net cash used in investing activities during the nine months ended March 31, 2016, was primarily driven by capital expenditures of $76.8 million.
Financing Activities
During the nine months ended March 31, 2017, we received a net $202.5 million under the 2016 Credit Agreement (as defined below) and $19.0 million in proceeds related to employee stock purchases. This was partially offset by payments of $200.0 million as part of the accelerated share repurchase program.
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
As of March 31, 2017, we had $210.0 million of principal borrowed under the revolving credit facility and $390.0 million of principal borrowed under the term loan. The outstanding amount is presented net of debt issuance costs of approximately $2.6 million in our consolidated balance sheet at March 31, 2017. As of March 31, 2017, we had borrowing availability of $140.0 million under the revolving credit facility.
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
The 2016 Credit Agreement contains negative covenants applicable to PAREXEL and its subsidiaries, including financial covenants requiring PAREXEL to comply with maximum net leverage ratios and minimum interest coverage ratios, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Net Leverage Ratio), transactions with affiliates, and other restrictive covenants. As of March 31, 2017, we were in compliance with all covenants under the 2016 Credit Agreement.
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
2016 Term Loan Agreement
On February 10, 2016, PAREXEL entered into the Loan agreement with TD Bank, providing for a loan to the Company in the amount of $75.0 million (the “Loan”). The Loan would have matured on April 30, 2016 (the “Maturity Date”) unless earlier payment had been required under the terms of the Company loan agreement with TD Bank. The Loan bore interest, at PAREXEL’s determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 1.750%) based on the Leverage Ratio. The Loan could have been prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the loan agreement.
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
As of March 31, 2017, all outstanding amounts under the Loan were fully repaid with the proceeds from the 2016 Credit Agreement.

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
As of March 31, 2017, we had $2.9 million principal borrowed under the Master Financing Agreement.
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
The 2014 Credit Agreement was superseded by the 2016 Credit Agreement, and as of March 31, 2017 all outstanding amounts under the 2014 Credit Agreement were fully repaid.
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

The Note Purchase Agreement includes operational and financial covenants, with which we are required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of March 31, 2017, we were in compliance with all covenants under the Note Purchase Agreement.
In connection with the Note Purchase Agreement, certain of our subsidiaries entered into a Subsidiary Guaranty, pursuant to which such subsidiaries guaranteed our obligations under the Notes and the Note Purchase Agreement.
As of March 31, 2017, there was $100.0 million in aggregate principal amount outstanding under the Notes. The outstanding amounts are presented net of debt issuance cost of approximately $0.3 million in our consolidated balance sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Receivable Purchase Agreement
On February 22, 2017, we entered into a receivables purchase agreement (the “Bank of America Receivable Agreement”) with Bank of America, N.A. (“Bank”). Under the Bank of America Receivable Agreement, we sell to the Bank or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Bank of America Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or the Bank upon thirty business days' advance notice. The Bank of America Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2017, we did not transfer any trade receivables. As of March 31, 2017 and June 30, 2016, no transfers were accounted for as a financing activity.
On February 19, 2013, we entered into a receivables purchase agreement (the “Receivable Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the Receivable Agreement, we sell to JPMorgan or other investors on an ongoing basis certain of our trade receivables, together with ancillary rights and the proceeds thereof, which arise under contracts with a client, or its subsidiaries or affiliates. The Receivable Agreement includes customary representations and covenants on behalf of us, and may be terminated by either us or JPMorgan upon five business days' advance notice. The Receivable Agreement provides a mechanism for accelerating the receipt of cash due on outstanding receivables. We account for the transfer of our receivables with respect to which we have satisfied the applicable revenue recognition criteria in accordance with FASB ASC 860, “Transfers and Servicing.” If we have not satisfied the applicable revenue recognition criteria for the underlying sales transaction, the transfer of the receivable is accounted for as a financing activity in accordance with FASB ASC 470, “Debt.” The accounts receivable and short-term debt balances are derecognized from our consolidated balance sheets at the earlier of the factored receivable’s due date or when all of the revenue recognition criteria are met for those billed services. During the nine months ended March 31, 2017, we transferred approximately $0.7 million of trade receivables. As of March 31, 2017, no transfers were accounted for as a financing activity.
Additional Lines of Credit
On December 23, 2016, we entered into an unsecured line of credit with HSBC Bank, USA in the amount of $100.0 million. The line bears interest, at our determination, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.00%) based on a ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.00%) based on the Leverage Ratio. We entered into this line of credit to facilitate business transactions. As of March 31, 2017, we had $100.0 million available under this line of credit.
We have an unsecured line of credit with JP Morgan UK in the amount of $4.5 million that bears interest at an annual rate ranging from 2.00% to 4.00%. We entered into this line of credit to facilitate business transactions. As of March 31, 2017, we had $4.5 million available under this line of credit.
We have an unsecured uncommitted overdraft facility with ING Bank NV in the amount of 7.5 million Euros that bears interest at an annual rate ranging between 2.00% and 4.00%. We entered into this line of credit to facilitate business transactions. At March 31, 2017, we had 7.5 million Euros available for borrowing under this line of credit.
DEBT, COMMITMENTS, CONTINGENCIES AND GUARANTEES
As of March 31, 2017, our future minimum debt obligations related to the 2016 Credit Agreement and the Notes described above under “Credit Agreements” are as follows:

(in millions)	FY 2017	FY 2018	FY 2019	FY 2020	FY 2021	Thereafter	Total
Debt obligations (principal)	$5.0	$22.8	$22.5	$32.5	$620.0	$—	$702.8
We have letter-of-credit agreements with banks totaling approximately $9.7 million guaranteeing performance under various operating leases and vendor agreements. Additionally, the borrowings under the 2016 Credit Agreement and the Notes are guaranteed by certain of our U.S. subsidiaries.
We periodically become involved in various claims and lawsuits that are incidental to our business. We are also regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years relating to indirect taxes. Although we believe our accruals for non-income tax related tax exposures to be appropriately estimated, and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our accruals.  Adverse outcomes of tax audits could also result in assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits.  For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued as probable and estimable to be up to approximately $6.5 million at March 31, 2017.
The above table does not include asset retirement obligations due to the uncertainty of the timing of the future cash outflows related to the restoration costs associated with returning certain facilities to their original condition upon termination of our long-term leases. As of March 31, 2017, the obligation expected to be incurred was $14.5 million.
The above table does not include contingent consideration due to the uncertainty regarding the amounts and timing of the future cash outflows related to the potential payments. As of March 31, 2017, we recorded contingent consideration liabilities of $15.9 million. See Note 12 to our consolidated financial statements included in this quarterly report for more information.
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
Share Repurchases
On October 26, 2016, we announced that our Board of Directors approved an accelerated share repurchase program (the “2017 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On November 21, 2016, we entered into an agreement (the “2017 Agreement”) to purchase shares of our common stock from HSBC, National Association (“HSBC”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. As of March 31, 2017, we recorded the $160.0 million payment, which represents 80% of the shares we repurchased, as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings. The remaining $40.0 million, which is an advanced payment accounted for as a forward accelerated share repurchase contract, was recorded as within other current assets within the condensed consolidated balance sheet. During the three months ended March 31, 2017, the fair value of the forward accelerated share repurchase contract in the amount of $19.7 million decreased by $0.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On March 20, 2017, we received 0.3 million shares representing the final settlement of the 2017 Agreement and the 2017 Program was completed. Pursuant to the 2017 Program, we repurchased 3.1 million shares of our common stock at an average price of $64.04 per share from November 2016 to March 2017.
On September 14, 2015, we announced that our Board of Directors approved an accelerated share repurchase program (the “2016 Program”) authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing. On September 15, 2015, we entered into an agreement (the “2016 Agreement”) to purchase shares of our common stock from Wells Fargo Bank, National Association (“WF”), for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2016 Agreement, in September 2015, we paid $200.0 million to WF and received from WF 2.3 million shares of our common stock, representing 80% of the shares to be repurchased by us under the 2016 Agreement. The shares were repurchased at a price of $70.35 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on September 16, 2015. These shares were canceled and restored to the status of authorized and unissued shares. As of December 31, 2016, we recorded the $200.0 million payment to WF as a decrease to equity in our consolidated balance sheet, consisting of decreases in common stock and additional paid-in capital. As additional paid-in capital was reduced to zero, the remainder was applied as a reduction in retained earnings.
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
FOREIGN CURRENCY EXCHANGE RATES AND INTEREST RATES
For the nine months ended March 31, 2017 and 2016, we derived approximately 56.0% and 55.1% of our consolidated service revenue, respectively, from operations outside of the United States. In addition, for the nine months ended March 31, 2017 and 2016, our Euro denominated service revenue accounted for 10.7% and 9.6% of our consolidated service revenue, respectively. We have no significant operations in countries in which the economy is considered to be highly inflationary. Our financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of financial results into U.S. dollars for purposes of reporting our consolidated financial results.
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
As of March 31, 2017, the programs with derivatives designated as hedging instruments under ASC 815, Derivatives and Hedging, were deemed effective and the notional values of the derivatives were approximately $356.0 million, including two interest rate swaps agreements with a total notional value of $200.0 million. Under certain circumstances, such as the occurrence of significant differences between actual cash receipts and forecasted cash receipts, the hedge programs could be deemed ineffective. In such an event, the unrealized gains and losses related to these derivatives, which are currently reported in accumulated other comprehensive income in our consolidated balance sheets, would be recognized in earnings. As of March 31, 2017, the estimated amount that could be recognized in earnings was a loss of approximately $1.1 million, net of tax.
As of March 31, 2017, the notional value of foreign exchange contract derivatives that were not designated as hedging instruments under ASC 815 was approximately $212.2 million. These instruments are marked to market with changes in fair value recorded in income statements. See Note 11 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information.
During the nine months ended March 31, 2017 and 2016, we recorded net foreign currency exchange losses of $1.3 million and gains of $1.3 million, respectively.
Our exposure to changes in interest rates relates primarily to the amount of our long-term debt. The current portion of our long-term debt was $22.8 million as of March 31, 2017 and $16.6 million as of June 30, 2016. Long-term debt was $680.0 million as of March 31, 2017 and $484.8 million as of June 30, 2016. As of March 31, 2017, $100.0 million in aggregate principal amount outstanding under the Notes carried a fixed interest rate of 3.11%. As of March 31, 2017, $200.0 million of borrowings under our 2016 Credit Agreement were hedged under two interest rate swap agreement. Based on average total debt for the nine months ended March 31, 2017, an increase in the average interest rate of 100 basis points would reduce our pre-tax earnings and cash flows by approximately $3.7 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and interim chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control related to revenue recognition in our CRS reporting segment and approval of invoices for payment and validation of vendors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016, and as described below, our disclosure controls and procedures were not effective as of March 31, 2017.
PREVIOUSLY REPORTED MATERIAL WEAKNESSES & REMEDIATION PROGRESS
The material weakness in our in our internal control over financial reporting related to complex treasury transactions as reported in Item 4 of our Quarterly Report on Form 10-Q for the period ended December 31, 2016 is remediated as of March 31, 2017. Management implemented review controls to timely identify complex treasury related agreements and formalized review protocols and timelines including the use of outside specialists to review such agreements.
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
MANAGEMENT'S PLAN FOR REMEDIATION
Management is in the process of executing a remediation plan intended to address the control deficiencies which resulted in the material weaknesses described above, which are not yet remediated. The revenue recognition remediation efforts are underway, which include the following: 1) enhanced contract amendment reviews and project revenue analytics; 2) increased revenue recognition training and communication of policies and procedures for finance and non-finance personnel; and 3) enhanced unit audit and reconciliation reviews for revenue at the project level. The vendor payment remediation efforts have largely been completed by verifying authenticity of the majority of this specific class of vendors and implementation of new invoice review guidelines.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the identification of the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2015, we adopted a plan (the “Margin Acceleration Program”) to restructure our operations to improve the productivity and efficiency of the Company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. For Fiscal Years 2016 and 2015, we recorded $27.8 million and $20.0 million, respectively, in restructuring charges related to the Margin Acceleration Program, which consisted of employee separation benefits and facility exit costs. On January 6, 2017, we approved a plan to restructure our operations to improve the productivity and efficiency of the company, simplify the organization, and streamline decision-making, thereby enhancing client engagement. On May 3, 2017, the Company approved an expansion of the 2017 Restructuring Program. The restructuring initiatives are company-wide. These actions are expected to result in pre-tax charges in the range of $49.0 million to $63.0 million, all of which are anticipated to be cash expenditures. If we incur additional restructuring charges, our financial condition and results of operations may be adversely impacted.
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
As described in Item 9A, management assessments have identified material weaknesses in our internal control over financial reporting due to ineffective controls associated with revenue recognition in our CRS reporting segment and our approval of invoices and validation of vendors regarding a specific class of vendors. We are in the process of implementing remedial actions to resolve these material weaknesses, but we have not yet completed remediation. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner. If we continue to have one or more material weaknesses in our internal control over financial reporting, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, or delays in completing our internal control audit and financial audit, could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.  While we believe our reported revenue is accurate, until these deficiencies are substantially remediated, it is possible that internal control over financial reporting may not prevent or detect material errors in revenue reflected in our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of our equity securities during the three months ended March 31, 2017:

Period	(a) Total Number of Share (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	340,884	$64.04	340,884	$—
March 1, 2017 - March 31, 2017	—	$—	—	$—
Total	340,884		340,884
(1) On October 26, 2016, we announced that our Board of Directors approved the 2017 Program authorizing the repurchase of up to $200.0 million of our common stock to be financed with cash on hand, cash generated from operations, existing credit facilities, or new financing.  On November 21, 2016, we entered into the 2017 Agreement to purchase shares of our common stock from HSBC, for an aggregate purchase price of $200.0 million pursuant to an accelerated share purchase program. Pursuant to the 2017 Agreement, in November 2016, we paid $200.0 million to HSBC and received from HSBC 2.8 million shares of our common stock, representing 80% of the estimated shares to be repurchased by us under the 2017 Agreement. The shares were repurchased at a price of $57.51 per share, which was the closing price of our common stock on the Nasdaq Global Select Market on November 21, 2016. These shares were canceled and restored to the status of authorized and unissued shares. During the three months ended March 31, 2017 the fair value of the forward accelerated share repurchase contract in the amount of $19.7 million decreased by $0.4 million. On March 20, 2017 we received $0.3 million shares representing the final settlement of the 2017 Agreement and the 2017 Program was completed. Pursuant to the 2017 Program, we repurchased 3.1 million shares of our common stock at an average price of $64.04 per share from November 2016 to February 2017.
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

PAREXEL International Corporation

Date:	May 8, 2017	By: /s/ Josef H. von Rickenbach

Josef H. von Rickenbach
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017	By: /s/ Emma Reeve

Emma Reeve
Corporate Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Supplier Receivables Purchase Agreement, dated as of February 22, 2017, by and between the Company and Bank of America, N.A. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2017 and incorporated herein by this reference).

*10.2
Offer Letter, dated February 22, 2017, between the Company and Simon Harford (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2017 and incorporated herein by this reference).

*10.3
Change of Control/Severance Agreement, dated as of February 25, 2017, by and between the Company and Simon Harford (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 25, 2017 and incorporated herein by this reference).

10.4
Amendment, effective February 27, 2017, to Letter Agreement Regarding Accelerated Share Repurchase Program by and between the Company and HSBC Bank USA, National Association, dated November 21, 2016 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2017 and incorporated herein by this reference).

10.5
First Amendment to Third Amended and Restated Credit Agreement, dated as of February 24, 2017, among PAREXEL INTERNATIONAL CORPORATION, certain subsidiaries of PAREXEL party thereto from time to time as Designated Borrowers, certain subsidiaries of PAREXEL party thereto from time to time as Subsidiary Guarantors, the Lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
eference).

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